Form 10QSB
period 1995-03-31
HITOX CORPORATION OF AMERICA
filed 1995-05-10
CIK 842295

U.S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB
(Mark One)
          [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995
                                       OR
          [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                     For the transition period from       to
                                                   -------  -------
 Commission file number 0-17321

                          HITOX CORPORATION OF AMERICA
        (Exact name of small business issuer as specified in its charter)

           Delaware                             74-2081929
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

                              Furman Plaza Building
                418 Peoples Street, Corpus Christi, Texas  78401
                    (Address of principal executive offices)

                  Issuer's telephone number:  (512)   882-5175

                                      None
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Check  whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
           Yes [ X ]               No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.25 par value                     3,656,787
            (Class)                      (Outstanding as of April 30, 1995)

Transitional Small Business Disclosure Format (check one):
           Yes [   ]               No [ X ]

                  HITOX CORPORATION OF AMERICA AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.       Financial Information

              Item 1.   Financial Statements

                        Condensed Consolidated Balance Sheets--
                        March 31, 1995 and December 31, 1994               3-4

                        Condensed Consolidated Statements of Operations--
                        three months ended March 31, 1995 and 1994         5

                        Condensed Consolidated Statements of Cash Flows--
                        three months ended March 31, 1995 and 1994         6

                        Notes to Condensed Consolidated Financial
                        Statements                                         7-9

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations      10-12

PART II.      Other Information

              Item 6.   Exhibits and Reports on Form 8-K                   13

              Signature                                                    13

                  HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                 (in thousands)

                                               March 31, 1995   December 31,
                                                (Unaudited)         1994
                                               -------------    ------------
                   ASSETS

Current assets:
  Cash and cash equivalents                    $         479    $      2,483
    Accounts receivable; no allowance for
    doubtful accounts considered necessary             1,384             959
  Other receivables                                        1             132
  Inventories:
    Raw materials                                      2,290           2,034
    Finished goods                                       710             984
    Supplies                                              90              97
                                               -------------    ------------
      Total inventories                                3,090           3,115
  Other current assets                                   134              30
                                               -------------    ------------
      Total current assets                             5,088           6,719

Property, plant and equipment                          8,922           8,855
Accumulated depreciation                              (4,240)         (4,078)
                                               -------------    ------------
                                                       4,682           4,777

Other assets                                             214             231
                                               -------------    ------------
                                               $       9,984    $     11,727
                                               =============    ============

                 HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1995 AND DECEMBER 31, 1994
                       (in thousands, except par value)

                                               March 31, 1995   December 31,
                                                (Unaudited)         1994
                                               -------------    ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $         152    $        217
 Notes payable to bank                                  ----           2,267
 Accrued expenses                                      1,329             866
 Current maturities of long-term debt                    575             558
                                               -------------    ------------
  Total current liabilities                            2,056           3,908

 Long-term convertible debt, related party             5,000           5,000
                                               -------------    ------------
  Total liabilities                                    7,056           8,908

Commitments and contingencies

Shareholders' equity:
 Common stock $.25 par value; authorized
  10,000 shares; 3,657 shares outstanding
  after deducting 88 shares held in treasury             936             936
 Additional paid-in capital                           10,600          10,594
 Accumulated deficit                                  (8,565)         (8,668)
                                               -------------    ------------
                                                       2,971           2,862
 Less: cost of treasury stock                            (43)            (43)
                                               -------------    ------------
  Total shareholders' equity                           2,928           2,819
                                               -------------    ------------
                                               $       9,984    $     11,727
                                               =============    ============

                 HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   1995             1994
                                               -------------    ------------
Net Sales                                      $       2,668    $      3,009
Costs and expenses:
   Cost of products sold                               1,911           2,185
   Selling, administrative and general                   499             635
                                               -------------    ------------
      Operating income                                   258             189

Other income (expenses):
   Interest income                                        24            ----
   Interest expense                                     (171)           (375)
   Other, net                                             (8)             15
                                               -------------    ------------
      Income (loss) before minority
       interest and income tax                           103            (171)

Minority interest                                       ----             (14)
                                               -------------    ------------
      Income (loss) before  income tax                   103            (185)

Provision for income tax                                ----              25
                                               -------------    ------------
      NET INCOME (LOSS)                        $         103    $       (210)
                                               =============    ============

Income (loss) per common share:
  Primary                                      $       0.03     $     (0.06)
  Fully diluted                                        0.03           (0.06)<F1>

Weighted average number of common and
  common equivalent shares outstanding:
  Primary                                              3,665           3,657
  Fully diluted                                        3,682           4,214
  ------------------------------------------

<F1>
Antidilutive

                 HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)
                                                    Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   1995             1994
                                               -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $         103    $       (210)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization                        176             181
    Other                                                  6              15
  Changes in assets and liabilities:
    Accounts receivable                                 (425)            158
    Inventories                                           25             336
    Other current assets                                  29            (110)
    Accounts payable and accrued expenses                399             (94)
    Income tax payable                                  ----               6
                                               -------------    ------------
Net cash provided by operating activities                313             282
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant & equipment               (67)            (14)
                                               -------------    ------------
Net cash used in investing activities                    (67)            (14)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt                                    (2,267)         (3,861)
  Proceeds from debt                                      17           3,611
                                               -------------    ------------
Net cash used in financing activities                 (2,250)           (250)

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                          (2,004)             18
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                             2,483             537
                                               -------------    ------------
    AT END OF PERIOD                           $         479    $        555
                                               =============    ============
Supplemental disclosure of cash flow information:
    Interest paid                              $          45    $        179
    (Refunds received) Income taxes paid                 (38)             11

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Accounting Policies

    The interim financial statements of Hitox Corporation of America and subsidiaries (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All adjustments are of a normal and recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1994 Annual Report on Form 10-KSB.

    Reclassification

    Certain reclassifications have been made to prior years' condensed consolidated financial statements to conform to present reporting classifications.

2.  Debt

    A fourth amended and restated financing and security agreement (the "Fourth Agreement") between NationsBank of Texas (the "Bank") and the Company was executed on February 15, 1995. The Fourth Agreement expires on June 30, 1995, and provides the Company with a $1,400,000 line of credit with an annual interest rate equal to the Bank's prime rate plus three percent, payable monthly.

    The Fourth Agreement also includes the Company's two mortgage notes, one of which was paid off in March. The balance outstanding on the second note was $503,000 at March 31, 1995. The Company is negotiating with the Bank to extend the term of the second note which has a balloon payment of $495,000 due on June 1, 1995. Based on discussions with the Bank, the Company anticipates that the mortgage loan terms will be renegotiated and its maturity date extended. This obligation and the line of credit are collateralized by substantially all of the Company's assets.

    During 1992, the Company entered into a note purchase agreement (the "Note Purchase Agreement") under which it issued $5 million in convertible subordinated debentures (the "Debentures"). Due to a formal notice of default issued by the Bank to the Company on June 1, 1994, the Company was prohibited from making scheduled interest payments on the Debentures which were due on June 15, and December 15, 1994. No principal payments are due on the Debentures until September 15, 1997. The Fourth Agreement also prohibits payment of the next scheduled June 15, 1995 interest payment on the Debentures. At the expiration of the Fourth Agreement, the accrued interest payable on the Debentures is estimated to be $861,000.

    The Bank required as a condition precedent to executing the Fourth Agreement that the Debenture holders agree to forgo any payments on the Debentures during the term of the Fourth Agreement which expires on June 30, 1995. The next scheduled interest payment on the Debentures is the semi-annual interest payment of $262,500, due on June 15, 1995. The Company will attempt to negotiate a new credit agreement with the Bank prior to the expiration of the Fourth Agreement which would provide a longer duration and a line of credit sufficient to satisfy the Company's working capital needs, primarily associated with the purchase of raw materials. The Company also will attempt to have the restrictions lifted which prohibit payments on the Debentures as part of a new credit agreement.

    The Company and the Debenture holders executed a second amendment to the Note Purchase Agreement effective February 28, 1995, to accommodate changes which recognize the Company's new structure and financial condition, as well as the waivers and forbearance granted to the Company by the Debenture holders. The Note Purchase Agreement was changed as follows:

  * The covenants were restructured to recognize the sale of the Company's two foreign subsidiaries, Malaysian Titanium Corporation ("MT") and Fluid Minerals Espanola ("FME").

  * Interest payments were changed from a semi-annual basis to a monthly basis beginning July 1, 1995.

  * The beginning of quarterly $500,000 repayments of principal was delayed from September 15, 1996 to September 15, 1997.

  * The maturity date was extended from June 15, 1998 to June 15, 1999.

  * Prepayment of principal by the Company is now allowed at any time without penalty.

  * The Debenture holders waived any default or event of default through December 31, 1996, related to covenants in the Note Purchase Agreement requiring the maintenance of minimum adjusted consolidated net worth or occurring as a result of the sale of FME and MT.

  * The feature which allowed for conversion of the Debentures into 555,555 shares of the Company's common stock was eliminated. The Company has issued warrants to purchase an aggregate of 1,111,111 shares of the Company's common stock to the Debenture holders, at an exercise price of $4.50 per share.

    The Company on February 28, 1995, granted the holders of the Debentures warrants to purchase 50,000 shares at $2.50 per share expiring February 28, 2000. Based on the market price on the grant date of $2.625, the Company recorded an expense of $6,250 in the first quarter of 1995 related to these warrants.

    The trustee under the Note Purchase Agreement has also waived any default for each quarter through June 30, 1996, related to payments of interest or principal on the Debentures.

    Under the terms of the second amendment to the Note Purchase Agreement, the Debenture holders in the event of a change in control may require the Company to prepay all outstanding amounts plus redeem all outstanding warrants or stock issued for warrants for an aggregate price of $1,650,000.

3.  Commitments

    The Company purchases raw materials under a supply agreement (the "Supply Agreement"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The Company anticipates that it will need and take delivery of the quantities stipulated in the Supply Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

    Net sales for the first quarter of 1995 were $2.7 million as compared to $3.0 million for the same quarter in 1994, a decrease of $341,000. The 1994 figure included $107,000 of net sales by a former subsidiary of Hitox Corporation of America and subsidiaries (the "Company"), Fluid Minerals Espanola ("FME"), which along with Malaysian Titanium Corporation ("MT"), was sold by the Company effective September 30, 1994. The remainder of the decrease is attributable to decreased domestic sales volumes of the Company's pigment products.

Gross Profit:

    Gross profit for the first quarter of 1995 was $757,000, as compared to $824,000 for the first quarter of 1994. Gross profit as a percentage of sales increased slightly to 28.4% in the first quarter this year as compared to 27.4% in the same quarter last year.

Expenses:

    Total selling, administrative and general expenses decreased from $635,000 during the first quarter of 1994, to $499,000 for the first quarter of 1995. This represents a decrease of approximately 21%. Contributing to this decrease was a $33,000 reduction in selling expenses. The first quarter of 1994 includes $26,000 more depreciation expense and $124,000 more of general administrative expense due to expenses of the two former subsidiaries.

Interest Income:

    During the first quarter of 1995, excess funds were deposited in short-term interest bearing investments resulting in interest income of $4,000. The remaining $20,000 resulted from a one time foreign currency transaction gain.

Interest Expense:

    Interest expense decreased $204,000 in the first quarter of 1995 as compared with the same quarter last year. Included in the 1994 amount is $137,000 of interest expense incurred by the Company's two former subsidiaries. The remainder of the decrease is due to a reduction to $289,000 in the average line of credit balance outstanding compared with $3.1 million in the first quarter of 1994.

Minority Interest:

    During the first quarter of 1995, there was no charge for minority interest, as MT is no longer owned by the Company. The minority interest expense for the first quarter of 1994 was $14,000.

Provision for Income Tax:

    The Company has net operating loss and other carry forwards available to offset the Company's taxable income.


LIQUIDITY AND CAPITAL RESOURCES

    The Company continued to experience improvement in its financial position in the first quarter of 1995 after the divestiture of its foreign subsidiaries in the third quarter of 1994, with working capital increasing from $2,811,000 at December 31, 1994, to $3,032,000 at March 31, 1995. The Company applied a substantial amount of its cash position at December 31, 1994 to pay off the entire $2,267,000 outstanding balance in its bank line of credit in mid-January, 1995. The Company had no outstanding balance in its line of credit at March 31, 1995.

    The Company on an ongoing basis will finance its operations principally through cash flows generated by U.S. operations, through bank financing and cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a Supply Agreement with its former subsidiary, MT. The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The Company anticipates that it will need and take delivery of the quantities stipulated in the Supply Agreement.

    A fourth amended and restated financing and security agreement (the "Fourth Agreement") between NationsBank of Texas (the "Bank") and the Company was executed on February 15, 1995. The Fourth Agreement expires on June 30, 1995, and provides the Company with a $1,400,000 line of credit with an annual interest rate equal to the Bank's prime rate plus three percent, payable monthly.

    The Fourth Agreement also includes the Company's two mortgage notes, one of which was paid off in March. The balance outstanding on the second note was $503,000 at March 31, 1995. The Company is negotiating with the Bank to extend the term of the second note which has a balloon payment of $495,000 due on June 1, 1995. Based on discussions with the Bank, the Company anticipates that the mortgage loan terms will be renegotiated and its maturity date extended. This obligation and the line of credit are collateralized by substantially all of the Company's assets.

    During 1992, the Company entered into a note purchase agreement (the "Note Purchase Agreement") under which it issued $5 million in convertible subordinated debentures (the "Debentures"). Due to a formal notice of default issued by the Bank to the Company on June 1, 1994, the Company was prohibited from making scheduled interest payments on the Debentures which were due on June 15, and December 15, 1994. No principal payments are due on the Debentures until September 15, 1997. The Fourth Agreement also prohibits payment of the next scheduled June 15, 1995 interest payment on the Debentures. At the expiration of the Fourth Agreement, the accrued interest payable on the Debentures is estimated to be $861,000.

    The Company will attempt to negotiate a new credit agreement prior to the expiration of the Fourth Agreement which would provide a longer duration and a line of credit sufficient to satisfy the Company's working capital needs, primarily associated with the purchase of raw materials. The Company also will attempt to have the restrictions lifted which prohibit payments on the Debentures as part of a new credit agreement.

    The Company expects that a new credit agreement will be reached with the Bank. It is not certain that the Bank will allow payments to the Debenture holders under any new credit agreement. The trustee under the Note Purchase Agreement has waived any default related to payments of interest or principal on the Debentures through June 30, 1996.

    The Company and the Debenture holders executed an amendment to the Note Purchase Agreement effective February 28, 1995, to accommodate changes which recognize the Company's new structure and financial condition, as well as the waivers and forbearance granted to the Company by the Debenture holders. (See
Note 2 - Notes to Condensed Consolidated Financial Statements).

PART II



Item 6.  Exhibits and Reports on Form 8-K

                                                                   Page No.
                                                                   --------
(a)  Exhibit 4.1 - Form of Second Amendment to the Note Purchase
     Agreement covering the Convertible Subordinated Debenture
     of the Company dated February 28, 1995                           14
     Exhibit 4.2 - Form of Warrant Agreement for issuance of
     50,000 warrants dated September 30, 1994                         24
     Exhibit 4.3 - Form of Warrant Agreement for issuance of
     50,000 warrants dated February 28, 1995                          35
     Exhibit 4.4 - Form of Warrant Agreement for issuance of
     1,111,111 warrants dated February 28, 1995                       46
     Exhibit 11 - Earnings per share                                  57

(b)  Reports on Form 8-K:                                           None


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitox Corporation of America

- -----------------------------------
(Registrant)

Date:                                      THOMAS A. LANDSHOF
     ------------                  -----------------------------------
                                     Thomas A. Landshof, President
                                     and Chief Executive Officer


Date:                                       CRAIG A. SCHKADE
     ------------                  -----------------------------------
                                     Craig A. Schkade, Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)

                                                                    Exhibit 4.1

                   SECOND AMENDMENT TO NOTE PURCHASE AGREEMENT


    THIS SECOND AMENDMENT TO NOTE PURCHASE AGREEMENT (the "Second Amendment") is entered into as of the 28th day of February, 1995, by and among HITOX CORPORATION OF AMERICA, a Delaware corporation (the "Company"), and EACH OF THE INVESTORS named on Schedule I attached hereto (the "Investors").

                              W I T N E S S E T H:

    WHEREAS, the Company and the Investors are parties to that certain Note Purchase Agreement dated as of June 15, 1992, as amended by that First Amendment to Note Purchase dated as of September 30, 1994 (the "Note Purchase Agreement"); and

    WHEREAS, the Company and the Investors desire to amend the Note Purchase Agreement by this Second Amendment to reflect the agreements, modifications and amendments set forth below;

    NOW, THEREFORE, for and in consideration of the above premises and for other good and valuable consideration, the parties agree as follows:

    1. Definitions. The terms used herein which are defined in the Note Purchase Agreement shall have the same meaning when used herein, unless the context hereof shall otherwise require or provide.

    2. Representations and Warranties of the Company. In order to induce the Investors to enter into this Second Amendment, the Company represents and warrants to the Investors that:

         (a) The Company has the corporate power and authority to execute, deliver and carry out the terms of this Second Amendment, and the Company has taken all corporate action necessary to authorize such matters.

         (b) Neither the execution and delivery of this Second Amendment, nor the consummation of the transactions herein contemplated, nor compliance with the provisions hereof will contravene or conflict with any provision of law, statute or regulation to which the Company is subject or any judgment, lien, order or permit applicable to the Company or any indenture, agreement or other instrument to which the Company is subject; and no consent, approval, authorization or order of any court, governmental authority or third party is required in connection with the execution and delivery of this Second Amendment or to consummate the transactions contemplated herein.


         (c) This Second Amendment and the Note Purchase Agreement, as amended hereby, are legal and binding obligations of the Company, enforceable against the Company in accordance with their respective terms, subject, as to enforcement of remedies, to general equity principles and to applicable bankruptcy, reorganization, insolvency and similar laws and moratorium laws from time to time in effect.

    3. Amendment to Note Purchase Agreement. Effective as of the date hereof, the Note Purchase Agreement shall be amended as follows:

         (a) Paragraph 1 of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

           1. Subordinated Notes.

              1A. Authorization of Issue of Subordinated Notes. The Company will authorize the issuance and delivery of its subordinated notes substantially in the form of Exhibit A hereto attached (herein called the "Notes" and individually called a "Note") in the aggregate principal amount of up to $8.5 million, to be dated the date of issue thereof and to mature on the seventh anniversary of the date of issuance. Each Note shall bear interest, payable semi-annually in arrears up to and until June 30, 1995 and payable monthly in arrears from and after July 1, 1995, on the unpaid balances thereof from the date of issuance until the principal thereof shall become due and payable at the rate of 10.5% per annum, which interest shall be payable in cash. Each Note issued in the form of Exhibit A is also herein called a "Registered Note."

         (b) Paragraph 4A of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              4A. Optional Prepayments of the Notes. The Notes shall be subject to prepayment at any time at the option of the Company, in whole or in part (in multiples of $500,000), at 100% of the principal amount so prepaid, together with accrued and unpaid interest thereon up to and including the prepayment date.

         (c) Paragraph 4B of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              4B. Required Prepayment Upon Change of Control. At the option of each Investor and upon a Change of Control, the Company shall
              (i) prepay all or any part of the Notes then outstanding at a price equal to 100% of the aggregate principal amount thereof, together with interest accrued and unpaid thereon up to and including the prepayment date, which amount shall thereupon become due and payable on such date; and (ii) unless prohibited by Section 160 of Delaware General Corporation Law, redeem all outstanding Warrants and Warrant Stock for an aggregate price of $1,650,000. An Investor shall furnish written notice of the exercise of an option pursuant to this paragraph 4B within 180 days of such Change of Control and at least 30 days prior to the date on which prepayment is to occur. The notice shall specify the date of such prepayment. Notwithstanding the foregoing, the Investors shall not have an option to demand prepayment or redemption pursuant to this Paragraph 4B if a Change of Control occurs as a result of transfers of all or a portion of (a) Common Stock held by the Clark Estates and (b) the Notes and/or the

              Warrants and/or the Warrant Stock to the same Person or group of Persons acting in concert.

         (d) Paragraph 4E of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              4E. Mandatory Prepayment. The Company shall prepay $500,000 in principal amount of the Notes, quarterly on the fifteenth day of each June, September, December and March, commencing on September 15, 1997 until March 15, 1999.

         (e) The introduction to Section 5 of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              5. Affirmative Covenants. All covenants contained herein shall be given independent effect so that if a particular action or condition is not permitted by any such covenants, the fact that such action or condition would be permitted by an exception to, or otherwise be within the limitations of, another covenant shall not avoid the occurrence of a Default if such action is taken or condition exists. Except as set forth in paragraph 5A, the provisions of this paragraph are for the benefit of the Investors so long as they hold any of the Notes or the Warrants and for the benefit of each other holder of the Notes or the Warrants.

         (f) The first sentence of Paragraph 5A of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              5A. Financial Statements. The Company covenants that it will deliver to each of the Investors as long as the Investors shall in the aggregate continue to own either 25% or more of the original principal amount of the outstanding Notes or 25% or more of the aggregate number of shares of Common Stock that may be acquired pursuant to the exercise of the Warrants or 25% or more of the Warrant Stock:

         (g) Paragraph 5I of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              5I. Filing of Reports Under the Exchange Act. The Company shall give prompt notice to each of the Investors of the filing of any registration statement (an "Exchange Act Registration Statement") pursuant to the Exchange Act relating to any class of equity securities of the Company and the effectiveness of such Exchange Act Registration Statement and the number of shares of such class of equity security outstanding as reported in such Exchange Act Registration Statement. The Company shall (i) comply with the reporting requirements of the Exchange Act, and (ii) comply with all other public information reporting requirements of the Commission that are a condition to the availability of an exemption from the Securities Act (under Rule 144 thereof, as amended from time to time, or successor rule thereto or otherwise) for the sale of shares of Common Stock issuable upon exercise of the Warrants by any Investor. The Company shall cooperate with each Investor in supplying such information as may be necessary for such Investor to complete and file any information reporting forms presently or hereafter required by the Commission as a condition to the availability of an exemption from the Securities Act (under Rule 144 thereof or otherwise) for the sale of shares of Common Stock issuable upon exercise of the Warrants by any Investor.

         (h) Paragraph 5K of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              5K. Stock To Be Reserved. The Company covenants that all Common Stock that may be issued upon the exercise of the Warrants will, upon issuance and upon full payment therefor, be validly issued, fully paid and nonassessable and free from all taxes, liens and charges with respect to the issuance thereof. The Company further covenants that during the period within which the Warrants may be exercised, the Company will at all times have authorized and reserved a sufficient number of shares of Common Stock to permit the exercise of the Warrants.

         (i) Paragraph 5L of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              5L. Listing of Common Stock. The Company covenants and agrees for the benefit of the Investors (so long as they shall hold any Common Stock or any securities convertible into or exchangeable for Common Stock) and for the benefit of each other holder of any Common Stock originally issued to the Investors, or issued upon exercise of the Warrants, that it will, at its expense, as soon as is reasonably practicable, cause the shares of Common Stock issuable from time to time upon exercise of the Warrants, to be approved for listing on NASDAQ or any national securities exchange on which the Common Stock is listed, subject to notice of issuance, and will provide prompt notice to such exchange of the issuance thereof from time to time.

         (j) Paragraph 5O of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              5O. Board Nominee. As long as the Investors own either (i) at least 25% of the original aggregate principal amount of the Notes, (ii) at least 25% of the Warrant Stock or (iii) Warrants to purchase at least 25% of the Warrant Stock, the Company will use its best efforts to include a nominee designated by Investors holding more than 50% of the aggregate interests held by all Investors on the slate of nominees proposed by the Company for election to the Board of Directors, and, if the Company solicits proxies from its stockholders in connection with such election, to solicit proxies in favor of the election of such designee put forth by the Investors together with the Company's sponsored nominees. Such obligation will be effective as of the next regularly scheduled annual shareholders' meeting. Until such time, the nominee will have the right to attend all meetings of the Board of Directors and all committees thereof. From the date hereof, the nominee designated by the Investors shall receive all materials distributed to the Board of Directors of the Company, whether provided to directors in advance of, during or after, any meeting of the Board of Directors, regardless of whether such nominee shall be in attendance at any such meeting.

         (k) Subsection (ii) of Paragraph 6A of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

                    (ii) revolving credit borrowings by the Company or any Restricted Subsidiary pursuant to the credit facility maintained by the Company with NationsBank of Texas, N.A. for working capital purposes up to an aggregate outstanding amount of $8 million and the two mortgage notes due to NationsBank of Texas, N.A. in the original principal amounts of $2 million and $.75 million or with such other banks that provide terms more advantageous to the Company or any Restricted Subsidiary in the reasonable judgment of the Board of Directors of the Company or of such Restricted Subsidiary, as the case may be;

         (l) Paragraph 6A of the Note Purchase Agreement is hereby amended by deleting Subsections (iii) and (iv) in their entirety.

         (m) Paragraph 6L of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              6L.  Minimum Adjusted Consolidated Net Worth.  The
              Company covenants that it at no time will, while the Notes are outstanding, permit the Adjusted Consolidated Net Worth to be less than $2.0 million.

         (n) The Note Purchase Agreement is hereby amended by deleting Subsection (xv) of Paragraph 8(a) of the Note Purchase Agreement in its entirety.

         (o) Paragraph 9C of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              9C. Capital Stock and Related Matters. As of the Closing Date and after giving effect to the transactions contemplated in this Agreement, (i) the Company's authorized capital stock will consist of (a) 10,000,000 shares of Common Stock, $.25 par value per share, of which 3,657,387 shares will be issued and outstanding and (b) 5,000,000 shares of Preferred Stock, par value $.01 per share, of which no shares will be issued and outstanding; and all issued and outstanding shares shall have been duly and validly issued, fully paid and non-assessable; (ii) 88,240 shares of Common Stock will be owned or held by or for the account of the Company or any of its Subsidiaries; (iii) neither the Company nor any of its Subsidiaries will have outstanding any stock or other securities convertible into or exchangeable for any shares of capital stock, any rights to subscribe for or to purchase or any options for the purchase of, or any agreements providing for the issuance (contingent or otherwise) of, or any calls, commitments or claims of any other character relating to the issuance of, any capital stock, or any stock or securities convertible into or exchangeable for any capital stock (other than the Warrants and except as set forth on Schedule 9C hereto);
              (iv) except as contemplated hereby neither the Company nor any of its Subsidiaries will be subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any shares of capital stock; and (v) except for the Common Stock, the Company will not have filed or be required to file, pursuant to
              Section 12 of the 1934 Act a registration statement relating to any class of debt or equity securities.

         (p) Paragraph 9I of the Note Purchase Agreement is hereby amended and restated to read in its entirety as follows:

              9I. Offering of Notes. The offer, sale and issuance of the Notes pursuant to this Agreement do not require the registration of such securities under the Securities Act or registration or qualification under any applicable state "blue sky" or other securities laws (or if so required, has been so registered or qualified). The Company has not taken and will not take any action which would subject the issuance or sale of any of the Notes to the provisions of Section 5 of the Securities Act or violate the provisions of any securities or Blue Sky law of any applicable jurisdiction.

         (q)  The Note Purchase Agreement is hereby amended by (i) deleting
         Section 11 in its entirety, with the effect that the conversion privilege applicable to the Notes shall be extinguished and shall have no legal effect, (ii) renumbering Section 12 ("Old Section 12") and
         Section 13 ("Old Section 13") to Section 11 and Section 12, respectively, (iii) renumbering each paragraph contained in Section 13 appropriately, and (iv) amending each reference in the Note Purchase Agreement to Old Sections 12 and 13 and each paragraph contained in Old Section 13 to appropriately reflect such renumbering.

         (r) Old Section 12 of the Note Purchase Agreement is hereby amended by deleting therefrom the definitions of "Conversion Price," "Conversion Stock," "Convertible Securities" and "Initial Conversion Price."

         (s) Old Section 12 of the Note Purchase Agreement is hereby amended by amending and restating the definition of "Notes" to read in its entirety as follows:

              "Notes" shall mean the 10.5% Subordinated Notes issued by the Company pursuant to this Agreement.

         (t) Old Section 12 of the Note Purchase Agreement is hereby amended by amending and restating the definition of "Restricted Subsidiaries" to read in its entirety as follows:

              "Restricted Subsidiaries" shall mean all Subsidiaries of the Company as of the date hereof other than FME and Malaysian Titanium.

         (u) Old Section 12 of the Note Purchase Agreement is hereby amended by the addition of the following definitions:

              "Warrants" shall mean (i) these certain warrants to purchase an aggregate of 50,000 shares of Common Stock, dated September 30, 1994, issued to the Investors, (ii) those certain warrants to purchase an aggregate of 50,000 shares of Common Stock, dated February 28, 1995, issued to the Investors, and (iii) those certain warrants to purchase an aggregate of 1,111,111 shares of Common Stock, dated February 28, 1995, issued to the Investors. "Warrant Stock" shall mean the shares of Common Stock that may be issued upon exercise of the Warrants.

    4. Waiver by Investors. The Investors hereby fully and completely waive each and every Default or Event of Default that occurs by reason of the Company's breach of the covenant contained in Section 6L of the Note Purchase Agreement, whether heretofore or hereafter occurring, that has heretofore occurred or that hereafter may occur on or prior to December 31, 1996, including without limitation any Default or Event of Default occurring as the result of the sale of the capital stock of FME or Malaysian Titanium.

    5. Extension of Maturity Date of the Notes. Notwithstanding anything contained herein or in the Notes to the contrary, the final maturity date of the Notes is extended from June 15, 1998 to June 15, 1999.

    6. Allonge. Each of the Investors agrees to execute an Allonge, in substantially the form attached hereto as Exhibit A (which is incorporated by reference into the Notes and this Note Purchase Agreement), and attach such Allonge to its Note; provided, however, that the amendments contained in the Allonge attached hereto as Exhibit A shall be deemed effective regardless of whether such an Allonge is executed by the Investors and/or attached to the Notes.

    7. Registration Rights Agreement. The Company and the Investors hereby agree that the Warrant Stock shall be entitled to the benefits of that certain Registration Rights Agreement, dated June 15, 1992, among the Company and the Investors. Without limiting the generality of the foregoing, the Warrant Stock shall be deemed to be "Registrable Securities" under such agreement.

    8. Representations and Warranties of the Investors. Pecks Management Partners, Ltd. ("Pecks Management") represents and warrants, on its own behalf and on behalf of each Investor, to the Company that:

         (a) The execution, delivery and performance by each Investor (or Pecks Management, as the case may be) of this Second Amendment have been duly authorized by all requisite corporate action on the part of such Investor and will not violate the Articles of Incorporation, By-laws or other governing instrument of such Investor, or any indenture, agreement or other instrument to which such Investor is a party or by which such Investor or any of its properties or assets is bound or affected.

         (b) This Second Amendment has been duly executed and delivered by Pecks Management on behalf of each Investor and the Second Amendment and the Note Purchase Agreement, as amended hereby, constitute the legal, valid and binding obligations of such Investor, enforceable against such Investor in accordance with its terms, subject, as to enforcement of remedies, to general equity principles and to applicable bankruptcy, reorganization, insolvency and similar laws and moratorium laws from time to time in effect.

         (c) On the date hereof, Pecks Management has valid, binding and enforceable investment advisory contracts with each of the Investors, which agreements vest Pecks Management with discretionary authority to make and manage investments on behalf of the Investors.

    9. Governing Law. This Second Amendment is being delivered and is intended to be performed in the State of New York, and shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the laws of such state.

    10. Descriptive Headings. The descriptive headings of the several paragraphs of this Second Amendment are inserted for convenience only and do not constitute a part of this Second Amendment.

    11. Counterparts. This Second Amendment may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

     IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to Note Purchase Agreement to be executed as of the day, month and year first above written.

                        THE COMPANY:

                           HITOX CORPORATION OF AMERICA


                           By:
                              --------------------------
                              Thomas Landshof, President

                        THE INVESTORS:

Principal Amount of        TRUST FOR DEFINED BENEFIT PLAN OF
Convertible Subordinated      ICI AMERICAN HOLDINGS, INC.
Notes:  $822,000
                           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              --------------------------
                              Robert J. Cresci, Managing Director


Principal Amount of        DELAWARE STATE EMPLOYEE RETIREMENT
Convertible Subordinated      FUND
Notes:  $3,500,000
                           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              --------------------------
                              Robert J. Cresci, Managing Director

Principal Amount of        ZENECA HOLDINGS, INC.
Convertible Subordinated
Notes:  $678,000           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              --------------------------
                              Robert J. Cresci, Managing Director

                                   Schedule I


Trust for Defined Benefit Plan of ICI American Holdings, Inc.

Delaware State Employee Retirement Fund

ZENECA Holdings, Inc.

                                                                    Exhibit 4.2

THE WARRANTS REFERRED TO HEREIN AND THE SECURITIES TO BE ISSUED UPON THEIR EXERCISE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SUCH WARRANTS MAY NOT BE EXERCISED UNLESS SUCH EXERCISE IS REGISTERED UNDER THE SECURITIES ACT OR AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE (AS CONFIRMED BY A LEGAL OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE ISSUER OF THE WARRANTS).


                                WARRANT AGREEMENT


    THIS WARRANT AGREEMENT ("Agreement"), is dated as of September 30, 1994, by and among HITOX CORPORATION OF AMERICA, a Delaware corporation (the "Company"), and EACH OF THE HOLDERS named on Exhibit A attached hereto (each individually a "Holder" and collectively the "Holders").

                              W I T N E S S E T H:

    WHEREAS, the Company and the Holders are parties to that certain Note Purchase Agreement dated as of June 15, 1992 (the "Note Purchase Agreement") relating to the Company's ten and one-half percent (10.5%) Convertible Subordinated Notes (the "Notes");

    WHEREAS, the Company and the Holders have amended the Note Purchase Agreement as set forth in the First Amendment to Note Purchase Agreement dated September 30, 1994 (the "First Amendment"), modifying the terms of the Note Purchase Agreement and the Notes;

    WHEREAS, in consideration for the modifications contained in the First Amendment and for other waivers and forbearances granted to the Company by the Holders, the Company desires to grant to the Holders warrants (individually a "Warrant" and collectively the "Warrants") to purchase from the Company an aggregate of Fifty Thousand (50,000) shares (the "Shares") of its common stock, par value $.25 per share (the "Common Stock"), upon exercise of such Warrants, allocated among the Holders as shown opposite the signature of each Holder on the signature pages hereof.

    NOW, THEREFORE, in consideration of the modifications to the Note Purchase Agreement and the Notes, other waivers and forbearances granted to the Company by the Holders, the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledge, the parties hereto agree as follows:


    1. Issuance of Warrants; Form of Warrants. The Company hereby issues and delivers to the Holders the Warrants to purchase the Shares, allocated among the Holders as set opposite the signature of each Holder on the signature page hereof. The text of the Warrants shall be in the form as set forth in Exhibit B hereto.


    2.   Term of Warrants; Exercise of Warrants; Exercise Price;
Restrictions on Exercise.

    2.1. The Warrants entitle the Holders to purchase the Shares at any time, and from time to time, during the period beginning on the date hereof and ending on September 30, 1999 (the "Exercise Period"). Each Warrant not exercised on or before the last day of the Exercise Period shall become void, and all rights thereunder shall cease as of the close of business on the last day of the Exercise Period.

    2.2. Subject to the terms and conditions of this Agreement, during the Exercise Period the Holders shall have the right, which may be exercised in whole or in part, to purchase from the Company (and, subject to the terms and conditions of this Agreement, the Company shall be required to issue and sell to the Holder) the number of Shares specified in the Warrants pursuant to which an election to purchase is made. Upon surrender to the Company, or its duly authorized agent, of the Warrants, with the Form of Election to Purchase attached thereto in the form attached hereto as Exhibit C, duly completed and signed, and upon payment in full to the Company of the Exercise Price (as calculated below), in cash, by certified check or by surrender of Notes, the Company shall cause to be issued and delivered within ten (10) business days after receipt by the Company of the Warrants and the Exercise Price, a certificate or certificates duly registered in the name of Holder, or duly endorsed in blank and suitable for transfer, for the number of full Shares so purchased upon the exercise of the Warrants. Unless a registration statement covering the Shares shall then be in effect under the Securities Act of 1933, as amended (the "Securities Act") concurrently with the exercise of any Warrants, the Holder thereof shall furnish to the Company a written statement that such Holder is purchasing such Shares for his or its own account for investment and not with a view to the distribution thereof.

    2.3. The Exercise Price for the Shares shall be $2.50 per Share.


    3. Payment of Taxes. The Company will pay all documentary stamp taxes attributable to the issuance and sale of the Shares.


    4.   Adjustment Regarding the Type of Securities; Protection
    Against Dilution.

    4.1. (a) In case the Company shall issue or sell any shares of its Common Stock (except as provided in paragraph 4.3) for a consideration per share less than the Exercise Price or the Market Price (as defined below) on the date of such issue or sale, then, forthwith upon such issue or sale, the Exercise Price shall be reduced to the price (calculated to the nearest cent) determined by dividing (i) an amount equal to the sum of (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Exercise Price, and (b) the consideration, if any, received by the Company upon such issue or sale, by (ii) the total number of shares of Common Stock outstanding immediately after such issue or sale; except that if the Market Price is greater than the Exercise Price, the price determined by multiplying the Exercise Price in effect immediately prior to the time of such issue or sale by a fraction, the numerator of which shall be the sum of (i) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the Market Price immediately prior to such issue or sale plus (ii) the consideration received by the Company upon such issue or sale, and the denominator of which shall be the product of (iii) the total number of shares of Common Stock outstanding immediately after such issue or sale, multiplied by (iv) the Market Price immediately prior to such issue or sale.

         (b) No adjustment in the Exercise Price shall be made in the amount less of $.01 per share, but any such lesser adjustments shall be carried forward and shall be made at the time and together with the next subsequent adjustment which together with any adjustment so carried forward shall amount to $.01 per share or more.

         (c) If at any time the Company shall in any manner grant (whether directly or by assumption in a merger or otherwise) any rights to subscribe for or to purchase, or any options or warrants for the purchase of, Common Stock or any stock or securities convertible into or exchangeable for Common Stock (such convertible or exchangeable stock or securities being herein called
Convertible Securities"), whether or not such rights or options or warrants or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such rights or options or warrants or upon conversion or exchange of such Convertible Securities (determined by dividing
(a) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or options or warrants, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of all such rights or options or warrants, plus, in the case of such rights or options or warrants which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or warrants or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options or warrants) shall be less than the Exercise Price determined as of the date of granting such rights or options or warrants for each such grant, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or warrants or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such rights or options or warrants shall (as of the date of granting of such rights or options or warrants) be deemed to be outstanding and to have been issued for such price per share. Except as provided in Section 4.1(e) below, no adjustment of the Exercise Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or warrants or upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities.

         (d) In case the Company shall in any manner issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange (determined by dividing (a) the total amount received or receivable by the Company as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Exercise Price, determined as of the date of such issue or sale of such Convertible Securities, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall (as of the date of the issue or sale of such Convertible Securities) be deemed to be outstanding and to have been issued for such price per share. If any such issue or sale of such Convertible Securities is made upon exercise of any rights to subscribe for or to purchase or any option or warrant to purchase any such Convertible Securities for which adjustments of the Exercise Price have been or are to be made pursuant to other provisions of this Section 4.1, no further adjustment of the Exercise Price shall be made by reason of such issue or sale. Except as otherwise provided in Section 4.1(e) below, no adjustment of the Exercise Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities.

         (e) Upon the happening of any of the following events, namely, if the purchase price provided for in any right or option or warrant referred to in
Section 4.1(c), the additional consideration, if any, payable upon the conversion or exchange of the Convertible Security referred to in Sections 4.1(c) or (d), or the rate at which any Convertible Securities referred to in Sections 4.1(c) or (d) are convertible into or exchangeable for Common Stock, shall change at any time (other than under or by reason of provisions designated to protect against dilution), the Exercise Price in effect at the time of such event shall forthwith be readjusted to the Exercise Price which would have been in effect at such time had such rights, options, warrants or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold, and on the expiration of any such right to convert or exchange such Convertible Securities, the Exercise Price then in effect hereunder shall forthwith be increased to the Exercise Price which would have been in effect at the time of such expiration or termination had such right, option, warrant or Convertible Security, to the extent outstanding immediately prior to such expiration or termination, never been issued, and the Common Stock issuable thereunder shall no longer be deemed to be outstanding. If the purchase price provided for in any rights, option or warrant referred to in Section 4.1(c) or the rate at which any Convertible Securities referred to in Sections 4.1 (c) or (d) are convertible into or exchangeable for Common Stock, shall decrease at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of Common Stock upon the exercise of any such right, option, warrant, or upon conversion or exchange of any such Convertible Security, the Exercise Price then in effect hereunder shall forthwith be adjusted to such respective amount as would have obtained had such right, option, warrant or Convertible Security never been issued as to such Common Stock and had adjustments been made upon the issuance of the shares of Common Stock delivered as aforesaid, but only if as a result of such adjustment the Exercise Price then in effect thereunder is thereby decreased.

         (f) In case the Company shall declare a dividend or make any other distribution upon any stock of the Company payable in Common Stock or Convertible Securities, the Exercise Price then in effect shall be reduced by multiplying such price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination and the denominator shall be the sum of such number of shares and the total number of shares of Common Stock constituting such dividend or other distribution (or, if the dividend or distribution is payable in Convertible Securities, the total number of shares of Common Stock then issuable upon conversion of the Convertible Securities).

         (g) In case any shares of Common Stock or Convertible Securities or any rights, options or warrants to purchase any such Common Stock or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights, options or warrants to purchase any such Common Stock or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration as determined by the Board of Directors of the Company in good faith, without deduction of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case shares of Common Stock or Convertible Securities or any rights, options or warrants to purchase such Common Stock or Convertible Securities shall be issued in connection with any merger of another corporation into the Company in which the Company is the surviving corporation, the amount of consideration therefor shall be deemed to be the fair value as determined by the Board of Directors of the Company in good faith of such portion of the assets of the nonsurviving corporation or corporations as such Board shall determine to be attributable to such Common Stock, Convertible Securities, rights, options or warrants, as the case may be. In the event of any consolidation or merger of the Company in which the Company is not the surviving corporation or in the event of any sale of all or substantially all of the assets of the Company for stock or other securities of any corporation or in connection with which the Company shall be the survivor but where the shares of outstanding Common Stock shall be changed into stock or other securities of another corporation, the Company shall be deemed to have issued a number of shares of its Common Stock for stock or securities of the other corporation computed on the basis of the actual exchange ratio on which the transaction was predicted and for a consideration of any such stock or securities of the other corporation.

         (h) In case the Company shall take a record of the holders of its Common Stock for the purpose of entitling them (a) to receive a dividend or other distribution payable in Common Stock or in Convertible Securities, or (b) to subscribe for or purchase Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

         (i) The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purposes of this Section 4.1.

         (j) As used herein, "Market Price" on any given day shall mean the average of the closing price for the Common Stock sales on all domestic exchanges on which the Common Stock may at the time be listed or have unlisted trading privileges on that day, or, if the Common Stock is quoted on the NASDAQ, the last sale price on that day, or, if there shall have been no sales on any such day, the average of the bid and asked price at the end of such day, or, if the Common Stock shall not be so listed or have such unlisted trading privileges or shall not be so quoted, the average of the bid and asked prices at the end of the day in the domestic over-the-counter market, in each case averaged for a period of fifteen (15) consecutive days prior to the day as of which Market Price is being determined. If at any time the Common Stock is not listed on any domestic exchange (nor has unlisted trading privileges thereon) or quoted on NASDAQ or in the domestic over-the-counter market, the Market Price shall be deemed to be the higher of (a) the net worth value thereof as determined by any firm of independent public accountants of national recognized standing selected by the Board of Directors of the Company as of the last day of any month ending within sixty (60) days preceding the date as of which the determination is to be made or (b) the fair market value thereof determined good faith by the Board of Directors of the Company as of a date which is within fifteen (15) days of the date as of which the determination is to be made.

    4.2. In case the Company shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Exercise Price in effect immediately prior to such subdivision shall be proportionately reduced, and conversely, in case the outstanding shares of Common Stock of the Company shall be combined into a smaller number of shares, the Exercise Price in effect immediately prior to such combination shall be proportionately increased.

    4.3. Anything herein to the contrary notwithstanding, the Company shall not be required to make any adjustment of the Exercise Price in the case of (i) the grant of warrants to the Holders subsequent to the date hereof or of even date herewith, to purchase shares of Common Stock and the issuance of shares of Common Stock pursuant to such warrants, and (ii) grants of options to the Company's employees, officers or directors, whether under the Company's 1990 Incentive Plan or otherwise, subsequent to the date hereof or of even date herewith to purchase shares of Common Stock of the Company and the issuance of shares of Common Stock pursuant to options so granted.


    5. Consolidation or Merger. If any capital reorganization or reclassification or change of the outstanding capital stock of the Company, or any consolidation or merger of the Company with another corporation, or the sale of all or sustantially all of its assets to another corporation, shall be effected in such a way that holders of Common Stock shall be entitled to receive stock, securities or assets with respect to or in exchange for Common Stock, then, as a condition of such reorganization, adequate provision shall be made whereby each holder of any Warrant shall thereafter have the right to receive upon the basis and upon the terms and conditions specified herein and in lieu of the shares of the Common Stock of the Company immediately theretofore receivable upon the exercise of such Warrant, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such stock immediately theretofore so receivable had such reorganization, reclassification, change, consolidation, merger or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of such holder to the end that the provisions hereof (including, without limitation, provisions for adjustment of the Exercise Price) shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities or assets thereafter deliverable upon the exercise of such Warrant (including an immediate adjustment, by reason of such consolidation or merger, of the Exercise Price to the value of the Common Stock reflected by the terms of such consolidation or merger if the value so reflected is less than the Exercise Price in effect immediately prior to such consolidation or merger). The Company shall not effect any such reorganization, reclassification, change, consolidation,merger or sale, unless prior to the consummation thereof the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets or the corporation issuing the securities into which such shares of Common Stock shall be changed (if other than the Company) shall assume by written instrument executed and mailed or delivered to each holder of any Warrant, the obligation to deliver to such holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to receive. If a purchase, tender or exchange offer is made to and accepted by the holders of more than 50% of the outstanding shares of Common Stock of the Company, the Company shall not effect any purchase, tender or exchange offer or with any affiliate of such person, unless prior to the consummation of such consolidation, merger or sale each holder of any Warrant shall have been given a reasonable opportunity to then elect to receive on exercise of any Warrant held by such holder either the stock, securities or assets then issuable with respect to the Common Stock of the Company or the stock, securities or assets issued to previous holders of the Common Stock in accordance with such purchase, tender or exchange offer.

    6. Restrictions on Exercise. The Holder of each certificate for Shares bearing the restrictive legend set forth in this Section 6 by acceptance thereof agrees, as a condition to the issue of such Shares, that such Holder will not transfer such Shares unless and until (i) a registration statement covering such Shares shall have been filed by the Company with the Securities and Exchange Commission under the Securities Act, and shall have become effective, or (ii) the transfer of such Shares is made under such circumstances that registration with the Securities and Exchange Commission under the provisions of the Securities Act is not required. Unless such registration statement shall have become effective prior to the issuance of Shares issued pursuant to the Warrants, such Shares shall bear an appropriate legend restricting transferability so as to comply with the terms hereof and all applicable federal and state laws, and each certificate of common stock issued upon exercise of the Warrants shall be stamped or otherwise imprinted with a legend in substantially the following form:

         THE SHARES OF STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR REGISTERED OR QUALIFIED UNDER THE SECURITIES LAWS OF ANY STATE, AND THE HOLDER HEREOF CANNOT MAKE ANY SALE, ASSIGNMENT OR OTHER TRANSFER OF ANY SHARES OF SUCH STOCK EXCEPT PURSUANT TO AN OFFERING OF SUCH SHARES DULY REGISTERED UNDER THE ACT AND REGISTERED OR QUALIFIED UNDER ANY APPLICABLE STATE SECURITIES LAWS, OR UNDER SUCH OTHER CIRCUMSTANCES AS SHALL NOT, AT THE TIME, REQUIRE REGISTRATION UNDER THE ACT AND/OR REGISTRATION OR QUALIFICATION UNDER ANY STATE SECURITIES LAW. ALSO SAID SHARES ARE "RESTRICTED SECURITIES" WITHIN THE MEANING OF RULE 144 PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE ACT AND MAY BE SUBJECT TO THE

    LIMITATIONS AND REPORTING REQUIREMENTS OF SAID RULE UPON RESALE OR OTHER DISPOSITION THEREOF.

    7. Registration. The Company shall maintain a Warrant register (the "Warrant Register") for the registration of the original issuance and, subject to compliance with the provisions of Section 6(a) hereof, the registration and transfer of the Warrants. Upon initial issuance of the Warrants, the Company shall issue the Warrants in the name of the Holders, allocated as shown on the signature page hereof. Prior to due presentment for registration of transfer of any Warrant, the Company may deem and treat the person in whose name such Warrant shall be registered upon the Warrant Register, as the absolute owner of such Warrants and of each Warrant represented thereby (notwithstanding any notation of ownership or other writing on any certificate representing Warrants made by anyone other than the Company), for the purpose of exercise, and for all other purposes, and the Company shall not be affected by any notice to the contrary.


    8.   Holders' Representations; Access to Information;
    Independent Investigation.

Each Holder severally represents and warrants to the Company and agrees that:

         (a) Each Holder is acquiring the Warrants for investment for its own account and has no present intention of reselling or otherwise disposing or participating in a distribution of the Warrants or the Shares issuable thereunder. Each Holder understands that because the Warrants have not been registered under the Securities Act, the Warrants are "restricted securities" as that term is defined under Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act and each Holder cannot transfer the Warrants unless the Warrants are subsequently registered under the Securities Act or in a transfer that, in the opinion of counsel for the Company, is exempt from such registration. Each Holder further understands that the Company may, as a condition to the transfer of the Warrant, require that the request for transfer be accompanied by opinion of counsel, in form and substance reasonably satisfactory to the Company, to the effect that the proposed transfer does not result in a violation of the Securities Act.

         (b) Each Holder is knowledgeable and experienced in business and financial matters and capable of evaluating the risks and merits of, and making an informed decision with regard to, the investment in the Warrants and acknowledges that it has received all information it believes reasonably necessary to make an informed decision about its acquisition of the Warrant.

         (c) Each Holder has been advised that the Warrants have not been and are not being registered under the Securities Act or under the blue sky laws of any jurisdiction, and that in issuing the Warrant the Company is relying upon, among other things, the representations and warranties of each Holder contained in this Section 8 in concluding that such issuance is a private offering and does not require compliance with the registration provisions of the Securities Act.

         (d) Each Holder acknowledges that such Holder, in making the decision to purchase the Warrants, has relied upon independent investigations made by it and its advisors, if any, and that such Holder and such advisors, if any, have, prior to any sale of the Warrants, been given access and the opportunity to examine all material books and records of the Company, all material contracts and documents relating to this offering and an opportunity to ask questions of, and to receive answers from the Company or any persons acting on its behalf concerning the terms and conditions of this offering. Each Holder and its advisors, if any, have been furnished with access to all publicly available materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Warrants which have been requested. Each Holder and its advisors, if any, have received complete and satisfactory answers to any such inquiries. At the time that the Warrants are exercised, each Holder agrees that such exercise shall be deemed to confirm the representation contained in this paragraph, effective as of the time of such exercise, but substituting the "Shares issuable upon exercise of the Warrants" for the "Warrants."

         (e) Each Holder understands that no federal or state agency has passed on or made any recommendation or endorsement of the Warrants or the Shares issuable upon exercise of the Warrants.


    9. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered or mailed, by certified mail,

   (a) To the Holders:

       Pecks Management Partners, Ltd.
       c/o Robert J. Cresci
       One Rockefeller Plaza
       New York, New York 10020

   (b) To the Company:

       418 Peoples Street
       P. O. Box 2544
       Corpus Christi, Texas 78403
       Attn:  President

and/or to such other persons and addresses as any party shall have specified in writing to the other by notice as aforesaid.


    10. Binding Effect; Survival. This Agreement and the Warrants shall not be assigned except as provided for herein and any assignment in violation of such provisions shall be null and void and of no effect. This Agreement shall inure to the benefit of and be binding upon all successors and assigns of the Company and the heirs, executors, administrators and legal representatives of the Holder.

    11. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to the choice of law provisions thereof.


    12. Headings. The headings contained in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning of any of the provisions contained herein.


    13. Counterparts. This Agreement may be executed in any number of counterparts, each of which so executed shall be deemed to be an original; but such counterparts together shall constitute but one and the same instrument.

    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

                           THE COMPANY:

                           HITOX CORPORATION OF AMERICA



                           By:
                              --------------------------
                              Thomas Landshof, President


                           HOLDERS:

To be issued Warrants      TRUST FOR DEFINED BENEFIT PLAN OF
to purchase 8,220 Shares      ICI AMERICAN HOLDINGS, INC.

                           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              --------------------------
                              Robert J. Cresci, Managing Director


To be issued Warrants      DELAWARE STATE EMPLOYEE RETIREMENT
to purchase 35,000 Shares    FUND

                           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              --------------------------
                              Robert J. Cresci, Managing Director


To be issued Warrants      ZENECA HOLDINGS, INC.
to purchase 6,780 Shares
                           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              --------------------------
                              Robert J. Cresci, Managing Director

                                                                    Exhibit 4.3

THE WARRANTS REFERRED TO HEREIN AND THE SECURITIES TO BE ISSUED UPON THEIR EXERCISE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SUCH WARRANTS MAY NOT BE EXERCISED UNLESS SUCH EXERCISE IS REGISTERED UNDER THE SECURITIES ACT OR AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE (AS CONFIRMED BY A LEGAL OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE ISSUER OF THE WARRANTS).


                                WARRANT AGREEMENT


    THIS WARRANT AGREEMENT ("Agreement"), is dated as of February 28, 1995, by and among HITOX CORPORATION OF AMERICA, a Delaware corporation (the "Company"), and EACH OF THE HOLDERS named on Exhibit A attached hereto (each individually a "Holder" and collectively the "Holders").

                              W I T N E S S E T H:

    WHEREAS, the Company and the Holders are parties to that certain Note Purchase Agreement dated as of June 15, 1992 (the "Note Purchase Agreement") relating to the Company's ten and one-half percent (10.5%) Convertible Subordinated Notes (the "Notes");

    WHEREAS, the Company and the Holders have amended the Note Purchase Agreement as set forth in the Second Amendment to Note Purchase Agreement dated February 28, 1995 (the "Second Amendment"), modifying the terms of the Note Purchase Agreement and the Notes;

    WHEREAS, in consideration for the modifications contained in the Second Amendment and for other waivers and forbearances granted to the Company by the Holders, the Company desires to grant to the Holders warrants (individually a "Warrant" and collectively the "Warrants") to purchase from the Company an aggregate of Fifty Thousand (50,000) shares (the "Shares") of its common stock, par value $.25 per share (the "Common Stock"), upon exercise of such Warrants, allocated among the Holders as shown opposite the signature of each Holder on the signature pages hereof.

    NOW, THEREFORE, in consideration of the modifications to the Note Purchase Agreement and the Notes, other waivers and forbearances granted to the Company by the Holders, the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledge, the parties hereto agree as follows:


    1. Issuance of Warrants; Form of Warrants. The Company hereby issues and delivers to the Holders the Warrants to purchase the Shares, allocated among the Holders as set opposite the signature of each Holder on the signature page hereof. The text of the Warrants shall be in the form as set forth in Exhibit B hereto.


    2.   Term of Warrants; Exercise of Warrants; Exercise Price;
    Restrictions on Exercise.

    2.1 The Warrants entitle the Holders to purchase the Shares at any time, and from time to time, during the period beginning on the date hereof and ending on September 30, 1999 (the "Exercise Period"). Each Warrant not exercised on or before the last day of the Exercise Period shall become void, and all rights thereunder shall cease as of the close of business on the last day of the Exercise Period.

    2.2 Subject to the terms and conditions of this Agreement, during the Exercise Period the Holders shall have the right, which may be exercised in whole or in part, to purchase from the Company (and, subject to the terms and conditions of this Agreement, the Company shall be required to issue and sell to the Holder) the number of Shares specified in the Warrants pursuant to which an election to purchase is made. Upon surrender to the Company, or its duly authorized agent, of the Warrants, with the Form of Election to Purchase attached thereto in the form attached hereto as Exhibit C, duly completed and signed, and upon payment in full to the Company of the Exercise Price (as calculated below), in cash, by certified check or by surrender of Notes, the Company shall cause to be issued and delivered within ten (10) business days after receipt by the Company of the Warrants and the Exercise Price, a certificate or certificates duly registered in the name of Holder, or duly endorsed in blank and suitable for transfer, for the number of full Shares so purchased upon the exercise of the Warrants. Unless a registration statement covering the Shares shall then be in effect under the Securities Act of 1933, as amended (the "Securities Act") concurrently with the exercise of any Warrants, the Holder thereof shall furnish to the Company a written statement that such Holder is purchasing such Shares for his or its own account for investment and not with a view to the distribution thereof.

    2.3  The Exercise Price for the Shares shall be $2.50 per Share.


    3. Payment of Taxes. The Company will pay all documentary stamp taxes attributable to the issuance and sale of the Shares.


    4.   Adjustment Regarding the Type of Securities; Protection Against
    Dilution.

    4.1. (a) In case the Company shall issue or sell any shares of its Common Stock (except as provided in paragraph 4.3) for a consideration per share less than the Exercise Price or the Market Price (as defined below) on the date of such issue or sale, then, forthwith upon such issue or sale, the Exercise Price shall be reduced to the price (calculated to the nearest cent) determined by dividing (i) an amount equal to the sum of (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Exercise Price, and (b) the consideration, if any, received by the Company upon such issue or sale, by (ii) the total number of shares of Common Stock outstanding immediately after such issue or sale; except that if the Market Price is greater than the Exercise Price, the price determined by multiplying the Exercise Price in effect immediately prior to the time of such issue or sale by a fraction, the numerator of which shall be the sum of (i) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the Market Price immediately prior to such issue or sale plus (ii) the consideration received by the Company upon such issue or sale, and the denominator of which shall be the product of (iii) the total number of shares of Common Stock outstanding immediately after such issue or sale, multiplied by (iv) the Market Price immediately prior to such issue or sale.

         (b) No adjustment in the Exercise Price shall be made in the amount less of $.01 per share, but any such lesser adjustments shall be carried forward and shall be made at the time and together with the next subsequent adjustment which together with any adjustment so carried forward shall amount to $.01 per share or more.

         (c) If at any time the Company shall in any manner grant (whether directly or by assumption in a merger or otherwise) any rights to subscribe for or to purchase, or any options or warrants for the purchase of, Common Stock or any stock or securities convertible into or exchangeable for Common Stock (such convertible or exchangeable stock or securities being herein called "Convertible Securities"), whether or not such rights or options or warrants or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such rights or options or warrants or upon conversion or exchange of such Convertible Securities (determined by dividing
(a) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or options or warrants, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of all such rights or options or warrants, plus, in the case of such rights or options or warrants which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or warrants or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options or warrants) shall be less than the Exercise Price determined as of the date of granting such rights or options or warrants for each such grant, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or warrants or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such rights or options or warrants shall (as of the date of granting of such rights or options or warrants) be deemed to be outstanding and to have been issued for such price per share. Except as provided in Section 4.1(e) below, no adjustment of the Exercise Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or warrants or upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities.

         (d) In case the Company shall in any manner issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange (determined by dividing (a) the total amount received or receivable by the Company as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Exercise Price, determined as of the date of such issue or sale of such Convertible Securities, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall (as of the date of the issue or sale of such Convertible Securities) be deemed to be outstanding and to have been issued for such price per share. If any such issue or sale of such Convertible Securities is made upon exercise of any rights to subscribe for or to purchase or any option or warrant to purchase any such Convertible Securities for which adjustments of the Exercise Price have been or are to be made pursuant to other provisions of this Section 4.1, no further adjustment of the Exercise Price shall be made by reason of such issue or sale. Except as otherwise provided in Section 4.1(e) below, no adjustment of the Exercise Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities.

         (e) Upon the happening of any of the following events, namely, if the purchase price provided for in any right or option or warrant referred to in
Section 4.1(c), the additional consideration, if any, payable upon the conversion or exchange of the Convertible Security referred to in Sections 4.1(c) or (d), or the rate at which any Convertible Securities referred to in Sections 4.1(c) or (d) are convertible into or exchangeable for Common Stock, shall change at any time (other than under or by reason of provisions designated to protect against dilution), the Exercise Price in effect at the time of such event shall forthwith be readjusted to the Exercise Price which would have been in effect at such time had such rights, options, warrants or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold, and on the expiration of any such right to convert or exchange such Convertible Securities, the Exercise Price then in effect hereunder shall forthwith be increased to the Exercise Price which would have been in effect at the time of such expiration or termination had such right, option, warrant or Convertible Security, to the extent outstanding immediately prior to such expiration or termination, never been issued, and the Common Stock issuable thereunder shall no longer be deemed to be outstanding. If the purchase price provided for in any rights, option or warrant referred to in Section 4.1(c) or the rate at which any Convertible Securities referred to in Sections 4.1 (c) or (d) are convertible into or exchangeable for Common Stock, shall decrease at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of Common Stock upon the exercise of any such right, option, warrant, or upon conversion or exchange of any such Convertible Security, the Exercise Price then in effect hereunder shall forthwith be adjusted to such respective amount as would have obtained had such right, option, warrant or Convertible Security never been issued as to such Common Stock and had adjustments been made upon the issuance of the shares of Common Stock delivered as aforesaid, but only if as a result of such adjustment the Exercise Price then in effect thereunder is thereby decreased.

         (f) In case the Company shall declare a dividend or make any other distribution upon any stock of the Company payable in Common Stock or Convertible Securities, the Exercise Price then in effect shall be reduced by multiplying such price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination and the denominator shall be the sum of such number of shares and the total number of shares of Common Stock constituting such dividend or other distribution (or, if the dividend or distribution is payable in Convertible Securities, the total number of shares of Common Stock then issuable upon conversion of the Convertible Securities).

         (g) In case any shares of Common Stock or Convertible Securities or any rights, options or warrants to purchase any such Common Stock or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights, options or warrants to purchase any such Common Stock or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration as determined by the Board of Directors of the Company in good faith, without deduction of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case shares of Common Stock or Convertible Securities or any rights, options or warrants to purchase such Common Stock or Convertible Securities shall be issued in connection with any merger of another corporation into the Company in which the Company is the surviving corporation, the amount of consideration therefor shall be deemed to be the fair value as determined by the Board of Directors of the Company in good faith of such portion of the assets of the nonsurviving corporation or corporations as such Board shall determine to be attributable to such Common Stock, Convertible Securities, rights, options or warrants, as the case may be. In the event of any consolidation or merger of the Company in which the Company is not the surviving corporation or in the event of any sale of all or substantially all of the assets of the Company for stock or other securities of any corporation or in connection with which the Company shall be the survivor but where the shares of outstanding Common Stock shall be changed into stock or other securities of another corporation, the Company shall be deemed to have issued a number of shares of its Common Stock for stock or securities of the other corporation computed on the basis of the actual exchange ratio on which the transaction was predicted and for a consideration of any such stock or securities of the other corporation.

         (h) In case the Company shall take a record of the holders of its Common Stock for the purpose of entitling them (a) to receive a dividend or other distribution payable in Common Stock or in Convertible Securities, or (b) to subscribe for or purchase Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

         (i) The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purposes of this Section 4.1.

         (j) As used herein, "Market Price" on any given day shall mean the average of the closing price for the Common Stock sales on all domestic exchanges on which the Common Stock may at the time be listed or have unlisted trading privileges on that day, or, if the Common Stock is quoted on the NASDAQ, the last sale price on that day, or, if there shall have been no sales on any such day, the average of the bid and asked price at the end of such day, or, if the Common Stock shall not be so listed or have such unlisted trading privileges or shall not be so quoted, the average of the bid and asked prices at the end of the day in the domestic over-the-counter market, in each case averaged for a period of fifteen (15) consecutive days prior to the day as of which Market Price is being determined. If at any time the Common Stock is not listed on any domestic exchange (nor has unlisted trading privileges thereon) or quoted on NASDAQ or in the domestic over-the-counter market, the Market Price shall be deemed to be the higher of (a) the net worth value thereof as determined by any firm of independent public accountants of national recognized standing selected by the Board of Directors of the Company as of the last day of any month ending within sixty (60) days preceding the date as of which the determination is to be made or (b) the fair market value thereof determined good faith by the Board of Directors of the Company as of a date which is within fifteen (15) days of the date as of which the determination is to be made.

    4.2. In case the Company shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Exercise Price in effect immediately prior to such subdivision shall be proportionately reduced, and conversely, in case the outstanding shares of Common Stock of the Company shall be combined into a smaller number of shares, the Exercise Price in effect immediately prior to such combination shall be proportionately increased.

    4.3. Anything herein to the contrary notwithstanding, the Company shall not be required to make any adjustment of the Exercise Price in the case of (i) the grant of warrants to the Holders subsequent to the date hereof or of even date herewith, to purchase shares of Common Stock and the issuance of shares of Common Stock pursuant to such warrants, and (ii) grants of options to the Company's employees, officers or directors, whether under the Company's 1990 Incentive Plan or otherwise, subsequent to the date hereof or of even date herewith to purchase shares of Common Stock of the Company and the issuance of shares of Common Stock pursuant to options so granted.


    5. Consolidation or Merger. If any capital reorganization or reclassification or change of the outstanding capital stock of the Company, or any consolidation or merger of the Company with another corporation, or the sale of all or sustantially all of its assets to another corporation, shall be effected in such a way that holders of Common Stock shall be entitled to receive stock, securities or assets with respect to or in exchange for Common Stock, then, as a condition of such reorganization, adequate provision shall be made whereby each holder of any Warrant shall thereafter have the right to receive upon the basis and upon the terms and conditions specified herein and in lieu of the shares of the Common Stock of the Company immediately theretofore receivable upon the exercise of such Warrant, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such stock immediately theretofore so receivable had such reorganization, reclassification, change, consolidation, merger or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of such holder to the end that the provision hereof (including, without limitation, provisions for adjustment of the Exercise Price) shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities or assets thereafter deliverable upon the exercise of such Warrant (including an immediate adjustment, by reason of such consolidation or merger, of the Exercise Price to the value of the Common Stock reflected by the terms of such consolidation or merger if the value so reflected is less than the Exercise Price in effect immediately prior to such consolidation or merger). The Company shall not effect any such reorganization, reclassification, change, consolidation,merger or sale, unless prior to the consummation thereof the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets or the corporation issuing the securities into which such shares of Common Stock shall be changed (if other than the Company) shall assume by written instrument executed and mailed or delivered to each holder of any Warrant, the obligation to deliver to such holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to receive. If a purchase, tender or exchange offer is made to and accepted by the holders of more than 50% of the outstanding shares of Common Stock of the Company, the Company shall not effect any purchase, tender or exchange offer or with any affiliate of such person, unless prior to the consummation of such consolidation, merger or sale each holder of any Warrant shall have been given a reasonable opportunity to then elect to receive on exercise of any Warrant held by such holder either the stock, securities or assets then issuable with respect to the Common Stock of the Company or the stock, securities or assets issued to previous holders of the Common Stock in accordance with such purchase, tender or exchange offer.

    6. Restrictions on Exercise. The Holder of each certificate for Shares bearing the restrictive legend set forth in this Section 6 by acceptance thereof agrees, as a condition to the issue of such Shares, that such Holder will not transfer such Shares unless and until (i) a registration statement covering such Shares shall have been filed by the Company with the Securities and Exchange Commission under the Securities Act, and shall have become effective, or (ii) the transfer of such Shares is made under such circumstances that registration with the Securities and Exchange Commission under the provisions of the Securities Act is not required. Unless such registration statement shall have become effective prior to the issuance of Shares issued pursuant to the Warrants, such Shares shall bear an appropriate legend restricting transferability so as to comply with the terms hereof and all applicable federal and state laws, and each certificate of common stock issued upon exercise of the Warrants shall be stamped or otherwise imprinted with a legend in substantially the following form:

         THE SHARES OF STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR REGISTERED OR QUALIFIED UNDER THE SECURITIES LAWS OF ANY STATE, AND THE HOLDER HEREOF CANNOT MAKE ANY SALE, ASSIGNMENT OR OTHER TRANSFER OF ANY SHARES OF SUCH STOCK EXCEPT PURSUANT TO AN OFFERING OF SUCH SHARES DULY REGISTERED UNDER THE ACT AND REGISTERED OR QUALIFIED UNDER ANY APPLICABLE STATE SECURITIES LAWS, OR UNDER SUCH OTHER CIRCUMSTANCES AS SHALL NOT, AT THE TIME, REQUIRE REGISTRATION UNDER THE ACT AND/OR REGISTRATION OR QUALIFICATION UNDER ANY STATE SECURITIES LAW. ALSO SAID SHARES ARE "RESTRICTED SECURITIES" WITHIN THE MEANING OF RULE 144 PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE ACT AND MAY BE SUBJECT TO THE

    LIMITATIONS AND REPORTING REQUIREMENTS OF SAID RULE UPON RESALE OR OTHER DISPOSITION THEREOF.


    7. Registration. The Company shall maintain a Warrant register (the "Warrant Register") for the registration of the original issuance and, subject to compliance with the provisions of Section 6(a) hereof, the registration and transfer of the Warrants. Upon initial issuance of the Warrants, the Company shall issue the Warrants in the name of the Holders, allocated as shown on the signature page hereof. Prior to due presentment for registration of transfer of any Warrant, the Company may deem and treat the person in whose name such Warrant shall be registered upon the Warrant Register, as the absolute owner of such Warrants and of each Warrant represented thereby (notwithstanding any notation of ownership or other writing on any certificate representing Warrants made by anyone other than the Company), for the purpose of exercise, and for all other purposes, and the Company shall not be affected by any notice to the contrary.


    8.   Holders' Representations; Access to Information;
    Independent Investigation.

Each Holder severally represents and warrants to the Company and agrees that:

         (a) Each Holder is acquiring the Warrants for investment for its own account and has no present intention of reselling or otherwise disposing or participating in a distribution of the Warrants or the Shares issuable thereunder. Each Holder understands that because the Warrants have not been registered under the Securities Act, the Warrants are "restricted securities" as that term is defined under Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act and each Holder cannot transfer the Warrants unless the Warrants are subsequently registered under the Securities Act or in a transfer that, in the opinion of counsel for the Company, is exempt from such registration. Each Holder further understands that the Company may, as a condition to the transfer of the Warrant, require that the request for transfer be accompanied by opinion of counsel, in form and substance reasonably satisfactory to the Company, to the effect that the proposed transfer does not result in a violation of the Securities Act.

         (b) Each Holder is knowledgeable and experienced in business and financial matters and capable of evaluating the risks and merits of, and making an informed decision with regard to, the investment in the Warrants and acknowledges that it has received all information it believes reasonably necessary to make an informed decision about its acquisition of the Warrant.

         (c) Each Holder has been advised that the Warrants have not been and are not being registered under the Securities Act or under the blue sky laws of any jurisdiction, and that in issuing the Warrant the Company is relying upon, among other things, the representations and warranties of each Holder contained in this Section 8 in concluding that such issuance is a private offering and does not require compliance with the registration provisions of the Securities Act.

         (d) Each Holder acknowledges that such Holder, in making the decision to purchase the Warrants, has relied upon independent investigations made by it and its advisors, if any, and that such Holder and such advisors, if any, have, prior to any sale of the Warrants, been given access and the opportunity to examine all material books and records of the Company, all material contracts and documents relating to this offering and an opportunity to ask questions of, and to receive answers from the Company or any persons acting on its behalf concerning the terms and conditions of this offering. Each Holder and its advisors, if any, have been furnished with access to all publicly available materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Warrants which have been requested. Each Holder and its advisors, if any, have received complete and satisfactory answers to any such inquiries. At the time that the Warrants are exercised, each Holder agrees that such exercise shall be deemed to confirm the representation contained in this paragraph, effective as of the time of such exercise, but substituting the "Shares issuable upon exercise of the Warrants" for the "Warrants."

         (e) Each Holder understands that no federal or state agency has passed on or made any recommendation or endorsement of the Warrants or the Shares issuable upon exercise of the Warrants.

    9. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered or mailed, by certified mail,

     (a)  To the Holders:

          Pecks Management Partners, Ltd.
          c/o Robert J. Cresci
          One Rockefeller Plaza
          New York, New York 10020

     (b)  To the Company:

          418 Peoples Street
          P. O. Box 2544
          Corpus Christi, Texas 78403
          Attn:  President

and/or to such other persons and addresses as any party shall have specified in writing to the other by notice as aforesaid.


    10. Binding Effect; Survival. This Agreement and the Warrants shall not be assigned except as provided for herein and any assignment in violation of such provisions shall be null and void and of no effect. This Agreement shall inure to the benefit of and be binding upon all successors and assigns of the Company and the heirs, executors, administrators and legal representatives of the Holder.

    11. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to the choice of law provisions thereof.


    12. Headings. The headings contained in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning of any of the provisions contained herein.


    13. Counterparts. This Agreement may be executed in any number of counterparts, each of which so executed shall be deemed to be an original; but such counterparts together shall constitute but one and the same instrument.

    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

                        THE COMPANY:

                           HITOX CORPORATION OF AMERICA



                           By:
                              -------------------------
                              Thomas Landshof, President


                        HOLDERS:

To be issued Warrants      TRUST FOR DEFINED BENEFIT PLAN OF
to purchase 8,220 Shares      ICI AMERICAN HOLDINGS, INC.

                           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              -------------------------
                              Robert J. Cresci, Managing Director


To be issued Warrants      DELAWARE STATE EMPLOYEE RETIREMENT
to purchase 35,000 Shares    FUND

                           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              -------------------------
                              Robert J. Cresci, Managing Director


To be issued Warrants      ZENECA HOLDINGS, INC.
to purchase 6,780 Shares
                           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              -------------------------
                              Robert J. Cresci, Managing Director

                                                                    Exhibit 4.4

THE WARRANTS REFERRED TO HEREIN AND THE SECURITIES TO BE ISSUED UPON THEIR EXERCISE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SUCH WARRANTS MAY NOT BE EXERCISED UNLESS SUCH EXERCISE IS REGISTERED UNDER THE SECURITIES ACT OR AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE (AS CONFIRMED BY A LEGAL OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE ISSUER OF THE WARRANTS).


                                WARRANT AGREEMENT


    THIS WARRANT AGREEMENT ("Agreement"), is dated as of February 28, 1995, by and among HITOX CORPORATION OF AMERICA, a Delaware corporation (the "Company"), and EACH OF THE HOLDERS named on Exhibit A attached hereto (each individually a "Holder" and collectively the "Holders").

                              W I T N E S S E T H:

    WHEREAS, the Company and the Holders are parties to that certain Note Purchase Agreement dated as of June 15, 1992 (the "Note Purchase Agreement") relating to the Company's ten and one-half percent (10.5%) Convertible Subordinated Notes (the "Notes");

    WHEREAS, the Notes were convertible into shares of the Company's common stock, par value $.25 per share (the "Common Stock").

    WHEREAS, the Company and the Holders have amended the Note Purchase Agreement as set forth in the Second Amendment to Note Purchase Agreement dated February 28, 1995 (the "Second Amendment"), pursuant to which the terms of the Note Purchase Agreement and the Notes were modified to, among other things, remove the conversion rights with respect to the Notes;

    WHEREAS, in consideration for the modifications contained in the Second Amendment and for other waivers and forbearances granted to the Company by the Holders, the Company desires to grant to the Holders warrants (individually a "Warrant" and collectively the "Warrants") to purchase from the Company an aggregate of One Million One Hundred Thousand One Hundred Eleven (1,111,111) shares (the "Shares") of Common Stock, upon exercise of such Warrants, allocated among the Holders as shown opposite the signature of each Holder on the signature pages hereof.

    NOW, THEREFORE, in consideration of the modifications to the Note Purchase Agreement and the Notes, other waivers and forbearances granted to the Company by the Holders, the mutual covenants and agreements contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledge, the parties hereto agree as follows:


    1. Issuance of Warrants; Form of Warrants. The Company hereby issues and delivers to the Holders the Warrants to purchase the Shares, allocated among the Holders as set opposite the signature of each Holder on the signature page hereof. The text of the Warrants shall be in the form as set forth in Exhibit B hereto.

    2.   Term of Warrants; Exercise of Warrants; Exercise Price;
    Restrictions on Exercise.

    2.1. The Warrants entitle the Holders to purchase the Shares at any time, and from time to time, during the period beginning on the date hereof and ending on June 15, 2000 (the "Exercise Period"). Each Warrant not exercised on or before the last day of the Exercise Period shall become void, and all rights thereunder shall cease as of the close of business on the last day of the Exercise Period.

    2.2. Subject to the terms and conditions of this Agreement, during the Exercise Period the Holders shall have the right, which may be exercised in whole or in part, to purchase from the Company (and, subject to the terms and conditions of this Agreement, the Company shall be required to issue and sell to the Holder) the number of Shares specified in the Warrants pursuant to which an election to purchase is made. Upon surrender to the Company, or its duly authorized agent, of the Warrants, with the Form of Election to Purchase attached thereto in the form attached hereto as Exhibit C, duly completed and signed, and upon payment in full to the Company of the Exercise Price (as calculated below), in cash, by certified check or by surrender of Notes, the Company shall cause to be issued and delivered within ten (10) business days after receipt by the Company of the Warrants and the Exercise Price, a certificate or certificates duly registered in the name of Holder, or duly endorsed in blank and suitable for transfer, for the number of full Shares so purchased upon the exercise of the Warrants. Unless a registration statement covering the Shares shall then be in effect under the Securities Act of 1933, as amended (the "Securities Act") concurrently with the exercise of any Warrants, the Holder thereof shall furnish to the Company a written statement that such Holder is purchasing such Shares for his or its own account for investment and not with a view to the distribution thereof.

    2.3. The Exercise Price for the Shares shall be $4.50 per Share.


    3. Payment of Taxes. The Company will pay all documentary stamp taxes attributable to the issuance and sale of the Shares.


    4.   Adjustment Regarding the Type of Securities; Protection Against
    Dilution.

    4.1. (a) In case the Company shall issue or sell any shares of its Common Stock (except as provided in paragraph 4.3) for a consideration per share less than the Exercise Price or the Market Price (as defined below) on the date of such issue or sale, then, forthwith upon such issue or sale, the Exercise Price shall be reduced to the price (calculated to the nearest cent) determined by dividing (i) an amount equal to the sum of (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Exercise Price, and (b) the consideration, if any, received by the Company upon such issue or sale, by (ii) the total number of shares of Common Stock outstanding immediately after such issue or sale; except that if the Market Price is greater than the Exercise Price, the price determined by multiplying the Exercise Price in effect immediately prior to the time of such issue or sale by a fraction, the numerator of which shall be the sum of (i) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the Market Price immediately prior to such issue or sale plus (ii) the consideration received by the Company upon such issue or sale, and the denominator of which shall be the product of (iii) the total number of shares of Common Stock outstanding immediately after such issue or sale, multiplied by (iv) the Market Price immediately prior to such issue or sale.

         (b) No adjustment in the Exercise Price shall be made in the amount less of $.01 per share, but any such lesser adjustments shall be carried forward and shall be made at the time and together with the next subsequent adjustment which together with any adjustment so carried forward shall amount to $.01 per share or more.

         (c) If at any time the Company shall in any manner grant (whether directly or by assumption in a merger or otherwise) any rights to subscribe for or to purchase, or any options or warrants for the purchase of, Common Stock or any stock or securities convertible into or exchangeable for Common Stock (such convertible or exchangeable stock or securities being herein called "Convertible Securities"), whether or not such rights or options or warrants or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such rights or options or warrants or upon conversion or exchange of such Convertible Securities (determined by dividing
(a) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or options or warrants, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of all such rights or options or warrants, plus, in the case of such rights or options or warrants which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or warrants or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options or warrants) shall be less than the Exercise Price determined as of the date of granting such rights or options or warrants for each such grant, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or warrants or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such rights or options or warrants shall (as of the date of granting of such rights or options or warrants) be deemed to be outstanding and to have been issued for such price per share. Except as provided in Section 4.1(e) below, no adjustment of the Exercise Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or warrants or upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities.

         (d) In case the Company shall in any manner issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange (determined by dividing (a) the total amount received or receivable by the Company as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Exercise Price, determined as of the date of such issue or sale of such Convertible Securities, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall (as of the date of the issue or sale of such Convertible Securities) be deemed to be outstanding and to have been issued for such price per share. If any such issue or sale of such Convertible Securities is made upon exercise of any rights to subscribe for or to purchase or any option or warrant to purchase any such Convertible Securities for which adjustments of the Exercise Price have been or are to be made pursuant to other provisions of this Section 4.1, no further adjustment of the Exercise Price shall be made by reason of such issue or sale. Except as otherwise provided in Section 4.1(e) below, no adjustment of the Exercise Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities.

         (e) Upon the happening of any of the following events, namely, if the purchase price provided for in any right or option or warrant referred to in
Section 4.1(c), the additional consideration, if any, payable upon the conversion or exchange of the Convertible Security referred to in Sections 4.1(c) or (d), or the rate at which any Convertible Securities referred to in Sections 4.1(c) or (d) are convertible into or exchangeable for Common Stock, shall change at any time (other than under or by reason of provisions designated to protect against dilution), the Exercise Price in effect at the time of such event shall forthwith be readjusted to the Exercise Price which would have been in effect at such time had such rights, options, warrants or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold, and on the expiration of any such right to convert or exchange such Convertible Securities, the Exercise Price then in effect hereunder shall forthwith be increased to the Exercise Price which would have been in effect at the time of such expiration or termination had such right, option, warrant or Convertible Security, to the extent outstanding immediately prior to such expiration or termination, never been issued, and the Common Stock issuable thereunder shall no longer be deemed to be outstanding. If the purchase price provided for in any rights, option or warrant referred to in Section 4.1(c) or the rate at which any Convertible Securities referred to in Sections 4.1 (c) or (d) are convertible into or exchangeable for Common Stock, shall decrease at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of Common Stock upon the exercise of any such right, option, warrant, or upon conversion or exchange of any such Convertible Security, the Exercise Price then in effect hereunder shall forthwith be adjusted to such respective amount as would have obtained had such right, option, warrant or Convertible Security never been issued as to such Common Stock and had adjustments been made upon the issuance of the shares of Common Stock delivered as aforesaid, but only if as a result of such adjustment the Exercise Price then in effect thereunder is thereby decreased.

         (f) In case the Company shall declare a dividend or make any other distribution upon any stock of the Company payable in Common Stock or

Convertible Securities, the Exercise Price then in effect shall be reduced by multiplying such price by a fraction of which the numerator shall be the number of shares of Common Stock outstanding at the close of business on the date fixed for such determination and the denominator shall be the sum of such number of shares and the total number of shares of Common Stock constituting such dividend or other distribution (or, if the dividend or distribution is payable in Convertible Securities, the total number of shares of Common Stock then issuable upon conversion of the Convertible Securities).

         (g) In case any shares of Common Stock or Convertible Securities or any rights, options or warrants to purchase any such Common Stock or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights, options or warrants to purchase any such Common Stock or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration as determined by the Board of Directors of the Company in good faith, without deduction of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case shares of Common Stock or Convertible Securities or any rights, options or warrants to purchase such Common Stock or Convertible Securities shall be issued in connection with any merger of another corporation into the Company in which the Company is the surviving corporation, the amount of consideration therefor shall be deemed to be the fair value as determined by the Board of Directors of the Company in good faith of such portion of the assets of the nonsurviving corporation or corporations as such Board shall determine to be attributable to such Common Stock, Convertible Securities, rights, options or warrants, as the case may be. In the event of any consolidation or merger of the Company in which the Company is not the surviving corporation or in the event of any sale of all or substantially all of the assets of the Company for stock or other securities of any corporation or in connection with which the Company shall be the survivor but where the shares of outstanding Common Stock shall be changed into stock or other securities of another corporation, the Company shall be deemed to have issued a number of shares of its Common Stock for stock or securities of the other corporation computed on the basis of the actual exchange ratio on which the transaction was predicted and for a consideration of any such stock or securities of the other corporation.

         (h) In case the Company shall take a record of the holders of its Common Stock for the purpose of entitling them (a) to receive a dividend or other distribution payable in Common Stock or in Convertible Securities, or (b) to subscribe for or purchase Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

         (i) The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the

Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purposes of this Section 4.1.

         (j) As used herein, "Market Price" on any given day shall mean the average of the closing price for the Common Stock sales on all domestic exchanges on which the Common Stock may at the time be listed or have unlisted trading privileges on that day, or, if the Common Stock is quoted on the NASDAQ, the last sale price on that day, or, if there shall have been no sales on any such day, the average of the bid and asked price at the end of such day, or, if the Common Stock shall not be so listed or have such unlisted trading privileges or shall not be so quoted, the average of the bid and asked prices at the end of the day in the domestic over-the-counter market, in each case averaged for a period of fifteen (15) consecutive days prior to the day as of which Market Price is being determined. If at any time the Common Stock is not listed on any domestic exchange (nor has unlisted trading privileges thereon) or quoted on NASDAQ or in the domestic over-the-counter market, the Market Price shall be deemed to be the higher of (a) the net worth value thereof as determined by any firm of independent public accountants of national recognized standing selected by the Board of Directors of the Company as of the last day of any month ending within sixty (60) days preceding the date as of which the determination is to be made or (b) the fair market value thereof determined good faith by the Board of Directors of the Company as of a date which is within fifteen (15) days of the date as of which the determination is to be made.

    4.2. In case the Company shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Exercise Price in effect immediately prior to such subdivision shall be proportionately reduced, and conversely, in case the outstanding shares of Common Stock of the Company shall be combined into a smaller number of shares, the Exercise Price in effect immediately prior to such combination shall be proportionately increased.

    4.3. Anything herein to the contrary notwithstanding, the Company shall not be required to make any adjustment of the Exercise Price in the case of (i) the grant of warrants to the Holders subsequent to the date hereof or of even date herewith, to purchase shares of Common Stock and the issuance of shares of Common Stock pursuant to such warrants, and (ii) grants of options to the Company's employees, officers or directors, whether under the Company's 1990 Incentive Plan or otherwise, subsequent to the date hereof or of even date herewith to purchase shares of Common Stock of the Company and the issuance of shares of Common Stock pursuant to options so granted.


    5. Consolidation or Merger. If any capital reorganization or reclassification or change of the outstanding capital stock of the Company, or any consolidation or merger of the Company with another corporation, or the sale of all or sustantially all of its assets to another corporation, shall be effected in such a way that holders of Common Stock shall be entitled to receive stock, securities or assets with respect to or in exchange for Common Stock, then, as a condition of such reorganization, adequate provision shall be made whereby each holder of any Warrant shall thereafter have the right to receive upon the basis and upon the terms and conditions specified herein and in lieu of the shares of the Common Stock of the Company immediately theretofore receivable upon the exercise of such Warrant, such shares of stock, securities or assets as may be issued or payable with respect to or in exchange for a number of outstanding shares of such Common Stock equal to the number of shares of such stock immediately theretofore so receivable had such reorganization, reclassification, change, consolidation, merger or sale not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of such holder to the end that the provisions hereof (including, without limitation, provisions for adjustment of the Exercise Price) shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities or assets thereafter deliverable upon the exercise of such Warrant (including an immediate adjustment, by reason of such consolidation or merger, of the Exercise Price to the value of the Common Stock reflected by the terms of such consolidation or merger if the value so reflected is less than the Exercise Price in effect immediately prior to such consolidation or merger). The Company shall not effect any such reorganization, reclassification, change, consolidation,merger or sale, unless prior to the consummation thereof the successor corporation (if other than the Company) resulting from such consolidation or merger or the corporation purchasing such assets or the corporation issuing the securities into which such shares of Common Stock shall be changed (if other than the Company) shall assume by written instrument executed and mailed or delivered to each holder of any Warrant, the obligation to deliver to such holder such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to receive. If a purchase, tender or exchange offer is made to and accepted by the holders of more than 50% of the outstanding shares of Common Stock of the Company, the Company shall not effect any purchase, tender or exchange offer or with any affiliate of such person, unless prior to the consummation of such consolidation, merger or sale each holder of any Warrant shall have been given a reasonable opportunity to then elect to receive on exercise of any Warrant held by such holder either the stock, securities or assets then issuable with respect to the Common Stock of the Company or the stock, securities or assets issued to previous holders of the Common Stock in accordance with such purchase, tender or exchange offer.

    6. Restrictions on Exercise. The Holder of each certificate for Shares bearing the restrictive legend set forth in this Section 6 by acceptance thereof agrees, as a condition to the issue of such Shares, that such Holder will not transfer such Shares unless and until (i) a registration statement covering such Shares shall have been filed by the Company with the Securities and Exchange Commission under the Securities Act, and shall have become effective, or (ii) the transfer of such Shares is made under such circumstances that registration with the Securities and Exchange Commission under the provisions of the Securities Act is not required. Unless such registration statement shall have become effective prior to the issuance of Shares issued pursuant to the Warrants, such Shares shall bear an appropriate legend restricting transferability so as to comply with the terms hereof and all applicable federal and state laws, and each certificate of common stock issued upon exercise of the Warrants shall be stamped or otherwise imprinted with a legend in substantially the following form:

         THE SHARES OF STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR REGISTERED OR QUALIFIED UNDER THE SECURITIES LAWS OF ANY STATE, AND THE HOLDER HEREOF CANNOT MAKE ANY SALE, ASSIGNMENT OR OTHER TRANSFER OF ANY SHARES OF SUCH STOCK EXCEPT PURSUANT TO AN OFFERING OF SUCH SHARES DULY

    REGISTERED UNDER THE ACT AND REGISTERED OR QUALIFIED UNDER ANY APPLICABLE STATE SECURITIES LAWS, OR UNDER SUCH OTHER CIRCUMSTANCES AS SHALL NOT, AT THE TIME, REQUIRE REGISTRATION UNDER THE ACT AND/OR REGISTRATION OR QUALIFICATION UNDER ANY STATE SECURITIES LAW. ALSO SAID SHARES ARE "RESTRICTED SECURITIES" WITHIN THE MEANING OF RULE 144 PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE ACT AND MAY BE SUBJECT TO THE LIMITATIONS AND REPORTING REQUIREMENTS OF SAID RULE UPON RESALE OR OTHER DISPOSITION THEREOF.


    7. Registration. The Company shall maintain a Warrant register (the "Warrant Register") for the registration of the original issuance and, subject to compliance with the provisions of Section 6(a) hereof, the registration and transfer of the Warrants. Upon initial issuance of the Warrants, the Company shall issue the Warrants in the name of the Holders, allocated as shown on the signature page hereof. Prior to due presentment for registration of transfer of any Warrant, the Company may deem and treat the person in whose name such Warrant shall be registered upon the Warrant Register, as the absolute owner of such Warrants and of each Warrant represented thereby (notwithstanding any notation of ownership or other writing on any certificate representing Warrants made by anyone other than the Company), for the purpose of exercise, and for all other purposes, and the Company shall not be affected by any notice to the contrary.


    8.   Holders' Representations; Access to Information;
    Independent Investigation.

Each Holder severally represents and warrants to the Company and agrees that:

         (a) Each Holder is acquiring the Warrants for investment for its own account and has no present intention of reselling or otherwise disposing or participating in a distribution of the Warrants or the Shares issuable thereunder. Each Holder understands that because the Warrants have not been registered under the Securities Act, the Warrants are "restricted securities" as that term is defined under Rule 144 promulgated by the Securities and Exchange Commission under the Securities Act and each Holder cannot transfer the Warrants unless the Warrants are subsequently registered under the Securities Act or in a transfer that, in the opinion of counsel for the Company, is exempt from such registration. Each Holder further understands that the Company may, as a condition to the transfer of the Warrant, require that the request for transfer be accompanied by opinion of counsel, in form and substance reasonably satisfactory to the Company, to the effect that the proposed transfer does not result in a violation of the Securities Act.

         (b) Each Holder is knowledgeable and experienced in business and financial matters and capable of evaluating the risks and merits of, and making an informed decision with regard to, the investment in the Warrants and acknowledges that it has received all information it believes reasonably necessary to make an informed decision about its acquisition of the Warrant.

         (c) Each Holder has been advised that the Warrants have not been and are not being registered under the Securities Act or under the blue sky laws of any jurisdiction, and that in issuing the Warrant the Company is relying upon, among other things, the representations and warranties of each Holder contained in this Section 8 in concluding that such issuance is a private offering and does not require compliance with the registration provisions of the Securities Act.

         (d) Each Holder acknowledges that such Holder, in making the decision to purchase the Warrants, has relied upon independent investigations made by it and its advisors, if any, and that such Holder and such advisors, if any, have, prior to any sale of the Warrants, been given access and the opportunity to examine all material books and records of the Company, all material contracts and documents relating to this offering and an opportunity to ask questions of, and to receive answers from the Company or any persons acting on its behalf concerning the terms and conditions of this offering. Each Holder and its advisors, if any, have been furnished with access to all publicly available materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Warrants which have been requested. Each Holder and its advisors, if any, have received complete and satisfactory answers to any such inquiries. At the time that the Warrants are exercised, each Holder agrees that such exercise shall be deemed to confirm the representation contained in this paragraph, effective as of the time of such exercise, but substituting the "Shares issuable upon exercise of the Warrants" for the "Warrants."

         (e) Each Holder understands that no federal or state agency has passed on or made any recommendation or endorsement of the Warrants or the Shares issuable upon exercise of the Warrants.


    9. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered or mailed, by certified mail,

     (a)  To the Holders:

          Pecks Management Partners, Ltd.
          c/o Robert J. Cresci
          One Rockefeller Plaza
          New York, New York 10020

     (b)  To the Company:

          418 Peoples Street
          P. O. Box 2544
          Corpus Christi, Texas 78403
          Attn:  President

and/or to such other persons and addresses as any party shall have specified in writing to the other by notice as aforesaid.

    10. Binding Effect; Survival. This Agreement and the Warrants shall not be assigned except as provided for herein and any assignment in violation of such provisions shall be null and void and of no effect. This Agreement shall inure to the benefit of and be binding upon all successors and assigns of the Company and the heirs, executors, administrators and legal representatives of the Holder.


    11. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to the choice of law provisions thereof.


    12. Headings. The headings contained in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning of any of the provisions contained herein.


    13. Counterparts. This Agreement may be executed in any number of counterparts, each of which so executed shall be deemed to be an original; but such counterparts together shall constitute but one and the same instrument.

    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.

                         THE COMPANY:

                           HITOX CORPORATION OF AMERICA



                           By:
                              -------------------------
                              Thomas Landshof, President


                         HOLDERS:

To be issued Warrants      TRUST FOR DEFINED BENEFIT PLAN OF
to purchase 182,667 Shares   ICI AMERICAN HOLDINGS, INC.

                           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              -------------------------
                              Robert J. Cresci, Managing Director


To be issued Warrants      DELAWARE STATE EMPLOYEE RETIREMENT
to purchase 777,778 Shares   FUND

                           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              --------------------------
                              Robert J. Cresci, Managing Director


To be issued Warrants      ZENECA HOLDINGS, INC.
to purchase 150,666 Shares
                           By:Pecks Management Partners, Ltd.,
                              its Investment Advisor


                           By:
                              --------------------------
                              Robert J. Cresci, Managing Director

Hitox Corporation of America and Subsidiaries                        Exhibit 11
Computation of Earnings Per Share (EPS)
(in thousands, except per share amounts)
(Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                               ----------------------------
                                                   1995            1994
                                               ------------    ------------
WEIGHTED AVERAGE SHARES OUTSTANDING
 Common Stock                                         3,657           3,657
 Common Stock Equivalents, assumed exercise
  of stock options and warrants (Treasury
  Stock Method at average market value)                   8            ----
                                               ------------    ------------
      Total for Primary EPS                           3,665           3,657

 Other potentially dilutive securities,
  assumed conversion of 10.5% convertible
  subordinate redeemable debentures into
  556 shares of common stock                           ----             556

 Assumed exercise of stock options and
  warrants (Treasury Stock Method at
  greater of average or end of period
  market value)                                          17               1
                                               ------------    ------------
      Total for Fully Diluted EPS                     3,682           4,214

INCOME (LOSS)
 Income (loss) for primary EPS:
  Net income (loss)                            $        103    $       (210)

 Income (loss) for fully diluted EPS:
  Net income (loss)                                     103            (210)
  Interest, net of income taxes on 10.5%
   convertible subordinate debentures                  ----              87
  Amortization of loan origination fees,
   net of taxes                                        ----              10
                                               ------------    ------------
  Net income (loss) for fully diluted EPS      $        103    $       (113)

INCOME (LOSS) PER SHARE
  Primary                                      $      0.03     $     (0.06)
  Fully Diluted                                       0.03           (0.03)<F2>
- -----------------------------------------

<F2>
Antidilutive