Form 10-Q/A
period 1995-03-31
HITOX CORPORATION OF AMERICA
filed 1995-05-12
CIK 842295

PART II


Item 6.  Exhibits and Reports on Form 8-K

                                                                   Page No.
                                                                   --------
(a)  Exhibit 4.1 - Form of Second Amendment to the Note Purchase
     Agreement covering the Convertible Subordinated Debenture
     of the Company dated February 28, 1995                           14
     Exhibit 4.2 - Form of Warrant Agreement for issuance of
     50,000 warrants dated September 30, 1994                         24
     Exhibit 4.3 - Form of Warrant Agreement for issuance of
     50,000 warrants dated February 28, 1995                          35
     Exhibit 4.4 - Form of Warrant Agreement for issuance of
     1,111,111 warrants dated February 28, 1995                       46
     Exhibit 11-Earnings per share                                    57

(b)  Reports on Form 8-K:                                           None


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitox Corporation of America

- -----------------------------------
(Registrant)

Date:May 10, 1995                          THOMAS A. LANDSHOF
     ------------                  -----------------------------------
                                     Thomas A. Landshof, President
                                     and Chief Executive Officer


Date:May 10, 1995                           CRAIG A. SCHKADE
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

Date:May 12, 1995                          THOMAS A. LANDSHOF
     ------------                  -----------------------------------
                                     Thomas A. Landshof, President
                                     and Chief Executive Officer


Date:May 12, 1995                           CRAIG A. SCHKADE
     ------------                  -----------------------------------
                                     Craig A. Schkade, Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)