Form 10QSB
period 1995-06-30
HITOX CORPORATION OF AMERICA
filed 1995-08-10
CIK 842295

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                  FORM 10-QSB
(Mark One)
         [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995
                                      OR
         [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
                    For the transition period from       to
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
           Yes [ X ]               No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.25 par value                     3,656,787
            (Class)                      (Outstanding as of July 31, 1995)

Transitional Small Business Disclosure Format (check one):
           Yes [   ]               No [ X ]

                 HITOX CORPORATION OF AMERICA AND SUBSIDIARIES

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I.      Financial Information

             Item 1.   Financial Statements

                       Condensed Consolidated Balance Sheets--
                       June 30, 1995 and December 31, 1994               3-4

                       Condensed Consolidated Statements of Operations-- three months ended June 30, 1995 and 1994 and
                       six months ended June 30, 1995 and 1994           5

                       Condensed Consolidated Statements of Cash Flows--
                       six months ended June 30, 1995 and 1994           6

                       Notes to Condensed Consolidated Financial
                       Statements                                        7

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     8-10

PART II.     Other Information

             Item 6.   Exhibits and Reports on Form 8-K                  11

             Signature                                                   11

                 HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1995  AND DECEMBER 31, 1994
                                (in thousands)

                                                 June 30, 1995         December 31,
                                                  (Unaudited)              1994
                                                 -------------        -------------
                    ASSETS

Current assets:
  Cash and cash equivalents                      $         837        $       2,483
  Accounts receivable; no allowance for
    doubtful accounts considered necessary               1,641                  959
  Other receivables                                          1                  132
  Inventories:
    Raw materials                                        2,349                2,034
    Finished goods                                         715                  984
    Supplies                                                79                   97
                                                 -------------        -------------
      Total inventories                                  3,143                3,115
  Other current assets                                     130                   30
                                                 -------------        -------------
      Total current assets                               5,752                6,719

Property, plant and equipment                            8,976                8,855
Accumulated depreciation                                (4,399)              (4,078)
                                                 -------------        -------------
                                                         4,577                4,777

Other assets                                               200                  231
                                                 -------------        -------------
                                                 $      10,529        $      11,727
                                                 =============        =============

                     HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 1995 AND DECEMBER 31, 1994
                            (in thousands, except par value)

                                                 June 30, 1995         December 31,
                                                  (Unaudited)              1994
                                                 -------------        -------------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $         627        $         217
  Notes payable to bank                                  -----                2,267
  Accrued expenses                                       1,171                  866
  Current maturities of long-term debt                     527                  558
                                                 -------------        -------------
    Total current liabilities                            2,325                3,908

Long-term subordinated debt, related party               5,000                5,000
                                                 -------------        -------------
    Total liabilities                                    7,325                8,908

Commitments and contingencies

Shareholders' equity:
  Common stock $.25 par value; authorized
     10,000 shares; 3,657 shares outstanding
     after deducting 88 shares held in treasury            936                  936
  Additional paid-in capital                            10,600               10,594
  Accumulated deficit                                   (8,289)              (8,668)
                                                 -------------        -------------
                                                         3,247                2,862
  Less: cost of treasury stock                             (43)                 (43)
                                                 -------------        -------------
    Total shareholders' equity                           3,204                2,819
                                                 -------------        -------------
                                                 $      10,529        $      11,727
                                                 =============        =============

                       HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                          (in thousands, except per share amounts)
                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                         --------------------       --------------------
                                           1995        1994           1995        1994
                                         --------    --------       --------    --------
Net Sales                                $  3,204    $  3,402       $  5,872    $  6,411
Costs and expenses:
   Cost of products sold                    2,122       2,495          4,033       4,680
   Selling, administrative and general        645         759          1,144       1,394
                                         --------    --------       --------    --------
      Operating income                        437         148            695         337

Other income (expenses):
   Interest income                              8       -----             32       -----
   Interest expense                          (159)       (388)          (330)       (763)
   Other, net                                  (9)         12            (17)         27
                                         --------    --------       --------    --------
      Income (loss) before minority
         interest and income tax              277        (228)           380        (399)

Minority interest                           -----          (8)         -----         (22)
                                         --------    --------       --------    --------
  Income (loss) before income tax             277        (236)           380        (421)

Provision for income tax                        1           8              1          33
                                         --------    --------       --------    --------
  NET INCOME (LOSS)                      $    276    $   (244)      $    379    $   (454)
                                         ========    ========       ========    ========

Income (loss) per common share:
  Primary                                $   0.07    $  (0.07)      $   0.10    $  (0.12)
  Fully diluted                              0.07       (0.07)<F1>      0.10       (0.12)<F1>


Weighted average number of common and
  common equivalent shares outstanding:
  Primary                                   3,772       3,657          3,713       3,657
  Fully diluted                             3,772       4,213          3,733       4,213
--------------------------------------

<F1>
Antidilutive

                       HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                      (in thousands)
                                                                     Six Months Ended
                                                                         June 30,
                                                               ----------------------------
                                                                   1995            1994
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $        379    $       (454)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                                       349             406
    Other                                                                 6              24
  Changes in assets and liabilities:
    Accounts receivable                                                (681)            (55)
    Inventories                                                         (27)            186
    Other current assets                                                 31            (351)
    Accounts payable and accrued expenses                               715             212
                                                               ------------    ------------
        Net cash provided by (used in) operating activities             772             (32)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                           (120)            (26)
                                                               ------------    ------------
        Net cash used in investing activities                          (120)            (26)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt                                                   (2,298)         (7,067)
  Proceeds from debt                                                  -----           7,850
                                                               ------------    ------------
        Net cash (used in) provided by financing activities          (2,298)            783

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (1,646)            725
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                                            2,483             537
                                                               ------------    ------------
    AT END OF PERIOD                                           $        837    $      1,262
                                                               ============    ============
Supplemental disclosure of cash flow information:
    Interest paid                                              $        510    $        368
    Income taxes paid                                                     1              36
    Income tax refunds received                                          39           -----

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

2.   Debt

     The Company maintains a credit facility with NationsBank of Texas (the "Bank"). The credit facility includes a $1,400,000 line of credit with an interest rate of prime plus 3%. There are no amounts outstanding under the line of credit at June 30, 1995. The credit facility also includes a term loan with $491,000 outstanding at June 30, 1995. Both the line of credit and the term loan expired during the second quarter. The Company negotiated an extension of the line of credit through August 30, 1995 and an extension of the term loan through August 31, 1995. The Company is attempting to negotiate a new credit facility with more favorable terms, including a longer duration and sufficient credit to satisfy the Company's working capital needs, prior to expiration of the current extensions.

     During the quarter ended June 30, 1995, the Company paid accrued and overdue interest of $450,000 to the holders of the $5,000,000 subordinated debentures (the "Debentures") under a plan approved by the Bank. The balance of accrued and overdue interest on the Debentures was $407,000 at June 30, 1995. The Company intends, subject to Bank approval, to continue to make $150,000 monthly payments to the Debenture holders until the accrued and overdue interest is paid off in September. In addition, subject to Bank approval, the Company has agreed to change the current interest payments on the Debentures from semi-annual payments of $262,500, to monthly payments of $43,750, beginning August 1, 1995.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the second quarter of 1995 were $3,204,000 as compared to $3,402,000 for the same quarter in 1994. Total net sales for the six months ended June 30, 1995 were $5,872,000 compared with $6,411,000 for the same period in 1994. The three month and six month decreases of approximately $200,000 and $500,000, respectively, are due to the inclusion of sales in 1994 from two former foreign subsidiaries that the Company divested effective September 30, 1994. Quantities sold and prices were relatively constant after adjustment for the 1994 foreign sales. Management continues to focus on marketing HITOX pigments to existing and new markets in the United States, Canada and Mexico.

Gross Profit:

     Gross profit for the second quarter of 1995 was $1,082,000, as compared to $907,000 for the second quarter of 1994, an increase of $175,000. Gross profit as a percentage of sales increased to 33.8% in the second quarter this year as compared to 26.7% in the same quarter last year. The year to date gross profit for the six months ended June 30, 1995 was $1,839,000, or 31.3% of net sales compared with $1,731,000, or 27.0% of net sales for the same period of 1994. The improvement is primarily a result of the divestiture of the Company's foreign subsidiaries, and is partly a result of a reduction in costs of domestic operations begun in the latter half of 1994.

Expenses:

     Total selling, administrative and general expenses declined from $759,000 during the second quarter of 1994, to $645,000 for the second quarter of 1995, representing a decrease of approximately 15%. Total selling, administrative and general expenses decreased from $1,394,000 during the six months ended June 30, 1994, to $1,144,000 for the same period of 1995, representing approximately an 18% decrease. The decreases result principally because 1995 does not include the two former subsidiaries' expenses, and partly due to the Company's cost reduction efforts.

Interest Income:

     During the second quarter of 1995, excess funds were deposited in short-term interest bearing investments resulting in interest income of $8,000. Total interest income for the six months ended June 30, 1995 was $32,000. Included in the six month total is $20,000 resulting from a one time foreign currency transaction gain.

Interest Expense:

     Interest expense decreased $229,000 in the second quarter of 1995 as compared with the same quarter last year. For the six month period ended June 30, 1995, interest expense decreased $433,000 principally because 1994 included $281,000 of interest expense incurred by the Company's two foreign subsidiaries. The remainder of the decrease is due to a reduction in the average line of credit balance outstanding from $3,100,000 in the first six months of 1994 to $144,000 during the first six months of 1995.

Minority Interest:

     During the six months ended June 30, 1995, there was no charge for minority interest due to the 1994 sale of the Company's foreign subsidiaries.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax.


LIQUIDITY AND CAPITAL RESOURCES

     The Company continued to experience improvement in its financial position in the second quarter of 1995 after the divestiture of its foreign subsidiaries
in the third quarter of 1994.   Working capital increased from $2,811,000 at
December 31, 1994, to $3,427,000 at June 30, 1995. The Company applied a substantial amount of its cash position at December 31, 1994 to pay off the entire $2,267,000 outstanding balance in its bank line of credit in mid-January, 1995. The Company had no outstanding balance in its line of credit at June 30, 1995, and had $1,400,000 available to borrow under its amended line of credit.

     The Company continues to renegotiate the terms of its borrowings and expects to finance its operations principally through cash flows generated by U.S. operations, through bank financing and cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a Supply Agreement with its former subsidiary, Malaysian Titanium Corporation. The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The Company anticipates that it will need and take delivery of the quantities stipulated in the Supply Agreement.

     The Company maintains a credit facility with NationsBank of Texas (the "Bank"). The credit facility includes a $1,400,000 line of credit with an interest rate of prime plus 3%. There are no amounts outstanding under the line of credit at June 30, 1995. The credit facility also includes a term loan with $491,000 outstanding at June 30, 1995. Both the line of credit and the term loan expired during the second quarter. The Company negotiated an extension of the line of credit through August 30, 1995 and an extension of the term loan through August 31, 1995. The Company is attempting to negotiate a new credit facility with more favorable terms, including a longer duration and sufficient credit to satisfy the Company's working capital needs, prior to expiration of the current extensions.

     During the quarter ended June 30, 1995, the Company paid accrued and overdue interest of $450,000 to the holders of the $5,000,000 subordinated debentures (the "Debentures") under a plan approved by the Bank. The balance of accrued and overdue interest on the Debentures was $407,000 at June 30, 1995. The Company intends, subject to Bank approval, to continue to make $150,000 monthly payments to the Debenture holders until the accrued and overdue interest is paid off in September. In addition, subject to Bank approval, the Company has agreed to change the current interest payments on the Debentures from semi-annual payments of $262,500, to monthly payments of $43,750, beginning August 1, 1995.

     The Company expects that a new credit agreement will be reached with the Bank or with another financial institution which will continue to allow the Company to make interest payments to the Debenture holders. The trustee under the Note Purchase Agreement has waived any default related to payments of interest or principal on the Debentures through June 30, 1996.

PART II



Item 6.     Exhibits and Reports on Form 8-K
                                                   Page No.
                                                   --------

(a)  Exhibit 11 - Earnings per share                  12

     Exhibit 27 - Financial Data Schedule             13

(b)  Reports on Form 8-K:                            None


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitox Corporation of America
--------------------------------------
(Registrant)

Date:  August 10, 1995                     THOMAS A. LANDSHOF
       ---------------              ---------------------------------
                                     Thomas A. Landshof, President
                                     and Chief Executive Officer

Date:  August 10, 1995                       CRAIG A. SCHKADE
       ---------------              ---------------------------------
                                     Craig A. Schkade, Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)

Hitox Corporation of America and Subsidiaries                                    Exhibit 11
Computation of Earnings Per Share (EPS)
(in thousands, except per share amounts)
(Unaudited)
                                                Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                               --------------------       --------------------
                                                 1995        1994           1995        1994
                                               --------    --------       --------    --------
WEIGHTED AVERAGE SHARES OUTSTANDING
  Common Stock                                    3,657       3,657          3,657       3,657
  Common Stock Equivalents, assumed exercise
    of stock options and warrants (Treasury
    Stock Method at average market value)           115       -----             56       -----
                                               --------    --------       --------    --------
      Total for Primary EPS                       3,772       3,657          3,713       3,657

  Other potentially dilutive securities,
    assumed conversion of 10.5% convertible
    subordinate redeemable debentures into
    556 shares of common stock                    -----         556          -----         556

  Assumed exercise of stock options and
    warrants (Treasury Stock Method at
    greater of average or end of period
    market value)                                 -----       -----             20       -----
                                               --------    --------       --------    --------
      Total for Fully Diluted EPS                 3,772       4,213          3,733       4,213

INCOME (LOSS)
  Income (loss) for primary EPS:
    Net income (loss)                          $    276    $   (244)      $    379    $   (454)

  Income (loss) for fully diluted EPS:
    Net income (loss)                               276        (244)           379        (454)
    Interest, net of income taxes on 10.5%
      convertible subordinate debentures          -----          87          -----         173
    Amortization of loan origination fees,
      net of taxes                                -----          10          -----          19
                                               --------    --------       --------    --------
    Net income (loss) for fully diluted EPS    $    276    $   (147)      $    379    $   (262)

INCOME (LOSS) PER SHARE
  Primary                                      $   0.07    $  (0.07)      $   0.10    $  (0.12)
  Fully Diluted                                    0.07       (0.03)<F2>      0.10       (0.06)<F2>
--------------------------------------------

<F2>
Antidilutive