Form 10QSB
period 1995-09-30
HITOX CORPORATION OF AMERICA
filed 1995-11-13
CIK 842295

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                  FORM 10-QSB
(Mark One)

         [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995
                                      OR
         [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
                    For the transition period from       to
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
           Yes [ X ]               No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.25 par value                     3,656,787
            (Class)                      (Outstanding as of October 31, 1995)

Transitional Small Business Disclosure Format (check one):
           Yes [   ]               No [ X ]

                 HITOX CORPORATION OF AMERICA AND SUBSIDIARIES

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I.      Financial Information

             Item 1.   Financial Statements (Unaudited)

                       Condensed Consolidated Balance Sheets--
                       September 30, 1995 and December 31, 1994            3-4

                       Condensed Consolidated Statements of Operations-- three months ended September 30, 1995 and 1994 and
                       nine months ended September 30, 1995 and 1994       5

                       Condensed Consolidated Statements of Cash Flows--
                       nine months ended September 30, 1995 and 1994       6

                       Notes to Condensed Consolidated Financial
                       Statements                                          7-8

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       9-11

PART II      Other Information

             Item 6.   Exhibits and Reports on Form 8-K                    12

             Signatures                                                    12

                    HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                   (in thousands)

                                                  September 30, 1995     December 31,
                                                      (Unaudited)            1994
                                                  ------------------    -------------
ASSETS

Current assets:
  Cash and cash equivalents                       $              588    $       2,483
  Accounts receivable; no allowance for
    doubtful accounts considered necessary                     1,729              959
  Other receivables                                               30              132
  Inventories:
    Raw materials                                              2,492            2,034
    Finished goods                                               803              984
    Supplies                                                      75               97
                                                  ------------------    -------------
      Total inventories                                        3,370            3,115
  Other current assets                                            82               30
                                                  ------------------    -------------
      Total current assets                                     5,799            6,719

Property, plant and equipment                                  8,991            8,855
Accumulated depreciation                                      (4,551)          (4,078)
                                                  ------------------    -------------
                                                               4,440            4,777

Other assets                                                     186              231
                                                  ------------------    -------------
                                                  $           10,425    $      11,727
                                                  ==================    =============

See Notes to Condensed Consolidated Financial Statements

                    HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                          (in thousands, except par value)
                                                  September 30, 1995     December 31,
                                                      (Unaudited)            1994
                                                  ------------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $            1,056    $         217
  Notes payable to bank                                          ---            2,267
  Accrued expenses                                               485              866
  Current maturities of long-term debt                            57              558
                                                  ------------------    -------------
    Total current liabilities                                  1,598            3,908

Long-term subordinated debt, related party                     5,000            5,000
Long-term debt, excluding current maturities                     421              ---
                                                  ------------------    -------------
    Total liabilities                                          7,019            8,908

Commitments and contingencies

Shareholders' equity:
  Common stock $.25 par value; authorized
     10,000 shares; 3,657 shares outstanding
     after deducting 88 shares held in treasury                  936              936
  Additional paid-in capital                                  10,600           10,594
  Accumulated deficit                                         (8,087)          (8,668)
                                                  ------------------    -------------
                                                               3,449            2,862
  Less: cost of treasury stock                                   (43)             (43)
                                                  ------------------    -------------
    Total shareholders' equity                                 3,406            2,819
                                                  ------------------    -------------
                                                  $           10,425    $      11,727
                                                  ==================    =============

See Notes to Condensed Consolidated Financial Statements

                        HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                          (in thousands, except per share amounts)
                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,
                                           ---------------------        ---------------------
                                             1995         1994            1995         1994
                                           --------     --------        --------     --------
Net Sales                                  $  2,818     $  3,243        $  8,690     $  9,654
Costs and expenses:
   Cost of products sold                      1,918        2,659           5,951        7,339
   Selling, administrative and general          542        1,141           1,686        2,535
   Loss from sales of subsidiaries              ---        3,022             ---        3,022
                                           --------     --------        --------     --------
      Operating income                          358       (3,579)          1,053       (3,242)

Other income (expenses):
   Interest income                                8          ---              40          ---
   Interest expense                            (149)        (363)           (479)      (1,126)
   Other, net                                   (13)         (15)            (30)          12
                                           --------     --------        --------     --------
      Income (loss) before minority
         interest and income tax                204       (3,957)            584       (4,356)
Minority interest                               ---          206             ---          184
                                           --------     --------        --------     --------
  Income (loss) before  income tax              204       (3,751)            584       (4,172)

Provision for  income tax                         2         (702)              3         (669)
                                           --------     --------        --------     --------
  NET  INCOME (LOSS)                       $    202     $ (3,049)       $    581     $ (3,503)
                                           ========     ========        ========     ========

Income (loss) per common share:
  Primary                                  $   0.05     $  (0.83)       $   0.16     $  (0.96)
  Fully diluted                                0.05        (0.83)<F1>       0.15        (0.96)<F1>


Weighted average number of common and
  common equivalent shares outstanding:
  Primary                                     3,800        3,659           3,736        3,658
  Fully diluted                               3,849        4,215           3,809        4,214

---------------------------------------

See Notes to Condensed Consolidated Financial Statements
<F1>
Antidilutive

                    HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)
                                                                  Nine Months Ended
                                                                    September 30,
                                                              -------------------------
                                                                 1995           1994
                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $      581     $   (3,503)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
    Depreciation and amortization                                    515            694
    Warrants issued to subordinated debenture holders                  6           (144)
    Loss from sales of subsidiaries                                  ---          3,022
  Changes in assets and liabilities:
    Accounts receivable                                             (770)          (677)
    Inventories                                                     (255)           686
    Other receivables and other current assets                        51            (38)
    Accounts payable and accrued expenses                            459           (179)
                                                              ----------     ----------
        Net cash provided by (used in) operating activities          587           (139)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                        (135)           (96)
  Cash disposed in sale of subsidiaries                              ---            (15)
                                                              ----------     ----------
        Net cash used in investing activities                       (135)          (111)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt                                                (2,347)       (10,905)
  Proceeds from debt                                                 ---         11,222
                                                              ----------     ----------
        Net cash (used in) provided by financing activities       (2,347)           317

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (1,895)            67
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                                         2,483            537
                                                              ----------     ----------
    AT END OF PERIOD                                          $      588     $      604
                                                              ==========     ==========
Supplemental disclosure of cash flow information:
    Interest paid                                             $    1,066     $      567
    Income taxes paid                                                  3             37
    Income tax refunds received                                       39            ---

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Accounting Policies

     The unaudited condensed consolidated financial statements of Hitox Corporation of America and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) which the Company deems necessary for a fair presentation of its financial position and results of operations have been included. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1994 Annual Report on Form 10-KSB.

     Reclassification

     Certain reclassifications have been made to prior years' condensed consolidated financial statements to conform to present reporting classifications.

2.   Debt

     On August 31, 1995, the Company entered into an amended and restated loan agreement (the "Loan Agreement") with NationsBank of Texas, N.A., (the "Bank"). The Loan Agreement increased the amount of the Company's revolving line of credit from $1,400,000 to $2,000,000, and extended the maturity date until April 30, 1997. The line of credit provides for monthly interest payments on any outstanding principal balance at an interest rate of the Bank's prime plus 1%. The Company did not access the line of credit during the quarter ended September 30, 1995, and there was no outstanding balance at September 30, 1995.

     The Loan Agreement also extends the maturity of a mortgage note on the Company's headquarters building which had a principal balance of $487,000 on August 31, 1995. The mortgage note is payable in 77 equal monthly installments of $8,000, including principal and interest, at an interest rate of 9.5%, and matures February 28, 2002.

     During the quarter ended September 30, 1995, the Company paid in full the remaining accrued and overdue interest of $411,000 to the holders of the $5,000,000 subordinated debentures (the "Debentures"). On August 1, 1995, the Company began to make monthly payments of $44,000 to the Debenture holders on the current interest and will continue this practice.

3.   Commitments

     The Company purchases raw materials under a supply agreement (the "Supply Agreement"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The Company will take delivery of the quantity stipulated in the first year of the Supply Agreement, and anticipates that it will need and take delivery of the agreed-upon quantities for the remainder of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the third quarter of 1995 were $2,818,000 as compared to $3,243,000 for the same quarter in 1994. Total net sales for the nine months ended September 30, 1995 were $8,690,000 compared with $9,654,000 for the same period in 1994. The three month and nine month decreases of approximately $425,000 and $964,000, respectively, are partially due to the inclusion of sales in 1994 from two former foreign subsidiaries that the Company divested effective September 30, 1994. Sales of the two former subsidiaries totalled $771,000 for the nine month period ended September 30, 1994. Also contributing to a decrease in sales was a weaker market in 1995 for the Company's customers in the PVC pipe industry. Management continues to focus on marketing HITOX pigments to existing and new markets in the United States, Canada and Mexico.

Gross Profit:

     Gross profit for the third quarter of 1995 was $900,000, as compared to $584,000 for the third quarter of 1994, an increase of $316,000. Gross profit as a percentage of sales increased to 31.9% in the third quarter this year as compared to 18.0% in the same quarter last year. The year to date gross profit for the nine months ended September 30, 1995 was $2,739,000, or 31.5% of net sales compared with $2,315,000, or 24.0% of net sales for the same period of 1994. The improvement is primarily a result of the divestiture of the Company's foreign subsidiaries in September of 1994, and a reduction in costs of domestic operations which commenced in the latter half of 1994.

Expenses:

     Total selling, administrative and general expenses declined from $1,141,000 during the third quarter of 1994, to $542,000 for the third quarter of 1995, representing a decrease of approximately 52.4%. Total selling, administrative and general expenses decreased from $2,535,000 during the nine months ended September 30, 1994, to $1,686,000 for the same period of 1995, representing approximately a 33.5% decrease. The decreases result because 1995 does not include the two former subsidiaries' expenses, and because of the Company's cost reduction efforts.

Interest Income:

     During the third quarter of 1995, excess funds were deposited in short-term interest bearing investments resulting in interest income of $8,000.
Total interest income for the nine months ended September 30, 1995 was $40,000. Included in the nine month total is $20,000 resulting from a one time foreign currency transaction gain.

Interest Expense:

     Interest expense decreased $214,000 in the third quarter of 1995 as compared with the same quarter last year. For the nine month period ended September 30, 1995, interest expense decreased $647,000 principally because 1994 included $443,000 of interest expense incurred by the Company's two foreign subsidiaries. The remainder of the decrease is due to a reduction in the average line of credit balance outstanding from $2,901,000 in the first nine months of 1994 to $100,000 during the first nine months of 1995.

Minority Interest:

     During the nine months ended September 30, 1995, there was no charge for minority interest due to the 1994 sale of the Company's foreign subsidiaries.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax. Provision for income tax was $3,000 for the nine months ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company continued to experience improvement in its financial position in the third quarter of 1995 after the divestiture of its foreign subsidiaries
in the third quarter of 1994.   Working capital increased from $2,811,000 at
December 31, 1994, to $4,201,000 at September 30, 1995. The Company applied a substantial amount of its cash position at December 31, 1994 to pay off the entire $2,267,000 outstanding balance in its bank line of credit in mid-January, 1995. The Company had no outstanding balance in its line of credit at September 30, 1995, and had $2,000,000 available to borrow under its new loan agreement, which is discussed below.

     The Company finances its operations principally through cash flows generated by U.S. operations, through bank financing and cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is purchased under a Supply Agreement with its former subsidiary, Malaysian Titanium Corporation. The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The Company anticipates that it will need and take delivery of the quantities stipulated in the Supply Agreement.

     On August 31, 1995, the Company entered into an amended and restated loan agreement (the "Loan Agreement") with NationsBank of Texas, N.A., (the "Bank"). The Loan Agreement increased the amount of the Company's revolving line of credit from $1,400,000 to $2,000,000, and extended the maturity date until April 30, 1997. The line of credit provides for monthly interest payments on any outstanding principal balance at an interest rate of the Bank's prime plus 1%. The Company did not access the line of credit during the quarter ended September 30, 1995, and there was no outstanding balance at September 30, 1995.

     The Loan Agreement also extends the maturity of a mortgage note on the Company's headquarters building which had a principal balance of $487,000 on August 31, 1995. The mortgage note is payable in 77 equal monthly installments of $8,000, including principal and interest, at an interest rate of 9.5%, and matures February 28, 2002.

     During the quarter ended September 30, 1995, the Company paid in full the remaining accrued and overdue interest of $411,000 to the holders of the $5,000,000 subordinated debentures (the "Debentures"). On August 1, 1995, the Company began to make monthly payments of $44,000 to the Debenture holders on the current interest and will continue this practice.

                                    PART II



Item 6.   Exhibits and Reports on Form 8-K
                                         Page No.
                                         --------

(a) Exhibit 10 - Loan Agreement             13
    Exhibit 11 - Earnings per share         32
    Exhibit 27 - Financial Data Schedule    33

(b) Reports on Form 8-K:                 The Company filed a Form 8-K
                                         Current Report dated
                                         September 19, 1995 reporting a
                                         change in certifying accountant.










Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitox Corporation of America
--------------------------------------
(Registrant)

Date:  November 13, 1995                    THOMAS A. LANDSHOF
       -----------------            ---------------------------------
                                     Thomas A. Landshof, President
                                     and Chief Executive Officer

Date:  November 13, 1995                     CRAIG A. SCHKADE
       -----------------            ---------------------------------
                                     Craig A. Schkade, Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)

                                                               Exhibit 10
                                LOAN AGREEMENT


     This is a Loan Agreement ("Loan Agreement") by and among HITOX CORPORATION OF AMERICA, a Delaware corporation ("Borrower") and NATIONSBANK OF TEXAS, N.A., a national banking association ("NationsBank").

     Borrower and NationsBank have entered into a loan agreement dated February 15,1995 ("Prior Loan Agreement") and the promissory notes and security documents referred to therein ("Prior Loan Documents"). Borrower has requested NationsBank to modify and amend the Prior Loan Agreement, to increase the amount of Borrower's revolving line of credit and to extend the maturity of the promissory notes referred to therein. Borrower and NationsBank have agreed to amend and restate said Prior Loan Agreement on the terms and conditions set forth herein.

     NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties do hereby agree and act as follows:

                                      I.

                                     LOANS

     1.1 Revolving Line of Credit. NationsBank agrees to establish a revolving line of credit for loans to be made to Borrower and letters of credit to be issued at the request of Borrower, which shall be evidenced by the promissory note maturing April 30, 1997 which is attached as Exhibit A, to which reference is here made for all purposes ("Revolving Note"). The total amount of all loans and letters of credit outstanding under the Revolving Note may vary from time to time, but shall not exceed in the aggregate at any one time the lesser of (a) $2,000,000 or (b) the sum of (i) 80% of Borrower's Eligible Accounts Receivable, and (ii) the lesser of $1,000,000 or 50% of Borrower's Eligible Inventory. For purposes of this calculation only, Borrower's "Eligible Accounts Receivable" shall mean those accounts receivable for services actually performed and/or goods actually sold and delivered, which are invoiced and owing to Borrower, other than (1) receivables from Borrower's officers, directors, employees, stockholders or affiliates, (2) receivables that are subject to offset or credit, (3) receivables from customers which NationsBank has determined, in its sole discretion, not to be credit-worthy,
(4) receivables that are contingent or are disputed by customers, and (5) receivables from customers where at least 10% of one or more invoices is more than 60 days past the date of original invoice (or 120 days if the invoice is secured by a letter of credit). Also, for purposes of this calculation only, "Eligible Inventory" shall mean Borrower's inventory, valued at the lower of cost or fair market value, excluding (i) items which are not actually in Borrower's possession (unless the goods are in transit and the title documents are in the possession of NationsBank) and paid for, (ii) work in progress,
(iii) inventory which is consigned to others for sale and (iv) inventory which is obsolete.

     1.2. Borrowing Base Compliance. Borrower agrees to deliver to NationsBank a Borrowing Base Certificate in the form attached as Exhibit B, stating the information set forth therein as of the date thereof, (a) upon each request for an advance on the Revolving Note and (b) 20 days after the end of each month, showing the information as of the last day of the preceding month. If the total amount of all loans (including any letter of credit obligations) outstanding under the Revolving Note exceeds the amount authorized, Borrower agrees that it will promptly (1) pay NationsBank an amount sufficient to reduce the outstanding balance on the Revolving Note to an amount which does not exceed the authorized amount, or (2) increase the amount of assets in the Borrowing Base calculation to the extent necessary to increase the authorized amount above the total aggregate amount of all loans and letter of credit obligations outstanding under the Revolving Note at such time.

     1.3. Letter of Credit Obligations. NationsBank agrees to issue its irrevocable standby letters of credit under the Revolving Note as requested by Borrower, for a fee of 2.0% of the amount of the credit per annum, with a minimum charge of $300 plus NationsBank's standard charges for amendments, telex, document review and other charges for each letter of credit issued, upon receipt of Borrower's Application and Agreement for Irrevocable Letter of Credit and a current Borrowing Base Certificate. Borrower's obligations to reimburse NationsBank for funds drawn against said letters of credit shall be considered as loans for all purposes under the Revolving Note from and after the date of issuance.

     1.4. Commitment Fee. In consideration for NationsBank's commitment to maintain $2,000,000 available for advances under the Revolving Note, Borrower agrees to pay NationsBank a Commitment Fee of 0.25% per annum on the difference between the Requested Availability Amount and the average amount of the advances (including unfunded letter of credit obligations) made during the preceding quarter, calculated and invoiced to Borrower following each March 31, June 30, September 30 and December 31, which shall be due and payable upon receipt. Borrower's Requested Availability Amount shall be (a) $2,000,000 or
(b) if such a letter is given, any lesser amount stated by Borrower in letter delivered to NationsBank at least ten days prior to each March 31, June 30, September 30 or December 31 stating a maximum amount to be available for loans and letters of credit to be outstanding under the Revolving Note during the next succeeding quarter and, until a subsequent letter is given, all successive quarters thereafter. Borrower shall not be entitled to borrow funds or obtain letters of credit which, with all previously outstanding loans and letters of credit outstanding at that time, exceed the Requested Availability Amount as so designated. The Requested Availability Amount may be increased by Borrower during such quarter, but in that event the Commitment Fee shall be calculated on the basis of the higher Requested Availability Amount for the entire quarter times 110%.

     1.5. Term Loan. NationsBank is the owner of a promissory note dated June 27, 1988 from Borrower to Corpus Christi National Bank in the original principal amount of $750,000, which has been modified by Modifications of Promissory Note dated June 1, 1989 and November 30, 1990. NationsBank agrees to renew the present principal balance of said note as set forth in the modification of note which is attached as Exhibit C, to which reference is here made for all purposes ("Term Note").

     1.6. Novation. Nothing in this Loan Agreement shall be understood or construed to be a satisfaction, discharge or release of any prior promissory note from Borrower to NationsBank. The terms and provisions of all prior promissory notes and security documents shall remain in full force and effect, except for the real estate, equipment and prior collateral being released by NationsBank. Borrower and NationsBank represent that it is their intention to modify and extend Borrower's prior promissory notes to NationsBank, and this Loan Agreement and the documents referred to herein do not constitute and shall not be construed as a novation of any prior promissory note or other security document.

     1.7. Loans. The provisions of this Loan Agreement shall apply to the Revolving Note and the Term Note, to any extensions and renewals thereof, and to any other loans which may hereafter be made to Borrower by NationsBank. Said loans (including the letter of credit obligations) are collectively referred to as "Loans", and each separately as a "Loan", herein. The promissory notes which are attached as Exhibits A and C and all other promissory notes from Borrower to NationsBank are collectively referred to as "Notes", and each separately as a "Note", herein.

     1.8. No Obligation to Renew. NationsBank shall not be obligated to renew or extend the time for payment of any Note beyond the maturity date stated therein. If a Note is not renewed at maturity, Borrower will be required to pay the obligation out of other assets, or will be required to find another lender who is willing to refinance the debt. Any refinancing will be at the then prevailing market rate, which may be higher than the current rate. Also, there is no guaranty that the obligation can be refinanced on any basis. If a Note is refinanced or renewed, Borrower may also be required to pay additional closing costs, or be required to provide additional collateral and/or a current appraisal, survey, title policy or other supporting data on the existing Collateral.

                                      II.

                                   SECURITY

     2.1. Collateral. Payment of the Loans shall be secured by the following ("Collateral"):

              (a) A first and prior security interest in all inventory, accounts (accounts receivable), instruments, chattel paper, general intangibles, contract rights, documents and insurance proceeds on Collateral, now or hereafter owned by or owing to Borrower, and all proceeds thereof;

              (b) A first and prior deed of trust lien against Lots 9, 10, 11 and 12, Block 10, Beach Portion, a Subdivision of the City of Corpus Christi, Nueces County, Texas, described in that Deed of Trust dated June 27, 1988, from Borrower to Bickford Shaw, Trustee, which is recorded at Volume 2272 Page 312, Deed of Trust Records of Nueces County, Texas, together with all improvements, personal property, fixtures and insurance thereon and appurtenances thereto ("Real Property");

              (c) A security interest in and right of set off against all funds in any deposit, savings or other accounts in the name of Borrower at NationsBank; and

              (d) Any other collateral which may be given to NationsBank at any time.

     2.2. Security Documents. Borrower agrees that it will sign and deliver to NationsBank all documents required by NationsBank in order to establish and perfect the security interests, liens and collateral assignments provided for herein (which, together with any previously signed documents, are collectively referred to as "Security Documents" herein), and in order to accomplish any other purpose required by this Loan Agreement.

                                     III.

                         REPRESENTATIONS & WARRANTIES

     Borrower represents and warrants to NationsBank, to induce NationsBank to make and extend the Loans, the following:

     3.1. Organization. Borrower is a corporation which is duly organized, validly existing and in good standing under the laws of the State of Delaware, and is duly licensed, qualified and in good standing as a foreign corporation authorized to do business in any other jurisdiction where, because of the nature of its activities or properties, such license or qualification is required.

     3.2. Authorization. The execution and delivery of this Loan Agreement, the Notes and the Security Documents have been duly authorized by all necessary corporate action and do not contravene or conflict with Borrower's corporate charter or bylaws.

     3.3. Validity. This Loan Agreement, the Notes and Security Documents are legal, valid and binding obligations of Borrower which are enforceable against it in accordance with their respective terms.

     3.4. Financial and Other Statements. All financial statements of Borrower which have been furnished to NationsBank are correct and complete in all respects, and accurately represent the financial condition of Borrower on the dates thereof or for the periods specified therein, and were prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods involved. No material adverse change has occurred since the date of the latest of each such financial statement. No financial statement nor any other written document which has been furnished to NationsBank by or on behalf of Borrower states any fact which is materially incorrect, or fails to state a fact which is necessary in order to make the statements which were made not misleading.

     3.5. Litigation and Contingent Liabilities. No litigation, arbitration proceedings or governmental or regulatory proceedings are pending or threatened against Borrower which, if adversely determined, would be likely to adversely affect their financial condition, or would be likely to adversely affect the legality, validity or enforceability of this Loan Agreement, the Notes or Security Documents. Borrower has no contingent liabilities or forward commitments which are not disclosed in the financial statements.

     3.6. Title and Liens. Borrower has good title to all of the Collateral. None of the Collateral is subject to any mortgage, pledge, title retention, offset or other lien, encumbrance or security interest, except (a) security interests and liens described herein in favor of NationsBank, (b) liens for current taxes and similar charges which are not delinquent or are being contested in good faith and by appropriate proceedings and (c) purchase money security interests in specific items of equipment.

     3.7. Employee Benefit Plans. Borrower has not established any employee benefit plan that has engaged in any "prohibited transaction" as that term is defined in Section 4975 of the Internal Revenue Code of 1986 as amended ("Tax Code") or Section 406 of the Employee Retirement Income Security Act of 1974 as amended ("ERISA"), which could subject such plans to the tax on prohibited transactions imposed by said Section 4975 of the Tax Code or a penalty under Section 502(i) of ERISA. No reportable event (as defined in Title IV of ERISA) which would result in liability to the Pension Benefit Guarantee Corporation has occurred and is continuing with respect to any such employee benefit plan. No employee benefit plan has incurred any "accumulated funding deficiency" as such term is defined in Section 302 of ERISA, since the effective date thereof.

     3.8. Tying. None of the Loans were conditioned upon or subject to the requirement that Borrower or any other person obtain additional credit, property or services from NationsBank, provide additional credit, property or services to NationsBank, or not obtain some other credit, property or service from a competitor of NationsBank.

     3.9. Hazardous Substances. The Real Property is free from contamination by all toxic and hazardous wastes, pollutants and other hazardous, toxic and chemical substances, including without limitation asbestos, PBC's, petroleum products and by-products, and substances defined or listed as hazardous or toxic substances or similarly identified in or pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended, 42 U.S.C. Section 9601 et seq., the Hazardous Materials Transportation Act, 47 U.S.C. Section 1802 et seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901 et seq., the Toxic Substance Control Act of 1976 as amended, 15 U.S.C. Section 2601 et seq., the Federal Insecticide, Fungicide and Rodenticide Act, 7 U.S.C. Section 135 et seq., the Rivers and Harbors Act, 33 U.S.C. Section 401 et seq., the Clean Water Act as amended, 33 U.S.C. Section 1251 et seq., the Clean Air Act as amended, 42 U.S.C. Section 7401, et seq. and any other hazardous or toxic substance, chemical or pollutant regulated under any other applicable federal, state or local environmental law (collectively "Hazardous Substances"). Borrower will not use or permit any other person to use Hazardous Substances at any of Borrower's places of business except such substances as are incidental to Borrower's normal course of business, in which event said substances shall be handled and disposed of in full compliance with all applicable environmental laws. NationsBank shall have no right to participate in the management of any facility, nor affect any decision of Borrower with respect to the use and disposal of Hazardous Substances.

     3.10. Criminal Activities. Borrower represents that none of the Collateral was acquired with the proceeds of illegal controlled substance transfers, and that none of the Collateral has been used or is now being used to facilitate the manufacture or distribution of controlled substances in violation of the Drug Abuse Prevention and Control Act of 1970, 21 U.S.C.
Section 801 et seq., the Racketeering Influenced and Corrupt Organizations Act, 18 U.S.C. Section 1961 et seq., or Article 5901 et seq. of the Texas Code of Criminal Procedure.

     3.11. Permits and Agreements. Borrower is in compliance with all legal requirements applicable to its businesses and operations, and has all permits and licenses necessary for the normal operation of its businesses.

     3.12. No Impediment. Neither Borrower nor any of the Collateral, are presently affected by any fire, explosion, accident, strike, lockout or other labor dispute, hurricane, tornado, earthquake, embargo, act of God or of the public enemy or any other casualty which adversely affects their respective business operations or the Collateral.

     3.13. Other Agreements. Borrower is not a party to any indenture, loan or credit agreement or other restriction which would adversely affect the normal operation of Borrower's business, or which would prohibit or restrict any obligation contained in this Loan Agreement.

     3.14. Good Faith. All information, reports, documents, projections and other data furnished to NationsBank in connection with the negotiation of the Loans were furnished in good faith, with Borrower's belief in the accuracy thereof.

     3.15. No Default. Borrower is not in default under, and no condition exists that with notice or lapse of time would constitute a default under: (a) any mortgage, indenture, loan or credit agreement or other agreement or instrument evidencing indebtedness for borrowed money to which Borrower is a party or by which Borrower is bound or to which any of Borrower's properties or assets are subject, other than that owing to the holders of Subordinated Debt which is currently in default but which default will be cured by December 31, 1995 and for which the Subordinated Debt holders have waived their rights; (b) any order, judgment or decree of any governmental authority; or (c) any other agreement, contract, lease, license or other instrument, which default or potential default might reasonably be expected to have a material adverse effect.

     3.16. Use of Proceeds; No Representations by NationsBank. All proceeds of the Loans have been or will be used solely for business purposes. Borrower solicited the Loans from NationsBank, and utilized or will utilize the proceeds of said Loans for such purposes as Borrower has determined in its sole business judgment. No representation, statement, suggestion, recommendations or advice of any kind, nature or description has been made by NationsBank to Borrower, and if any representation, statement, suggestion, recommendation or advice were given by NationsBank, now or hereafter, it was not, and will not be, relied upon by Borrower.

                                      IV.

                                   COVENANTS

     Until the Loans are repaid, Borrower covenants and agrees with NationsBank as follows:

     4.1. Loan Payment. Borrower agrees that it will pay or cause to be paid when due the principal and interest on the Notes, without deduction by reason of any defense, setoff or counterclaim of any kind, nature or description whatsoever, and that Borrower will punctually perform all of its obligations under this Loan Agreement and the Security Documents.

     4.2. Books and Records. Borrower agrees to keep books and records which are full, true and correct records of all business transactions made by it, in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods involved, except for changes in such accounting principles which are required or permitted by applicable accounting authorities and concurred in by Borrower's independent accountants.

     4.3. Annual Financial Statements. Borrower agrees to furnish NationsBank, (a) within 90 days after the close of each fiscal year, with a copy of (i) Borrower's annual financial statements, audited by an independent certified public accountant or accounting firm selected by Borrower and satisfactory to NationsBank, which financial statements shall include balance sheets as of the end of the year and profit and loss statements reflecting operations during the year, including statements of financial condition, income, cash flows and changes in shareholders' equity, all of which shall be in reasonable detail and shall set forth comparable figures for the preceding year, (ii) Borrower's annual report to its shareholders and (iii) the independent auditor's letter to Borrower's board of directors, (b) within 60 days after the close of each fiscal year, with copies of Borrower's pro forma balance sheet, income statement and cash flow statement for the next year and with a listing of all of Borrower's accounts receivable parties showing each customer's name, address, telephone number and contact person, and (c) with copies of their federal income tax returns within 10 days after filing the same.

     4.4. Monthly and Periodic Financial Statements and Compliance Certificates. Borrower agrees to furnish NationsBank, within 20 days after the end of each month, with a copy of Borrower's monthly financial statements, certified by the president or chief financial officer of Borrower, which financial statements shall include (a) balance sheets as of the end of the month, (b) profit and loss statements reflecting operations during the month,
(c) a listing of the inventory in Borrower's possession at the end of the month, showing the product description, quantities and value at the lower of cost or market and (d) an aged list of accounts receivable owed to Borrower at the end of the month. In addition, Borrower also agrees to furnish NationsBank, within 45 days after each March 31, June 30 and September 30, and within 90 days after each December 31, with (i) a Compliance Certificate, completed and with supporting data, in the form which is attached as Exhibit D,
(ii) with a copy of Borrower's quarterly report to its shareholders and (iii) a copy of Borrower's 10-Q report filed with the Securities and Exchange Commission. In addition, Borrower further agrees to furnish NationsBank with copies of each press release issued by Borrower, within 48 hours of the date of issue.

     4.5. Notice of Default or Litigation. Borrower agrees to promptly notify NationsBank in writing of (a) the institution of or any adverse determination in any litigation, arbitration or governmental proceeding filed by or against Borrower, (b) the occurrence of any event which would constitute an Event of Default under this Loan Agreement, (c) any uninsured or partially uninsured loss through fire, theft, liability or property damage, and (d) any condition, event or act that would or might adversely affect Borrower's financial condition or operations, the Collateral or NationsBank's rights under the Loan Agreement, Notes, or Security Documents, describing the same and the steps being taken with respect thereto.

     4.6. Inspections. NationsBank and any independent third parties designated by NationsBank are authorized to visit and inspect the Collateral and the business operations of Borrower, to examine the books and records of Borrower and to discuss the affairs, finances and accounts of Borrower with its officers, accountants and representatives at such times and intervals and to such extent as NationsBank may desire.

     4.7. Insurance. Borrower agrees that it will maintain insurance with responsible insurance companies in such amounts and against such risks as are customarily maintained by similar businesses operating in Corpus Christi, Texas, specifically including fire and extended coverage insurance covering the Real Property, workers' compensation insurance (or its equivalent) and liability insurance, all to be with such companies and in such amounts as are satisfactory to NationsBank with respect to insurance on the Collateral, containing a mortgagee clause naming NationsBank as a loss payee, as an additional insured, or as its interest may appear (as applicable), and providing for at least 30 days' prior notice to NationsBank of any cancellation thereof. Satisfactory evidence of such insurance shall be supplied to NationsBank at least 30 days prior to each policy renewal. Borrower agrees that it will use its best efforts to expeditiously collect all insurance proceeds.

     4.8. Taxes and Liabilities. Borrower agrees to pay all income, franchise, unemployment, withholding, social security, ad valorem, sales and other taxes and assessments, all insurance premiums and all other liabilities, as they become due, except as contested in good faith and by appropriate proceedings.

     4.9. Transactions With Shareholders. Borrower will not purchase or redeem any shares of its capital stock, declare or pay any dividends or make any distribution, loan or payment to any shareholder, except in the ordinary course of business including, specifically, the payment of interest to the holders of Subordinated Debt, without the prior written approval of NationsBank.

     4.10. Additional Debt, Capital Acquisitions. Borrower agrees that it will not incur, assume, guaranty or become contingently liable for the payment of any indebtedness or liability (including capitalized leases), other than (a) the Loans, (b) open account trade indebtednesses which are incurred in the ordinary course of business (which shall be paid when due), (c) existing indebtednesses disclosed to NationsBank in writing and acknowledged by NationsBank prior to the date hereof, (d) funds borrowed for the purpose of acquiring new equipment, and (e) tax obligations (which shall be paid when due). Borrower agrees that it will not expend any funds for capital acquisitions (i) in excess of $250,000 in the aggregate during 1995 and (ii) in excess of the lesser of $500,000 or a number which is equal to the prior year's annual depreciation and net profit less all scheduled principal payments on the Notes and all other loan obligations during 1996 and each successive year thereafter, without the prior written approval of NationsBank, whose consent shall not be unreasonably withheld.

     4.11. Liens. Borrower agrees that it will not create or permit to exist any security interest, pledge, title retention, lien or other encumbrance with respect to any of the Collateral, except for the liens permitted in Paragraph 3.6 hereof.

     4.12. Mergers, Acquisitions, Ownership and Management. Borrower agrees that it will not be a party to any merger, or sell all or any substantial part of its assets outside the ordinary course of business, or purchase or otherwise acquire all or substantially all of the assets or stock of any other company, partnership, joint venture or person, without the prior written approval of NationsBank. Borrower agrees to promptly notify NationsBank of any change in its management personnel.

     4.13. Loans to Unaffiliated Entities. Borrower agrees it will not lend funds to any one or more persons or entities in excess of $1,000 to any one individual.

     4.14. Repair and Maintenance; Licenses. Borrower agrees that it will maintain all of its tangible real and personal property in good condition and repair and make all necessary replacements thereof, and preserve and maintain all licenses, trademarks, privileges, franchises, certificates and the like necessary for the operation of its business.

     4.15. Contamination, Criminal Activities, Indemnification. Borrower agrees that it will keep the Real Property free from contamination by any Hazardous Substance. Borrower agrees that it will not purchase any Collateral with the proceeds from illegal controlled substance transfers, and that none of the Collateral will ever be used to facilitate the manufacture or distribution of controlled substances in violation of the Drug Abuse Prevention and Control Act of 1970, the Racketeering Influenced and Corrupt Organizations Act or
Article 5901 et seq. of the Texas Code of Criminal Procedure. Borrower further agrees to indemnify NationsBank and hold it harmless from and against, and to reimburse NationsBank for, any and all loss, claim, liability, damage, injunctive relief, injury to any person, property or natural resource, cost, expense, action or cause of action, arising in connection with the release or presence of any Hazardous Substance on, in, under or at any of the Real Property, whether foreseeable or unforeseeable, regardless of the source of such release or when such release occurred or such presence is discovered. The foregoing indemnity includes, without limitation, all costs of removal, remediation of any kind and disposal of such Hazardous Substances, all costs of determining whether the Real Property is in compliance and causing the Real Property to be in compliance with all applicable environmental laws, all costs associated with claims for damages to persons, property or natural resources, and NationsBank's attorneys' and consultants' fees and court costs.

     4.16. Existence, Compliance and Business Operations. Borrower agrees that it will maintain its existence, good standing and qualification to do business, and will comply with all laws, regulations and governmental requirements applicable to it or to any of its property, business operations and transactions. Borrower agrees that it will not change the general character of business as conducted on the date hereof, or engage in any type of business not reasonably related to its business as presently conducted.

     4.17. Working Capital. Borrower agrees that it will maintain a working capital (total current assets less total current liabilities) of not less than $3,000,000 at all times.

     4.18. Tangible Net Worth. Borrower agrees that it will maintain a tangible net worth of not less than $2,800,000 at all times. For purposes of this calculation, Borrower's tangible net worth shall mean all of Borrower's assets less any good will and other intangible assets, minus all of Borrower's liabilities (including Subordinated Debt).

     4.19. Ratio of Current Assets to Current Liabilities. Borrower agrees that it will maintain a ratio of current assets to current liabilities of not less than 1.5 to 1.0 at all times.

     4.20 Ratio of Total Debt to Capital Funds. Borrower agrees that it will maintain a ratio of total debt to capital funds of not more than 0.6 to
1.0 on each March 31, June 30, September 30 and December 31. For purposes of this calculation, Borrower's total debt shall mean all of its liabilities other than its Subordinated Debt, and Borrower's capital funds shall mean Borrower's net worth plus the outstanding balance of its Subordinated Debt.


     4.21. Fixed Charge Coverage. Borrower agrees that it will maintain a fixed charge coverage ratio of at least 1.5 to 1.0 on each March 31, June 30, September 30 and December 31 based on the four immediately preceding quarters.

For purposes of this calculation, Borrower's fixed charge coverage shall mean that ratio of Borrower's cash flow to Borrower's fixed charges. Borrower's cash flow shall include its net income after taxes on a book basis (a) plus (i) interest expense, (ii) depreciation and amortization, (iii) other non-cash expenses and (iv) lease expenses, (b) less gains on the sale of assets and cash dividends, and Borrower's fixed charges shall include all scheduled principal and interest payments on all promissory notes and capital lease obligations.

     4.22. Subordinated Debt. Borrower has issued convertible subordinated notes dated June 15, 1992, with amendments dated September 30, 1994 and February 28, 1995, totaling $5,000,000 ("Subordinated Debt") which require monthly interest payments at 10.5% per annum and quarterly principal payments totaling $500,000 beginning September 15, 1997. Borrower agrees that it will not modify, amend or otherwise change any term or provision of the Subordinated Debt, or prepay any principal or interest on the Subordinated Debt, without the prior written consent of NationsBank. Borrower agrees that it will not make any principal payment to the holder of any Subordinated Debt without the prior written consent of NationsBank. Borrower agrees that it will not make any interest payment to the holder of any Subordinated Debt following the occurrence of any uncured Event of Default under this Loan Agreement.

     4.23. Negative Pledge. Borrower agrees that it will not grant a security interest in any of its equipment or other personal property to any person or entity, except to the extent permitted in Paragraph 3.6 hereof, without prior written consent of Bank whose consent shall not be unreasonably held.

     4.24. Bank Accounts. Borrower agrees that it will maintain all bank accounts relating to its business operations at NationsBank, depositing all income into said accounts and paying all expenses out of said accounts, including all checking and savings accounts, certificates of deposit and other cash-equivalent investments, or, at Borrower's option, that Borrower will grant NationsBank a security interest in all checking and savings accounts, certificates of deposit and other cash-equivalent investments which are maintained at other financial institutions, to secure the payment of the Loans described herein.

     4.25. Costs and Expenses. Borrower agrees to reimburse NationsBank for all expenses incurred by it in connection with this Loan Agreement, the Notes and Security Documents, including but not limited to filing and recording expenses and attorney's fees. Borrower also agrees that it will furnish NationsBank with an endorsement to its current mortgagee's policy of title insurance in form satisfactory to NationsBank, insuring that its deed of trust lien against the Real Property constitutes a first and prior lien in favor of NationsBank, with no exceptions other than those approved by NationsBank. Borrower also agrees to furnish NationsBank, from time to time as reasonably requested by NationsBank to comply with regulatory requirements, with environmental audits and appraisals from qualified appraisers stating the fair market value of the Real Property.

                                      V.

                               EVENTS OF DEFAULT

     5.1. Events of Default. The occurrence of any one of the following events shall constitute an event of default ("Event of Default") by Borrower under this Loan Agreement:

              (a) Any failure to pay NationsBank any installment on any Note when due;

              (b) (1) Any failure of Borrower to pay, or any admission in writing of their inability to pay, any debt as it becomes due, (2) any consent to or acquiescence in the appointment of a trustee or receiver for all or part of the property of Borrower, (3) the making of a general assignment for the benefit of creditors by Borrower, (4) the filing of any petition for bankruptcy, reorganization or other proceedings for the arrangement of debt under any insolvency law by Borrower, (5) the institution of any act or proceeding for dissolution or liquidation by Borrower, or (6) the commencement of any proceeding against Borrower under the Bankruptcy Code, which proceeding is not dismissed within 60 days after filing;

              (c) Any failure of Borrower to comply with, or the occurrence of any act, omission or event which is in violation of, this Loan Agreement or any Note or Security Document;

              (d) Any warranty, representation or certification made to NationsBank by Borrower proves to have been incorrect, false or misleading in any material respect on the date made;

              (e) Any financial statement, Borrowing Base Certificate, Compliance Certificate, report, schedule or other information furnished to NationsBank by or on behalf of Borrower proves to have been incorrect, false or misleading in any material respect on the date made; and

              (f) Any judgment for the payment of money is entered against Borrower which remains unsatisfied and in effect, without a stay of execution pending appeal, for any period of 60 consecutive days.

     5.2. Effect of Default. Upon the occurrence of any Event of Default specified in Paragraph 5.1(a) hereof or upon the expiration of 30 days after notice to Borrower of the occurrence of any other Event of Default, NationsBank may refuse to make any further advances or issue any letters of credit on Borrower's behalf under the Revolving Note, and may (but is under no obligation

to), in its discretion, declare any one or more of the Notes to be immediately due and payable, and thereupon such Notes shall become due and payable, together with the interest which has accrued thereon through such date. NationsBank may take any action or proceeding at law or in equity which it deems advisable to collect and enforce the payment of the amounts owing to it. Each right, power and remedy granted to NationsBank herein, under any Security Document, or under applicable law, shall be cumulative, and shall be in addition to every other right, power and remedy which may now or hereafter be available to NationsBank, and each such right, power and remedy may be exercised by NationsBank from time to time and as often and in such order as may be deemed expedient to NationsBank. Borrower agrees to pay all expenses (including appraisal, environmental audit, expert and consultation fees), court costs and attorney's fees incurred by NationsBank in connection with collecting the Notes and/or curing any default arising hereunder.

     5.3. Borrower's Remedies. No claim may be asserted against NationsBank by Borrower unless NationsBank receives written notice from Borrower specifically describing the claim asserted within 120 days after Borrower discovered or could with the reasonable exercise of diligence have discovered the event or occurrence which gave rise to such claim.

                                      VI.

                              GENERAL PROVISIONS

     6.1. RELEASE. FOR VALUABLE CONSIDERATION RECEIVED TO THE FULL SATISFACTION OF BORROWER, BORROWER WAIVES AND RELEASES ANY AND ALL CAUSES OF ACTION AGAINST NATIONSBANK, ITS AGENTS AND EMPLOYEES, FOR ALL ACTS AND OMISSIONS WHICH HAVE OCCURRED PRIOR TO THE SIGNING OF THIS LOAN AGREEMENT, INCLUDING BUT NOT LIMITED TO ALL CAUSES OF ACTION FOR CLAIMS OF USURY, FRAUD, DECEIT, MISREPRESENTATION, CONSPIRACY, UNCONSCIONABILITY, DURESS, ECONOMIC DURESS, DEFAMATION, CONTROL, INTERFERENCE WITH CORPORATE GOVERNANCE, TORTIOUS INTERFERENCE WITH CONTRACTUAL AND BUSINESS RELATIONSHIPS, CONFLICTS OF INTEREST, CONCEALMENT, DISCLOSURE, SECRECY, MISUSE OF COLLATERAL, WRONGFUL RELEASE OF COLLATERAL, FAILURE TO INSPECT, ENVIRONMENTAL DUE DILIGENCE, NEGLIGENT LOAN PROCESSING AND ADMINISTRATION, WRONGFUL SETOFF, VIOLATIONS OF STATUTES AND REGULATIONS OF GOVERNMENTAL ENTITIES AND AGENCIES (BOTH CIVIL AND CRIMINAL), RACKETEERING ACTIVITIES, SECURITY AND ANTITRUST VIOLATIONS, TYING ARRANGEMENTS, DECEPTIVE TRADE PRACTICES (TO THE MAXIMUM EXTENT PERMITTED BY
LAW), AND BREACH OR ABUSE OF ANY ALLEGED FIDUCIARY DUTY, SPECIAL RELATIONSHIP, COURSE OF CONDUCT AND/OR OBLIGATION OF GOOD FAITH AND FAIR DEALING. NATIONSBANK AND BORROWER FURTHER AGREE TO LIMIT THEIR DAMAGES IN ALL CAUSES OF ACTION, INCLUDING CAUSES OF ACTION ARISING AFTER THE DATE HEREOF, TO EXCLUDE ALL (a) PUNITIVE AND EXEMPLARY DAMAGES, (b) DAMAGES ATTRIBUTABLE TO LOST PROFITS OR OPPORTUNITY, (c) DAMAGES ATTRIBUTABLE TO MENTAL ANGUISH AND (d)

DAMAGES ATTRIBUTABLE TO PAIN AND SUFFERING, AND THE PARTIES DO HEREBY WAIVE AND RELEASE ALL SUCH DAMAGES WITH RESPECT TO ANY AND ALL CAUSES OF ACTION WHICH MAY ARISE AT ANY TIME AGAINST ANY OTHER PARTY, THEIR AGENTS AND EMPLOYEES.

     6.2. ARBITRATION. ANY CONTROVERSY OR CLAIM BETWEEN OR AMONG THE PARTIES HERETO, INCLUDING BUT NOT LIMITED TO THOSE ARISING OUT OF OR RELATING TO THIS LOAN AGREEMENT, THE NOTES AND SECURITY DOCUMENTS, AND INCLUDING ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT (INCLUDING BUT NOT LIMITED TO THOSE TYPES OF TORTS ENUMERATED IN PARAGRAPH 6.1 HEREOF), SHALL BE DETERMINED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT OR, IF NOT APPLICABLE, THE TEXAS GENERAL ARBITRATION ACT AND THE TEXAS COMMON LAW, THE RULES OF PRACTICE AND PROCEDURE FOR THE ARBITRATION OF COMMERCIAL DISPUTES OF JUDICIAL ARBITRATION AND MEDIATION SERVICES, INC. ("J.A.M.S."), AND THE "SPECIAL RULES" SET FORTH BELOW. ALL PARTIES STIPULATE AND AGREE THAT THE CONTRACTS, TRANSACTIONS, TORTS, ACTS AND OMISSIONS REFERRED TO HEREIN "INVOLVE COMMERCE" WITHIN THE MEANING OF 9 U.S.C.A. SECTION 2. THE PROVISIONS OF THIS PARAGRAPH 6.2 SHALL BE IRREVOCABLE AND ARE ENFORCEABLE BY SPECIFIC PERFORMANCE. IN THE EVENT OF ANY INCONSISTENCY, THE SPECIAL RULES SHALL CONTROL. JUDGMENT UPON ANY ARBITRATION AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION.
ANY PARTY TO THIS LOAN AGREEMENT MAY BRING AN ACTION, INCLUDING A SUMMARY OR EXPEDITED PROCEEDING, TO COMPEL ARBITRATION OF ANY CONTROVERSY OR CLAIM TO WHICH THIS AGREEMENT APPLIES IN ANY COURT HAVING JURISDICTION OVER SUCH ACTION.

              (a) SPECIAL RULES. THE ARBITRATION SHALL BE CONDUCTED IN CORPUS CHRISTI, TEXAS, BY J.A.M.S., WHO WILL APPOINT AN ARBITRATOR; IF J.A.M.S. IS UNABLE OR LEGALLY PRECLUDED FROM ADMINISTERING THE ARBITRATION, THEN THE AMERICAN ARBITRATION ASSOCIATION WILL SERVE. ALL PARTIES AGREE TO MAINTAIN THE CONFIDENTIALITY OF THE PROCEEDINGS, ANY DISCOVERY AND ALL EVIDENCE PRESENTED. ALL ARBITRATION HEARINGS WILL BE COMMENCED WITHIN 90 DAYS AFTER THE DEMAND FOR ARBITRATION; FURTHER, THE ARBITRATOR SHALL ONLY, UPON A SHOWING OF CAUSE, BE PERMITTED TO EXTEND THE COMMENCEMENT OF SUCH HEARING FOR UP TO AN ADDITIONAL 60 DAYS.

              (b) RESERVATION OF RIGHTS. NOTHING IN THIS AGREEMENT SHALL BE DEEMED TO (i) LIMIT THE APPLICABILITY OF ANY OTHERWISE APPLICABLE STATUTES OF LIMITATION OR REPOSE AND ANY WAIVERS CONTAINED IN THIS AGREEMENT; OR (ii) BE A WAIVER BY NATIONSBANK OF THE PROTECTION AFFORDED TO IT BY 12 U.S.C. SEC. 91 OR ANY SUBSTANTIALLY EQUIVALENT STATE LAW; OR (iii) LIMIT THE RIGHT OF NATIONSBANK (a) TO EXERCISE SELF-HELP REMEDIES SUCH AS, BUT NOT LIMITED TO, SETOFF, OR (b) TO FORECLOSE AGAINST ANY REAL OR PERSONAL PROPERTY COLLATERAL, OR (c) TO OBTAIN FROM A COURT PROVISIONAL OR ANCILLARY REMEDIES SUCH AS, BUT NOT LIMITED TO, INJUNCTIVE RELIEF, WRIT OF POSSESSION OR THE APPOINTMENT OF A RECEIVER. NATIONSBANK MAY EXERCISE SUCH SELF-HELP RIGHTS, FORECLOSE UPON SUCH PROPERTY, OR OBTAIN SUCH PROVISIONAL OR ANCILLARY REMEDIES BEFORE, DURING OR

AFTER THE PENDENCY OF ANY ARBITRATION PROCEEDING BROUGHT PURSUANT TO THIS LOAN AGREEMENT. NEITHER THIS EXERCISE OF SELF-HELP REMEDIES NOR THE INSTITUTION OR MAINTENANCE OF AN ACTION FOR FORECLOSURE OR PROVISIONAL OR ANCILLARY REMEDIES SHALL CONSTITUTE A WAIVER OF THE RIGHT OF ANY PARTY, INCLUDING THE CLAIMANT IN ANY SUCH ACTION, TO ARBITRATE THE MERITS OF THE CONTROVERSY OR CLAIM OCCASIONING RESORT TO SUCH REMEDIES.

     6.3. INDEMNIFICATION. BORROWER HEREBY AGREES TO INDEMNIFY, DEFEND AND HOLD HARMLESS NATIONSBANK, ITS AGENTS AND EMPLOYEES, FROM AND AGAINST ALL CAUSES OF ACTION, LIABILITIES, OBLIGATIONS AND PENALTIES, INCLUDING REASONABLE ATTORNEYS' FEES, ACCRUING TO ANY THIRD PARTY, ARISING FROM OR IN ANY WAY RELATED TO ANY OF THE TRANSACTIONS CONTEMPLATED HEREBY, INCLUDING BUT NOT LIMITED TO (a) ACTUAL OR THREATENED DAMAGE TO THE ENVIRONMENT, AGENCY COSTS OF INVESTIGATION, PERSONAL INJURY OR DEATH OR PROPERTY DAMAGE, DUE TO A RELEASE OR ALLEGED RELEASE OF HAZARDOUS SUBSTANCES ARISING FROM BORROWER'S BUSINESS OPERATIONS OR PROPERTY, (b) FROM ANY USE, CONDITION OR OPERATION OF THE COLLATERAL OR BORROWER'S BUSINESS OPERATIONS, (c) FROM RESPONDING TO ANY SUBPOENA, (d) FROM ANY LITIGATION TO WHICH NATIONSBANK BECOMES A PARTY, (e) FROM ANY LAWFUL EXERCISE OF ITS RIGHTS BY NATIONSBANK UNDER THIS LOAN AGREEMENT, THE NOTES AND SECURITY DOCUMENTS.

     6.4. Waiver and Amendments. No delay on the part of NationsBank in the exercise of any right, power or remedy and no course of dealings with respect thereto shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or remedy preclude other or further exercise thereof or the exercise of any other right, power or remedy. No provision of this Loan Agreement shall be deemed to have been waived unless such waiver is in writing and signed by an officer of NationsBank. This Loan Agreement may not be modified or amended, except by written instrument signed by Borrower and NationsBank. This Loan Agreement, the Notes and Security Documents set forth the entire agreement of the parties and supersede all other promises, representations, understandings and agreements, oral or written, heretofore made with respect to this transaction.

     6.5. Relationship. The relationship of Borrower and NationsBank is that of borrower and lender only. No fiduciary or special relationship exists between the parties. Borrower represents that no imbalance of bargaining power exists between the parties. NationsBank shall never be deemed to control any management decision of Borrower. Borrower is not placing any special trust or confidence in its relationship with NationsBank.

     6.6. Captions and Pronouns, Accounting Terms. The captions appearing in this Loan Agreement are included only as a matter of convenience, and shall in no way limit or amplify or otherwise affect the construction of any provision hereof. The accounting terms which are used herein shall have the meanings accorded them by generally accepted accounting principles. Words of any gender shall be construed to include any other gender, words in the singular shall be construed to include the plural, and words in the plural shall be construed to include the singular, as the sense of the context requires.

     6.7. Notices. Any notice under this Loan Agreement, the Notes and Security Documents shall be in writing and, if delivered personally, by facsimile machine, telegram or telex, shall be deemed to have been given when sent, and if mailed shall be deemed to have been given three days after the date when sent by certified mail, postage prepaid and addressed to Borrower, or to NationsBank at the address shown by that party's signature.

     6.8. Conflict. The provisions of this Loan Agreement and the provisions of the Notes and Security Documents shall be construed to be consistent wherever possible; however in the event of a direct conflict in such provisions, the provisions of this Loan Agreement shall control.

     6.9. Partial Invalidity. Any provision of this Loan Agreement which is prohibited or unenforceable in any jurisdiction shall not be in effect to the extent of such prohibition or unenforceability in such jurisdiction only, without invalidating the remaining provisions hereof in that jurisdiction or affecting the validity or enforceability of that provision in all other jurisdictions.

     6.10. Non-Applicability of Chapter 15, Texas Credit Code. The provisions of Chapter 15 of the Texas Credit Code, Article 5069-15, Texas Revised Civil Statutes, are specifically declared by the parties not to be applicable to this Loan Agreement, the Notes and Security Documents.

     6.11. Texas Law. The Loan Agreement, Notes and Security Documents shall be deemed contracts made in, and shall be construed under, the laws of the State of Texas. All disputes, claims, demands, actions, causes of actions, suits or proceedings between the parties shall be enforced in accordance with and governed by the laws of the State of Texas and, if applicable, the United States of America, except that, with respect to the creation, perfection and enforcement of liens and security interests in Collateral, the law of the state in which such Collateral is located shall govern.

     6.12. Mandatory Exclusive Venue; Choice of Forum. All disputes, claims, demands, actions, causes of action, suits or proceedings between the parties shall be adjudicated, litigated, heard or tried, if at all, exclusively in the state courts of Nueces County, Texas or the United States District Court for the Southern District of Texas, Corpus Christi Division. Nueces County, Texas shall be the mandatory, exclusive place for the adjudication, litigation, hearing or trial of any matter between the parties. NationsBank and Borrower hereby irrevocably waive any right to have any such dispute, claim, demand, action, cause of action, suit or proceeding adjudicated, litigated or heard or tried in any place other than Nueces County, Texas.

     6.13. Waiver of Jury. NationsBank and Borrower irrevocably waive their right to a trial by jury in any claim or cause of action against the other, including but not limited to claims for usury and claims based on or arising from an alleged tort (including but not limited to those types of torts enumerated in Paragraph 6.1 hereof). Such matters shall be decided by a judge, without a jury.

     6.14. Personal Jurisdiction. NationsBank and Borrower hereby irrevocably submit themselves to the personal jurisdiction of the state and federal courts located in Nueces County, Texas.

     6.15. Set Off. NationsBank shall be entitled to set off and apply against the outstanding principal balance and accrued interest on the Notes any and all funds deposited by Borrower with NationsBank, whether general or special, demand or time, provisional or final, whether or not the Note is then due, provided that an Event of Default has occurred and is continuing at the time of such set off.

     6.16. Maximum Interest. It is the intention of the parties to conform strictly to applicable usury laws as presently in effect. Accordingly, if any transaction contemplated hereby would be usurious under applicable law (including the laws of the United States of America), then in that event, notwithstanding anything to the contrary in the Notes or any other agreement entered into by the parties, it is agreed that the aggregate of all interest that is contracted for, charged or received by NationsBank shall in no circumstance exceed the maximum amount of interest allowed by applicable law, and any excess shall be credited to the principal amount of the Notes as of the date received, or if the principal amount of the Notes has been paid in full, such excess shall be promptly refunded to the party paying the same, and neither Borrower nor any other person shall be obligated to pay the amount of any interest which is in excess of the maximum interest permitted by the applicable usury laws, and the effective rate of interest shall ipso facto be reduced to the highest lawful rate which a national bank would be authorized to charge Borrower for this type of loan in Texas ("Maximum Lawful Rate"). All sums paid or agreed to be paid to NationsBank for the use, forbearance and detention of the money loaned to Borrower shall, to the extent permitted by applicable law, be amortized, pro rated, allocated and spread throughout the full term of the Notes until payment in full, so that the actual rate of interest does not exceed the Maximum Lawful Rate in effect at any particular time during the full term thereof.

     6.17. Successors and Assigns; Continuation. This Loan Agreement shall be binding upon Borrower and NationsBank and their respective successors and assigns, and shall inure to the benefit of Borrower and NationsBank and their respective successors and assigns. The provisions of this Loan Agreement shall survive the payment of the Notes, and shall remain fully effective until terminated by written agreement among the parties.

     6.18. THIS WRITTEN LOAN AGREEMENT, THE NOTES AND SECURITY DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     Dated:  August 31, 1995.


                            BORROWER:

                            HITOX CORPORATION OF AMERICA
                            418 Peoples Street
                            Corpus Christi, Texas 78401
                            P.O. Box 2544
                            Corpus Christi, Texas 78403



                            By:   THOMAS A. LANDSHOF
                               ------------------------
                                 Thomas A. Landshof
                                 President and CEO


                            NATIONSBANK:

                            NATIONSBANK OF TEXAS, N.A.
                            Corpus Christi Downtown Banking Center
                            500 North Shoreline
                            Corpus Christi, Texas 78471



                            By:   JAMES W. HOOSE, JR.
                               ------------------------
                                 James W. Hoose, Jr.
                                 Vice President

                   Hitox Corporation of America and Subsidiaries                     Exhibit 11
                      Computation of Earnings Per Share (EPS)
                      (in thousands, except per share amounts)
                                    (Unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                               ----------------------       ----------------------
                                                 1995         1994            1995         1994
                                               ---------    ---------       ---------    ---------
WEIGHTED AVERAGE SHARES OUTSTANDING
  Common Stock                                     3,657        3,657           3,657        3,657
  Common Stock Equivalents, assumed exercise
    of stock options and warrants (Treasury
    Stock Method at average market value)            143            2              79            1
                                               ---------    ---------       ---------    ---------
      Total for Primary EPS                        3,800        3,659           3,736        3,658

  Other potentially dilutive securities,
    assumed conversion of 10.5% convertible
    subordinate redeemable debentures into
    556 shares of common stock                       ---          556             ---          556

  Assumed exercise of stock options and
    warrants (Treasury Stock Method at
    greater of average or end of period
    market value)                                     49          ---              73          ---
                                               ---------    ---------       ---------    ---------
      Total for Fully Diluted EPS                  3,849        4,215           3,809        4,214

INCOME (LOSS)

  Income (loss) for primary EPS:
    Net income (loss)                          $     202    $  (3,049)      $     581    $  (3,503)

  Income (loss) for fully diluted EPS:
    Net income (loss)                                202       (3,049)            581       (3,503)
    Interest, net of income taxes on 10.5%
      convertible subordinate debentures             ---           92             ---          266
    Amortization of loan origination fees,
      net of taxes                                   ---           10             ---           29
                                               ---------    ---------       ---------    ---------
    Net income (loss) for fully diluted EPS    $     202    $  (2,947)      $     581    $  (3,208)


INCOME (LOSS) PER SHARE
  Primary                                      $    0.05    $   (0.83)      $    0.16    $   (0.96)
  Fully Diluted                                     0.05        (0.70)<F2>       0.15        (0.76)<F2>
--------------------------------------------

<F2>
Antidilutive