Form 10KSB
period 1995-12-31
HITOX CORPORATION OF AMERICA
filed 1996-03-25
CIK 842295

FORM 10-KSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
  [X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

  [  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

Commission File Number 0-17321
                         HITOX CORPORATION OF AMERICA
                (Name of small business issuer in its charter)
         Delaware                              74-2081929
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)
         Furman Plaza Building                          78401
418 Peoples Street, Corpus Christi, Texas             (Zip Code)
(Address of principal executive offices)

                   Issuer's telephone number: (512) 882-5175
         Securities registered under Section 12(b) of the Act:  None.

             Securities registered under section 12(g) of the Act:
                         Common Stock, $0.25 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X   No
                                     ---     ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $10,953,992

State the aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 20, 1996, computed by reference to the closing sale price of the registrant's Common Stock on NASDAQ system on such date: $6,840,621.

Number of shares of the registrant's Common Stock outstanding as of February 20, 1996
                                   3,657,487

                     Documents incorporated by reference:

1. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held May 7, 1996, are incorporated by reference into Part III of this report.
2. Certain portions of the registrant's S-1 registration statement (File No. 33-25354) exhibits are incorporated by reference into Part IV of this report.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                                    PART I

Item 1.  Description of Business

GENERAL

     Hitox Corporation of America ("Hitox" or the "Company") is a specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments and pigment extenders used in the manufacture of paints, industrial coatings and plastics. The Company's principal product, HITOX (Registered trademark) (high grade titanium dioxide), is a unique color pigment with a high titanium dioxide content. Titanium dioxide is the primary pigment used by manufacturers of paints, plastics and paper to impart opacity and durability to the finished product. Hitox enjoys a unique marketing niche as a lower cost, high quality, buff color pigment that can replace some of the other color pigments and some or all of the white titanium dioxide in customer's formulations, providing significant cost savings. HITOX is chemically inert and non-toxic. HITOX accounted for 78.9% and 74.7% of net sales in 1995 and 1994, respectively. The Company's strategy includes offering additional products to its HITOX customers. To this end, Hitox also manufactures and sells a line of barium sulfate pigment extenders under the brand name BARTEX (Registered trademark), alumina trihydrate under the name HALTEX(Registered trademark) which is a filler used in plastics for its flame retardant properties, and sells iron oxide pigments under the name OSO(Registered trademark) which are used in primers, color concentrates and other specialty coatings for its color properties. The Company manufactures HITOX, BARTEX and HALTEX at its manufacturing facility located in Corpus Christi, Texas, U.S.A.

     The Company's products are currently marketed in the United States and in approximately 35 other countries. The Company sells its products through a network of direct sales representatives employed by the Company and independent stocking distributors in the United States, as well as distributors and agents overseas. The Company's sales representatives sell directly to end users and provide marketing support and guidance for the Company's independent distribution network. The Company has historically relied on an independent distributor network to sell its products, supported by an in-house sales staff.

     The Company was organized by Benilite Corporation of America ("Benilite") in 1973. Benilite, which was incorporated in Delaware in 1969, developed the then patented "Benilite process" for producing synthetic rutile ("SR"), the principal ingredient used in the manufacture of HITOX, from ilmenite ore. Benilite licensed and helped design several synthetic rutile plants located throughout the world which utilize this process (including a plant located in Ipoh, Malaysia, which until September 21, 1994, was owned by the Company, as discussed below). Benilite concluded that synthetic rutile produced by the Benilite process could be further processed into a buff-colored titanium dioxide pigment having many of the characteristics of standard white titanium dioxide at a significant cost savings. These efforts by Benilite were the beginning of the Company's business. In 1980, the subsidiary of Benilite engaged in the development of HITOX was spun off by Benilite to its shareholders. In December 1988, the Company became a publicly-owned company after completing a public offering of 1.38 million shares of its common stock.

     The proceeds of the public offering in 1988 were used to purchase, refurbish and operate a Malaysian synthetic rutile plant located in Ipoh, Malaysia (the "Plant"). The Plant is owned and operated by Malaysian Titanium Corporation Sdn. Bhd. ("MT"). The Company held a majority ownership position in MT until September 21, 1994, when it sold its entire 78.27% ownership interest to its minority partner, Airtrust International Corporation ("Airtrust") who simultaneously sold a majority interest to a Malaysian company. The Company had acquired and refurbished the Plant in an attempt to procure a long term, reliable, reasonably priced source of synthetic rutile, the vital raw material for producing HITOX pigment. Though the effort to refurbish the Plant was successful, the Plant output exceeded the Company's needs for synthetic rutile to produce HITOX pigment. The financial burden of supporting MT was not sustainable and the Company was forced to sell MT and recorded a loss on the sale in 1994. As part of the sale transaction, the Company entered into a supply agreement with MT, under which MT continues to provide the Company with its vital raw material.

     Until September 30, 1994, the Company owned Fluid Minerals Espanola, S.A. ("FME"), a Spanish company which owns a manufacturing facility in Bunuel, Spain. While the Spanish facility is capable of producing HITOX for sale in the European market, the expected sales of HITOX in Europe did not materialize in 1992 or 1993, and by mid-1993, HITOX production was suspended at the plant in Bunuel. During 1993 and continuing into 1994, the Company attempted to sell FME, but was unable to find a buyer. On September 30, 1994, the Company sold all of the Company's shares of FME to Richard L. Bowers, the Company's former Chairman of the Board, President and Chief Executive Officer, to relieve the Company from the continuing burden of supporting FME. As part of the transaction, the Company signed a license agreement with FME permitting the manufacture and sale of HITOX in Europe. The agreement provides, among other things, for the payment of a royalty by FME to the Company which is a graduated percentage of net revenues from HITOX pigment sold by FME, based on the quantity of those sales.

     The sale of the Company's two foreign operating subsidiaries, FME and MT, resulted in a loss of $3,022,521, which was recorded in the third quarter of 1994. All third party liabilities remained the responsibility of FME and MT. The Company's financial performance for 1995 was positively impacted by the sale of the foreign subsidiaries in 1994, and the Company recorded its first annual profit since 1990.

     The Company infused new leadership through selection of a new President and Chairman of the Board. Thomas A. Landshof was elected as President and Chief Executive Officer of the Company on August 3, 1994, and serves on the Board of Directors. Mr. Landshof has over 30 years of experience in the pigments and coatings field. William B. Hayes was elected Chairman of the Board on September 30, 1994. Mr. Hayes has over 30 years experience in titanium dioxide pigments and has been a director of the Company since 1990.

RAW MATERIALS

     Titanium dioxide pigment can be produced using ilmenite, natural rutile or synthetic rutile and titanium slag. Ilmenite is a black material found in natural mineral deposits and typically has a titanium dioxide content ranging from 44% to 60%. Ilmenite is found throughout the world, including China,

India, Australia and North America. In Malaysia, ilmenite is recovered incidental to tin mining. Synthetic rutile is produced from ilmenite and typically has a titanium dioxide content ranging from 92% to 95%. There are ample sources of ilmenite and several producers of synthetic rutile worldwide. Natural rutile, a mineral with a titanium dioxide content in the range of 95%, is less prevalent than ilmenite and existing reserves are being depleted.

     HITOX, a light buff-colored titanium dioxide pigment, is made from synthetic rutile. Historically, the Company purchased its synthetic rutile from third-party manufacturers. While synthetic rutile is a near-commodity product in some respects and is readily available, there were only three plants in the world which produced synthetic rutile of a quality suitable for the manufacture of HITOX. In the late 1980's, only one of these producers was willing or able to supply this critical material to the Company in adequate quantities. The producer, located in India, significantly increased the price beginning in 1989 at which it sold synthetic rutile to the Company and was unable to meet consistent quality standards required by the Company for the manufacture of HITOX.

     Faced with increasing problems in procuring synthetic rutile at reasonable prices, the Company began exploring alternative means to supply this vital raw material. The decision was made to acquire a plant to produce synthetic rutile. The Company raised approximately $10 million in an initial public offering in December 1988. Proceeds from the offering, cash flow generated by the business and bank borrowings were used, together with a $1.3 million contribution from the Company's minority partner, Airtrust, to purchase and refurbish the Plant owned by MT as discussed above.

     The Plant had been licensed by the Company's predecessor, Benilite, and some members of the Company's former management were involved in its design and commissioning in the mid 1970's. The major portion of the refurbishment of this plant was completed by December 1990 at a cost of $11.6 million. Test operations began at that time and commercial operation began in September, 1991. The Plant has a design capacity of 50,000 metric tons of synthetic rutile per year. Since restarting in January of 1991, the Plant has produced a total of approximately 36,000 metric tons through September 30, 1994. Production had primarily been scheduled based on the needs of the Company for synthetic rutile. Efforts to sell synthetic rutile profitably to third parties were not successful because of a world oversupply and low market prices. MT generated significant losses since the Plant was restarted in 1991 until it was divested.

     The Company sold its entire ownership interest in MT in 1994 to its minority partner as described above. As part of the Sale Transaction, a supply agreement for the supply of synthetic rutile by MT to the Company (the "Supply Agreement") became effective December 15, 1994. The Supply Agreement has an initial term of five years, with automatic year to year renewal unless terminated with twelve months notice by either party. The Supply Agreement is a take or pay arrangement for a specified minimum annual quantity ("Minimum Quantity"). Prices for the first two years are fixed, with adjustment based on a formula for years three through five of the Supply Agreement. The Supply Agreement provides that the Company will purchase synthetic rutile primarily from MT during the term of the Supply Agreement. For quantities above the Minimum Quantity, the Company may seek alternative sources and price quotes, which MT will have the right to supply on a meet or release basis. The Supply Agreement provides for payment of damages in the event that MT is not able to supply the Minimum Quantity of synthetic rutile to the Company. The corporate shareholders of MT have provided guarantees that MT will perform under the Supply Agreement.

     BARTEX is produced from high grade barytes (barium sulfate) mined in China, India, Turkey and Mexico. The Company has not experienced and does not anticipate having any difficulty in acquiring adequate supplies of this material. Similarly, alumina trihydrate, the raw material used to manufacture HALTEX is plentiful and is acquired domestically. The Company also has an adequate supply of products purchased from other companies for resale.

MANUFACTURING

HITOX Manufacturing Process

     HITOX is manufactured from synthetic rutile in a process which incorporates fluid energy milling. In this process, particles of synthetic rutile mechanically abrade each other to form the end product, which after other processing, including testing and quality control procedures, is collected for bagging and shipping. The Company currently has seven production lines for HITOX in place at its Corpus Christi plant. One of these production lines is also used to manufacture BARTEX.

     The manufacturing process for producing HITOX is not simple and the details of the process and the operating parameters of the systems are not widely known. The HITOX manufacturing process is not patented.

Other Products

     BARTEX is a pigment extender or filler which is used to increase the efficiency of titanium dioxide pigment required for a particular application and because of its high specific gravity to add weight to the end product. HALTEX is a pigment filler that is used primarily for its flame retardant and smoke suppressant properties in plastics and coatings. OSO iron oxides are pigments that are used for applications such as primers, pigment dispersions, color concentrates and other coatings. Iron oxide pigments are primarily used for their color contribution and opacity.

RESEARCH AND DEVELOPMENT

     A 5,000 square foot technical center was constructed at the Company's plant location in Corpus Christi, Texas in 1992, that houses process control, quality assurance, technical service, and research and development functions. The technical services group focused on customer service and development in 1995, and did not incur significant research and development expense in 1995. The Company expensed $37,025 during 1994 related to research and development activities.

MARKETING AND CUSTOMERS

Sales and Marketing Department Organization

     The Company completed a reorganization of its sales department during the third quarter of 1995, with the addition of a national sales manager. A regional sales manager also joined the Company in the third quarter of 1995, bringing the number of regional sales managers to five. Three of the regional sales managers live and work in their respective territories, which include the Southwest, Western and Mid-Western United States. The Company's Corpus Christi sales and marketing department consists of two regional sales managers, a sales assistant, a customer service coordinator, and a sales and marketing administrative coordinator. One regional manager is responsible for Asia and the other is responsible for Latin America. The Company also has one sales agent whose territory includes the central United States and whose focus is the PVC pipe market. The sales and marketing effort is primarily directed at customers in North America.

Technical Services Group Participation

     The technical services group is located in Corpus Christi. The group is involved in various aspects of customer service, problem solving and product development, and actively participates in the sales effort. The group has adapted by investing in advanced technologies and equipment which allow the technical services staff to assist customers in formulating the Company's products into their applications.

Domestic Distributors and Agents

     The Company's products are currently marketed by 19 independent stocking distributors and one agent located in 18 states with a combined sales force of over 200 people. Domestic distributors accounted for approximately 37% of total net sales in 1995.

Foreign Distributors, Licensees and Agents

     There are approximately 26 independent distributors and 10 agents selling the Company's products abroad. The sales and marketing effort for all areas of the world except Europe, Israel, and South Africa is directed from Corpus Christi, Texas. FME is now a licensee, and directs the sales and marketing efforts in Europe, Israel, and South Africa. Foreign sales through distributors accounted for approximately 6% of total net sales in 1995.

Customers

     End use customers of the Company's products include, among others, such companies as PPG, Uponor, Centerline Paint, J-M Manufacturing Co., The Sherwin-Williams Company, Morton International, and Formosa Plastics. The top 10 direct customers accounted for 39% of total net sales in 1995, and 44% of total net sales in 1994. The direct foreign customers accounted for 6% of total net sales in 1995. The Company has historically maintained a relatively stable customer and distributor base.

Geographic Distribution

     The Company sells its products in the United States and markets its product to customers located in approximately 35 foreign countries. The Company's foreign sales are made in U.S. dollars to avoid foreign currency risks.

     The Company maintains records reflecting the geographic distribution of its products, regardless of whether the sale was made directly by the Company or through its distributors from the Company's warehouse. The following table reflects the estimated geographic distribution of the Company's products for the periods shown. Sales of the Company's products purchased by distributors for resale are expressed in terms of the price paid to the Company for its products by the distributors.

     Estimated Geographic Distribution       1995       1994
     ---------------------------------      ------     ------
     (in thousands of dollars)
     United States                          $9,564     $9,603
     Canada & Mexico                           692        972
     South & Central America                   373        128
     Europe                                     16        432
     Asia-Australia                            237        502
     Africa-Middle East                         72        -0-
                                           -------    -------
        Total                              $10,954    $11,637
                                           =======    =======

Competition

     The Company experiences competition with respect to each of its products. Each product sold by the Company is in direct competition in the market with products which are very similar. In order to maintain sales volumes, the Company must rely on its ability to manufacture and distribute products at competitive prices. The Company believes that quality, delivery on schedule and price are the principal competitive factors.

     Competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products. A number of these competitors are owned and operated by large diversified corporations. Many of these competitors, such as E.I. DuPont de Nemours & Co., Inc., SCM Chemical Inc., Kerr-McGee Chemical Corporation and Kronos, Inc., have substantially greater financial and other resources and their share of industry sales is substantially larger than the Company's.

     The primary competition for HITOX is white titanium dioxide pigment. However, HITOX historically has had a distinct price advantage compared to white titanium dioxide pigments. The domestic white titanium dioxide price is approximately $1.07 per pound delivered while the truck load list price of HITOX, FOB Corpus Christi is $0.68 per pound. HITOX is sold FOB plant and white titanium dioxide manufacturers sell on a freight prepaid basis. Freight costs range from $0.01 to $0.04 per pound, depending on destination. During 1992, an imported buff-colored product was introduced in the domestic market by a domestic distributor. This direct competition is not believed to have had a material adverse impact on sales of HITOX to existing customers.

     It is possible that one or more of the large, diversified companies currently producing white titanium dioxide could at some future time endeavor to enter the buff-colored titanium dioxide market. The Company believes that it is unlikely that these companies would enter the buff-colored titanium dioxide market since (i) none of them has done so to date; (ii) under current market conditions, they can sell white titanium dioxide at prices substantially above that for HITOX; (iii) in order to produce a buff-colored titanium dioxide, they would have to incur the capital investment costs to build a plant suitable to produce buff-colored titanium dioxide, since the production process for the two products are very different; and (iv) this would require them to divert their resources to a product competitive with their white titanium dioxide, for which they have already made substantial capital investments.

ENVIRONMENTAL REGULATIONS AND PRODUCT SAFETY

     The Company's plant in Corpus Christi is subject to regulations promulgated by the Federal Environmental Protection Agency ("EPA") and state and local authorities with respect to the discharge of substances into the environment. The Company believes that the Corpus Christi plant is in compliance with all applicable federal, state and local laws and regulations relating to the discharge of substances into the environment, and it does not expect that any material capital expenditures for environmental control facilities will be necessary in order to continue such compliance.

     HITOX and the ingredient from which it is produced, synthetic rutile, are non-toxic and non-hazardous. HITOX complies with all applicable laws and regulations enforced by the United States Food and Drug Administration (the "FDA") and is an acceptable component of packaging materials used in direct contact with meat, poultry and other food products; of paints used in incidental contact with such products; and of other packaging materials, such as paper and paperboard. HITOX also complies with current color additive regulations promulgated by the FDA. In addition, HITOX has been tested for compliance with the applicable standards promulgated by the National Sanitation Foundation (the "NSF"), and the Company is authorized to use applicable NSF seals and/or logos in connection with the marketing of HITOX. This authorization is significant in that end users of titanium dioxide pigments who wish their products to be NSF approved must use component materials that also meet NSF standards.

BACKLOG

     The Company normally manufactures its pigment products in anticipation of, and not in response to, customer orders and generally fills orders within a short time after receipt. Consequently, the Company seeks to maintain adequate inventories of its pigment products in order to permit it to fill orders promptly after receipt. As of February 16, 1996, the Company does not have a significant backlog of customer orders.

SEASONALITY

     The Company's pigment business has generally experienced higher sales during the second and third calendar quarters. This is associated with increased activity in construction and maintenance during warm weather which increases demand for materials which use pigments such as paints and plastic pipe.

PATENTS AND TRADEMARKS

     The Company currently holds no patents on the processes for manufacturing any of its products. Four of the Company's products, HITOX, BARTEX, HALTEX, OSO, UTOX and TITOX are marketed under names which have been registered with the United States Patent and Trademark Office.

EMPLOYEES

     As of December 31, 1995, the Company had a total of 47 full-time employees, all in the U.S. None of the Company's employees are currently covered by a collective bargaining agreement with a union.

Item 2.  Description of Property

     The Company's corporate headquarters are located in the Furman Plaza Building in downtown Corpus Christi, Texas, U.S.A. The Company purchased the building in 1988 for $755,844. The building is a fully-restored historic structure with five stories containing approximately 22,465 square feet of office space attached to a five story, 300 car parking garage. The Company occupies approximately 17% of the office space, with the remaining space available for lease to tenants. At December 31, 1995, about 71% of the office space was leased to tenants.

     The Company operates a plant in Corpus Christi, Texas which manufactures HITOX, BARTEX, and HALTEX. The facility is located in the Rincon Industrial Park on approximately 13 acres of land leased from the Port of Corpus Christi Authority (the "Port"). The first lease, which covers 10 acres of the plant site, has a term of 30 years and expires in July 2017. The lease payment is subject to adjustment every 5 years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. The second lease with the Port, which covers 2.86 acres is in its second term of 5 years, and expires on December 31, 1997, subject to an option to renew for one additional 5 year term.

     The Company owns the improvements on the leased site, including a 3,400 square-foot office, a 5,000 square-foot laboratory building, a maintenance shop and several manufacturing and warehousing buildings containing a total of approximately 90,000 square feet of space. The leased premises include approximately 350 lineal feet of bulkheaded industrial canal frontage, which provides access to the Gulf of Mexico inter-coastal waterway system through the Corpus Christi ship channel. This property also is serviced by a railroad spur which runs through the Company's property to the canal.

     During 1993, the Company completed remodeling the Corpus Christi manufacturing facility. The project included renovating the existing plant production building, as well as converting adjoining warehouse space into a production area. Included in the original plans was the addition of HITOX milling equipment and related service equipment. The first phase of the project, building renovation, was completed in 1992. The second phase, which included the reconfiguration of old milling lines and the addition of new milling lines and a boiler, was essentially complete at the end of 1993. Testing was carried out in early 1994 and HITOX was produced during most of 1994 using the new production configuration.

     The Company sold its two foreign operating subsidiaries in 1994 as described above, and the Company's only remaining properties are located in Corpus Christi, Texas.

     Management believes that all of the facilities and equipment of the Company are adequately insured.

Item 3.  Legal Proceedings

     The Company is not a party to any litigation and has been involved in the past in routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS

     The names of the members of the Company's executive officers at March 1, 1995, each of whom is elected annually, are set forth below:

   Name            Age             Position                     Hitox Since
   ----            ---             --------                     -----------
Thomas Landshof     56         President and Chief Executive       1994
                               Officer

Craig Schkade       41         Chief Financial Officer             1989
                               and Treasurer

Elizabeth Morgan    54         Secretary                           1988


     Thomas Landshof has held the position of President and Chief Executive Officer of the Company since August, 1994, and, he has served on the Board of Directors since September, 1994. Prior to joining the Company, Mr. Landshof was president of Consultants Group in Indianapolis, Indiana since 1992. From 1985-1992, he was corporate vice-president of Lilly Industries Inc., also in Indianapolis. Mr. Landshof worked for Valspar Corporation in Minneapolis, Minnesota from 1979-1985, and for Conchemco in Lenexa, Kansas from 1972-1978, which was acquired by Valspar. From 1961-1971 he was employed by NL Industries in New York. He graduated from Tufts University in 1960.

     Craig Schkade was named Treasurer in 1993 and Chief Financial Officer in January of 1994. Mr. Schkade joined Hitox in 1989, and served as Controller until transferring to the Company's Malaysian subsidiary in 1990. He served as General Manager of Malaysian Titanium Corporation and assisted in organizing the administrative functions of MT during the refurbishment effort. He returned to Corpus Christi in 1991, and became Director of Corporate Development. Prior to joining Hitox, he was Chief Accountant at the Port of Corpus Christi, and prior to that, worked in public accounting with KPMG Peat Marwick. Mr. Schkade holds a Master of Business Administration degree from Texas A&M University-Corpus Christi and Bachelor of Business Administration degrees from the University of Texas at Austin and the University of Texas at Tyler. He is a Certified Public Accountant.

     Elizabeth Morgan has served as Secretary since November 1988 and as Assistant to the President since September 1988. Prior to joining the Company, she served as Administrative Assistant to the President of Carl Oil & Gas Co., an independent oil and gas exploration company based in Corpus Christi, Texas.

     No executive officer of the Company has any family relationship with any other director or executive officer of the Company.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company became a publicly owned company in December, 1988. Prior to that time, the Company's stock was not listed nor traded on any stock exchanges. From February 7, 1989 to February 10, 1995, the Company's common stock was listed and traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (Nasdaq) (symbol:
HTXA), and since February 10, 1995, has been listed and traded on the Nasdaq SmallCap Market System. The table below sets forth the high and low closing sales price of the Company's common stock for the periods indicated, according to published sources.

    Quarter Ended     March 31     June 30     Sept. 30     Dec. 31
    -------------     --------     -------     --------     -------
    1995    High        3.50        4.625        5.00        4.813
            Low        1.875         3.50       3.875        2.875

    1994    High        5.25         4.25        4.50         3.00
            Low         3.50         3.25        3.00         1.75

     The reduction in net tangible assets occasioned by the sale of the Company's two foreign operating subsidiaries, MT and FME, along with annual net losses, required the Company's securities to be moved from the Nasdaq National Market System to the Nasdaq SmallCap Market System effective February 10, 1995.

     No cash dividends have ever been paid on the Company's Common Stock. The Company is prohibited from paying cash dividends under its loan agreement with NationsBank. (See Note 6 of Notes to Financial Statements.)

     The approximate number of holders of record of the Company's Common Stock as of December 31, 1995 was 137.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net Sales: Net sales for 1995 were $10,953,992, a decrease of $682,910 or 5.9% as compared to 1994 net sales of $11,636,902. The 1994 amount included $770,655 of sales of the two former subsidiaries which were divested in 1994. Total 1995 sales of HITOX were $8,643,259, which accounted for 78.9% of total sales in 1995, as compared to $8,695,766, or 74.7% of total sales in 1994. The Company's financial performance continues to be dependent on sales of the single product line, HITOX pigments.

     The Company's net sales in the U.S. decreased by 0.4%, to $9,564,112 in 1995 from $9,603,268 in 1994. Net sales for use in foreign countries decreased 31.7% to $1,389,880 in 1995, from $2,033,634 in 1994. The Company's European net sales, which have declined each year since 1989, decreased $416,608 from 1994. All of the 1994 European sales were through FME, which was divested in 1994. The Company now receives royalty fees from FME on European sales under a licensing agreement. Sales to Asian countries decreased by $264,515, due
almost entirely to a one-time 1994 toll processing job performed by MT.   Net
sales in South and Central American countries and Mexico increased slightly in 1995 from 1994 levels, while Canadian net sales decreased slightly in 1995.

     Cost of Sales: Total cost of sales decreased $1,121,441 or 12.9% from 1994. The large percentage decrease in cost of sales as compared to the smaller percentage decrease in net sales is primarily a result of realizing essentially no margin on the 1994 foreign subsidiary sales of $770,655. The remainder of the decrease in cost of sales is related to lower 1995 raw material costs and increased plant efficiency. The result is a gross profit margin of 31.0% in 1995 as compared to 25.3% in 1994 (excluding inventory valuation charges of $10,389 and $199,811, respectively).

     General, Administrative and Selling Expenses: Total general, administrative and selling expenses for 1995 were $2,156,432, a decrease of $724,822, or 25.2%, compared with 1994. This decrease is due to the sale of MT and FME. As a percentage of sales, these expenses were 19.7% in 1995, and 24.7% in 1994. Bad debt expense has been insignificant during both periods.

     Loss from sale of foreign subsidiaries: The Company entered into agreements for the sale of all assets of both of its foreign operating subsidiaries, MT and FME, in the third quarter of 1994. The sales of MT and FME resulted in a loss of $3,474,601 and a gain of $452,080, respectively.

     Shut-Down Expenses: MT was shut down during part of 1994 due to a lack of demand for synthetic rutile from the U.S. operations of the Company. Stoppage expenses incurred by MT in the amount of $240,419 were comprised of production salaries and general production overhead during the shut down period.

     Inventory Valuation Charge: In 1995 and 1994, the Company recorded charges to earnings of $10,389 and $199,811, respectively, primarily to reflect the reduced market value of certain raw material inventory.

     Interest expense: Interest expense in 1995 decreased $802,549 compared with 1994. Interest expense incurred by MT and FME during 1994 was $442,655. The interest expense on the line of credit decreased $260,141 because the Company maintained a zero balance on its line of credit during the majority of 1995. The mortgage on the Company's plant and equipment was paid off during 1995 also, resulting in a decrease of $19,921 in interest expense. In addition, the Company was able to invest excess funds in temporary investments during 1995, resulting in interest income of $27,584. The 1995 repayment by MT of amounts owed to the Company triggered a foreign currency gain of $20,356.

     Minority interest: During 1994, the Company was a majority shareholder in MT. This resulted in income of $183,666. The Company did not own any active subsidiaries during 1995.

     Income taxes: Income tax expense for 1995 was $4,625, which represented the 1995 alternative minimum tax liability. In 1994, a benefit of $766,873 was recorded primarily due to the carry back of losses incurred and the sale of the Company's foreign subsidiaries.

     Cash and cash equivalents: The balance in cash and cash equivalents decreased $1,655,133 from the end of 1994 to the end of 1995. The December 31,

1994 balance was high because the Company held a $1,450,000 certificate of deposit representing proceeds received from the sale of MT. These funds were used to pay off the balance on the Company's line of credit during January 1995.

     Inventories: The $1,038,770 increase in inventories is due to the timing of raw material receipts. Each bulk shipment of raw material from Malaysia can produce a large change in inventories. At the end of 1994, there was no raw material in transit. At December 31, 1995, raw material, totaling $1,263,750, was in transit.

     Accounts payable: The accounts payable increase of $1,037,643 from 1994 to 1995 mirrors the increase in inventories. The total outstanding amount invoiced by MT for synthetic rutile at the end of 1995 was $1,131,250.

     Notes payable to banks: At the end of 1994, $2,267,000 was borrowed under the line of credit with NationsBank. At the end of 1995, there was no balance on the line of credit.

     Accrued expenses: The decrease of $328,321 in accrued expenses from 1994 to 1995 is explained by a $0 balance in accrued debenture interest at 1995 as compared to a 1994 balance of $565,250. The decrease was partially offset by a $250,747 increase in accrued inventory costs, comprised of raw material and ocean freight.

     Current maturities of long-term debt: At the end of 1994, both the mortgage on the plant and equipment and on the office building were classified as current liabilities since both notes were due in June of 1995. In February 1995, the mortgage on the plant and equipment was paid off. Also during 1995, in conjunction with the new loan agreement with NationsBank, the mortgage on the office building was modified and the due date extended to February 28, 2002. Therefore, at the end of 1995, only the current amount of the note on the office building was classified as a current liability.

     Other long-term debt, excluding current maturities: As explained above, all of the remaining principal on the two outstanding mortgages was classified as current maturities of long-term debt at the end of 1994. At December 31, 1995, the mortgage on the office building had been modified and the due date extended. Therefore, the majority of the balance was classified as long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet strengthened in 1995 from improved operating performance after the divestiture of its foreign subsidiaries in the third quarter of 1994. The Company had working capital of $4,325,281 at December 31, 1995 compared to $2,811,563 at December 31, 1994. Total liabilities decreased from $8,907,541 at December 31, 1994 to $7,256,278 at December 31, 1995. The
Company applied a substantial amount of its cash position at December 31, 1994 to pay off the entire $2,267,000 outstanding balance in its bank line of credit in mid-January, 1995 and did not borrow on the line of credit for the rest of the year. Total debt of $5,464,237 at December 31, 1995, is comprised of $5,000,000 in principal amount of subordinated debentures, and $464,237 in bank debt.

     Prospectively, the Company intends to finance its operations principally through cash on hand, cash flows generated by operations and through bank financing. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a Supply Agreement with its former subsidiary, MT. The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The Company anticipates that it will need and take delivery of the quantities stipulated in the Supply Agreement.

     On August 31, 1995, the Company entered into a new loan agreement (the "Loan Agreement") with NationsBank of Texas, N.A., (the "Bank"). The Loan Agreement increases the amount of the Company's revolving line of credit from $1,400,000 to $2,000,000, and extends the maturity date until April 30, 1997. The line of credit provides for monthly interest payments on any outstanding principal balance at an interest rate of the Bank's prime plus 1%. The Company did not access the line of credit during the quarters ended September 30, 1995 or December 31, 1995.

     The Loan Agreement also extends the maturity of a mortgage note on the Company's headquarters building which had a principal balance of $486,849 on August 31, 1995. The mortgage note is payable in 77 equal monthly installments of $8,390 each, including principal and interest, at an interest rate of 9.5%, and matures February 28, 2002. Both the line of credit and the mortgage note are secured by the office building, inventory and accounts receivable.

     By September 30, 1995, the Company had paid in full the accrued and overdue interest of $861,326 to the holders of the $5,000,000 subordinated debentures (the "Debentures"). On August 1, 1995, the Company began to make monthly payments of $43,750 to the Debenture holders on the current interest and intends to continue this practice. (See Note 6 of Notes to Financial Statements.)

OTHER MATTERS

     Inflation has not had a significant impact on the Company's business, and it is not expected to have a major impact in the foreseeable future.

     The Company's primary product line, HITOX pigment, competes in a world-wide white titanium dioxide pigment market. That market has typically experienced business cycle swings lasting several years. The early 1990's was a period of recession, typified by an oversupply of titanium dioxide and low prices. That cycle appears to have turned as major white titanium dioxide producers have announced price increases for white titanium dioxide. HITOX pigment is less expensive than white titanium dioxide, which is a key to marketing and selling HITOX. The price difference between HITOX and white titanium dioxide pigment narrowed during the recession of the early 1990's. The Company anticipates that current conditions may provide an opportunity to regain some of the sales which have been lost over recent years.

NEW ACCOUNTING STANDARDS

     The following is a brief discussion of the SFAS pronouncements issued by the FASB in 1995 which apply to the Company:

     In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the present value of expected future cash flows from the use of the asset and its eventual disposition are less than the carrying amount of the asset, an impairment loss is recognized. This statement will be adopted in the first quarter of 1996. The adoption is not expected to have a material impact on financial position or results of operations.

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123, effective for fiscal years beginning after December 15, 1995, defines a fair value-based method of accounting and establishes financial accounting and reporting standards for stock-based employee compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based upon the value of the award and is recognized over the service period. SFAS 123 allows for the election to continue to measure stock-based compensation cost using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The election of this option requires a pro forma disclosure of net income and earnings per share as if the fair value-based method of accounting, as defined by SFAS 123, had been applied. The Company has not made a final decision regarding whether it will continue to account for stock option grants under APB 25, or adopt SFAS 123.

Item 7.  Financial Statements

     The Financial Statements are set out in this annual report on Form 10-KSB commencing on page 23.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     On September 19, 1995, management of Hitox Corporation of America, as directed by the Board of Directors, engaged the accounting firm of Ernst & Young LLP as its independent certified public accountants and as the Company's independent auditors, and dismissed the firm of Deloitte & Touche LLP, which was the principal independent certified public accountant for the Company's 1994 audited financial statements.

     No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements or during any subsequent interim period.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Information which will be contained under the caption "Election of Directors" in the Company's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders is incorporated by reference in response to this Item
9. See Item 4, Part I of this Form 10-KSB for the caption "Executive Officers" for information concerning executive officers.

Item 10.  Executive Compensation

     Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     The discussion under the caption "Certain Transactions", which will be contained in the Company's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, is incorporated herein by reference.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K
 (a)  The following documents are being filed as part of this annual report on Form 10-KSB:
         1.  Financial Statements - The financial statements filed as part of this report are listed in the "Index to Financial Statements" on page 23 hereof.
         2. Exhibits - The Exhibits listed below are filed as part of, or incorporated by reference into, this report.
Exhibit
No.                                   Description
---                                   -----------
3.1(1)             Certificate of Incorporation of the Company as amended
                   through January 28, 1988
3.2(2)             Certificate of Amendment to the Company's Certificate of
                   Incorporation, filed May 28, 1991
3.3(1)             By-laws of the Company
3.4(7)             Amendment to the By-laws of the Company dated June 1, 1994
3.5                Amendment to the By-laws of the Company dated February 28,
                   1995
4.1(1)             Form of Common Stock Certificate
4.2(3)             Form of Convertible Subordinated Debenture of the Company
                   dated June 15, 1992 and related purchase agreements
4.3(7)             Form of First Amendment to the Note Purchase Agreement
                   covering the Convertible Subordinated Debenture of the
                   Company dated September 30, 1994
4.4(8)             Form of Second Amendment to the Note Purchase Agreement
                   covering the Convertible Subordinated Debenture of the
                   Company dated February 28, 1995
4.5(8)             Form of Warrant Agreement for issuance of 50,000 warrants
                   dated September 30, 1994
4.6(8)             Form of Warrant Agreement for issuance of 50,000 warrants
                   dated February 28, 1995
4.7(8)             Form of Warrant Agreement for issuance of 1,111,111 warrants dated February 28, 1995
10.1(4)            Second Amended and Restated Loan Agreement with Corpus
                   Christi National Bank dated June 30, 1992
10.2(4)            Loan Agreement amendment with Corpus Christi National Bank dated January 31, 1993
10.3(5)            Third Amended and Restated Loan Agreement with Corpus
                   Christi National Bank dated April 30, 1993
10.4(7)            Fourth Amended and Restated Financing and Security Agreement
                   dated February 15, 1995
10.5(9)            Loan Agreement with NationsBank dated August 31, 1995
10.6(1)            Lease from Port of Corpus Christi Authority dated April 14,
                   1987
10.7(1)            Lease from Port of Corpus Christi Authority dated January
                   12, 1988 as amended on December 24, 1992
10.8(4)            Option to extend Lease from Port of Corpus Christi Authority dated December 24, 1992
10.9(1)            Summary Plan Description for the Hitox Profit Sharing Plan &
                   Trust

10.10(6)           Letter Agreement dated September 21, 1994 between Airtrust
                   International Corporation and Hitox Corporation of America
                   for the purchase by Airtrust International Corporation of
                   all of the shares of Malaysian Titanium Corporation Sdn.
                   Bhd., owned by Hitox Corporation of America.
11                 Computation of Earnings per Share
16(10)             Letter on Change in Certifying Accountant
21                 Subsidiaries of Registrant:  No significant subsidiaries
23                 Consent of Deloitte & Touche LLP
27                 Financial Data Schedule
---------------------------------
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.
(2)   Incorporated by reference to the 1991 Form 10-K.
(3)   Incorporated by reference to the Form 8-K dated June 15, 1992.
(4)   Incorporated by reference to the 1992 Form 10-K.
(5)   Incorporated by reference to the 1993 Form 10-KSB.
(6)   Incorporated by reference to the Form 8-K dated September 21, 1994.
(7)   Incorporated by reference to the 1994 Form 10-KSB.
(8)   Incorporated by reference to the March 31, 1995 Form 10-QSB.
(9)   Incorporated by reference to the September 30, 1995 Form 10-QSB.
(10)  Incorporated by reference to the Form 8-K dated September 19, 1995.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HITOX CORPORATION OF AMERICA
                                       (Registrant)

                                       By       THOMAS A. LANDSHOF
                                          ------------------------------
                                         (Thomas A. Landshof, President & CEO)
Date:  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signatures             Capacity with the Company                 Date
     ----------             -------------------------                 ----

 THOMAS A. LANDSHOF                President and                 March 25, 1996
--------------------         Chief Executive Officer
(Thomas A. Landshof)                 Director

   CRAIG SCHKADE             Chief Financial Officer             March 25, 1996
--------------------              and Treasurer
  (Craig Schkade)    (Principal Financial and Accounting Officer)

  WILLIAM B. HAYES            Chairman of the Board              March 25, 1996
--------------------
 (William B. Hayes)

  ROBERT J. CRESCI                   Director                    March 25, 1996
--------------------
 (Robert J. Cresci)

   KEVIN S. MOORE                    Director                    March 25, 1996
--------------------
  (Kevin S. Moore)

 MICHAEL A. NICOLAIS                 Director                    March 25, 1996
--------------------
(Michael A. Nicolais)

 BERNARD A. PAULSON                  Director                    March 25, 1996
--------------------
(Bernard A. Paulson)

                 HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                         Annual Report on Form 10-KSB
                                    Item 7

Index to Financial Statements
                                                                           Page
                                                                           ----
Hitox Corporation of America and Subsidiaries
  Report of Independent Auditors - December 31, 1995                        24
  Report of Independent Auditors - December 31, 1994                        25
  Balance Sheets - December 31, 1995 and 1994                               26
  Consolidated Statements of Operations - Years ended
  December 31, 1995 and 1994                                                27
  Consolidated Statements of Shareholders' Equity-Years ended
  December 31, 1995 and 1994                                                28
  Consolidated Statements of Cash Flows-Years ended
  December 31, 1995 and 1994                                                29
  Notes to Financial Statements                                             30

                        Report of Independent Auditors



Board of Directors and Shareholders
Hitox Corporation of America
Corpus Christi, Texas


We have audited the accompanying balance sheet of Hitox Corporation of America as of December 31, 1995, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitox Corporation of America at December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                    ERNST & YOUNG LLP


San Antonio, Texas
February 15, 1996

                        Report of Independent Auditors



Board of Directors and Shareholders
Hitox Corporation of America
Corpus Christi, Texas


We have audited the accompanying consolidated balance sheet of Hitox Corporation of America and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1994 consolidated financial statements present fairly, in all material respects, the financial position of Hitox Corporation of America and its subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                    DELOITTE & TOUCHE LLP


San Antonio, Texas
March 15, 1995

                 HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                                BALANCE SHEETS
                                                           December 31,
                                                    --------------------------
                                                       1995           1994
                                                    -----------    -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                          $   827,993    $ 2,483,126
 Receivables:
  Trade accounts receivable; no allowance for
   doubtful accounts considered necessary             1,129,488        959,266
  Other                                                  28,474        131,666
                                                    -----------    -----------
   Total Receivables                                  1,157,962      1,090,932
 Inventories                                          4,154,240      3,115,470
 Other current assets                                    35,652         29,576
                                                    -----------    -----------
   Total current assets                               6,175,847      6,719,104
PROPERTY, PLANT AND EQUIPMENT, net                    4,337,809      4,776,854
OTHER ASSETS                                            171,235        230,771
                                                    -----------    -----------
                                                    $10,684,891    $11,726,729
                                                    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                   $ 1,254,407    $   216,764
 Notes payable to banks                                  ------      2,267,000
 Accrued expenses                                       537,634        865,955
 Current maturities of long-term debt                    58,525        557,822
                                                    -----------    -----------
   Total current liabilities                          1,850,566      3,907,541
SUBORDINATED DEBENTURES - RELATED PARTY               5,000,000      5,000,000
OTHER LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES      405,712         ------
                                                    -----------    -----------
   Total liabilities                                  7,256,278      8,907,541
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Common stock $.25 par value:  authorized,
  10,000,000 shares; shares outstanding after
  deducting 88,240 shares held in treasury,
  3,657,487 and 3,656,787 in 1995 and 1994,
  respectively                                          936,432        936,257
 Additional paid-in capital                          10,603,488     10,594,438
 Accumulated deficit                                 (8,068,352)    (8,668,552)
                                                    -----------    -----------
                                                      3,471,568      2,862,143
 Less:  cost of treasury stock                          (42,955)       (42,955)
                                                    -----------    -----------
   Total shareholders' equity                         3,428,613      2,819,188
                                                    -----------    -----------
                                                    $10,684,891    $11,726,729
                                                    ===========    ===========

                            See accompanying notes.

                 HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Years Ended December 31,
                                               --------------------------
                                                  1995           1994
                                               -----------    -----------
NET SALES                                      $10,953,992    $11,636,902
COSTS AND EXPENSES:
 Cost of sales                                   7,562,276      8,683,717
 General, administrative and selling expenses    2,156,432      2,881,254
 Loss from sale of foreign subsidiaries             ------      3,022,521
 Shut-down expenses                                 ------        240,419
 Inventory valuation charge                         10,389        199,811
                                               -----------    -----------
OPERATING INCOME (LOSS)                          1,224,895     (3,390,820)
OTHER EXPENSES:
 Interest expense, net                             577,001      1,379,550
 Other, net                                         43,069          2,677
                                               -----------    -----------
INCOME (LOSS) BEFORE MINORITY
 INTEREST AND INCOME TAXES                         604,825     (4,773,047)
 Minority interest                                  ------        183,666
                                               -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                  604,825     (4,589,381)
 INCOME TAX EXPENSE (BENEFIT):
 Current                                             4,625       (631,873)
 Deferred                                           ------       (135,000)
                                               -----------    -----------
                                                     4,625       (766,873)
                                               -----------    -----------
NET INCOME (LOSS)                              $   600,200    $(3,822,508)
                                               ===========    ===========

Net income (loss) per common share:
 Primary                                       $      0.16    $     (1.05)
 Fully diluted                                        0.16          (1.05)<F1>
Weighted average common shares and
 equivalents outstanding:
 Primary                                         3,741,697      3,656,787
 Fully diluted                                   3,741,697      4,214,578

                            See accompanying notes.
<F1>
Antidilutive

                 HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                    CUMULATIVE
                                                                     FOREIGN
                        COMMON STOCK      ADDITIONAL                 CURRENCY      TREASURY STOCK
                     -------------------    PAID-IN    ACCUMULATED  TRANSLATION  ------------------
                      SHARES     AMOUNT     CAPITAL      DEFICIT    ADJUSTMENT    SHARES    AMOUNT      TOTAL
                     ---------  --------  -----------  -----------  -----------  --------  --------  -----------
BALANCE AT
 JANUARY 1, 1994     3,745,027  $936,257  $10,556,938  $(4,846,044) $   7,414      88,240  $(42,955) $ 6,611,610

 Net Loss               ------    ------       ------   (3,822,508)    ------      ------    ------   (3,822,508)
 Cumulative foreign
  currency
  translation
  adjustment            ------    ------       ------       ------    235,267      ------    ------      235,267
 Cumulative foreign
  currency
  translation
  adjustment
  included in loss
  on sale of
  foreign
  subsidiaries          ------    ------       ------       ------   (242,681)     ------    ------     (242,681)
Grant of warrants       ------    ------       37,500       ------     ------      ------    ------       37,500
                     ---------  --------  -----------  -----------  ---------  ----------  --------  -----------

BALANCE AT
 DECEMBER 31, 1994   3,745,027   936,257   10,594,438   (8,668,552)         0      88,240   (42,955)   2,819,188

  Net Income            ------    ------       ------      600,200     ------      ------    ------      600,200
  Exercise of stock
   options                 700       175        2,800       ------     ------      ------    ------        2,975
  Grant of warrants     ------    ------        6,250       ------     ------      ------    ------        6,250
                     ---------  --------  -----------  -----------  ---------  ----------  --------  -----------
BALANCE AT
 DECEMBER 31, 1995   3,745,727  $936,432  $10,603,488  $(8,068,352) $       0      88,240  $(42,955) $ 3,428,613
                     =========  ========  ===========  ===========  =========  ==========  ========  ===========

                            See accompanying notes.

                 HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               Years Ended December 31,
                                                             ----------------------------
                                                                 1995            1994
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                           $    600,200    $ (3,822,508)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Loss on sales of subsidiaries                                    ------       3,022,521
  Depreciation and amortization                                   682,927         772,903
  Inventory valuation charge                                       10,389         199,811
  Loss on sale of property, plant and equipment                       871          21,579
  Common stock warrants issued                                      6,250          37,500
  Deferred income taxes                                            ------        (135,000)
  Minority interest                                                ------        (183,666)
 Changes in working capital, net of effects of
   disposition of MT and FME in 1994:
  Receivables                                                     (67,030)        595,557
  Inventories                                                  (1,049,159)      1,446,761
  Other current assets                                             (6,076)         11,336
  Accounts payable and accrued expenses                           709,322      (1,462,289)
                                                             ------------    ------------
   Net cash provided by operating activities                      887,694         504,505
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of MT and FME                                  ------       1,506,185
 Additions to property, plant and equipment, net of retirements  (187,153)        (46,369)
 Proceeds from sales of property, plant and equipment              ------             125
 Other, net                                                         1,936          50,858
                                                             ------------    ------------
  Net cash (used in) provided by investing activities            (185,217)      1,510,799
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt                                       (93,585)       (755,718)
 Proceeds from long-term debt                                      ------          ------
 Net (payments) proceeds on revolving line of credit           (2,267,000)        684,935
 Proceeds from the issuance of common stock and exercise of
  common stock options                                              2,975          ------
                                                             ------------    ------------
  Net cash used in financing activities                        (2,357,610)        (70,783)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            ------           1,731
                                                             ------------    ------------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                                          (1,655,133)      1,946,252
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                     2,483,126         536,874
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS END OF YEAR                        $    827,993    $  2,483,126
                                                             ============    ============

Supplemental cash flow disclosures:
 Income taxes paid                                           $      4,625    $     36,635
 Income tax refunds                                                39,148         640,408
 Interest paid                                                  1,210,781         642,984

Non-cash financing activities:
 Issuance of common stock warrants to holders of Debentures  $      6,250    $     37,500

                            See accompanying notes.

                HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business Description

     Hitox Corporation of America ("Hitox" or the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings and plastics. Until their sale in September 1994, the Company's subsidiaries included Malaysian Titanium Corporation Sdn. Bhd ("MT") and Fluid Minerals Espanola, S.A. ("FME"). MT, located in Ipoh, Malaysia, manufactures synthetic rutile which is sold to the Company as a raw material for the manufacture of its principal product. FME, located in Bunuel, Spain, manufactures the same product as the Company for sale throughout Europe.

Basis of Presentation and Principles of Consolidation

     The financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and, through September 30, 1994, its subsidiaries referred to above. All significant intercompany transactions and balances have been eliminated in consolidation.

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Company entered into a five year agreement for the continued supply of its primary raw material, synthetic rutile, by MT effective December 15, 1994. (See Note 8 of Notes to Financial Statements.)

Cash and Cash Equivalents

     The Company considers all highly liquid investments readily convertible to known cash amounts and with a maturity of three months or less at the date of purchase to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which range from 3-35 years, except in Malaysia where the Company's production facility was depreciated using the units of production method. Maintenance and repair costs are charged to expense as incurred.

Revenue Recognition

     Sales are recognized when the product is shipped. The Company does not use cash discounts and customers have no right of return. The Company's pigment business has generally experienced higher sales during the second and third calendar quarters, which is associated with increased activity in construction and maintenance during warm weather which increases demand for materials which use pigments such as paints and plastic pipe. The Company's principal product line, HITOX pigments, accounted for 78.9% of total sales in 1995.

Income Taxes

     The Company records income taxes under Financial Accounting Standards Board Statement No. 109, using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Foreign Currency Translation

     Monetary assets and liabilities denominated in foreign currency are translated to U.S. dollars at the rate of exchange in effect at the balance sheet date, and items of income and expense are translated at average yearly rates. Gains and losses on foreign currency transactions are included in income currently. Gains and losses on translation of the assets and liabilities of the Company's foreign subsidiaries were accumulated in the "Cumulative Foreign Currency Translation Adjustment" as a separate component of shareholders' equity in the balance sheet up until the date of sale of those foreign subsidiaries when this amount was included in the loss from sale of foreign subsidiaries.

Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company has not made a final decision regarding whether it will continue to account for stock option grants under APB Opinion No. 25, or adopt FASB Statement No. 123, Accounting for Stock-Based Compensation. The Company will be required to apply the requirements of FASB Statement No. 123 in the first quarter of 1996.

Reclassifications

     Certain 1994 balances have been reclassified for comparative purposes.

Net Income (Loss) Per Share

     The net income (loss) per share is based on the weighted average number of common shares and common equivalent shares outstanding in 1995 and 1994, assuming the exercise of the common stock options and warrants using the treasury stock method, except when antidilutive. Common stock equivalents were excluded from the 1994 calculation because they are antidilutive when losses are realized.

2.  The Company's Foreign Operating Subsidiaries

Malaysian Subsidiary

     In 1991, the Company and its minority partner, Airtrust International Corporation ("Airtrust"), substantially completed their joint venture effort which began in 1988 to acquire, own and refurbish an idle synthetic rutile plant located in Ipoh, Malaysia. The plant was shut down during 1994, and incurred stoppage expenses of $240,419. Nine months of operations of the Malaysian subsidiary, MT, were included in the 1994 results of operations.

Spanish Subsidiary

     Results for the year ended December 31, 1994 included nine months of operations of the Spanish subsidiary, FME.

3.  Sale of Foreign Subsidiaries

     On September 21, 1994, the Company entered into an agreement for the sale of all of the Company's shares of MT to Airtrust for $1,750,000 (the "Sale Transaction"), subject to adjustment for changes in the net worth of MT from July 31, 1994 to September 30, 1994. The Sale Transaction was also subject to Malaysian government approval which was received on December 7, 1994. The Company received net proceeds from the sale of $1,506,185, and concurrent with the closing, a supply agreement became effective which provides for a supply of synthetic rutile from MT to the Company.

     On September 30, 1994, an agreement was executed for the sale of all of the Company's shares of FME to the Company's former Chairman of the Board, President and Chief Executive Officer, for a nominal amount to relieve the Company from the continuing burden of supporting FME. The FME third party liabilities, which totaled approximately $763,000 at September 30, 1994, were assumed by the purchaser. As part of the transaction, the Company signed an eight-year license agreement with FME permitting the manufacture and sale of HITOX in Europe. The agreement provides, among other things, for the quarterly payment of a royalty by FME to the Company which is a graduated percentage of net revenues from HITOX pigment sold by FME, ranging from 2% to 6%, based on the quantity of those sales.

    The sales of the Company's two foreign subsidiaries, MT and FME, resulted in a loss of $3,474,601 and a gain of $452,080, respectively, which were recorded in the third quarter of 1994.

4.  Inventories

     A summary of inventories follows:
                                                  December 31,
                                           --------------------------
                                              1995           1994
                                           -----------    -----------
Raw materials                              $ 2,922,701    $ 2,034,420
Finished goods                               1,141,160        983,851
Supplies                                        90,379         97,199
                                           -----------    -----------
Total Inventories                          $ 4,154,240    $ 3,115,470
                                           ===========    ===========

     At December 31, 1995, the finished goods inventory of the Company's principal product, HITOX, is 67% material cost and 33% production cost.

     During 1995 and 1994, the Company recorded a charge to earnings of $10,389 and $199,811, respectively, to reflect the reduced market value of certain baryte inventory. Baryte is the raw material used to produce BARTEX. See Note 8 regarding purchase commitments for synthetic rutile.

5.  Property, Plant and Equipment

     Major classifications and expected lives of property, plant and equipment are summarized below:
                                                            December 31,
                                                  ----------------------------
                                Expected Life         1995            1994
                               ---------------    ------------    ------------
Office building and land          35 years        $  1,247,992    $  1,222,736
Production facilities           10, 20 years         3,179,960       3,178,383
Machinery and equipment          5, 7 years          3,971,052       3,860,274
Furniture and fixtures         7, 10, 20 years         575,771         591,725
Construction in progress             N/A                 8,278           2,006
                                                  ------------    ------------
Total                                                8,983,053       8,855,124
Less accumulated depreciation                       (4,645,244)     (4,078,270)
                                                  ------------    ------------
Property, Plant and
  Equipment, net                                  $  4,337,809    $  4,776,854
                                                  ============    ============

The amount of depreciation calculated on the Company's fixed assets for the years ending December 31, 1995 and December 31, 1994 was $625,327, and $742,809, respectively.

6.  Long-Term Debt and Notes Payable to Banks

  A summary of long-term debt follows:
                                                             December 31,
                                                     --------------------------
                                                        1995           1994
                                                     -----------    -----------
10 1/2% subordinated notes,
 issued in a private placement (See (a) below)       $ 5,000,000    $ 5,000,000
Regional base rate plus 1/2% (effective rate of 10%
 at December 31, 1994) term note payable to a U.S.
 bank                                                     ------         42,123
9.5% term note payable to a U.S. bank, incorporated
 into the Loan Agreement as described in (b) below,
 due February 28, 2002                                   464,237        515,699
                                                     -----------    -----------
Total                                                  5,464,237      5,557,822
Less current maturities                                   58,525        557,822
                                                     -----------    -----------
Total long-term debt                                 $ 5,405,712     $5,000,000
                                                     ===========    ===========

(a) On June 15, 1992, the Company executed a note purchase agreement (the "Note Purchase Agreement"), under which the Company issued $5,000,000 of 10.5% convertible subordinated debentures (the "Debentures"), due June 15, 1998, interest payable semi-annually, $500,000 of principal due quarterly to commence on September 15, 1996. $3,500,000 of the Debentures are held by Delaware State Employee's Retirement Fund, $822,000 by the Trust for Defined Benefit Plan of ICI American Holdings, Inc. and $678,000 by Zeneca Holdings, Inc. These Debentures were convertible into 555,555 common shares at $9.00 per share at discretion of holder, subject to adjustment for earnings targets. On February 28, 1995, the Note Purchase Agreement was amended to eliminate the conversion feature and the earnings targets from the Debentures. Also on that date, the Debenture holders were issued 1,111,111 warrants at an exercise price of $4.50 per share. The amendment also postponed the beginning of principal repayments by one year to September 15, 1997, and extended the due date one year to June 15, 1999. In addition, the amendment changed the interest payments from semi-annual to monthly. Should there be a change in control of the Company, the Debentures would immediately become due and payable. Debenture origination fees paid in 1992 (consisting of legal and placement fees) were $347,510. These fees were capitalized and reflected in other assets in the balance sheet and are being amortized over the term of the Debentures. Accumulated amortization at December 31, 1995 and 1994 was $201,600 and $144,000, respectively.

(b) On August 31, 1995, the Company entered into a new loan agreement (the "Loan Agreement") with NationsBank of Texas, N.A., (the "Bank"). The Loan Agreement extends the maturity of a mortgage note on the Company's headquarters building which had a principal balance of $486,849 on August 31, 1995. The mortgage note is payable in 77 equal monthly installments of $8,390 each, including principal and interest, at an interest rate of 9.5%, and matures February 28, 2002. The Loan Agreement also increases the amount of the Company's revolving line of credit from $1,400,000 to $2,000,000, and extends the maturity date until April 30, 1997. The line of credit provides for monthly interest payments on any outstanding principal balance at an interest rate of the Bank's prime plus 1%. Maximum advances under the line of credit are restricted by the amount of specified percentages of certain of the Company's inventories and accounts receivable. The Company did not access the line of credit during the quarters ended September 30, 1995 or December 31, 1995. Both the line of credit and the mortgage note are secured by the office building, inventory and accounts receivable. The Loan Agreement imposes financial covenants specifying minimum working capital, tangible net worth, current ratio, and fixed charge coverage ratio, as well as a maximum ratio of total debt to capital funds. The covenants are required to be calculated at the end of each quarter. The Company was in compliance with all covenants at the end of the third and fourth quarters of 1995. The Company is prohibited from paying dividends without the prior approval of the Bank.

The following is a summary of maturities of long-term debt as of December 31, 1995:

    Year Ending December 31,
    ------------------------
         1996                                             58,525
         1997                                          1,064,418
         1998                                          2,070,904
         1999                                          2,078,043
         2000                                             85,901
         Thereafter                                      106,446
                                                    ------------
         Total                                      $  5,464,237
                                                    ============

     The total amount of interest expense for 1995 and 1994 was $624,938 and $1,327,683, respectively.

7.  Income Taxes

A reconciliation between the Company's effective tax rate and the Federal statutory rate on earnings is as follows:

                                                    Years Ended December 31,
                                                   --------------------------
                                                      1995           1994
                                                   -----------    -----------
Expense (benefit) computed at statutory rates      $   205,641    $(1,560,390)
Nondeductible foreign losses                            ------        534,900
Other, net                                             (18,016)         7,617
Change in valuation allowance                         (183,000)       251,000
                                                   -----------    -----------
                                                   $     4,625    $  (766,873)
                                                   ===========    ===========

     Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1995 and 1994 are as follows:
                                                      Years Ended December 31,
                                                   ---------------------------
                                                       1995           1994
                                                      Rounded        Rounded
                                                    -----------    -----------
Deferred Tax Liabilities:
------------------------
Book - tax difference of U.S. property, plant and
 equipment                                          $   184,000    $   185,000
                                                    -----------    -----------
        Total deferred liabilities                      184,000        185,000
                                                    -----------    -----------
Deferred Tax Assets:
-------------------
Net operating loss carry forwards                     4,696,000      4,783,000
Alternative minimum tax credit carry forward             18,000         18,000
Other deferred assets                                    90,000        187,000
                                                    -----------    -----------
        Total deferred assets                         4,804,000      4,988,000
                                                    -----------    -----------
Net deferred tax assets before valuation allowance    4,620,000      4,803,000
                                                    -----------    -----------
Valuation allowance                                  (4,620,000)    (4,803,000)
                                                    -----------    -----------
Net deferred tax liability                          $    ------    $    ------
                                                    ===========    ===========

The Company has net operating loss carry forwards as of December 31, 1995 as follows:
                                                                  Expiration
                                                        Amount       Date
                                                   -----------    ----------
Federal income tax loss carry forward from 1993    $ 1,341,000       2008
Federal income tax loss carry forward from 1994     12,471,000       2009
                                                   -----------
                                                   $13,812,000
                                                   ===========
8.  Commitments and Contingencies

Purchase Commitments

     The Company sold its entire ownership interest in its Malaysian subsidiary in 1994. (See Note 3 of Notes to Financial Statements.) As part of that transaction, the Company entered into an agreement for the supply of synthetic rutile by MT to the Company (the "Supply Agreement") which became effective December 15, 1994. The Supply Agreement has an initial term of five years, with on-going automatic year to year renewal unless terminated with twelve months notice by either party. The Supply Agreement is a take or pay arrangement for a specified minimum annual quantity ("Minimum Quantity"). The Company purchased a total of $4,094,700 during 1995, thereby satisfying its first year purchase commitment under the Supply Agreement. Prices for the first two years of the Supply Agreement are fixed. The price for years three through five is to be adjusted from the second year price according to changes in the costs of raw materials and energy used to produce the synthetic rutile.

     Should quantities of synthetic rutile above the Minimum Quantity be required, the Company may seek alternative sources and price quotes. MT will have the right to supply the additional requirement on a meet or release basis. The Supply Agreement provides for the payment of damages in the event that MT is not able to supply the Minimum Quantity of synthetic rutile, and likewise, in the event that the Company does not take the Minimum Quantity and MT cannot sell the shortfall of synthetic rutile on the open market at a comparable price. The Company expects to need and purchase the Minimum Quantity in each of the years under the Supply Agreement.

Leases

     The Company operates a plant in Corpus Christi, Texas. The facility is located in the Rincon Industrial Park on approximately 13 acres of land leased under non-cancelable operating leases from the Port of Corpus Christi Authority (the "Port"). The first lease, which covers 10 acres of the plant site, has a term of 30 years and expires in July 2017. The lease payment is subject to adjustment every 5 years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. The second lease with the Port, which covers 2.86 acres is in its second term of 5 years, and expires on December 31, 1997, subject to an option to renew for one additional 5 year term.

Minimum future rental payments under these leases as of December 31, 1995 are as follows:
     Years Ending December 31,
     -------------------------
          1996                                                 $  53,400
          1997                                                    53,400
          1998                                                    24,000
          1999                                                    24,000
          2000                                                    24,000
          Later years                                            396,000
                                                               ---------
          Total minimum lease payments                         $ 574,800
                                                               =========

     Rent expense under these leases was $53,400 per year during 1995 and 1994. It is expected that as these leases expire, the Company will renew or replace them with leases on similar assets, at potentially higher rates.

     The Company leases office space in its office building under noncancellable operating leases to third parties. Total rental income received pursuant to these leases in 1995 and 1994, amounted to approximately $117,700 and $122,600, respectively. Minimum future rentals receivable under these leases as of December 31, 1995 are as follows:

     Year Ending December 31,
     ------------------------
          1996                                                 $ 102,561
          1997                                                    69,051
          1998                                                    19,536
          1999                                                    15,791
          2000                                                    ------
                                                               ---------
          Total                                                $ 206,939
                                                               =========

Contingencies

     The Company believes that the Corpus Christi plant is in compliance with all applicable federal, state and local laws and regulations relating to the discharge of substances into the environment, and it does not expect that any material capital expenditures for environmental control facilities will be necessary in order to continue such compliance.

9.  Stock Options and Warrants

Stock Options

     The Company's 1990 Incentive Plan for Hitox Corporation of America (the "Plan") provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board (the "Committee"). The original Plan provided that options or awards for as many as 175,000 shares of the Company's common stock may be granted by the Committee. In 1995, the Board of Directors approved an amendment to the Plan increasing the number of shares available to grant thereunder to 625,000. The Plan also provides for the automatic granting annually of options for 2,500 shares of common stock to non-employee directors of the Company. Options must be exercised within ten years from the date of grant or forfeited. All options are issued at an exercise price equal to the stock's market value on the date of grant. Exercise prices on options outstanding at December 31, 1995 ranged from $2.625 to $10.625 per share. Options may be issued subject to a vesting schedule at the discretion of the Board of Director's Compensation Committee. Under APB Opinion No. 25, no compensation expense has been recorded.

     In addition, during 1991, 75,000 non-qualified stock options were granted to the officers of the Company at an exercise price of $9.75 per share and expire during 1998. There also were 3,000 non-qualified stock options granted in 1989 that are currently outstanding and exercisable at a price of $9.00, and expire in 1996. During 1995, another 50,000 options were issued outside the plan at an exercise price of $2.625.

The following table summarizes certain information regarding stock options granted:

                                                       Options
                                        ------------------------------------
                                        Outstanding  Weighted
                               Total        and      Average      Range of
                              Reserved  Exercisable   Price        Prices
                              --------  -----------  --------  --------------
Balances at January 1, 1994    221,600      209,400    ------  $4.25-$10.625
   Granted                      ------       15,000    $3.250      $3.25
   Forfeited                    ------      (27,325)   ------   $4.75-$5.50
                              --------  -----------
Balances at December 31, 1994  221,600      197,075    $7.125  $3.25-$10.625
   Additional options
    authorized                 500,000       ------    ------     ------
   Granted                      ------      391,000    $3.367   $2.625-$4.25
   Exercised                      (700)        (700)   $4.125      $4.125
   Forfeited                    ------      (10,400)   $4.588   $4.125-$5.50
                              --------  -----------
Balances at December 31, 1995  720,900      576,975    $4.628  $2.625-$10.625
                              ========  ===========

Stock Warrants

     The Company and the Debenture trustee amended the Note Purchase Agreement to accommodate changes which recognize the Company's new structure and financial condition, as well as the waivers and forbearance granted to the Company by the Debenture holders. The changes to the Note Purchase Agreement eliminated the conversion feature. The Company issued warrants to the Debenture holders to purchase an aggregate of 1,111,111 shares of the Company's common stock, at a conversion price of $4.50 per share.

     The Company has also granted the Debenture holders additional warrants to purchase common stock from the Company in consideration of their agreements, waivers and forbearance, as follows:

  * Warrants to purchase 50,000 shares at $2.50 per share were granted on February 28, 1995, and expire February 28, 2000. Based on the market price on the grant date of $2.625, the Company recorded an expense of $6,250 in the first quarter of 1995 related to these warrants.

  * Warrants to purchase 50,000 shares at $2.50 per share were granted on September 30, 1994, and expire September 30, 1999. Based on the market price on the grant date of $3.25, the Company recorded an expense of $37,500 related to the warrants during the third quarter of 1994.

     In connection with all of the Company's stock options and warrants, 1,932,011 shares of the Company's common stock have been reserved.

10.  Profit Sharing Plan

     The Company has a profit sharing plan that covers all employees. Contributions to the plan are determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes. For the years ended December 31, 1995 and 1994, there were no contributions to the plan.

     The Company also offers a 401(k) savings plan administered by a bank. Employees are eligible to participate in the plan after completing six months of service with the Company. The Company matches contributions up to $400 per year per employee. Total Company contributions to the 401(k) plan for the years ended December 31, 1995 and 1994 were $13,847 and $16,109, respectively.

11.  Principal Customer Information and Export Sales

Revenues from major customers (those providing 10% or more of total revenue):

                                               Years Ended December 31,
                                             ----------------------------
                                                 1995           1994
                                             ------------    ------------
Customer
--------
          Customer A                              12%            13%
          Customer B                               5%            10%

Revenues from export sales were as follows:
                                               Years Ended December 31,
                                             ---------------------------
Geographic Region                                1995            1994
-----------------                            ------------    -----------
Europe                                       $     15,775    $   432,383
Canada                                            633,192        701,735
South and Central America and Mexico              432,329        399,657
Asia                                              233,009        497,525
Other Regions                                      75,575          2,334
                                             ------------    -----------
Total                                        $  1,389,880    $ 2,033,634
                                             ============    ===========

     The Company sells its products both directly to end users and to distributors. The top 10 direct customers accounted for 39% of total net sales in 1995, and 44% of total net sales in 1994. Domestic distributors accounted for approximately 37% of total net sales in 1995.

12.  Foreign Operations

     During 1995, the Company had no foreign operations, since both foreign subsidiaries were divested in 1994.

     During 1994, the Company's operations were as follows:

                 United
                 States     Malaysian     Spanish
               Operations   Operations   Operations     Other(1)   Consolidated

Net Sales:
 Unaffiliated
 companies    $10,958,080   $  246,440   $ 432,382   $    ------   $11,636,902
 Affiliated
 companies(2)      42,241    2,704,550      85,765    (2,832,556)       ------
              -----------   ----------   ---------   -----------   -----------
Total         $11,000,321   $2,950,990   $ 518,147   $(2,832,556)  $11,636,902
              ===========   ==========   =========   ===========   ===========
Operating
Profit (loss) $   246,671   $ (387,337)  $(227,633)  $(3,022,521)  $(3,390,820)
              ===========   ==========   =========   ===========   ===========
Identifiable
Assets        $11,726,729   $        0   $       0   $         0   $11,726,729
              ===========   ==========   =========   ===========   ===========

(1) Included in "Other" are intersegment eliminations and adjustment for losses on sales of subsidiaries
(2) Sales between affiliated companies are recorded at cost

                               INDEX TO EXHIBITS




Exhibit
No.                         Item                                          Page
--                          ----                                          ----
3.5      Amendment to the By-laws of the Company dated February 28, 1995    43

11       Computation of Earnings per Share                                  44

21       Subsidiaries of Registrant:  No significant subsidiaries           --

23       Consent of Independent Auditors                                    45

27       Financial Data Schedule                                            46

                                                                    EXHIBIT 3.5




                         HITOX CORPORATION OF AMERICA
                             AMENDMENT TO BY-LAWS
                               FEBRUARY 28, 1995


The Board of Directors approved the following amendment:


RESOLVED, that the first sentence of Section 1, Article II of the By-Laws of
                   --------------
the Corporation be amended to read as follows:

      SECTION 1.  The number of directors which shall constitute the whole
                  --------------------------------------------------------
      Board of Directors of the Corporation shall be fixed from time to
      -----------------------------------------------------------------
      time by resolution of the Board of Directors (any such resolution of
      --------------------------------------------------------------------
      the Board of Directors being subject to a later resolution of the
      -----------------------------------------------------------------
      Board of Directors), but shall not be less than six (6), who shall
      ------------------------------------------------------------------
      serve and hold office until their respective successors are duly
      -----------------------------------------------------------------
      elected and qualified or until their resignation or removal,
      ------------------------------------------------------------
      whichever shall be first.  Directors need not be stockholders.  A
      -------------------------
      majority of the total number of directors shall constitute a quorum for the transaction of business.  The vote of the majority of the directors present at a meeting at which a quorum is present, shall be the act of the Board of Directors.  If at any meeting of the Board of

      Directors there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time until a quorum shall have been obtained.

                                                                    EXHIBIT 11

              HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE

                                                Year Ended December 31,
                                               -------------------------
                                                  1995          1994
                                               -----------   -----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Common Stock                                    3,657,487     3,656,787
 Common Stock Equivalents, assumed exercise
  of stock options (Treasury Stock Method at
  average market value)                             84,210        ------
                                               -----------   -----------
 Total for primary earnings per share            3,741,697     3,656,787
 Other potentially dilutive securities -
 Assumed conversion of 10 1/2% convertible
  subordinated debentures into 555,555
  shares of common stock                            ------       555,555
 Assumed exercise of stock options/warrants
  (Treasury Stock Method at greater of
  average or end of period market value)            ------         2,236
                                               -----------   -----------
 Total for fully diluted earnings per share      3,741,697     4,214,578
                                               ===========   ===========

 LOSS
  Loss for primary earnings per share:
 Net loss                                      $   600,200   $(3,822,508)
                                               ===========   ===========
  Loss for fully diluted earnings per share:
 Net loss                                      $   600,200   $(3,822,508)
 Interest, net of income taxes, on 10 1/2%
  convertible subordinated debentures               ------       543,375
 Amortization of loan origination fees, net
  of income taxes                                   ------        57,600
                                               -----------   -----------
 Net loss for fully diluted
  earnings per share                           $   600,200   $(3,221,533)
                                               ===========   ===========

 LOSS PER SHARE
  Primary                                      $      0.16   $     (1.05)
  Fully diluted                                       0.16         (0.76)

                                                                     EXHIBIT 23



                        CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statement No. 33-39755 of Hitox Corporation and subsidiaries on Form S-8 of our report dated March 15, 1995 appearing in this Annual Report on Form 10-KSB of Hitox Corporation for the year ended December 31, 1995.







DELOITTE & TOUCHE


San Antonio, Texas
March 2, 1996