Form 10QSB
period 1996-03-31
HITOX CORPORATION OF AMERICA
filed 1996-05-13
CIK 842295

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                  FORM 10-QSB
(Mark One)
         [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                      OR
         [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
                    For the transition period from       to
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
           Yes [ X ]               No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.25 par value                     3,657,487
            (Class)                      (Outstanding as of April 15, 1996)

Transitional Small Business Disclosure Format (check one):
           Yes [   ]               No [ X ]

                         HITOX CORPORATION OF AMERICA

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I.      Financial Information

             Item 1.   Financial Statements (Unaudited)

                       Condensed Balance Sheets--
                       March 31, 1996 and December 31, 1995                3-4

                       Condensed Statements of Income--
                       three months ended March 31, 1996 and 1995          5

                       Condensed Statements of Cash Flows--
                       three months ended March 31, 1996 and 1995          6

                       Notes to Condensed Financial
                       Statements                                          7-8

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       9-10

PART II.     Other Information

             Item 6.   Exhibits and Reports on Form 8-K                    11

             Signatures                                                    11

                            HITOX CORPORATION OF AMERICA
                              CONDENSED BALANCE SHEETS
                        MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (in thousands)

                                                    March 31, 1996        December 31,
                                                      (Unaudited)             1995
                                                    --------------       --------------
ASSETS

Current assets:
  Cash and cash equivalents                         $          112       $          828
  Trade accounts receivable; no allowance for
    doubtful accounts considered necessary                   1,703                1,130
  Other receivables                                             34                   28
  Inventories:
    Raw materials                                            2,588                2,923
    Finished goods                                             948                1,141
    Supplies                                                    88                   90
                                                    --------------       --------------
      Total inventories                                      3,624                4,154
  Other current assets                                         128                   36
                                                    --------------       --------------
      Total current assets                                   5,601                6,176

Property, plant and equipment                                9,034                8,983
Accumulated depreciation                                    (4,794)              (4,645)
                                                    --------------       --------------
                                                             4,240                4,338

Other assets                                                   157                  171
                                                    --------------       --------------
                                                    $        9,998       $       10,685
                                                    ==============       ==============

See Notes to Condensed Financial Statements

                            HITOX CORPORATION OF AMERICA
                              CONDENSED BALANCE SHEETS
                        MARCH 31, 1996 AND DECEMBER 31, 1995
                          (in thousands, except par value)

                                                    March 31, 1996        December 31,
                                                     (Unaudited)              1995
                                                    --------------       --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $          823       $        1,254
  Accrued expenses                                             236                  538
  Current maturities of long-term debt                          60                   59
                                                    --------------       --------------
    Total current liabilities                                1,119                1,851

Subordinated debentures - related party                      5,000                5,000
Other long-term debt, excluding current maturities             390                  406
                                                    --------------       --------------
    Total liabilities                                        6,509                7,257

Commitments and contingencies

Shareholders' equity:
  Common stock $.25 par value; authorized
     10,000 shares; 3,657 shares outstanding
     after deducting 88 shares held in treasury                936                  936
  Additional paid-in capital                                10,603               10,603
  Accumulated deficit                                       (8,007)              (8,068)
                                                    --------------       --------------
                                                             3,532                3,471
  Less: cost of treasury stock                                 (43)                 (43)
                                                    --------------       --------------
    Total shareholders' equity                               3,489                3,428
                                                    --------------       --------------
                                                    $        9,998       $       10,685
                                                    ==============       ==============

See Notes to Condensed Financial Statements

                            HITOX CORPORATION OF AMERICA
                           CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                      (in thousands, except per share amounts)
                                                            Three Months Ended
                                                                 March 31,
                                                    -----------------------------------
                                                         1996                 1995
                                                    --------------       --------------
Net Sales                                           $        2,702       $        2,668
Costs and expenses:
   Cost of products sold                                     1,971                1,915
   Selling, administrative and general                         516                  495
                                                    --------------       --------------
      Operating income                                         215                  258

Other income (expenses):
   Interest income                                               3                   24
   Interest expense                                           (144)                (171)
   Other, net                                                  (13)                  (8)
                                                    --------------       --------------
      Income before income tax                                  61                  103

Provision for income tax                                        --                   --
                                                    --------------       --------------
  NET INCOME                                        $           61       $          103
                                                    ==============       ==============

Income per common share:
  Primary                                           $         0.02       $         0.03
  Fully diluted                                               0.02                 0.03


Weighted average common shares and
  equivalents outstanding:
  Primary                                                    3,718                3,665
  Fully diluted                                              3,719                3,682

See Notes to Condensed Financial Statements

                            HITOX CORPORATION OF AMERICA
                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)
                                                                      Three Months Ended
                                                                          March 31,
                                                            --------------------------------
                                                                 1996              1995
                                                            --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $           61    $          103
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                      163               176
    Inventory valuation charge                                           4                10
    Other                                                               --                 6
  Changes in working capital:
    Receivables                                                       (579)             (425)
    Inventories                                                        526                15
    Other current assets                                               (92)               29
    Accounts payable and accrued expenses                             (733)              399
                                                            --------------     -------------
      Net cash (used in) provided by operating activities             (650)              313
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                           (51)              (67)
                                                            --------------     -------------
      Net cash used in investing activities                            (51)              (67)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                           (15)               --
  Proceeds from long-term debt                                          --                17
  Net payments on revolving line of credit                              --            (2,267)
                                                            --------------     -------------
      Net cash used in financing activities                            (15)           (2,250)


NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                    (716)           (2,004)
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                                             828             2,483
                                                            --------------     -------------
    AT END OF PERIOD                                        $          112     $         479
                                                            ==============     =============
Supplemental disclosure of cash flow information:
    Interest paid                                           $          100     $          45
    Income tax refunds                                                  --                38

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Accounting Policies

     Basis of Presentation

     The interim financial statements of Hitox Corporation of America (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All adjustments are of a normal and recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1995 Annual Report on Form 10-KSB.

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

     Reclassification

     Certain reclassifications have been made to prior years' condensed financial statements to conform to present reporting classifications.

     Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company will not adopt FASB Statement No. 123, Accounting for Stock-Based Compensation and will continue to account for stock option grants in accordance with APB Opinion No. 25. FASB Statement 123 requires certain disclosures about stock-based compensation plans for all companies regardless of the method used to account for them. Effective in 1996 calendar year-end financial statements, companies that continue to apply APB 25 will be required to disclose pro forma information as if the measurement provisions of Statement 123 had been adopted in their entirety.

2.   Debt

     On August 31, 1995, the Company entered into a new loan agreement (the "Loan Agreement") with NationsBank of Texas, N.A., (the "Bank"). The Loan Agreement extends the maturity of a mortgage note on the Company's headquarters building which had a principal balance of $450,000 on March 31, 1996. The mortgage note is payable in 77 equal monthly installments of $8,390 each, including principal and interest, at an interest rate of 9.5%, and matures February 28, 2002. The Loan Agreement also increases the amount of the Company's revolving line of credit from $1,400,000 to $2,000,000, and extends the maturity date until April 30, 1997. The line of credit provides for monthly interest payments on any outstanding principal balance at an interest rate of the Bank's prime rate plus 1%. The Company had no outstanding balance on the line of credit at March 31, 1996. Both the line of credit and the mortgage note are secured by the office building, inventory and accounts receivable. The Loan Agreement imposes financial covenants specifying minimum working capital, tangible net worth, current ratio, and fixed charge coverage ratio, as well as a maximum ratio of total debt to capital funds. The covenants are required to be calculated at the end of each quarter. The Company was in compliance with all covenants for the quarter ended March 31, 1996.

     The Company has $5,000,000 outstanding in subordinated debenture notes (the "Debentures"), due June 15, 1999, interest payable monthly, with $500,000 quarterly principal repayments to begin on September 15, 1997. The Company was in compliance with all covenants under the Debenture's governing instrument for the quarter ended March 31, 1996.

3.   Commitments

     The Company purchases raw materials under a supply agreement (the "Supply Agreement"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The Company anticipates that it will need and take delivery of the quantities stipulated in the Supply Agreement.

4.   Subsequent Events

     On May 7, 1996 the Company announced that it has entered into a stock purchase agreement with a Malaysian company, Syarikat Megawati Sdn. Bhd. ("Syarikat Megawati"), which provides that the Company will issue one million shares of its common stock to Syarikat Megawati for $4.00 per share, which is a premium over recent average market prices. The transaction is subject to approval by the Malaysian Central Bank, and if approved, is expected to close in approximately 30 days. The Company intends to use the $4,000,000 proceeds to reduce its outstanding $5,000,000 subordinated debt to $1,000,000. This will result in a reduction in interest expense for long term debt of $35,000 per month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the first quarter of 1996 were $2,702,000 compared with $2,668,000 for the same quarter in 1995, an increase of $34,000. The increase in sales was accomplished in spite of a slow start to the year caused partly by severe weather in much of the nation.

Gross Profit:

     Gross profit for the first quarter of 1996 was $731,000, compared with $753,000 for the first quarter of 1995. The decrease in gross profit in 1996 on higher sales was the result of higher raw material costs. The increase in raw material costs was anticipated and the upward trend in those costs should have reached a plateau for 1996. Gross profit as a percentage of sales decreased slightly to 27.1% in the first quarter this year as compared to 28.2% in the same quarter last year.

Expenses:

     Total selling, administrative and general expenses increased from $495,000 during the first quarter of 1995, to $516,000 for the first quarter of 1996. This increase is attributed primarily to an expansion of the sales force which was announced last year.

Interest Income:

     In 1996, excess funds deposited in short-term interest bearing investments resulted in interest income of $3,000. During the first quarter of 1995, excess funds were deposited in short-term interest bearing investments resulting in interest income of $4,000. The remaining $20,000 resulted from a one time foreign currency transaction gain.

Interest Expense:

     Interest expense decreased $27,000 in the first quarter of 1996 as compared with the same quarter last year. Interest expense was higher in 1995 primarily because the Company was paying additional interest on accrued, overdue and unpaid interest related to its $5,000,000 subordinated debentures. All overdue interest was paid by September of 1995, and the Company has been current on its interest payments since that time.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet continues to be strong, with working capital increasing to $4,482,000 at March 31, 1996 from $4,325,000 at December 31, 1995. Cash and cash equivalents decreased $716,000 during the first quarter of 1996, primarily due to payments for raw material. Accounts receivable have increased in the first quarter of 1996 as sales have increased each month. Inventories have decreased by $530,000 during the first quarter of 1996, as sales exceeded production for the quarter.

     The Company on an ongoing basis will finance its operations principally through cash flows generated by operations, through bank financing and through cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a supply agreement (the "Supply Agreement") with its former subsidiary, Malaysian Titanium Corporation. The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The Company anticipates that it will need and take delivery of the quantities stipulated in the Supply Agreement.

     On August 31, 1995, the Company entered into a new loan agreement (the "Loan Agreement") with NationsBank of Texas, N.A., (the "Bank"). The Loan Agreement extends the maturity of a mortgage note on the Company's headquarters building which had a principal balance of $450,000 on March 31, 1996. The mortgage note is payable in 77 equal monthly installments of $8,390 each, including principal and interest, at an interest rate of 9.5%, and matures February 28, 2002. The Loan Agreement also increases the amount of the Company's revolving line of credit from $1,400,000 to $2,000,000, and extends the maturity date until April 30, 1997. The line of credit provides for monthly interest payments on any outstanding principal balance at an interest rate of the Bank's prime rate plus 1%. The Company had no outstanding balance on the line of credit at March 31, 1996. However, the Company does expect to utilize the line of credit more in 1996 than it did in 1995, and the present line of credit is expected to be adequate for the Company's needs in 1996.

     The Company owes $5,000,000 in subordinated debt (the "Debentures"). The Company has executed an agreement for the sale of 1,000,000 shares of its common stock for $4,000,000, the proceeds of which would be used to pre-pay principal on the Debentures. (See Note 4 of the Notes to Condensed Financial Statements).

                                    PART II


Item 5.   Other Information

     On May 7, 1996 the Company announced that it has entered into a stock purchase agreement with a Malaysian company, Syarikat Megawati Sdn. Bhd. ("Syarikat Megawati"), which provides that the Company will issue one million shares of its common stock to Syarikat Megawati for $4.00 per share, which is a premium over recent average market prices. Syarikat Megawati is the majority owner of Malaysian Titanium Corporation ("MTC"), which the Company divested in 1994. The transaction further strengthens the Company's strategic alliance with Syarikat Megawati, since the Company purchases the raw material for its primary product, HITOX pigment, under a supply agreement with MTC, and has appointed MTC as its distributor for HITOX pigments in the Pacific Rim. The transaction is subject to approval by the Malaysian Central Bank, and if approved, is expected to close in approximately 30 days.

     The Company intends to use the $4,000,000 proceeds to reduce its outstanding $5,000,000 subordinated debt to $1,000,000. This would result in a reduction in interest expense for long term debt of $35,000 per month.

Item 6.   Exhibits and Reports on Form 8-K
                                                   Page No.
                                                   --------

(a)  Exhibit 11 - Earnings per share                  12
     Exhibit 27 - Financial Data Schedule             13

(b)  Reports on Form 8-K                             None





Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitox Corporation of America
- --------------------------------------
(Registrant)

Date:     May 13, 1996                    THOMAS A. LANDSHOF
       -----------------            ---------------------------------
                                     Thomas A. Landshof, President and
                                     Chief Executive Officer

Date:     May 13, 1996                     CRAIG A. SCHKADE
       -----------------            ---------------------------------
                                     Craig A. Schkade, Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)

                            Hitox Corporation of America                             Exhibit 11
                       Computation of Earnings Per Share (EPS)
                      (in thousands, except per share amounts)
                                    (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                    -----------------------------------
                                                         1996                 1995
                                                    --------------       --------------
WEIGHTED AVERAGE SHARES OUTSTANDING
  Common Stock                                               3,657                3,657
  Common Stock Equivalents, assumed exercise
    of stock options and warrants (Treasury
    Stock Method at average market value)                       61                    8
                                                    --------------       --------------
      Total for Primary EPS                                  3,718                3,665

  Assumed exercise of stock options and warrants
    (Treasury Stock Method at greater of average
    or end of period market value)                               1                   17
                                                    --------------       --------------
      Total for Fully Diluted EPS                            3,719                3,682

INCOME

  Income for primary EPS:
    Net income                                      $           61       $          103

  Income for fully diluted EPS:
    Net income                                      $           61       $          103

INCOME PER SHARE

  Primary                                           $         0.02       $         0.03
  Fully Diluted                                               0.02                 0.03