Form 10QSB
period 1996-06-30
HITOX CORPORATION OF AMERICA
filed 1996-08-12
CIK 842295

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                  FORM 10-QSB
(Mark One)
         [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996
                                      OR
         [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
                    For the transition period from       to
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
           Yes [ X ]               No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.25 par value                     4,657,487
            (Class)                      (Outstanding as of July 18, 1996)

Transitional Small Business Disclosure Format (check one):
           Yes [   ]               No [ X ]

                         HITOX CORPORATION OF AMERICA

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I.      Financial Information

             Item 1.   Financial Statements (Unaudited)

                       Condensed Balance Sheets--
                       June 30, 1996 and December 31, 1995                3-4

                       Condensed Statements of Income--
                       three months ended June 30, 1996 and 1995 and
                       six months ended June 30, 1996 and 1995            5

                       Condensed Statements of Cash Flows--
                       six months ended June 30, 1996 and 1995            6

                       Notes to Condensed Financial
                       Statements                                         7-9

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      10-12

PART II.     Other Information

             Item 6.   Exhibits and Reports on Form 8-K                   13

             Signatures                                                   13

                          HITOX CORPORATION OF AMERICA AND SUBSIDIARIES
                                    CONDENSED BALANCE SHEETS
                               JUNE 30, 1996 AND DECEMBER 31, 1995
                                         (in thousands)

                                                          June 30, 1996             December 31,
                                                           (Unaudited)                 1995
                                                       -------------------      -------------------
ASSETS

Current assets:
  Cash and cash equivalents                            $             4,335      $               828
  Trade accounts receivable; no allowance for
    doubtful accounts considered necessary                           1,615                    1,130
  Other receivables                                                     45                       28
  Inventories:
    Raw materials                                                    3,546                    2,923
    Finished goods                                                     798                    1,141
    Supplies                                                            85                       90
                                                       -------------------      -------------------
      Total inventories                                              4,429                    4,154
  Other current assets                                                 112                       36
                                                       -------------------      -------------------
      Total current assets                                          10,536                    6,176

Property, plant and equipment                                        9,073                    8,983
Accumulated depreciation                                            (4,940)                  (4,645)
                                                       -------------------      -------------------
                                                                     4,133                    4,338

Other assets                                                           142                      171
                                                       -------------------      -------------------
                                                       $            14,811      $            10,685
                                                       ===================      ===================

See Notes to Condensed Financial Statements

                                  HITOX CORPORATION OF AMERICA
                                    CONDENSED BALANCE SHEETS
                               JUNE 30, 1996 AND DECEMBER 31, 1995
                                (in thousands, except par value)
                                                          June 30, 1996          December 31,
                                                           (Unaudited)               1995
                                                       -------------------    -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $             1,399  $               1,254
  Accrued expenses                                                     332                    538
  Current maturities of long-term debt                                  61                     59
                                                       -------------------    -------------------
    Total current liabilities                                        1,792                  1,851

Subordinated debentures - related party                              5,000                  5,000
Other long-term debt, excluding current maturities                     374                    406
                                                       -------------------    -------------------
    Total liabilities                                                7,166                  7,257

Commitments and contingencies

Shareholders' equity:
  Common stock $.25 par value; authorized 10,000
     shares; shares outstanding after deducting 88
     shares held in treasury, 4,657 at June 30, 1996
     and 3,657 at December 31, 1995, respectively                    1,186                    936
  Additional paid-in capital                                        14,341                 10,603
  Accumulated deficit                                               (7,839)                (8,068)
                                                       -------------------    -------------------
                                                                     7,688                  3,471
  Less: cost of treasury stock                                         (43)                   (43)
                                                       -------------------    -------------------
    Total shareholders' equity                                       7,645                  3,428
                                                       -------------------    -------------------
                                                       $            14,811    $            10,685
                                                       ===================    ===================

See Notes to Condensed Financial Statements

                                    HITOX CORPORATION OF AMERICA
                                   CONDENSED STATEMENTS OF INCOME
                                             (Unaudited)
                              (in thousands, except per share amounts)
                                             Three Months Ended                Six Months Ended
                                                   June 30,                         June 30,
                                        ------------------------------   ------------------------------
                                             1996             1995            1996             1995
                                        -------------    -------------   -------------    -------------
Net Sales                               $       2,953    $       3,204   $       5,655    $       5,872
Costs and expenses:
   Cost of products sold                        2,067            2,122           4,038            4,037
   Selling, administrative and general            570              645           1,086            1,140
                                         ------------     ------------    ------------     ------------
      Operating income                            316              437             531              695

Other income (expenses):
   Interest income                                  5                8               8               32
   Interest expense                              (143)            (159)           (287)            (330)
   Other, net                                     (10)              (9)            (23)             (17)
                                         ------------     ------------    ------------     ------------
      Income before income tax                    168              277             229              380

Provision for income tax                           --                1              --                1
                                         ------------     ------------    ------------     ------------
  NET INCOME                             $        168     $        276    $        229     $        379
                                         ============     ============    ============     ============

Income per common share:
  Primary                                $       0.04     $       0.07    $       0.06     $       0.10
  Fully diluted                                  0.04             0.07            0.06             0.10

Weighted average common shares and
  equivalents outstanding:
  Primary                                       3,805            3,772           3,764            3,713
  Fully diluted                                 3,865            3,772           3,837            3,733

See Notes to Condensed Financial Statements

                                   HITOX CORPORATION OF AMERICA
                                CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                          (in thousands)
                                                                         Six Months Ended
                                                                             June 30,
                                                             --------------------------------------
                                                                    1996                 1995
                                                             -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $             229    $             379
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                          325                  349
    Inventory valuation charge                                               4                   --
    Other                                                                   --                    6
  Changes in working capital:
    Receivables                                                           (502)                (681)
    Inventories                                                           (279)                 (27)
    Other current assets                                                   (76)                  31
    Accounts payable and accrued expenses                                  (61)                 715
                                                             -----------------    -----------------
      Net cash (used in) provided by operating activities                 (360)                 772
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                               (91)                (120)
                                                             -----------------    -----------------
      Net cash used in investing activities                                (91)                (120)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                               (30)                 (31)
  Net payments on revolving line of credit                                  --               (2,267)
  Proceeds from the issuance of common stock                             3,988                   --
                                                             -----------------    -----------------
      Net cash provided by (used in) financing activities                3,958               (2,298)


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       3,507               (1,646)
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                                                 828                2,483
                                                             -----------------    -----------------
    AT END OF PERIOD                                         $           4,335    $             837
                                                             =================    =================
Supplemental disclosure of cash flow information:
    Interest paid                                            $             244    $             510
    Income taxes paid                                                        3                    1
    Income tax refunds received                                             --                   39

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

2.   Debt

     On August 31, 1995, the Company entered into a new loan agreement (the "Loan Agreement") with NationsBank of Texas, N.A., (the "Bank"). The Loan Agreement extends the maturity of a mortgage note on the Company's headquarters building which had a principal balance of $435,000 on June 30, 1996. The mortgage note is payable in 77 equal monthly installments of $8,390 each, including principal and interest, at an interest rate of 9.5%, and matures February 28, 2002. The Loan Agreement also increases the amount of the Company's revolving line of credit from $1,400,000 to $2,000,000, and extends the maturity date until April 30, 1997. The line of credit provides for monthly interest payments on any outstanding principal balance at an interest rate of the Bank's prime rate plus 1%. The Company had no outstanding balance on the line of credit at June 30, 1996. Both the line of credit and the mortgage note are secured by the office building, inventory and accounts receivable. The Loan Agreement contains covenants which, among other things, require maintenance of certain financial ratios. The Company was in compliance with all covenants for the quarter ended June 30, 1996.

     On June 30, 1996, the Company had $5,000,000 outstanding in subordinated debenture notes (the "Debentures"), due June 15, 1999, interest payable monthly, with $500,000 quarterly principal repayments to begin on September 15, 1997. The Company was in compliance with all covenants under the Debenture's governing instrument for the quarter ended June 30, 1996.

3.   Commitments

     The Company purchases raw materials under a supply agreement (the "Supply Agreement"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The Company anticipates that it will need and take delivery of the quantities stipulated in the Supply Agreement.

4.   Sale of Common Stock and Partial Prepayment of Debentures

     On June 26, 1996, the Company completed the previously announced sale of 1,000,000 shares of common stock at $4.00 per share to Syarikat Megawati Sdn. Bhd. ("Syarikat Megawati"). Syarikat Megawati is the majority owner of Malaysian Titanium Corporation, which supplies the Company with its primary raw material, synthetic rutile. The $4,000,000 proceeds from the sale were used to prepay $4,000,000 of the outstanding principal balance on the Debentures on July 1, 1996.

5.   Subsequent Events

     On July 31, 1996, the Company executed an amended loan agreement with the Bank (the "Amended Loan Agreement"). The Amended Loan Agreement provides a new $1,000,000 term loan (the "Term Loan") to the Company, with an interest rate of 8.17% per annum. The repayment terms of the Term Loan provide for monthly payments of interest only until December 31, 1996, with monthly payments of principal and interest of $31,415 beginning January 31, 1997, with the final payment due on January 31, 2000. The proceeds of the Term Loan were used to prepay the remaining $1,000,000 principal balance on the Debentures on July 31, 1996. Also as part of the Amended Loan Agreement, the expiration date of the Company's line of credit was extended from April 30, 1997 to April 30, 1998, and the interest rate was reduced from the Bank's prime rate plus 1.0% to the Bank's prime rate plus 0.75%. The Amended Loan Agreement also reduces the interest rate on the mortgage note on the building which includes the Company's corporate headquarters from 9.5% to 9.0%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the second quarter of 1996 were $2,953,000 as compared to $3,204,000 for the same quarter in 1995. Total net sales for the six months ended June 30, 1996 were $5,655,000 compared with $5,872,000 for the same period in 1995. The three month and six month decreases of approximately $251,000 and $217,000, respectively, are due to decreases in sales quantities, which are a result of general softness in the titanium dioxide pigment market, both domestically and abroad, as well as continued weakness in the PVC market. Titanium dioxide prices have fallen on weak demand as users have worked off excess inventories purchased in 1995.

Gross Profit:

     Gross profit for the second quarter of 1996 was $886,000, as compared to $1,082,000 for the second quarter of 1995, a decrease of $196,000. Gross profit as a percentage of sales decreased to 30.0% in the second quarter this year as compared to 33.8% in the same quarter last year. The year to date gross profit for the six months ended June 30, 1996 was $1,617,000, or 28.6% of net sales compared with $1,835,000, or 31.3% of net sales for the same period of 1995. The decrease in gross profit percentage for 1996 compared with 1995 is primarily the result of higher raw material costs in 1996, which had been expected.

Expenses:

     Total selling, administrative and general expenses declined from $645,000 during the second quarter of 1995, to $570,000 for the second quarter of 1996, representing a decrease of approximately 11.6%. Total selling, administrative and general expenses decreased from $1,140,000 during the six months ended June 30, 1995, to $1,086,000 for the same period of 1996, representing approximately a 4.7% decrease. The net decrease in 1996 total selling, administrative and general expenses compared with 1995 was accomplished in spite of an increase in selling expenses for 1996, which was more than offset by a decrease in administrative and general expenses, primarily from reductions in professional fees and other cost reductions.

Interest Income:

     During the second quarter of 1996, excess funds were deposited in short-term interest bearing investments resulting in interest income of $5,000. Total interest income for the six months ended June 30, 1996 was $8,000. Interest income for the second quarter and first half of 1995 was $8,000 and $32,000, respectively. Included in the six month total for 1995 is $20,000 resulting from a one time foreign currency transaction gain.

Interest Expense:

     Interest expense decreased $16,000 in the second quarter of 1996 as compared with the same quarter last year. For the six month period ended June 30, 1996, interest expense decreased $43,000, compared with 1995. Interest expense was higher in 1995 because the Company accrued additional interest on unpaid interest related to its subordinated debentures (the "Debentures"), because the Company's bank prohibited making payments to the Debenture holders. That situation was resolved with the signing of a new loan agreement in August of 1995. In 1996, all scheduled payments to the Debenture holders have been timely made.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax. Provision for income tax was $1,000 for the three months and six months ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     At the end of June, the Company completed the previously announced sale of 1,000,000 shares of common stock at $4.00 per share. The result was an unusually large working capital position at June 30, 1996 of $8,744,000, which included $4,335,000 in cash. The cash balance was drawn down to prepay $4,000,000 in outstanding 10.5% subordinated debentures at par on July 1, 1996. After considering the effect of the payoff of the Debentures on July 1, the Company's cash balance at June 30, 1996 would have been $335,000. The Company used a net $360,000 of cash in operating activities for the six months ended June 30, 1996, primarily as a result of changes in working capital. Accounts receivable increased at June 30, 1996 compared with December 31, 1995, due to higher sales volumes, and inventory has increased due to the seasonal increase in raw material purchases.

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

     On August 31, 1995, the Company entered into a new loan agreement (the "Loan Agreement") with NationsBank of Texas, N.A., (the "Bank"). The Loan Agreement extends the maturity of a mortgage note on the Company's headquarters building which had a principal balance of $435,000 on June 30, 1996. The mortgage note is payable in 77 equal monthly installments of $8,390 each, including principal and interest, at an interest rate of 9.5%, and matures February 28, 2002. The Loan Agreement also increases the amount of the Company's revolving line of credit from $1,400,000 to $2,000,000, and extends the maturity date until April 30, 1997. The line of credit provides for monthly interest payments on any outstanding principal balance at an interest rate of the Bank's prime rate plus 1%. The Company had no outstanding balance on the line of credit at June 30, 1996.

     The Company owed $5,000,000 in subordinated debt (the "Debentures") at June 30, 1996. On July 1, 1996, the Company prepaid $4,000,000 of principal on the Debentures using proceeds from the sale of common stock. (See Note 4 of the Notes to Condensed Financial Statements).

     On July 31, 1996, the Company executed an amended loan agreement with the Bank (the "Amended Loan Agreement"). The Amended Loan Agreement provides a new $1,000,000 term loan (the "Term Loan") to the Company, with an interest rate of 8.17% per annum. The repayment terms of the Term Loan provide for monthly payments of interest only until December 31, 1996, with monthly payments of principal and interest of $31,415 beginning January 31, 1997, with the final payment due on January 31, 2000. The proceeds of the Term Loan were used to prepay the remaining $1,000,000 principal balance on the Debentures on July 31, 1996. Also as part of the Amended Loan Agreement, the expiration date of the Company's line of credit was extended from April 30, 1997 to April 30, 1998, and the interest rate was reduced from the Bank's prime rate plus 1.0% to the Bank's prime rate plus 0.75%. The Amended Loan Agreement also reduces the interest rate on the mortgage note on the building which includes the Company's corporate headquarters from 9.5% to 9.0%.

                                    PART II


Item 6.   Exhibits and Reports on Form 8-K
                                                  Page No.
                                                  --------

(a) Exhibit 10 - First Amendment to Loan Agreement   14

    Exhibit 11 - Earnings per share                  17

    Exhibit 27 - Financial Data Schedule             18

(b) Reports on Form 8-K:                            None



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitox Corporation of America
- --------------------------------------
(Registrant)

Date:  August 12, 1996                    THOMAS A. LANDSHOF
       -----------------            ---------------------------------
                                     Thomas  A.  Landshof,  President  and
                                     Chief Executive Officer

Date:  August 12, 1996                     CRAIG A.SCHKADE
       -----------------            ---------------------------------
                                     Craig  A.  Schkade,  Chief  Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)

                                                                    Exhibit 10

                       FIRST AMENDMENT TO LOAN AGREEMENT


     This is a First Amendment to a Loan Agreement by and among HITOX CORPORATION OF AMERICA, a Delaware corporation ("Borrower") and NATIONSBANK OF TEXAS, N.A., a national banking association ("NationsBank").

     Borrower has entered into a loan agreement with NationsBank dated August 31, 1995, ("Loan Agreement"). Words which are capitalized herein which are defined in the Loan Agreement shall have the same meanings as in the Loan Agreement. Borrower has requested NationsBank to make an additional loan to it and to modify the Revolving Note and Term Note as set forth herein.

     NOW, THEREFORE, for valuable consideration, Borrower and NationsBank mutually agree that the Loan Agreement shall be, and is hereby, amended as follows:

     1. Amendment to Paragraph 1.1. Paragraph 1.1 of the Loan Agreement is amended to change "April 30, 1997" in the fourth line to "April 30, 1998," and to substitute the promissory note which is attached as Exhibit A hereunto, with a reduction in the interest rate from the prior note, as the "Revolving Note" referred to in the Loan Agreement.

     2. Amendment to Paragraph 1.5. Paragraph 1.5 of the Loan Agreement is amended to read as follows:

          1.5 Term Loan. NationsBank is the owner of a promissory note dated June 27, 1988 from Borrower to Corpus Christi National Bank in the original principal amount of $750,000, which has been modified by Modifications of Promissory Note dated June 1, 1989, November 30, 1990 and August 31, 1995 (as modified herein, the "Term Note"). NationsBank agrees to lower the interest rate specified in the Term Note as indicated in the Modification of Note which is attached as Exhibit C-1.

     3. Addition of Paragraph 1.5a. Section I of the Loan Agreement is amended to add the following as a new Paragraph 1.5a:

          1.5a. Additional Term Loan. NationsBank agrees to lend Borrower the sum of $1,000,000, which shall be evidenced by the promissory note which is attached as Exhibit E, to which reference is here made for all purposes ("Additional Term Note").

     4. Modification of Paragraph 1.7. Paragraph 1.7 of the Loan Agreement is amended to add ",the Additional Term Note) after "Revolving Note" in the second line, and to change "Exhibits A and C" to "Exhibits A, C-1 and E" in the seventh line.

     5. Modification of Paragraph 4.10. Paragraph 4.10 of the Loan Agreement is amended to change "the lesser of $500,000 or a number which is equal to the prior year's annual depreciation and net profit less all scheduled principal payments on the Notes and all other loan obligations during 1996 and each successive year thereafter," to "$1,000,000,".

     6. Modification of Paragraph 4.17. Paragraph 4.17 of the Loan Agreement is amended to change "$3,000,000" in the third line to "$3,500,000."

     7. Modification of Paragraph 4.18. Paragraph 4.18 of the Loan Agreement is amended to change "$2,800,000" in the second line to "$7,000,000 on December 31, 1996, increasing by $250,000 on each annual anniversary date thereof (i.e., $7,250,000 on December 31, 1997, $7,500,000 on December 31, 1998, etc.)."

     8. Deletion of Paragraph 4.19. Paragraph 4.19 of the Loan Agreement is deleted in its entirety.

     9. Modification of Paragraph 4.20. Paragraph 4.20 of the Loan Agreement is amended to change "0.6" in the third line to "0.75".

     10. Financial Statements; Litigation. Borrower represents to NationsBank that all financial statements which have been furnished to NationsBank are correct and complete in all material respects, and fairly represent the financial condition of Borrower on the dates thereof or for the periods specified therein, and that no material adverse change has occurred since the date of the latest of such financial statements. No litigation, arbitration proceedings or governmental or regulatory proceedings are pending or threatened against Borrower which, if adversely determined, would be likely to adversely affect Borrower's financial condition or the legality, validity or enforceability of the Loan Agreement, Notes or Security Documents.

     11. Prior Documents. Borrower ratifies and confirms that all of the representations and warranties, covenants, events of default and other provisions of the Loan Agreement are true and correct and remain in full force and effect, as of the date hereof. Borrower further ratifies and confirms that all of the Security Documents shall also remain in full force and effect until the Notes are paid in full.

     12. RELEASE. For valuable consideration received to the full satisfaction of Borrower, Borrower waives and releases any and all causes of action against NationsBank, its agents and employees, for all acts and omissions which have occurred prior to the signing of this First Amendment to Loan Agreement, including but not limited to all causes of action for claims of usury, fraud, deceit, misrepresentation, conspiracy, unconscionability, duress, economic duress, defamation, control, interference with corporate governance, tortious interference with contractual and business relationships, conflicts of interest, misuse of insider information, concealment, disclosure, secrecy, misuse of collateral, wrongful release of collateral, failure to inspect, environmental due diligence, negligent loan processing and administration, wrongful setoff, violations of statutes and regulations of governmental entities and agencies (both civil and criminal), racketeering activities, security and antitrust violations, tying arrangements, deceptive trade practices (to the maximum extent permitted by law), and breach or abuse of any alleged fiduciary duty, special relationship, course of conduct and/or obligation of good faith and fair dealing. NationsBank and Borrower further agree that the amount of their damages in all causes of action, including causes of action arising after the date hereof, shall be limited to exclude all
(i) punitive and exemplary damages, (ii) damages attributable to lost profits or opportunity, (iii) damages attributable to mental anguish and (iv) damages attributable to pain and suffering, and the parties do hereby waive and release all such damages with respect to any and all causes of action which may arise at any time against any other party, their agents and employees.

     13. THE WRITTEN LOAN AGREEMENT AS AMENDED, THE NOTES AND ALL CURRENTLY AND PREVIOUSLY EXECUTED SECURITY DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     Dated:    July 31, 1996.

                          BORROWER:

                          HITOX CORPORATION OF AMERICA


                          By: THOMAS A. LANDSHOF
                              -------------------------------------
                              Thomas A. Landshof, President and CEO


                          NATIONSBANK:

                          NATIONSBANK OF TEXAS, N.A.


                          By: WILLIAM HULSEY
                              -------------------------------------
                              William Hulsey, Vice President

                             Hitox Corporation of America                               Exhibit 11
                        Computation of Earnings Per Share (EPS)
                       (in thousands, except per share amounts)
                                      (Unaudited)
                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                -------------------------      ------------------------
                                                   1996            1995           1996           1995
                                                ---------       ---------      ---------      ---------
WEIGHTED AVERAGE SHARES OUTSTANDING
  Common Stock                                      3,712           3,657          3,685          3,657
  Common Stock Equivalents, assumed exercise
    of stock options and warrants (Treasury
    Stock Method at average market value)              93             115             79             56
                                                ---------       ---------      ---------      ---------
      Total for Primary EPS                         3,805           3,772          3,764          3,713

  Assumed exercise of stock options and
    warrants (Treasury Stock Method at
    greater of average or end of period
    market value)                                      60              --             73             20
                                                ---------       ---------      ---------      ---------
      Total for Fully Diluted EPS                   3,865           3,772          3,837          3,733

INCOME

  Income for primary EPS:
    Net income                                  $     168       $     276      $     229      $     379

  Income for fully diluted EPS:
    Net income                                        168             276            229            379

INCOME PER SHARE

  Primary                                       $    0.04       $    0.07      $    0.06      $    0.10
  Fully Diluted                                      0.04            0.07           0.06           0.10