Form 10QSB
period 1996-09-30
HITOX CORPORATION OF AMERICA
filed 1996-11-12
CIK 842295

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                  FORM 10-QSB
(Mark One)
         [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                                      OR
         [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
                    For the transition period from       to
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
           Yes [ X ]               No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.25 par value                     4,657,487
            (Class)                      (Outstanding as of October 16, 1996)

Transitional Small Business Disclosure Format (check one):
           Yes [   ]               No [ X ]

                         HITOX CORPORATION OF AMERICA

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.    Financial Information

           Item 1.   Financial Statements (Unaudited)

                     Condensed Balance Sheets--
                     September 30, 1996 and December 31, 1995              3-4

                     Condensed Statements of Income--
                     three months ended September 30, 1996 and 1995 and
                     nine months ended September 30, 1996 and 1995         5

                     Condensed Statements of Cash Flows--
                     nine months ended September 30, 1996 and 1995         6

                     Notes to Condensed Financial
                     Statements                                            7-8

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         9-11

PART II    Other Information

           Item 6.   Exhibits and Reports on Form 8-K                      12

           Signatures                                                      12

                                  HITOX CORPORATION OF AMERICA
                                    CONDENSED BALANCE SHEETS
                            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                         (in thousands)

                                                        September 30, 1996          December 31,
                                                           (Unaudited)                 1995
                                                        ------------------       -----------------
ASSETS

Current assets:
  Cash and cash equivalents                             $              543       $             828
  Trade accounts receivable; no allowance for
    doubtful accounts considered necessary                           1,494                   1,130
  Other receivables                                                      7                      28
  Inventories:
    Raw materials                                                    3,354                   2,923
    Finished goods                                                     873                   1,141
    Supplies                                                            82                      90
                                                        ------------------       -----------------
      Total inventories                                              4,309                   4,154
  Other current assets                                                  77                      36
                                                        ------------------       -----------------
      Total current assets                                           6,430                   6,176

Property, plant and equipment                                        9,101                   8,983
Accumulated depreciation                                            (5,087)                 (4,645)
                                                        ------------------       -----------------
                                                                     4,014                   4,338

Other assets                                                            26                     171
                                                        ------------------       -----------------
                                                        $           10,470       $          10,685
                                                        ==================       =================

See Notes to Condensed Financial Statements

                                  HITOX CORPORATION OF AMERICA
                                    CONDENSED BALANCE SHEETS
                            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                (in thousands, except par value)

                                                       September 30, 1996           December 31,
                                                           (Unaudited)                  1995
                                                       ------------------        -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $              807        $           1,254
  Accrued expenses                                                    315                      538
  Current maturities of long-term debt                                293                       59
                                                       ------------------        -----------------
    Total current liabilities                                       1,415                    1,851

Subordinated debentures - related party                                --                    5,000
Other long-term debt, excluding current maturities                  1,128                      406
                                                       ------------------        -----------------
    Total liabilities                                               2,543                    7,257

Commitments and contingencies

Shareholders' equity:
  Common stock $.25 par value; authorized 10,000
   shares; shares outstanding after deducting 88
   shares held in treasury, 4,657 at September 30, 1996
   and 3,657 at December 31, 1995, respectively                     1,186                      936
  Additional paid-in capital                                       14,341                   10,603
  Accumulated deficit                                              (7,557)                  (8,068)
                                                       ------------------        -----------------
                                                                    7,970                    3,471
  Less: cost of treasury stock                                        (43)                     (43)
                                                       ------------------        -----------------
    Total shareholders' equity                                      7,927                    3,428
                                                       ------------------        -----------------
                                                       $           10,470        $          10,685
                                                       ==================        =================

See Notes to Condensed Financial Statements

                                    HITOX CORPORATION OF AMERICA
                                   CONDENSED STATEMENTS OF INCOME
                                             (Unaudited)
                              (in thousands, except per share amounts)
                                            Three Months Ended               Nine Months Ended
                                                September 30,                  September 30,
                                        -----------------------------    ----------------------------
                                             1996            1995            1996             1995
                                        -------------   -------------   -------------   -------------
Net Sales                               $       3,198   $       2,818   $       8,853   $       8,690
Costs and expenses:
   Cost of products sold                        2,159           1,918           6,197           5,951
   Selling, administrative and general            616             542           1,702           1,686
                                        -------------   -------------   -------------   -------------
      Operating income                            423             358             954           1,053

Other income (expenses):
   Interest income                                  9               8              17              40
   Interest expense                               (33)           (149)           (320)           (479)
   Other, net                                      (2)            (13)            (25)            (30)
                                        -------------   -------------   -------------   -------------
Income before income tax
   and extraordinary item                         397             204             626             584

Provision for income tax                            3               2               3               3
                                        -------------   -------------   -------------   -------------
Income before extraordinary item                  394             202             623             581

Extraordinary item,
   early extinguishment of debt                  (112)             --            (112)             --
                                        -------------   -------------   -------------   -------------
NET INCOME                              $         282   $         202   $         511   $         581
                                        =============   =============   =============   =============

Income per common share:
  Income before extraordinary item      $        0.08   $        0.05   $        0.15   $        0.15
  Extraordinary item                            (0.02)             --           (0.02)             --
                                        -------------   -------------   -------------   -------------
  Net income                            $        0.06   $        0.05   $        0.13   $        0.15
                                        =============   =============   =============   =============

Weighted average common shares and
  equivalents outstanding:                      4,719           3,849           4,085           3,809

See Notes to Condensed Financial Statements

                                   HITOX CORPORATION OF AMERICA
                                CONDENSED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                          (in thousands)
                                                                        Nine Months Ended
                                                                          September 30,
                                                             -------------------------------------
                                                                    1996                1995
                                                             -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $             511   $             581
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                          475                 515
    Inventory valuation charge                                               4                  --
    Warrants issued to subordinated debenture holders                       --                   6
  Extraordinary item                                                       112                  --
  Changes in working capital:
    Receivables                                                           (343)               (770)
    Inventories                                                           (159)               (255)
    Other current assets                                                   (41)                 51
    Accounts payable and accrued expenses                                 (670)                459
                                                             -----------------   -----------------
      Net cash (used in) provided by operating activities                 (111)                587
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                              (118)               (135)
                                                             -----------------   -----------------
      Net cash used in investing activities                               (118)               (135)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                            (5,044)                (80)
  Proceeds from long-term debt                                           1,000                  --
  Net payments on revolving line of credit                                  --              (2,267)
  Proceeds from the issuance of common stock                             3,988                  --
                                                             -----------------   -----------------
      Net cash used in financing activities                                (56)             (2,347)


NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                        (285)             (1,895)
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                                                 828               2,483
                                                             -----------------   -----------------
    AT END OF PERIOD                                         $             543   $             588
                                                             =================   =================
Supplemental disclosure of cash flow information:
    Interest paid                                            $             310   $           1,066
    Income taxes paid                                                        3                   3
    Income tax refunds received                                             --                  39

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

     Reclassification

     Certain reclassifications have been made to prior periods' condensed financial statements to conform to present reporting classifications.

     Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company will not adopt FASB Statement No. 123, Accounting for Stock-Based Compensation, and will continue to account for stock option grants in accordance with APB Opinion No. 25. FASB Statement 123 requires certain disclosures about stock-based compensation plans for all companies regardless of the method used to account for them. Effective in 1996 calendar year-end financial statements, companies that continue to apply APB 25 will be required to disclose pro forma information as if the measurement provisions of Statement 123 had been adopted in their entirety.

2.   Sale of Common Stock and Partial Prepayment of Subordinated Debentures

     On June 26, 1996, the Company completed the previously announced sale of 1,000,000 shares of common stock at $4.00 per share to Syarikat Megawati Sdn. Bhd. ("Syarikat Megawati"). Syarikat Megawati is the majority owner of Malaysian Titanium Corporation, which supplies the Company with its primary raw material, synthetic rutile. The $4,000,000 proceeds from the sale were used to prepay $4,000,000 of the outstanding principal balance on $5,000,000 in 10.5% subordinated debenture notes (the "Debentures") on July 1, 1996. As discussed in Note 3, this resulted in an extraordinary charge to income in the third quarter.

3.   Prepayment of Debentures and Extraordinary Charge

     On July 31, 1996, the Company prepaid the remaining $1,000,000 principal balance on the Debentures using the proceeds of a term note under an amended loan agreement with the Company's bank (See Note 4). The prepayment made it necessary to accelerate the amortization of unamortized debenture origination fees, and resulted in an extraordinary charge of $112,000 in the third quarter of 1996. No income tax effect was recognized from the extraordinary charge because the Company has an operating loss carryforward.

4.   Debt

     On July 31, 1996, the Company executed an amended loan agreement (the "Amended Loan Agreement") with NationsBank of Texas, N.A., (the "Bank"), which includes the existing $2,000,000 line of credit and the mortgage note on the Company's headquarters. The Amended Loan Agreement provides a new $1,000,000 term loan (the "Term Loan") to the Company, with an interest rate of 8.17% per annum. The repayment terms of the Term Loan provide for monthly payments of interest only until December 31, 1996, with monthly payments of principal and interest of $31,415 beginning January 31, 1997, with the final payment due on January 31, 2000. The proceeds of the Term Loan were used to prepay the remaining $1,000,000 principal balance on the Debentures on July 31, 1996.

     Also as part of the Amended Loan Agreement, the expiration date of the Company's line of credit was extended from April 30, 1997 to April 30, 1998, and the interest rate was reduced from the Bank's prime rate plus 1.0% to the Bank's prime rate plus 0.75%. The Amended Loan Agreement also reduces the interest rate on the mortgage note on the building which includes the Company's corporate headquarters from 9.5% to 9.0%. The Company had no outstanding balance on the line of credit at September 30, 1996. The line of credit and the term notes are secured by the office building, inventory and accounts receivable. The Amended Loan Agreement contains covenants which, among other things, require maintenance of certain financial ratios. The Company was in compliance with all covenants for the quarter ended September 30, 1996.

5.   Commitments

     The Company purchases its primary raw material, synthetic rutile, under a supply agreement (the "Supply Agreement"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The first price adjustment, if any, under that Supply Agreement will be effective for orders placed in 1997, the third year of the Supply Agreement. The Company anticipates that it will take delivery of the quantities stipulated in the Supply Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the third quarter of 1996 were $3,198,000 as compared to $2,818,000 for the same quarter in 1995. Total net sales for the nine months ended September 30, 1996 were $8,853,000 compared with $8,690,000 for the same period in 1995. Sales of the Company's primary product, HITOX pigment, increased in the third quarter of 1996 compared with the same quarter of 1995, contributing to the higher third quarter sales in 1996. Year to date sales of HITOX pigment in 1996 are below sales for the same nine months of 1995 due to general softness in the titanium dioxide pigment market, both domestically and especially abroad. The lower year to date HITOX pigment sales were more than offset by increases in sales of other pigment products.

Gross Profit:

     Gross profit for the third quarter of 1996 was $1,039,000, as compared with $900,000 for the third quarter of 1995, an increase of $139,000. Gross profit as a percentage of sales increased to 32.5% in the third quarter this year as compared to 31.9% in the same quarter last year. The improvement in the 1996 third quarter gross profit percentage compared with the third quarter of 1995 is the result of higher average sales prices in the third quarter of 1996 and lower costs for synthetic rutile. The year to date gross profit for the nine months ended September 30, 1996 was $2,656,000, or 30.0% of net sales compared with $2,739,000, or 31.5% of net sales for the same period of 1995. The decrease in year to date gross profit percentage for 1996 compared with 1995 is primarily the result of higher raw material costs during the first six months of 1996.

Expenses:

     Total selling, administrative and general expenses increased from $542,000 during the third quarter of 1995, to $616,000 for the third quarter of 1996, representing an increase of approximately 13.7%. Total selling, administrative and general expenses increased from $1,686,000 during the nine months ended September 30, 1995, to $1,702,000 for the same period of 1996, representing an increase of less than 1.0%. The higher expenses in the third quarter of 1996 compared with 1995 are primarily the result of higher selling expenses. Year to date expenses for 1996 are only slightly ahead of 1995 because the increase in selling expenses for 1996 was almost offset by a decrease in administrative and general expenses.

Interest Income:

     During the third quarter of 1996, excess funds were deposited in short-term interest bearing investments resulting in interest income of $9,000.
Total interest income for the nine months ended September 30, 1996 was $17,000. For 1995, interest income for the third quarter was $8,000, and for the nine months ended September 30, interest income was $40,000. Included in the nine month total for 1995 is $20,000 resulting from a one time foreign currency transaction gain.

Interest Expense:

     Interest expense decreased $116,000 in the third quarter of 1996 as compared with the same quarter last year. For the nine month period ended September 30, 1996, interest expense decreased $159,000, compared with 1995. Interest expense was higher in 1995 because the Company had more debt outstanding, and accrued additional interest on unpaid interest related to its subordinated debentures (the "Debentures"), because the Company's bank prohibited making payments to the Debenture holders. That situation was resolved with the signing of a new loan agreement in August of 1995. In 1996, all scheduled payments to the Debenture holders were timely made, and on July 1, 1996, the Company prepaid $4,000,000 of the outstanding principal balance on the Debentures using proceeds from the sale of the Company's common stock.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax, and a provision for income tax of $3,000 was recorded in the third quarter of 1996. Provision for income tax was $2,000 for the third quarter of 1995, and $3,000 for the nine months ended September 30, 1995.

Extraordinary Item:

     During July of 1996, the Company prepaid the outstanding $5,000,000 principal balance on the Debentures, using the proceeds of a $1,000,000 term note under an amended loan agreement with the Company's bank, and the $4,000,000 proceeds from the sale of common stock. The prepayment made it necessary to accelerate the amortization of unamortized debenture origination fees, and resulted in an extraordinary charge of $112,000 in the third quarter of 1996. No income tax effect was recognized from the extraordinary charge because the Company has an operating loss carryforward. There were no extraordinary charges in 1995.


LIQUIDITY AND CAPITAL RESOURCES

     At the end of June, the Company completed the previously announced sale of 1,000,000 shares of common stock at $4.00 per share. The proceeds were used to prepay $4,000,000 in outstanding principal on the Debentures at par on July 1, 1996. The remaining $1,000,000 principal balance on the Debentures was prepaid in full on July 31, 1996, using the proceeds of a new $1,000,000 term loan with the Company's bank, NationsBank of Texas, N.A., (the "Bank"). The Company used a net $56,000 in financing activities for the nine months ended September 30, 1996. The Company used a net $111,000 of cash in operating activities for the nine months ended September 30, 1996, primarily as a result of changes in working capital. Accounts receivable increased at September 30, 1996 compared with December 31, 1995, due to higher sales volumes, while accounts payable and accrued expenses have decreased, primarily due to payments for raw material. The Company had a cash balance of $543,000 at September 30, 1996, and no outstanding borrowings on its line of credit, which has a limit of $2,000,000.

     The Company on an ongoing basis will finance its operations principally through cash flows generated by operations, through bank financing and through cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a supply agreement (the "Supply Agreement") with its former subsidiary, Malaysian Titanium Corporation. The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The first price adjustment, if any, under that Supply Agreement will be effective for orders placed in 1997, the third year of the Supply Agreement. The Company anticipates that it will take delivery of the quantities stipulated in the Supply Agreement.

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

                                    PART II


Item 6.   Exhibits and Reports on Form 8-K

                                                  Page No.
                                                  --------

(a) Exhibit 11 - Earnings per share                  13

    Exhibit 27 - Financial Data Schedule             14

(b) Reports on Form 8-K                             None



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitox Corporation of America
--------------------------------------
(Registrant)

Date:  November 12, 1996                  THOMAS A. LANDSHOF
       -----------------            -------------------------------
                                     Thomas A. Landshof, President and
                                     Chief Executive Officer

Date:  November 12, 1996                   CRAIG A.SCHKADE
       -----------------            -------------------------------
                                     Craig A. Schkade, Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)

                             Hitox Corporation of America                               Exhibit 11
                        Computation of Earnings Per Share (EPS)
                       (in thousands, except per share amounts)
                                      (Unaudited)
                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                ------------------------      -----------------------
                                                   1996           1995           1996          1995
                                                ---------      ---------      ---------     ---------
WEIGHTED AVERAGE SHARES OUTSTANDING
  Common Stock                                      4,657          3,657          4,012         3,657
  Common Stock Equivalents, assumed exercise
    of stock options and warrants (Treasury
    Stock Method at average market value)              61            143             73            79
                                                ---------      ---------      ---------     ---------
      Total for Primary EPS                         4,718          3,800          4,085         3,736

  Assumed exercise of stock options and
    warrants (Treasury Stock Method at
    greater of average or end of period
    market value)                                       1             49             --            73
                                                ---------      ---------      ---------     ---------
      Total for Fully Diluted EPS                   4,719          3,849          4,085         3,809

INCOME

  Income for primary EPS:
    Net income                                  $     282      $     202      $     511     $     581

  Income for fully diluted EPS:
    Net income                                        282            202            511           581

INCOME PER SHARE

  Primary                                       $    0.06      $    0.05      $    0.13     $    0.16
  Fully Diluted                                      0.06           0.05           0.13          0.15
