Form 10KSB
period 1996-12-31
HITOX CORPORATION OF AMERICA
filed 1997-03-26
CIK 842295

FORM 10-KSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
  [X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

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

State issuer's revenues for its most recent fiscal year:  $11,327,445

State the aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 20, 1997, computed by reference to the closing sale price of the registrant's Common Stock on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market on such date: $6,651,272.

Number of shares of the registrant's Common Stock outstanding as of February 20, 1997
                                   4,657,487

                     Documents incorporated by reference:

1. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held May 6, 1997, are incorporated by reference into Part III of this report.
2. Certain portions of the registrant's S-1 registration statement (File No. 33-25354) exhibits are incorporated by reference into Part IV of this report.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                                    PART I

Item 1.  Description of Business

GENERAL
     Hitox Corporation of America ("Hitox" or the "Company") is a specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments and pigment extenders used in the manufacture of paints, industrial coatings and plastics. The Company's principal product, HITOX (Registered trademark) (HIgh grade Titanium diOXide), is a unique color pigment with a high titanium dioxide content. Titanium dioxide is the primary pigment used by manufacturers of paints, plastics and paper to impart opacity and durability to the finished product. HITOX enjoys a unique marketing niche as a lower cost, high quality, buff color pigment that can replace some of the other color pigments and some or all of the white titanium dioxide in customer's formulations, providing significant cost savings. HITOX is chemically inert and non-toxic. HITOX accounted for 74.8% and 78.9% of net sales in 1996 and 1995, respectively. The Company's strategy includes offering additional products to its HITOX customers. To this end, Hitox also manufactures and sells a line of barium sulfate pigment extenders under the brand name BARTEX (Registered trademark), alumina trihydrate under the name HALTEX (Registered trademark) which is a filler used in plastics for its flame retardant properties, and sells iron oxide pigments under the name OSO (Registered trademark) which are used in primers, color concentrates and other specialty coatings for its color properties. The Company manufactures HITOX, BARTEX and HALTEX at its manufacturing facility located in Corpus Christi, Texas, U.S.A.

     The Company's products are currently marketed in the United States and in approximately 35 other countries. The Company sells its products through a network of direct sales representatives employed by the Company and independent stocking distributors in the United States, as well as distributors and agents overseas. The Company's former Spanish subsidiary manufactures HITOX pigment under a licensing agreement and sells HITOX primarily in Europe. The Company's sales representatives sell directly to end users and provide marketing support and guidance for the Company's independent distribution network. The Company has historically relied on an independent distributor network to sell its products, supported by an in-house sales staff.

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

RAW MATERIALS

     Titanium dioxide pigment can be produced using ilmenite, natural rutile or synthetic rutile and titanium slag. Ilmenite is a black material found in natural mineral deposits and typically has a titanium dioxide content ranging from 44% to 60%. Ilmenite is found throughout the world, including China, India, Australia and North America. In Malaysia, ilmenite historically has been recovered incidental to tin mining, but as tin mining has decreased in Malaysia, that source of ilmenite has been declining. Synthetic rutile is produced from ilmenite and typically has a titanium dioxide content ranging from 92% to 95%. There are ample sources of ilmenite and several producers of synthetic rutile worldwide. Natural rutile, a mineral with a titanium dioxide content in the range of 95%, is less prevalent than ilmenite and existing reserves are being depleted.

     HITOX, a light buff-colored titanium dioxide pigment, is made from synthetic rutile. The Company currently purchases all of its synthetic rutile from its former subsidiary MT. The Company sold its entire ownership interest in MT in 1994 to its minority partner as described above. As part of the sale transaction, a supply agreement for the supply of synthetic rutile by MT to the

Company (the "Supply Agreement") became effective December 15, 1994. The Supply Agreement has an initial term of five years, with automatic year to year renewal unless terminated with twelve months notice by either party. The Supply Agreement is a take or pay arrangement for a specified minimum annual quantity ("Minimum Quantity"). Prices for the first two years were fixed, with adjustment based on a formula for years three through five of the Supply Agreement. The Supply Agreement provides that the Company will purchase synthetic rutile primarily from MT during the term of the Supply Agreement.
For quantities above the Minimum Quantity, the Company may seek alternative sources and price quotes, which MT will have the right to supply on a meet or release basis. The Supply Agreement provides for payment of damages in the event that MT is not able to supply the Minimum Quantity of synthetic rutile to the Company. The corporate shareholders of MT have provided guarantees that MT will perform under the Supply Agreement.

     BARTEX is produced from high grade barytes (barium sulfate) mined in China, India, Turkey and Mexico. The Company has not experienced and does not anticipate having difficulty in acquiring adequate supplies of this material. Similarly, alumina trihydrate, the raw material used to manufacture HALTEX is plentiful and is acquired domestically. The Company also has an adequate supply of products purchased from other companies for resale.

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

Other Products

     BARTEX is a pigment extender or filler which is used to increase the efficiency of titanium dioxide pigment required for a particular application and because of its high specific gravity to add weight and strength to the end product. HALTEX is a pigment filler that is used primarily for its flame retardant and smoke suppressant properties in plastics and coatings. OSO iron oxides are pigments that are used for applications such as primers, pigment dispersions, color concentrates and other coatings. Iron oxide pigments are primarily used for their color contribution and opacity.

RESEARCH AND DEVELOPMENT

     A 5,000 square foot technical center was constructed at the Company's plant location in Corpus Christi, Texas in 1992, that houses process control, quality assurance, technical service, and research and development functions.

The technical services group focused on customer service and development in 1996, and did not incur significant research and development expense in 1996.

MARKETING AND CUSTOMERS

Sales and Marketing Department Organization

     The Company completed a reorganization of its sales department during the third quarter of 1995, with the addition of a national sales manager. A regional sales manager also joined the Company in the third quarter of 1995, bringing the number of regional sales managers to five. Three of the regional sales managers live and work in their respective territories, which include the Southwest, Western and Mid-Western United States. A fourth regional sales manager is responsible for Asia and operates from the Houston area. The Company's Corpus Christi sales and marketing department consists of a regional sales manager, who is responsible for Latin America, a sales assistant, a customer service coordinator, and a sales and marketing administrative coordinator. The Company also has one sales agent whose territory includes the central United States and whose focus is the PVC pipe market. The sales and marketing effort is primarily directed at customers in North America.

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

Domestic Distributors and Agents

     The Company's products are currently marketed by 18 independent stocking distributors and one agent located in 18 states with a combined sales force of over 200 people. Domestic distributors accounted for approximately 35% of total net sales in 1996.

Foreign Distributors, Licensees and Agents

     There are approximately 26 independent distributors and 10 agents selling the Company's products abroad. The sales and marketing effort for all areas of the world except Europe, Israel, and South Africa is directed from Corpus Christi, Texas. FME, the Company's former Spanish subsidiary, is now a licensee, and directs the sales and marketing efforts in Europe, Israel, and South Africa. Foreign sales through distributors accounted for approximately 4.0% of total net sales in 1996.

Customers

     End use customers of the Company's products include, among others, such companies as PPG, Uponor, Dunn Edwards, J-M Manufacturing Co., The Sherwin-Williams Company, Morton International, and Formosa Plastics. The top 10 direct customers accounted for 42% of total net sales in 1996, and 39% of total net sales in 1995. The direct foreign customers accounted for 8.0% of total net sales in 1996. The Company has historically maintained a relatively stable customer and distributor base.

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

     Estimated Geographic Distribution       1996       1995
     ---------------------------------     -------    -------
     (in thousands of dollars)
     United States                          $9,931     $9,564
     Canada & Mexico                         1,078        692
     South & Central America                   127        373
     Europe                                     --         16
     Asia-Australia                            102        237
     Africa-Middle East                         89         72
                                           -------    -------
        Total                              $11,327    $10,954
                                           =======    =======

Competition

     The Company experiences competition with respect to each of its products. Each product sold by the Company is in direct competition in the market with products which are similar. In order to maintain sales volumes, the Company must rely on its ability to manufacture and distribute products at competitive prices. The Company believes that quality, delivery on schedule and price are the principal competitive factors.

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

     The primary competition for HITOX is white titanium dioxide pigment. However, HITOX historically has had a distinct price advantage compared to white titanium dioxide pigments. The domestic white titanium dioxide list price is approximately $0.98 per pound delivered while the truck load list price of HITOX, FOB Corpus Christi is $0.68 per pound. HITOX is primarily sold FOB plant and white titanium dioxide manufacturers sell on a freight prepaid basis. Freight costs range from $0.01 to $0.04 per pound, depending on destination. During 1992, an imported buff-colored product was introduced in the domestic market by a domestic distributor. This direct competition is not believed to have had a material adverse impact on sales of HITOX to existing customers.

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

BACKLOG

     The Company normally manufactures its pigment products in anticipation of, and not in response to, customer orders and generally fills orders within a short time after receipt. Consequently, the Company seeks to maintain adequate inventories of its pigment products in order to permit it to fill orders promptly after receipt. As of February 16, 1997, the Company does not have a significant backlog of customer orders.

SEASONALITY

     The Company's pigment business has generally experienced higher sales during the second and third calendar quarters. This is associated with increased activity in construction and maintenance during warm weather which increases demand for materials which use pigments such as paints and plastic pipe.

PATENTS AND TRADEMARKS

     The Company currently holds no patents on the processes for manufacturing any of its products. Six of the Company's products, HITOX, BARTEX, HALTEX, OSO, UTOX and TITOX are marketed under names which have been registered with the United States Patent and Trademark Office.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 48 full-time employees, all in the U.S. None of the Company's employees are currently covered by a collective bargaining agreement with a union.

Item 2.  Description of Property

     The Company's corporate headquarters are located in the Furman Plaza Building in downtown Corpus Christi, Texas, U.S.A. The Company purchased the building in 1988 for $755,844. The building is a fully-restored historic structure with five stories containing approximately 22,465 square feet of office space attached to a five story, 300 car parking garage. The Company occupies approximately 18% of the office space, with the remaining space available for lease to tenants. At December 31, 1996, about 74% of the office space was leased to tenants.

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

     During 1993, the Company completed remodeling the Corpus Christi manufacturing facility. The project included renovating the existing plant production building, as well as converting adjoining warehouse space into a production area. Included in the original plans was the addition of HITOX milling equipment and related service equipment. The first phase of the project, building renovation, was completed in 1992. The second phase, which included the reconfiguration of old milling lines and the addition of new milling lines and a boiler, was essentially complete at the end of 1993. Testing was carried out in early 1994 and HITOX was produced during most of 1994 and all of 1995 and 1996 using the new production configuration.

     The Company sold its two foreign operating subsidiaries in 1994 as described above, and the Company's only remaining properties are located in Corpus Christi, Texas.

     Management believes that all of the facilities and equipment of the Company are adequately insured.

Item 3.  Legal Proceedings

     The Company is involved in routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS

     The names of the members of the Company's executive officers at March 1, 1997, each of whom is elected annually, are set forth below:

   Name            Age             Position                     Hitox Since
   ----            ---             --------                     -----------
Thomas Landshof     57         President and Chief Executive       1994
                               Officer

Craig Schkade       42         Chief Financial Officer             1989
                               and Treasurer

Elizabeth Morgan    55         Secretary                           1988

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


    Quarter Ended     March 31     June 30     Sept. 30     Dec. 31
    -------------     --------     -------     --------     -------
    1996    High        3.50        4.75         4.25         3.25
            Low         3.00        3.00         3.00         2.375

    1995    High        3.50        4.625        5.00         4.813
            Low         1.875       3.50         3.875        2.875

     The reduction in net tangible assets occasioned by the sale of the Company's two foreign operating subsidiaries, MT and FME, along with annual net losses, required the Company's securities to be moved from the Nasdaq National Market System to the Nasdaq SmallCap Market System effective February 10, 1995.

     No cash dividends have ever been paid on the Company's Common Stock. The Company is prohibited from paying cash dividends under its loan agreement with NationsBank. (See Note 4 of Notes to Financial Statements.)

     The approximate number of holders of record of the Company's Common Stock as of December 31, 1996 was 123. In addition, there are approximately 700 beneficial shareholders.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net Sales: Net sales for 1996 were $11,327,445, an increase of $373,453 or 3.4% compared with 1995 net sales of $10,953,992. Total 1996 sales of HITOX pigment were $8,478,426, which accounted for 74.8% of total sales in 1996, as compared to $8,643,259, or 78.9% of total sales in 1995. Sales of the Company's other pigment products more than offset the decrease in HITOX pigment sales. The Company's financial performance continues to be dependent on sales of the single product line, HITOX pigment.

     The Company's net sales in the U.S. increased by 3.8%, to $9,931,674 in 1996 from $9,564,112 in 1995. Net sales for use in foreign countries were essentially flat, with a decrease of $5,891 or 0.4% to $1,395,771 in 1996, from $1,389,880 in 1995. Decreased sales to Asia and Latin America were almost offset by increased sales to Canada.

     Cost of Sales: Total cost of sales in 1996 increased $371,439 or 4.9% from 1995, accompanying the higher 1996 sales volumes. Raw material costs were higher in the first half of 1996 than in 1995, which resulted in a decrease in gross profit from 30.9% for 1995 to 29.9% for 1996.

     General, Administrative and Selling Expenses: Total general, administrative and selling expenses for 1996 were $2,208,802, an increase of $52,370, or 2.4%, compared with 1995. This increase is due primarily to the addition of sales personnel in the third quarter of 1995, which impacted full year 1996. As a percentage of sales, these expenses were 19.5% in 1996, and 19.7% in 1995. Bad debt expense has been insignificant during both periods.

     Interest Expense(net): Interest expense in 1996 decreased $257,487 compared with 1995. The decrease was primarily the result of pre-paying $5,000,000 in subordinated debt (the "Debentures") in July of 1996, using the $4,000,000 proceeds from the private placement of the Company's common stock and a new $1,000,000 bank term loan with a lower interest rate. The Company was able to invest excess funds in temporary investments which earned $29,186 during 1996, and $27,584 in 1995. The 1995 repayment by MT of amounts owed to the Company triggered a foreign currency gain of $20,356.

     Income taxes: The Company has net operating loss and other carryforwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax, and a provision for income tax of $9,000 and $4,625 was recorded for 1996, and 1995, respectively.

     Extraordinary Item: During July of 1996, the Company prepaid the outstanding $5,000,000 principal balance on the Debentures, using the proceeds of a $1,000,000 term note under an amended loan agreement with the Company's bank, and the $4,000,000 proceeds from the sale of common stock. The prepayment made it necessary to accelerate the amortization of unamortized debenture origination fees, and resulted in an extraordinary charge of $112,000 in the third quarter of 1996. No income tax effect was recognized from the extraordinary charge because the Company has an operating loss carryforward. There were no extraordinary items in 1995.

     Cash and cash equivalents: The balance in cash and cash equivalents increased $681,054 from the end of 1995 to the end of 1996. This increase was the result of positive cash flow from operations, net of cash used in investing and financing activities.

     Inventories: Inventories decreased $437,576 from the end of 1995 to the end of 1996. The timing of shipments of raw material from Malaysia, and the size of those shipments, can have a significant effect on inventories. At December 31, 1995, raw material in transit totaled $1,263,750, while at December 31, 1996, raw material in transit totaled $471,000.

     Accounts payable: The accounts payable decrease of $671,897 from the end of 1995 to 1996 is primarily the result of the difference in raw material in transit at the respective year ends.

     Notes payable to banks: There was no outstanding balance under the Company's bank line of credit at the end of 1995 or 1996.

     Accrued expenses: The decrease in accrued expenses of $280,796 from the end of 1995 to the end of 1996 is primarily the result of a decrease in accrued inventory costs.

     Current maturities of long-term debt: At the end of 1995, the only outstanding debt with principal currently due was for the mortgage on the Company's headquarters building, and totaled $58,525. The $5,000,000 in Debentures had no principal payments due in 1996. The Company significantly changed its capital structure in 1996. The $4,000,000 proceeds from the sale of the Company's common stock were used to prepay $4,000,000 of the outstanding $5,000,000 in Debentures in early July 1996. At the end of July 1996, the remaining $1,000,000 in Debentures was prepaid using the proceeds of a new $1,000,000 term loan with the Company's bank. Principal repayments on the new term loan began in January of 1997, and current maturities of that loan, together with current maturities of the mortgage on the Company's headquarters building, total $373,146 at December 31, 1996.

     Subordinated Debentures-Related Party and Other long-term debt, excluding current maturities: The Company significantly changed its capital structure in 1996 as discussed above in Current maturities of long-term debt. The effect on long-term debt is a decrease from $5,405,712 at the end of 1995 to $1,031,791 at the end of 1996, net of current maturities. Total debt, including current maturities, decreased from $5,464,237 at the end of 1995 to $1,404,937 at the end of 1996.

     Shareholders' Equity: The Company completed the sale of 1,000,000 shares of common stock at $4.00 per share at the end of June, 1996. The proceeds from that sale increased common stock and additional paid-in capital accordingly.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet has continued to strengthen in 1996. The Company had working capital of $5,217,227 at December 31, 1996 compared with $4,325,281 at December 31, 1995. In 1996, cash increased $681,054, with operating activities providing $923,861, while $171,212 was used in investing activities, and $71,595 was used in financing activities.

     The Company significantly changed its capital structure in 1996. At the end of June, the Company completed the sale of 1,000,000 shares of common stock at $4.00 per share. The proceeds were used to prepay $4,000,000 of the outstanding $5,000,000 principal balance on the Debentures at par on July 1, 1996. The remaining $1,000,000 principal balance on the Debentures was prepaid in full on July 31, 1996, using the proceeds of a new $1,000,000 term loan with the Company's bank, NationsBank of Texas, N.A., (the "Bank"). Total shareholders' equity increased from $3,428,613 at December 31, 1995, to $8,129,257 at December 31, 1996. Total common shares outstanding increased from 3,657,487 at the end of 1995, to 4,657,487 at the end of 1996. Total liabilities decreased from $7,256,278 at the end of 1995, to $2,244,285 at the end of 1996.

     The Company on an ongoing basis will finance its operations principally through cash flows generated by operations, through bank financing and through cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a supply agreement (the "Supply Agreement") with its former subsidiary, Malaysian Titanium Corporation. The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The Company had satisfied its first year commitment under the Supply Agreement at the end of 1995. The second year purchase commitment will be completed with the first shipment in the first quarter of 1997, as mutually agreed between the Company and MT. The first negotiated price adjustment under the Supply Agreement will be effective for orders placed in the third year of the Supply Agreement, and will result in a 3.6% price increase compared with orders placed in the second year of the Supply Agreement.

     On July 31, 1996, the Company executed an amended loan agreement with the Bank (the "Amended Loan Agreement"). The Amended Loan Agreement provides a new $1,000,000 term loan (the "Term Loan") to the Company, with an interest rate of 8.17% per annum. The repayment terms of the Term Loan provide for monthly payments of interest only until December 31, 1996, with monthly payments of principal and interest of $31,415, beginning January 31, 1997, with the final payment due on January 31, 2000. The proceeds of the Term Loan were used to prepay the remaining $1,000,000 principal balance on the Debentures on July 31, 1996. Also, as part of the Amended Loan Agreement, the expiration date of the Company's line of credit was extended from April 30, 1997 to April 30, 1998, and the interest rate was reduced from the Bank's prime rate plus 1.0% to the Bank's prime rate plus 0.75%. The Company had no outstanding balance under its line of credit at December 31, 1996. The Amended Loan Agreement also reduces the interest rate on the mortgage note on the building which includes the Company's corporate headquarters from 9.5% to 9.0%.

OTHER MATTERS

     Inflation has not had a significant impact on the Company's business, and it is not expected to have a major impact in the foreseeable future.

     The Company's primary product, HITOX pigment, competes in a world-wide white titanium dioxide pigment market. That market has typically experienced business cycle swings lasting several years. The early 1990's was a period of recession, typified by an oversupply of titanium dioxide and low prices. That cycle appears to have turned as major white titanium dioxide producers have announced price increases for white titanium dioxide. HITOX pigment is less expensive than white titanium dioxide, which is a key to marketing and selling HITOX pigment. The price difference between HITOX pigment and white titanium dioxide pigment narrowed during the recession of the early 1990's. The Company anticipates that current conditions may provide an opportunity to regain some of the sales which have been lost over recent years. However, it is not certain that such market conditions will improve to that which existed in the late 1980's, when the Company experienced its best sales performance.

Item 7.  Financial Statements

     The Financial Statements are set out in this annual report on Form 10-KSB commencing on page 21.

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

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Information which will be contained under the caption "Election of Directors" in the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference in response to this Item
9. See Item 4, Part I of this Form 10-KSB for the caption "Executive Officers" for information concerning executive officers.

Item 10.  Executive Compensation

     Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     The discussion under the caption "Certain Transactions", which will be contained in the Company's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, is incorporated herein by reference.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K
 (a)  The following documents are being filed as part of this annual report on Form 10-KSB:
         1.  Financial Statements - The financial statements filed as part of this report are listed in the "Index to Financial Statements" on page F-1 hereof.
         2. Exhibits - The Exhibits listed below are filed as part of, or incorporated by reference into, this report.
Exhibit
No.                                   Description
---                                   -----------
3.1(1)             Certificate of Incorporation of the Company as amended
                   through January 28, 1988
3.2(2)             Certificate of Amendment to the Company's Certificate of
                   Incorporation, filed May 28, 1991
3.3(1)             By-laws of the Company
3.4(5)             Amendment to the By-laws of the Company dated June 1, 1994
3.5(8)             Amendment to the By-laws of the Company dated February 28,
                   1995
4.1(1)             Form of Common Stock Certificate
4.2(3)             Form of Convertible Subordinated Debenture of the Company
                   dated June 15, 1992 and related purchase agreements
4.3(5)             Form of First Amendment to the Note Purchase Agreement
                   covering the Convertible Subordinated Debenture of the
                   Company dated September 30, 1994
4.4(6)             Form of Second Amendment to the Note Purchase Agreement
                   covering the Convertible Subordinated Debenture of the
                   Company dated February 28, 1995
4.5(6)             Form of Warrant Agreement for issuance of 50,000 warrants
                   dated September 30, 1994
4.6(6)             Form of Warrant Agreement for issuance of 50,000 warrants
                   dated February 28, 1995
4.7(6)             Form of Warrant Agreement for issuance of 1,111,111 warrants dated February 28, 1995
10.1(7)            Loan Agreement with NationsBank dated August 31, 1995
10.2(9)            First Amendment to Loan Agreement dated July 31, 1996
10.3(1)            Lease from Port of Corpus Christi Authority dated April 14,
                   1987
10.4(1)            Lease from Port of Corpus Christi Authority dated January
                   12, 1988 as amended on December 24, 1992
10.5(4)            Option to extend Lease from Port of Corpus Christi Authority dated December 24, 1992
10.6(1)            Summary Plan Description for the Hitox Profit Sharing Plan &
                   Trust
11                 Computation of Earnings per Share
21                 Subsidiaries of Registrant:  No significant subsidiaries
23                 Consent of Ernst & Young LLP
27                 Financial Data Schedule
---------------------------------
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3,
      1988, which registration statement became effective December 14, 1988.

(2)   Incorporated by reference to the 1991 Form 10-K.
(3)   Incorporated by reference to the Form 8-K dated June 15, 1992.
(4)   Incorporated by reference to the 1992 Form 10-K.
(5)   Incorporated by reference to the 1994 Form 10-KSB.
(6)   Incorporated by reference to the March 31, 1995 Form 10-QSB.
(7)   Incorporated by reference to the September 30, 1995 Form 10-QSB.
(8)   Incorporated by reference to the 1995 Form 10-KSB.
(9)   Incorporated by reference to the June 30, 1996 Form 10-QSB.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HITOX CORPORATION OF AMERICA
                                       (Registrant)

                                       By       THOMAS A. LANDSHOF
                                          -----------------------------------
                                         (Thomas A. Landshof, President & CEO)
Date:  March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signatures             Capacity with the Company                 Date
     ----------             -------------------------                 ----

 THOMAS A. LANDSHOF                President and                 March 26, 1997
--------------------         Chief Executive Officer
(Thomas A. Landshof)                 Director

   CRAIG SCHKADE             Chief Financial Officer             March 26, 1997
--------------------              and Treasurer
  (Craig Schkade)    (Principal Financial and Accounting Officer)

  WILLIAM B. HAYES            Chairman of the Board              March 26, 1997
--------------------
 (William B. Hayes)

  ROBERT J. CRESCI                   Director                    March 26, 1997
--------------------
 (Robert J. Cresci)

   KEVIN S. MOORE                    Director                    March 26, 1997
--------------------
  (Kevin S. Moore)

 MICHAEL A. NICOLAIS                 Director                    March 26, 1997
--------------------
(Michael A. Nicolais)

 BERNARD A. PAULSON                  Director                    March 26, 1997
--------------------
(Bernard A. Paulson)

    KENG KAY LIM                     Director                    March 26, 1997
--------------------
   (Keng Kay Lim)

                         HITOX CORPORATION OF AMERICA
                         Annual Report on Form 10-KSB
                                    Item 7

Index to Financial Statements
                                                                           Page
                                                                           ----
Hitox Corporation of America
  Report of Independent Auditors                                            22
  Balance Sheets - December 31, 1996 and 1995                               23
  Statements of Income - Years ended December 31, 1996 and 1995             24
  Statements of Shareholders' Equity-Years ended December 31, 1996
  and 1995                                                                  25
  Statements of Cash Flows-Years ended December 31, 1996 and 1995           26
  Notes to Financial Statements                                             27

                        Report of Independent Auditors



Board of Directors and Shareholders
Hitox Corporation of America
Corpus Christi, Texas


We have audited the accompanying balance sheets of Hitox Corporation of America as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitox Corporation of America at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                   ERNST & YOUNG LLP


San Antonio, Texas
January 29, 1997

                         HITOX CORPORATION OF AMERICA
                                BALANCE SHEETS
                                                            December 31,
                                                     -------------------------
                                                        1996          1995
                                                     -----------   -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                           $ 1,509,047   $   827,993
 Receivables:
  Trade accounts receivable; no allowance for
   doubtful accounts considered necessary              1,101,326     1,129,488
  Other                                                   69,851        28,474
                                                     -----------   -----------
   Total Receivables                                   1,171,177     1,157,962
 Inventories                                           3,716,664     4,154,240
 Other current assets                                     32,833        35,652
                                                     -----------   -----------
   Total current assets                                6,429,721     6,175,847
PROPERTY, PLANT AND EQUIPMENT, net                     3,918,496     4,337,809
OTHER ASSETS                                              25,325       171,235
                                                     -----------   -----------
                                                     $10,373,542   $10,684,891
LIABILITIES AND SHAREHOLDERS' EQUITY                 ===========   ===========
CURRENT LIABILITIES:
 Accounts payable                                    $   164,510   $   123,157
 Accounts payable - MTC                                  418,000     1,131,250
 Accrued expenses                                        256,838       537,634
 Current maturities of long-term debt                    373,146        58,525
                                                     -----------   -----------
   Total current liabilities                           1,212,494     1,850,566
SUBORDINATED DEBENTURES - RELATED PARTY                       --     5,000,000
OTHER LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES     1,031,791       405,712
                                                     -----------   -----------
   Total liabilities                                   2,244,285     7,256,278
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock $.01 par value:  authorized,
  5,000,000 shares; no shares outstanding                     --            --
 Common stock $.25 par value:  authorized,
  10,000,000 shares; shares outstanding after
  deducting 88,240 shares held in treasury,
  4,657,487 and 3,657,487 in 1996 and 1995,
  respectively                                         1,186,432       936,432
 Additional paid-in capital                           14,341,193    10,603,488
 Accumulated deficit                                  (7,355,413)   (8,068,352)
                                                     -----------   -----------
                                                       8,172,212     3,471,568
 Less:  cost of treasury stock                           (42,955)      (42,955)
                                                     -----------   -----------
   Total shareholders' equity                          8,129,257     3,428,613
                                                     -----------   -----------
                                                     $10,373,542   $10,684,891
                                                     ===========   ===========

                            See accompanying notes.

                          HITOX CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                                 Years Ended December 31,
                                                --------------------------
                                                   1996           1995
                                                -----------    -----------
NET SALES                                       $11,327,445    $10,953,992
COSTS AND EXPENSES:
 Cost of sales                                    7,944,104      7,572,665
 General, administrative and selling expenses     2,208,802      2,156,432
                                                -----------    -----------
OPERATING INCOME                                  1,174,539      1,224,895
OTHER EXPENSES:
 Interest expense, net                              319,514        577,001
 Other, net                                          20,776         43,069
                                                -----------    -----------
INCOME BEFORE INCOME TAX AND
 EXTRAORDINARY ITEM                                 834,249        604,825

 Current income tax expense                           9,000          4,625
                                                -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM                    825,249        600,200

Extraordinary item, early extinguishment of
  debt                                             (112,310)            --
                                                -----------    -----------
NET INCOME                                      $   712,939    $   600,200
                                                ===========    ===========

Income per common share:
 Income before extraordinary item               $      0.19    $      0.16
 Extraordinary item                                   (0.02)            --
                                                -----------    -----------
 Net income                                     $      0.17    $      0.16
                                                ===========    ===========

Weighted average common shares and
 equivalents outstanding                          4,233,432      3,741,697
                                                ===========    ===========

                            See accompanying notes.

                        HITOX CORPORATION OF AMERICA
                     STATEMENTS OF SHAREHOLDERS' EQUITY



                          COMMON STOCK         ADDITIONAL                   TREASURY STOCK
                     ----------------------     PAID-IN      ACCUMULATED   -----------------
                      SHARES       AMOUNT       CAPITAL        DEFICIT     SHARES    AMOUNT       TOTAL
                     ---------   ----------   ------------   -----------   ------   --------   -----------
BALANCE AT
 JANUARY 1, 1995     3,745,027   $  936,257   $ 10,594,438   $(8,668,552)  88,240   $(42,955)  $ 2,819,188

  Net Income                --           --             --       600,200       --         --       600,200
  Exercise ofstock
   options                 700          175          2,800            --       --         --         2,975
  Grant of warrant          --           --          6,250            --       --         --         6,250
                     ---------   ----------   ------------   -----------   ------   --------   -----------

BALANCE AT
 DECEMBER 31,1995    3,745,727      936,432     10,603,488   $(8,068,352)  88,240    (42,955)    3,428,613

  Net Income                --           --             --       712,939       --         --       712,939
  Issuance of stock  1,000,000      250,000      3,737,705            --       --         --     3,987,705
                     ---------   ----------   ------------   -----------   ------   --------   -----------

BALANCE AT
 DECEMBER 31, 1996   4,745,727   $1,186,432   $ 14,341,193   $(7,355,413)  88,240   $(42,955)  $ 8,129,257
                     =========   ==========   ============   ===========   ======   ========   ===========

                            See accompanying notes.

                         HITOX CORPORATION OF AMERICA
                           STATEMENTS OF CASH FLOWS
                                                                   Years Ended December 31,
                                                                 ----------------------------
                                                                     1996            1995
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                      $    712,939    $    600,200
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                       623,959         682,927
  Loss on sale of property, plant and equipment                           166             871
  Common stock warrants issued                                             --           6,250
  Extraordinary item                                                  112,310              --
 Changes in working capital:
  Receivables                                                         (13,215)        (67,030)
  Inventories                                                         437,576      (1,038,770)
  Other current assets                                                  2,819          (6,076)
  Accounts payable and accrued expenses                              (952,693)        709,322
                                                                 ------------    ------------
   Net cash provided by operating activities                          923,861         887,694
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment, net of retirements      (171,312)       (187,153)
retirements
 Proceeds from sales of property, plant and equipment                     100              --
 Other, net                                                                --           1,936
                                                                 ------------    ------------
  Net cash used in investing activities                              (171,212)       (185,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt                                        (5,059,300)        (93,585)
 Proceeds from long-term debt                                       1,000,000              --
 Net payments on revolving line of credit                                  --      (2,267,000)
 Proceeds from the issuance of common stock and exercise of
  common stock options                                              3,987,705           2,975
                                                                 ------------    ------------
  Net cash used in financing activities                               (71,595)     (2,357,610)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                 681,054      (1,655,133)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                           827,993       2,483,126
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS END OF YEAR                            $  1,509,047    $    827,993
                                                                 ============    ============

Supplemental cash flow disclosures:
 Income taxes paid                                               $      9,000    $      4,625
 Income tax refunds                                                        --          39,148
 Interest paid                                                        351,469       1,210,781

Non-cash financing activities:
 Issuance of common stock warrants to holders of Debentures      $         --    $      6,250

                            See accompanying notes.

                         HITOX CORPORATION OF AMERICA
                         NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business Description

     Hitox Corporation of America ("Hitox" or the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings and plastics. Until their sale in September 1994, the Company's subsidiaries included Malaysian Titanium Corporation Sdn. Bhd ("MT") and Fluid Minerals Espanola, S.A. ("FME"). MT, located in Ipoh, Malaysia, manufactures synthetic rutile which is sold to the Company as a raw material for the manufacture of its principal product. MT is also a distributor for HITOX pigment in the Pacific Rim. FME, located in Bunuel, Spain, manufactures and sells HITOX pigment mainly in Europe under a license agreement with the Company.

Basis of Presentation and Use of Estimates

     The financial statements are prepared in accordance with generally accepted accounting principles.

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

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which range from 3-35 years. Maintenance and repair costs are charged to expense as incurred.

Revenue Recognition

     Sales are recognized when the product is shipped and customers have no right of return. The Company's pigment business has generally experienced higher sales during the second and third calendar quarters, due to increased activity in construction and maintenance during warm weather and the associated increase in demand for materials which use pigments such as paints and plastic pipe. The Company's principal product line, HITOX pigments, accounted for 74.8% and 78.9% of total sales in 1996 and 1995, respectively.

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

Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company will continue to account for stock option grants under APB Opinion No. 25, while applying the requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation. See Note 7 of Notes to Financial Statements.

Reclassifications

     Certain 1995 balances have been reclassified for comparative purposes.

Net Income Per Share

     The net income per share is based on the weighted average number of common shares and common equivalent shares outstanding in 1996 and 1995, assuming the exercise of the common stock options and warrants using the treasury stock method.

     If the prepayment of the $5,000,000 subordinated debentures which was financed by the sale of 1,000,000 shares of common stock and the proceeds of a $1,000,000 term note described in Note 4 had occurred at January 1, 1996, weighted average shares outstanding for the year would have been 4,718,364, earnings per share before extraordinary item would have been $0.22, and earnings per share would have been $0.19.

2.  Inventories

     A summary of inventories follows:
                                                  December 31,
                                            -------------------------
                                               1996          1995
                                            -----------   -----------
Raw materials                               $ 2,665,840   $ 2,922,701
Finished goods                                  975,757     1,141,160
Supplies                                         75,067        90,379
                                            -----------   -----------
Total Inventories                           $ 3,716,664   $ 4,154,240
                                            ===========   ===========

     At December 31, 1996, the finished goods inventory of the Company's principal product, HITOX, is 64% material cost and 36% production cost. At December 31, 1995, those percentages were 67% material cost and 33% production cost. See Note 6 regarding purchase commitments for synthetic rutile.

3.  Property, Plant and Equipment

     Major classifications and expected lives of property, plant and equipment are summarized below:
                                                         December 31,
                                                  --------------------------
                                Expected Life        1996           1995
                               ---------------    -----------    -----------
Office building and land          35 years        $ 1,269,537    $ 1,247,992
Production facilities           10, 20 years        3,185,129      3,179,960
Machinery and equipment          5, 7 years         4,048,388      3,971,052
Furniture and fixtures         7, 10, 20 years        620,009        575,771
Construction in progress             N/A                   --          8,278
                                                  -----------    -----------
Total                                               9,123,063      8,983,053
Less accumulated depreciation                      (5,204,567)    (4,645,244)
                                                  -----------    -----------
Property, Plant and
  Equipment, net                                  $ 3,918,496    $ 4,337,809
                                                  ===========    ===========

The amount of depreciation calculated on the Company's fixed assets for the years ending December 31, 1996 and December 31, 1995 was $590,359, and $625,327, respectively.

4.  Long-Term Debt and Notes Payable to Banks

  A summary of long-term debt follows:
                                                             December 31,
                                                       -----------------------
                                                          1996         1995
                                                       ----------   ----------
10.5% subordinated debentures,
 issued in a private placement (See (a) below)         $       --   $5,000,000
8.17% term note payable to a U.S. bank, incorporated
 into the Loan Agreement as described in (b) below,
 due January 31, 2000                                   1,000,000           --
9.0% term note payable to a U.S. bank, incorporated
 into the Loan Agreement as described in (b) below,
 due February 28, 2002                                    404,937      464,237
                                                       ----------   ----------
Total                                                   1,404,937    5,464,237
Less current maturities                                   373,146       58,525
                                                       ----------   ----------
Total long-term debt                                   $1,031,791   $5,405,712
                                                       ==========   ==========

 (a) On June 15, 1992, the Company executed a note purchase agreement (the "Note Purchase Agreement"), under which the Company issued $5,000,000 of 10.5% convertible subordinated debentures (the "Debentures"), due June 15, 1998, interest payable semi-annually, $500,000 of principal due quarterly to commence on September 15, 1996. $3,500,000 of the Debentures are held by NAP & Co., formerly Delaware State Employee's Retirement Fund, $822,000 by Northman & Co., formerly the Trust for Defined Benefit Plan of ICI American Holdings, Inc. and $678,000 by Fuelship & Co., formerly Zeneca Holdings, Inc. These Debentures were convertible into 555,555 common shares at $9.00 per share at discretion of holder, subject to adjustment for earnings targets. On February 28, 1995, the Note Purchase Agreement was amended to eliminate the conversion feature and the earnings targets from the Debentures. Also on that date, the Debenture holders were issued 1,111,111 warrants at an exercise price of $4.50 per share. The amendment also postponed the beginning of principal repayments by one year to September 15, 1997, and extended the due date one year to June 15, 1999.
   In addition, the amendment changed the interest payments from semi-annual to monthly.
   On June 26, 1996, the Company completed the sale of 1,000,000 shares of common stock at $4.00 per share to Megamin Ventures Sdn. Bhd., formerly Syarikat Megawati Sdn. Bhd. The $4,000,000 proceeds from the sale were used to prepay $4,000,000 of the outstanding principal balance of the Debentures on July 1, 1996. On July 31, 1996, the Company executed an amended loan agreement (the "Amended Loan Agreement") with NationsBank of Texas, N.A., (the "Bank"), which provided a new $1,000,000 term loan (the "Term Loan") to the Company. The proceeds of the Term Loan were used to prepay the remaining $1,000,000 principal balance on the Debentures on July 31, 1996. Debenture origination fees paid in 1992 (consisting of legal and placement fees) were $347,510. These fees were capitalized and reflected in other assets in the balance sheet and have been amortized over the term of the Debentures. The remaining unamortized fees were expensed at the time the Debentures were completely paid off, resulting in an extraordinary charge of $112,310 in the third quarter of 1996.

 (b) On August 31, 1995, the Company entered into a new loan agreement (the "Loan Agreement") with the Bank. The Loan Agreement extended the maturity of a mortgage note on the Company's headquarters building which had a principal balance of $486,849 on August 31, 1995. The Loan Agreement required the mortgage note to be paid in 77 equal monthly installments of $8,390 each, including principal and interest, at an interest rate of 9.5%. The Loan Agreement also increased the amount of the Company's revolving line of credit from $1,400,000 to $2,000,000, and extended the maturity date until April 30, 1997. The line of credit provided for monthly interest payments on any outstanding principal balance at an interest rate of the Bank's prime plus 1%.
   The Amended Loan Agreement, executed on July 31, 1996, established repayment terms for the 8.17% Term Loan requiring monthly payments of interest only until December 31, 1996, with monthly payments of principal and interest of $31,415 beginning January 31, 1997, with the final payment due on January 31, 2000. Under the Amended Loan Agreement, the interest rate on the mortgage note on the Company's headquarters building was reduced from 9.5% to 9.0%. Also as part of the Amended Loan Agreement, the interest rate for borrowings on the Company's line of credit was reduced from 1% to 0.75% over the Bank's prime rate and the maturity date was extended to April 30, 1998. Maximum advances under the line of credit are restricted by the amount of specified percentages of certain of the Company's inventories and accounts receivable. The Company only accessed the line of credit briefly during the first and second quarters of 1996. Both the line of credit and the term notes are secured by the office building, inventory and accounts receivable. The Amended Loan Agreement contains covenants which, among other things, require maintenance of certain financial ratios. The covenants are required to be calculated at the end of each quarter. The Company was in compliance with all covenants at the end of each quarter in 1996. The Company is prohibited from paying dividends without the prior approval of the Bank.

The carrying amounts of the Company's long term debt approximate their fair value. The loans were renegotiated in July 1996. Market interest rates and the Company's credit standing have not changed significantly during the five month period since that time.

The following is a summary of maturities of long-term debt as of December 31, 1996:

    Year Ending December 31,
    ------------------------
         1997                                          $   373,146
         1998                                              405,487
         1999                                              440,403
         2000                                               87,329
         2001                                               95,639
         2002                                                2,933
                                                       -----------
         Total                                         $ 1,404,937
                                                       ===========

     The total amount of interest expense for 1996 and 1995 was $348,702 and $624,938, respectively.

5.  Income Taxes

A reconciliation between the Company's effective tax rate and the Federal statutory rate on earnings is as follows:

                                                   Years Ended December 31,
                                                   ------------------------
                                                      1996          1995
                                                   ----------    ----------
Expense computed at statutory rates                $  245,459    $  205,641
Other, net                                             60,541       (18,016)
Change in valuation allowance                        (297,000)     (183,000)
                                                   ----------    ----------
                                                   $    9,000    $    4,625
                                                   ==========    ==========

     Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1996 and 1995 are as follows:
                                                      Years Ended December 31,
                                                     -------------------------
                                                        1996          1995
                                                       Rounded       Rounded
                                                     -----------   -----------
Deferred Tax Liabilities:
------------------------
Book - tax difference of U.S. property, plant and
 equipment                                           $   177,000   $   184,000
                                                     -----------   -----------
        Total deferred liabilities                       177,000       184,000
                                                     -----------   -----------
Deferred Tax Assets:
-------------------
Net operating loss carryforwards                       4,434,000     4,696,000
Alternative minimum tax credit carryforward               18,000        18,000
Other deferred assets                                     48,000        90,000
                                                     -----------   -----------
        Total deferred assets                          4,500,000     4,804,000
                                                     -----------   -----------
Net deferred tax assets before valuation allowance     4,323,000     4,620,000
                                                     -----------   -----------
Valuation allowance                                   (4,323,000)   (4,620,000)
                                                     -----------   -----------
Net deferred tax liability                           $        --   $        --
                                                     ===========   ===========

The Company has net operating loss carryforwards as of December 31, 1996 as follows:

                                                                    Expiration
                                                       Amount          Date
                                                     -----------    -----------
Federal income tax loss carryforward from 1993       $   570,000       2008
Federal income tax loss carryforward from 1994        12,471,000       2009
                                                     -----------
                                                     $13,041,000
                                                     ===========

6.  Commitments and Contingencies

Purchase Commitments

     The Company sold its entire ownership interest in its Malaysian subsidiary in 1994. As part of that transaction, the Company entered into an agreement for the supply of synthetic rutile by MT to the Company (the "Supply Agreement") which became effective December 15, 1994. The Supply Agreement has an initial term of five years, with on-going automatic year to year renewal unless terminated with twelve months notice by either party. The Supply Agreement is a take or pay arrangement for a specified minimum annual quantity ("Minimum Quantity"). The Company purchased a total of $4,094,700 during 1995, thereby satisfying its first year purchase commitment under the Supply Agreement. The second year purchase commitment will be completed with the first shipment in the first quarter of 1997, as mutually agreed between the Company and MT. The Company is required to purchase the same minimum quantity in each of the last four years of the initial term of the Supply Agreement. Prices for the first two years of the Supply Agreement were fixed. The first negotiated price adjustment under the Supply Agreement will be effective for orders placed in the third year of the Supply Agreement, and will result in a 3.6% price increase compared with orders placed in the second year of the Supply Agreement.

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

Minimum future rental payments under these leases as of December 31, 1996 are as follows:

     Years Ending December 31,
     -------------------------
          1997                                                 $  53,400
          1998                                                    24,000
          1999                                                    24,000
          2000                                                    24,000
          2001                                                    24,000
          Later years                                            372,000
                                                               ---------
          Total minimum lease payments                         $ 521,400
                                                               =========

     Rent expense under these leases was $53,400 per year during 1996 and 1995. It is expected that as these leases expire, the Company will renew or replace them with leases on similar assets, at potentially higher rates.

     The Company leases office space in its office building under noncancellable operating leases to third parties. Total rental income received pursuant to these leases in 1996 and 1995, amounted to approximately $137,400 and $117,700, respectively. Minimum future rentals receivable under these leases as of December 31, 1996 are as follows:

     Year Ending December 31,
     ------------------------
          1997                                                 $ 113,321
          1998                                                    26,558
          1999                                                    15,791
          2000                                                        --
          2001                                                        --
                                                               ---------
          Total                                                $ 155,670
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

7.  Stock Options and Warrants

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company's 1990 Incentive Plan for Hitox Corporation of America (the "Plan") provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board (the "Committee"). The original Plan provided that options or awards for as many as 175,000 shares of the Company's common stock may be granted by the Committee. In 1995, the Board of Directors approved an amendment to the Plan increasing the number of shares available to grant thereunder to 625,000. The Plan also provides for the automatic granting annually of options for 2,500 shares of common stock to non-employee directors of the Company. Options must be exercised within ten years from the date of grant or forfeited. All options are issued at an exercise price equal to the stock's market value on the date of grant. Options may be issued subject to a vesting schedule at the discretion of the Board of Directors' Compensation Committee.

     In addition, during 1991, 75,000 non-qualified stock options were granted to the officers of the Company at an exercise price of $9.75 per share and expire during 1998. There also were 3,000 non-qualified stock options granted in 1989 at $9.00, which expired in 1996. During 1995, another 50,000 options were issued outside the plan at an exercise price of $2.625.

     Exercise prices on options outstanding at December 31, 1996 ranged from $2.625 to $10.625 per share. The weighted-average remaining contractual life of those options is 7 years. The number of options exercisable at December 31, 1996 and December 31, 1995 was 388,235 and 326,975, respectively.

The following table summarizes certain information regarding stock options granted:

                                                            Options
                                          ------------------------------------------------
                                 Total                  Weighted Average      Range of
                               Reserved   Outstanding    Exercise Price    Exercise Prices
                               --------   -----------   ----------------   ---------------
Balances at December 31, 1994   221,600       197,075        $7.125         $3.25-$10.625
   Additional options
    authorized                  500,000          --             --               --
   Granted                           --       391,000        $3.367         $2.625-$4.25
   Exercised                       (700)         (700)       $4.125            $4.125
   Forfeited                         --       (10,400)       $4.588         $4.125-$5.50
                               --------   -----------
Balances at December 31, 1995   720,900       576,975        $4.628        $2.625-$10.625
   Granted                           --        12,500        $3.500             $3.50
   Forfeited                         --       (15,700)       $7.525         $3.25-$10.625
                               --------   -----------
Balances at December 31, 1996   720,900       573,775        $4.524        $2.625-$10.625
                               ========   ===========

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.59% and 6.58%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock of .585 and .588; and a weighted-average expected life of the option of 4.82 years and 5 years. The weighted-average fair value of options granted during 1996 was $1.99.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected lives. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                          1996              1995
                                        --------          --------
  Pro forma net income                  $549,920          $177,182
  Pro forma earnings per share
      Primary                              $0.13             $0.05
      Fully diluted                        $0.13             $0.05

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

8.   Profit Sharing Plan

     The Company has a profit sharing plan that covers all employees. Contributions to the plan are determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes. For the years ended December 31, 1996 and 1995, there were no contributions to the plan.

     The Company also offers a 401(k) savings plan administered by a bank. Employees are eligible to participate in the plan after completing six months of service with the Company. The Company matches contributions up to $400 per year per employee. Total Company contributions to the 401(k) plan for the years ended December 31, 1996 and 1995 were $15,823 and $13,847, respectively.

9.   Principal Customer Information and Export Sales

     One customer provided 15% and 12% of total revenue during the years ended December 31, 1996 and 1995, respectively. No other customer provided 10% or more of total revenue during those years.

Revenues from export sales were as follows:
                                               Years Ended December 31,
                                             ---------------------------
Geographic Region                                1996            1995
-----------------                            ------------    -----------
Europe                                       $         --    $    15,775
Canada                                            836,783        633,192
South and Central America and Mexico              368,800        432,329
Asia                                               84,296        233,009
Other Regions                                     105,892         75,575
                                             ------------    -----------
Total                                        $  1,395,771    $ 1,389,880
                                             ============    ===========

     The Company sells its products both directly to end users and to distributors. The top 10 direct customers accounted for 42% of total net sales in 1996, and 39% of total net sales in 1995. Domestic distributors accounted for approximately 35% of total net sales in 1996, and 37% in 1995.

                               INDEX TO EXHIBITS




Exhibit
No.                         Item                                          Page
--                          ----                                          ----
11       Computation of Earnings per Share                                  39

21       Subsidiaries of Registrant:  No significant subsidiaries           --

23       Consent of Ernst & Young LLP                                       40

27       Financial Data Schedule                                            41

                                                                    EXHIBIT 11

                      HITOX CORPORATION OF AMERICA
                    COMPUTATION OF EARNINGS PER SHARE
                                                      Year Ended December 31,
                                                     -------------------------
                                                        1996          1995
                                                     -----------   -----------
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Common Stock                                          4,172,555     3,657,487
 Common Stock Equivalents, assumed exercise
  of stock options and warrants (Treasury Stock
  Method at average market value)                         60,877        84,210
                                                     -----------   -----------
 Total for primary earnings per share                  4,233,432     3,741,697

 Assumed exercise of stock options and warrants
  (Treasury Stock Method at greater of
  average or end of period market value)                      --            --
                                                     -----------   -----------
 Total for fully diluted earnings per share            4,233,432     3,741,697
                                                     ===========   ===========

 INCOME
  Income before extraordinary item                   $   825,249   $   600,200
  Extraordinary item, early extinguishment of debt      (112,310)           --
                                                     -----------   -----------
  Net income                                         $   712,939   $   600,200
                                                     ===========   ===========
 INCOME PER SHARE
  Income before extraordinary item                   $      0.19   $      0.16
  Extraordinary item, early extinguishment of debt         (0.02)           --
                                                     -----------   -----------
  Net income                                         $      0.17   $      0.16
                                                     ===========   ===========

                                                                    EXHIBIT 23

                         CONSENT OF ERNST & YOUNG LLP


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-39755) pertaining to the 1990 Incentive Plan for Hitox Corporation of America of our report dated January 29, 1997, with respect to the financial statements of Hitox Corporation of America included in the Form 10-KSB for the year ended December 31, 1996.



                                    ERNST & YOUNG LLP


San Antonio, Texas
March 26, 1997