Form 10QSB
period 1997-03-31
HITOX CORPORATION OF AMERICA
filed 1997-05-12
CIK 842295

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                  FORM 10-QSB
(Mark One)
         [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
                                      OR
         [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
                    For the transition period from       to
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
           Yes [ X ]               No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.25 par value                     4,657,487
            (Class)                      (Outstanding as of April 15, 1997)

Transitional Small Business Disclosure Format (check one):
           Yes [   ]               No [ X ]

                         HITOX CORPORATION OF AMERICA

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I.      Financial Information

             Item 1.   Financial Statements (Unaudited)

                       Condensed Balance Sheets--
                       March 31, 1997 and December 31, 1996                3-4

                       Condensed Statements of Income--
                       three months ended March 31, 1997 and 1996          5

                       Condensed Statements of Cash Flows--
                       three months ended March 31, 1997 and 1996          6

                       Notes to Condensed Financial
                       Statements                                          7-8

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       9-10

PART II.     Other Information

             Item 6.   Exhibits and Reports on Form 8-K                    11

             Signatures                                                    11

                                  HITOX CORPORATION OF AMERICA
                                    CONDENSED BALANCE SHEETS
                              MARCH 31, 1997 AND DECEMBER 31, 1996
                                         (in thousands)

                                                         March 31, 1997         December 31,
                                                           (Unaudited)              1996
                                                       -------------------   -------------------
ASSETS

Current assets:
  Cash and cash equivalents                            $             1,938   $             1,509
  Trade accounts receivable; no allowance for
    doubtful accounts considered necessary                           1,247                 1,101
  Other receivables                                                    108                    70
  Inventories:
    Raw materials                                                    3,608                 2,666
    Finished goods                                                     688                   976
    Supplies                                                            75                    75
                                                       -------------------   -------------------
      Total inventories                                              4,371                 3,717
  Other current assets                                                 135                    33
                                                       -------------------   -------------------
      Total current assets                                           7,799                 6,430

Property, plant and equipment                                        9,207                 9,123
Accumulated depreciation                                            (5,350)               (5,204)
                                                       -------------------   -------------------
                                                                     3,857                 3,919

Other assets                                                            25                    25
                                                       -------------------   -------------------
                                                       $            11,681   $            10,374
                                                       ===================   ===================

See Notes to Condensed Financial Statements

                                  HITOX CORPORATION OF AMERICA
                                    CONDENSED BALANCE SHEETS
                              MARCH 31, 1997 AND DECEMBER 31, 1996
                                (in thousands, except par value)
                                                         March 31, 1997         December 31,
                                                           (Unaudited)              1996
                                                       -------------------   -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $               141   $               165
  Accounts payable - MTC                                             1,493                   418
  Accrued expenses                                                     423                   257
  Current maturities of long-term debt                                 381                   373
                                                       -------------------   -------------------
    Total current liabilities                                        2,438                 1,213

Other long-term debt, excluding current maturities                     933                 1,032
                                                       -------------------   -------------------
    Total liabilities                                                3,371                 2,245

Commitments and contingencies

Shareholders' equity:
  Preferred stock $.01 par value: authorized,
     5,000 shares; no shares outstanding                                --                    --
  Common stock $.25 par value: authorized,
     10,000 shares; 4,657 shares outstanding
     after deducting 88 shares held in treasury                      1,186                 1,186
  Additional paid-in capital                                        14,341                14,341
  Accumulated deficit                                               (7,174)               (7,355)
                                                       -------------------   -------------------
                                                                     8,353                 8,172
  Less: cost of treasury stock                                         (43)                  (43)
                                                       -------------------   -------------------
    Total shareholders' equity                                       8,310                 8,129
                                                       -------------------   -------------------
                                                       $            11,681   $            10,374
                                                       ===================   ===================

See Notes to Condensed Financial Statements

                                  HITOX CORPORATION OF AMERICA
                                 CONDENSED STATEMENTS OF INCOME
                                           (Unaudited)
                            (in thousands, except per share amounts)
                                                                  Three Months Ended
                                                                      March 31,
                                                       -----------------------------------------
                                                              1997                   1996
                                                       -------------------   -------------------
Net Sales                                              $             2,851   $             2,702
Costs and expenses:
   Cost of products sold                                             2,051                 1,971
   Selling, administrative and general                                 610                   516
                                                       -------------------   -------------------
      Operating income                                                 190                   215

Other income (expenses):
   Interest income                                                      18                     3
   Interest expense                                                    (28)                 (144)
   Other, net                                                            1                   (13)
                                                       -------------------   -------------------
      Income before income tax                                         181                    61

Provision for income tax                                                --                    --
                                                       -------------------   -------------------
  NET INCOME                                           $               181   $                61
                                                       ===================   ===================

Income per common share:
  Primary                                              $              0.04   $              0.02
  Fully diluted                                                       0.04                  0.02


Weighted average common shares and
  equivalents outstanding:
  Primary                                                            4,675                 3,718
  Fully diluted                                                      4,676                 3,719

See Notes to Condensed Financial Statements

                                   HITOX CORPORATION OF AMERICA
                                CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                          (in thousands)
                                                                      Three Months Ended
                                                                          March 31,
                                                            -------------------------------------
                                                                  1997                 1996
                                                            -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $             181   $              61
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                         146                 163
    Inventory valuation charge                                             --                   4
  Changes in working capital:
    Receivables                                                          (184)               (579)
    Inventories                                                          (654)                526
    Other current assets                                                 (102)                (92)
    Accounts payable and accrued expenses                               1,217                (733)
                                                            -----------------   -----------------
      Net cash provided by (used in) operating activities                 604                (650)
                                                            -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                              (84)                (51)
                                                            -----------------   -----------------
      Net cash used in investing activities                               (84)                (51)
                                                            -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                              (91)                (15)
                                                            -----------------   -----------------
      Net cash used in financing activities                               (91)                (15)
                                                            -----------------   -----------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        429                (716)
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                                              1,509                 828
                                                            -----------------   -----------------
    AT END OF PERIOD                                        $           1,938   $             112
                                                            =================   =================
Supplemental disclosure of cash flow information:
    Interest paid                                           $              32   $             100

See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Accounting Policies

     Basis of Presentation

     The interim financial statements of Hitox Corporation of America (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All adjustments are of a normal and recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1996 Annual Report on Form 10-KSB.

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

     Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company did not adopt FASB Statement No. 123, Accounting for Stock-Based Compensation, and will continue to account for stock option grants in accordance with APB Opinion No. 25. FASB Statement 123 requires certain disclosures about stock-based compensation plans for all companies regardless of the method used to account for them. Effective in 1996 calendar year-end financial statements, companies that continue to apply APB 25 are required to disclose pro forma information as if the measurement provisions of Statement 123 had been adopted in their entirety. Such pro forma information was included in the Company's 1996 Form 10-KSB.

2.   Sale of Common Stock and Partial Prepayment of Subordinated Debentures

     On June 26, 1996, the Company completed the sale of 1,000,000 shares of common stock at $4.00 per share to Megamin Ventures Sdn. Bhd. ("Megamin Ventures"), formerly Syarikat Megawati Sdn. Bhd. Megamin Ventures is the majority owner of Malaysian Titanium Corporation ("MTC"), which supplies the Company with its primary raw material, synthetic rutile. The $4,000,000 proceeds from the sale were used to prepay $4,000,000 of the outstanding principal balance on $5,000,000 in 10.5% subordinated debenture notes (the "Debentures") on July 1, 1996.

3.   Prepayment of Debentures

     On July 31, 1996, the Company prepaid the remaining $1,000,000 principal balance on the Debentures using the proceeds of a term note under an amended loan agreement with the Company's bank (See Note 4).

4.   Debt

     On July 31, 1996, the Company executed an amended loan agreement (the "Amended Loan Agreement") with NationsBank of Texas, N.A., (the "Bank"), which includes the existing $2,000,000 line of credit and the mortgage note on the Company's headquarters. The Amended Loan Agreement provides a new $1,000,000 term loan (the "Term Loan") to the Company, with an interest rate of 8.17% per annum. The repayment terms of the Term Loan provided for monthly payments of interest only until December 31, 1996, and monthly payments of principal and interest of $31,415 began January 31, 1997, with the final payment due on January 31, 2000. The proceeds of the Term Loan were used to prepay the remaining $1,000,000 principal balance on the Debentures on July 31, 1996.

     Also as part of the Amended Loan Agreement, the expiration date of the Company's line of credit was extended from April 30, 1997 to April 30, 1998, and the interest rate was reduced from the Bank's prime rate plus 1.0% to the Bank's prime rate plus 0.75%. The Amended Loan Agreement also reduces the interest rate on the mortgage note on the building which includes the Company's corporate headquarters from 9.5% to 9.0%. The Company had no outstanding balance on the line of credit at March 31, 1997. The line of credit and the term notes are secured by the office building, inventory and accounts receivable. The Amended Loan Agreement contains covenants which, among other things, require maintenance of certain financial ratios. The Company was in compliance with all covenants for the quarter ended March 31, 1997.

5.   Commitments

     The Company purchases its primary raw material, synthetic rutile, under a supply agreement (the "Supply Agreement"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The first price adjustment, a 3.6% increase, is effective for orders placed in 1997, the third year of the Supply Agreement.

6.   Impact of Statement of Financial Accounting Standards No. 128

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the statement, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. The new requirements for calculating basic earnings per share exclude the dilutive effect of stock options. The new basic calculation results in the same earnings per share as the primary calculation for both the first quarter of 1997 and 1996 for the Company. Likewise, the new diluted calculation for the Company results in the same earnings per share as the fully diluted calculation for the first quarters of both 1997 and 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the first quarter of 1997 were $2,851,000 as compared to $2,702,000 for the same quarter in 1996. Sales of the Company's primary product, HITOX pigment, were slightly ahead of the first quarter of 1996, and BARTEX sales were up 27.2%.

Gross Profit:

     Gross profit for the first quarter of 1997 was $800,000, as compared with $731,000 for the first quarter of 1996, an increase of $69,000. Gross profit as a percentage of sales increased to 28.1% in the first quarter this year as compared to 27.1% in the same quarter last year. The improvement in the 1997 first quarter gross profit percentage compared with the first quarter of 1996 is the result of lower raw material costs in the first quarter of 1997.

Expenses:

     Total selling, administrative and general expenses increased from $516,000 during the first quarter of 1996, to $610,000 for the first quarter of 1997, representing an 18.2% increase. The higher expenses in the first quarter of 1997 compared with 1996 are primarily the result of higher selling expenses.

Interest Income:

     During the first quarter of 1997, excess funds were deposited in short-term interest bearing investments resulting in interest income of $18,000. For 1996, interest income for the first quarter was $3,000.

Interest Expense:

     Interest expense decreased $116,000 in the first quarter of 1997 as compared with the same quarter last year. Interest expense was lower in 1997 because on July 1, 1996, the Company prepaid $4,000,000 of the outstanding principal balance on its subordinated debentures (the "Debentures"), using proceeds from the sale of the Company's common stock. The remaining $1,000,000 principal balance on the Debentures was prepaid in full on July 31, 1996, using the proceeds of a new $1,000,000 term loan with a lower interest rate.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's regular taxable income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet is strong at March 31, 1997. Working capital increased from $5,217,000 at December 31, 1996 to $5,361,000 at March 31, 1997.
Cash increased from $1,509,000 at December 31, 1995 to $1,938,000 at March 31, 1997, with operating activities providing $604,000, while $91,000 was used in financing activities and $84,000 was used in investing activities. Accounts receivable increased at March 31, 1997 compared with December 31, 1996, due to higher sales volumes. Inventories as well as accounts payable and accrued expenses have increased, primarily due to raw material in transit. The Company had no outstanding borrowings on its line of credit at March 31, 1997, which has a limit of $2,000,000.

     The Company on an ongoing basis will finance its operations principally through cash flows generated by operations, through bank financing and through cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a supply agreement (the "Supply Agreement") with its former subsidiary, Malaysian Titanium Corporation. The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The first price adjustment, a 3.6% increase, is effective for orders placed in 1997, the third year of the Supply Agreement.

     On July 31, 1996, the Company executed an amended loan agreement with the Bank (the "Amended Loan Agreement"). The Amended Loan Agreement provides a new $1,000,000 term loan (the "Term Loan") to the Company, with an interest rate of 8.17% per annum. The repayment terms of the Term Loan provided for monthly payments of interest only until December 31, 1996, and monthly payments of principal and interest of $31,415 began January 31, 1997, with the final payment due on January 31, 2000. The proceeds of the Term Loan were used to prepay the remaining $1,000,000 principal balance on the Debentures on July 31, 1996. Also as part of the Amended Loan Agreement, the expiration date of the Company's line of credit was extended from April 30, 1997 to April 30, 1998, and the interest rate was reduced from the Bank's prime rate plus 1.0% to the Bank's prime rate plus 0.75%. The Amended Loan Agreement also reduces the interest rate on the mortgage note on the building which includes the Company's corporate headquarters from 9.5% to 9.0%.

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

Date:     May 12, 1997                    THOMAS A. LANDSHOF
       -----------------            ---------------------------------
                                    Thomas A. Landshof, President and
                                    Chief Executive Officer

Date:     May 12, 1997                     CRAIG A. SCHKADE
       -----------------            ---------------------------------
                                    Craig A. Schkade, Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)

                            Hitox Corporation of America                             Exhibit 11
                      Computation of Earnings Per Share (EPS)
                      (in thousands, except per share amounts)
                                    (Unaudited)
                                                                       Three Months Ended
                                                                           March 31,
                                                           ------------------------------------------
                                                                  1997                   1996
                                                           -------------------    -------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
  Common Stock                                                           4,657                  3,657
  Common Stock Equivalents, assumed exercise
    of stock options and warrants (Treasury
    Stock Method at average market value)                                   18                     61
                                                           -------------------    -------------------
      Total for Primary EPS                                              4,675                  3,718

  Assumed exercise of stock options and warrants
    (Treasury Stock Method at greater of average
    or end of period market value)                                           1                      1
                                                           -------------------    -------------------
      Total for Fully Diluted EPS                                        4,676                  3,719

INCOME

  Income for primary EPS:
    Net income                                             $               181    $                61

  Income for fully diluted EPS:
    Net income                                             $               181    $                61

INCOME PER SHARE

  Primary                                                  $              0.04    $              0.02
  Fully Diluted                                                           0.04                   0.02