Form 10QSB
period 1997-06-30
HITOX CORPORATION OF AMERICA
filed 1997-08-12
CIK 842295

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                  FORM 10-QSB
(Mark One)
         [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997
                                      OR
         [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
                    For the transition period from        to
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
           Yes [ X ]               No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.25 par value                     4,657,487
            (Class)                      (Outstanding as of July 25, 1997)

Transitional Small Business Disclosure Format (check one):
           Yes [   ]               No [ X ]

                         HITOX CORPORATION OF AMERICA

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I.      Financial Information

             Item 1.   Financial Statements (Unaudited)

                       Condensed Balance Sheets--
                       June 30, 1997 and December 31, 1996                 3-4

                       Condensed Statements of Income--
                       three months ended June 30, 1997 and 1996 and
                       six months ended June 30, 1997 and 1996             5

                       Condensed Statements of Cash Flows--
                       six months ended June 30, 1997 and 1996             6

                       Notes to Condensed Financial
                       Statements                                          7-8

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       9-11

PART II.     Other Information

             Item 6.   Exhibits and Reports on Form 8-K                    12

             Signatures                                                    12

                                  HITOX CORPORATION OF AMERICA
                                    CONDENSED BALANCE SHEETS
                               JUNE 30, 1997 AND DECEMBER 31, 1996
                                         (in thousands)

                                                          June 30, 1997         December 31,
                                                           (Unaudited)              1996
                                                       -------------------   -------------------
ASSETS

Current assets:
  Cash and cash equivalents                            $             1,782   $             1,509
  Trade accounts receivable; no allowance for
    doubtful accounts considered necessary                           1,560                 1,101
  Other receivables                                                      7                    70
  Inventories:
    Raw materials                                                    4,357                 2,666
    Finished goods                                                     717                   976
    Supplies                                                            56                    75
                                                       -------------------   -------------------
      Total inventories                                              5,130                 3,717
  Other current assets                                                 115                    33
                                                       -------------------   -------------------
      Total current assets                                           8,594                 6,430

Property, plant and equipment                                        9,300                 9,123
Accumulated depreciation                                            (5,498)               (5,204)
                                                       -------------------   -------------------
                                                                     3,802                 3,919

Other assets                                                            25                    25
                                                       -------------------   -------------------
                                                       $            12,421   $            10,374
                                                       ===================   ===================

See Notes to Condensed Financial Statements

                                  HITOX CORPORATION OF AMERICA
                                    CONDENSED BALANCE SHEETS
                               JUNE 30, 1997 AND DECEMBER 31, 1996
                                (in thousands, except par value)
                                                          June 30, 1997         December 31,
                                                           (Unaudited)              1996
                                                       -------------------   -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $               188   $               165
  Accounts payable - MTC                                             1,516                   418
  Accrued expenses                                                     693                   257
  Current maturities of long-term debt                                 389                   373
                                                       -------------------   -------------------
    Total current liabilities                                        2,786                 1,213

Other long-term debt, excluding current maturities                     833                 1,032
                                                       -------------------   -------------------
    Total liabilities                                                3,619                 2,245

Commitments and contingencies

Shareholders' equity:
  Preferred stock $.01 par value: authorized,
     5,000 shares; no shares outstanding                                --                    --
  Common stock $.25 par value: authorized,
     10,000 shares; 4,657 shares outstanding
     after deducting 88 shares held in treasury                      1,186                 1,186
  Additional paid-in capital                                        14,341                14,341
  Accumulated deficit                                               (6,682)               (7,355)
                                                       -------------------   -------------------
                                                                     8,845                 8,172
  Less: cost of treasury stock                                         (43)                  (43)
                                                       -------------------   -------------------
    Total shareholders' equity                                       8,802                 8,129
                                                       -------------------   -------------------
                                                       $            12,421   $            10,374
                                                       ===================   ===================

See Notes to Condensed Financial Statements

                                    HITOX CORPORATION OF AMERICA
                                   CONDENSED STATEMENTS OF INCOME
                                             (Unaudited)
                              (in thousands, except per share amounts)
                                              Three Months Ended                Six Months Ended
                                                   June 30,                          June 30,
                                        -----------------------------    -----------------------------
                                             1997             1996            1997             1996
                                        -------------    ------------    -------------    ------------
Net Sales                               $       3,318    $      2,953    $       6,169    $      5,655
Costs and expenses:
   Cost of products sold                        2,133           2,067            4,184           4,038
   Selling, administrative and general            680             570            1,290           1,086
                                        -------------    ------------    -------------    ------------
      Operating income                            505             316              695             531

Other income (expenses):
   Interest income                                 18               5               36               8
   Interest expense                               (28)           (143)             (56)           (287)
   Other, net                                       1             (10)               2             (23)
                                        -------------    ------------    -------------    ------------
      Income before income tax                    496             168              677             229

Provision for income tax                            4              --                4              --
                                        -------------    ------------    -------------    ------------
  NET INCOME                            $         492    $        168    $         673    $        229
                                        =============    ============    =============    ============

Income per common share:
  Primary                               $        0.10    $       0.04    $        0.14    $       0.06
  Fully diluted                                  0.10            0.04             0.14            0.06


Weighted average common shares and
  equivalents outstanding:
  Primary                                       4,686           3,805            4,679           3,764
  Fully diluted                                 4,699           3,865            4,699           3,837

See Notes to Condensed Financial Statements

                                   HITOX CORPORATION OF AMERICA
                                CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                          (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                            -------------------------------------
                                                                  1997                 1996
                                                            -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $             673    $            229
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                         294                 325
    Inventory valuation charge                                             --                   4
  Changes in working capital:
    Receivables                                                          (396)               (502)
    Inventories                                                        (1,413)               (279)
    Other current assets                                                  (82)                (76)
    Accounts payable and accrued expenses                               1,557                 (61)
                                                            -----------------    ----------------
      Net cash provided by (used in) operating activities                 633                (360)
                                                            -----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                             (177)                (91)
                                                            -----------------    ----------------
      Net cash used in investing activities                              (177)                (91)
                                                            -----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                             (183)                (30)
  Proceeds from the issuance of common stock                               --               3,988
                                                            -----------------    ----------------
      Net cash (used in) provided by financing activities                (183)              3,958
                                                            -----------------    ----------------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                        273               3,507
CASH AND CASH EQUIVALENTS:
  AT BEGINNING OF PERIOD                                                1,509                 828
                                                            -----------------    ----------------
  AT END OF PERIOD                                          $           1,782    $          4,335
                                                            =================    ================
Supplemental disclosure of cash flow information:
    Interest paid                                           $              47    $            244
    Income taxes paid                                                       4                   3

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

     Also as part of the Amended Loan Agreement, the expiration date of the Company's line of credit was extended from April 30, 1997 to April 30, 1998, and the interest rate was reduced from the Bank's prime rate plus 1.0% to the Bank's prime rate plus 0.75%. The Amended Loan Agreement also reduces the interest rate on the mortgage note on the building which includes the Company's corporate headquarters from 9.5% to 9.0%. The Company had no outstanding balance on the line of credit at June 30, 1997. The line of credit and the term notes are secured by the office building, inventory and accounts receivable. The Amended Loan Agreement contains covenants which, among other things, require maintenance of certain financial ratios. The Company was in compliance with all covenants for the quarter ended June 30, 1997.

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

6.   Impact of Statement of Financial Accounting Standards No. 128

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the statement, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. The new requirements for calculating basic earnings per share exclude the dilutive effect of stock options. The new basic calculation results in the same earnings per share as the primary calculation for the three month and six month periods ended both June 30, 1997 and June 30, 1996 for the Company. Likewise, the new diluted calculation for the Company results in the same earnings per share as the fully diluted calculation for the three month and six month periods ended both June 30, 1997 and June 30, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the second quarter of 1997 were $3,318,000 as compared to $2,953,000 for the same quarter in 1996. Total net sales for the six months ended June 30, 1997 were $6,169,000 compared with $5,655,000 for the same period in 1996. Sales of the Company's primary product, HITOX pigment, were ahead of the three month and six month periods ended June 30, 1996, by 10.5% and 6.0%, respectively. BARTEX sales increased over 27% for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996.

Gross Profit:

     Gross profit for the second quarter of 1997 was $1,185,000, as compared with $886,000 for the second quarter of 1996, an increase of $299,000. Gross profit as a percentage of sales increased to 35.7% in the second quarter this year as compared to 30.0% in the same quarter last year. The year to date gross profit for the six months ended June 30, 1997 was $1,985,000, or 32.2% of net sales compared with $1,617,000 or 28.6% of net sales for the same period of 1996. The improvement in the 1997 second quarter and year to date gross profit percentages compared with the same periods of 1996 is the result of lower raw material costs and improved efficiency in 1997.

Expenses:

     Total selling, administrative and general expenses increased from $570,000 during the second quarter of 1996, to $680,000 for the second quarter of 1997, representing an 19.3% increase. Total selling, administrative and general expenses increased from $1,086,000 during the six months ended June 30, 1996, to $1,290,000 for the same period of 1997, representing approximately an 18.8% increase. The higher expenses in the second quarter of 1997 compared with the second quarter of 1996 are primarily due to increased salaries and benefits. The increase from the first six months of 1996 to the first six months of 1997 is attributable to higher selling expenses as well as increased salaries and benefits.

Interest Income:

     During the second quarter of 1997, excess funds were deposited in short-term interest bearing investments resulting in interest income of $18,000. For 1996, interest income for the second quarter was $5,000. For the six months ended June 30, 1997, interest income was $36,000 compared to $8,000 for the corresponding period in 1996. The increased amounts of interest income are due to higher cash balances available for investment in 1997.

Interest Expense:

     Interest expense decreased $115,000 in the second quarter of 1997 as compared with the same quarter last year. For the six month period ended June 30, 1997, interest expense decreased $231,000, compared with 1996. Interest expense was lower in 1997 because on July 1, 1996, the Company prepaid $4,000,000 of the outstanding principal balance on its subordinated debentures (the "Debentures"), using proceeds from the sale of the Company's common stock. The remaining $1,000,000 principal balance on the Debentures was prepaid in full on July 31, 1996, using the proceeds of a new $1,000,000 term loan with a lower interest rate.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax. Provision for income tax was $4,000 for the three months and six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet is strong at June 30, 1997. Working capital increased from $5,217,000 at December 31, 1996 to $5,808,000 at June 30, 1997.
Cash increased from $1,509,000 at December 31, 1996 to $1,782,000 at June 30, 1997. During the six month period, operating activities provided $633,000, while $183,000 was used in financing activities and $177,000 was used in investing activities. Accounts receivable increased at June 30, 1997 compared with December 31, 1996, due to higher sales volumes. Inventories as well as accounts payable and accrued expenses have increased, primarily due to raw material in transit. The Company had no outstanding borrowings on its line of credit at June 30, 1997, which has a limit of $2,000,000.

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

Date:   August 12, 1997                    THOMAS A. LANDSHOF
       -----------------            ---------------------------------
                                     Thomas A. Landshof, President and
                                     Chief Executive Officer

Date:   August 12, 1997                      CRAIG A. SCHKADE
       -----------------            ---------------------------------
                                     Craig A. Schkade, Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)

                             Hitox Corporation of America                               Exhibit 11
                        Computation of Earnings Per Share (EPS)
                       (in thousands, except per share amounts)
                                      (Unaudited)
                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                ------------------------      -----------------------
                                                   1997           1996          1997           1996
                                                ---------      ---------      ---------     ---------
WEIGHTED AVERAGE SHARES OUTSTANDING
  Common Stock                                      4,657          3,712          4,657         3,685
  Common Stock Equivalents, assumed exercise
    of stock options and warrants (Treasury
    Stock Method at average market value)              29             93             22            79
                                                ---------      ---------      ---------     ---------
      Total for Primary EPS                         4,686          3,805          4,679         3,764

  Assumed exercise of stock options and
    warrants (Treasury Stock Method at
    greater of average or end of period
    market value)                                      13             60             20            73
                                                ---------      ---------      ---------     ---------
      Total for Fully Diluted EPS                   4,699          3,865          4,699         3,837

INCOME

  Income for primary EPS:
    Net income                                  $     492      $     168      $     673     $     229

  Income for fully diluted EPS:
    Net income                                        492            168            673           229

INCOME PER SHARE

  Primary                                       $    0.10      $    0.04      $    0.14     $    0.06
  Fully Diluted                                      0.10           0.04           0.14          0.06