Form 10QSB
period 1997-09-30
HITOX CORPORATION OF AMERICA
filed 1997-11-14
CIK 842295

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                  FORM 10-QSB
(Mark One)
         [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                                      OR
         [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
                    For the transition period from       to
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
                         Yes [ X ]               No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
   Common Stock, $0.25 par value                     4,657,487
            (Class)                    (Outstanding as of October 22, 1997)

Transitional Small Business Disclosure Format (check one):
                         Yes [   ]               No [ X ]

                         HITOX CORPORATION OF AMERICA

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I.   Financial Information

          Item 1.   Financial Statements (Unaudited)

                    Condensed Balance Sheets--
                    September 30, 1997 and December 31, 1996               3-4

                    Condensed Statements of Income--
                    three months ended September 30, 1997 and 1996 and
                    nine months ended September30, 1997 and 1996           5

                    Condensed Statements of Cash Flows--
                    nine months ended September 30, 1997 and 1996          6

                    Notes to Condensed Financial
                    Statements                                             7-9

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          9-11

PART II.  Other Information

          Item 5.   Other Information                                      12

          Item 6.   Exhibits and Reports on Form 8-K                       12

          Signatures                                                       12

                                  HITOX CORPORATION OF AMERICA
                                    CONDENSED BALANCE SHEETS
                            September 30, 1997 AND DECEMBER 31, 1996
                                         (in thousands)

                                                       September 30, 1997       December 31,
                                                           (Unaudited)              1996
                                                       -------------------   -------------------
ASSETS

Current assets:
  Cash and cash equivalents                            $             1,386   $             1,509
  Trade accounts receivable; no allowance for
    doubtful accounts considered necessary                           1,297                 1,101
  Other receivables                                                     10                    70
  Inventories:
    Raw materials                                                    3,792                 2,666
    Finished goods                                                   1,088                   976
    Supplies                                                            78                    75
                                                       -------------------   -------------------
      Total inventories                                              4,958                 3,717
  Other current assets                                                  79                    33
                                                       -------------------   -------------------
      Total current assets                                           7,730                 6,430

Property, plant and equipment                                        9,355                 9,123
Accumulated depreciation                                            (5,647)               (5,204)
                                                       -------------------   -------------------
                                                                     3,708                 3,919

Other assets                                                            25                    25
                                                       -------------------   -------------------
                                                       $            11,463   $            10,374
                                                       ===================   ===================

See Notes to Condensed Financial Statements

                                  HITOX CORPORATION OF AMERICA
                                    CONDENSED BALANCE SHEETS
                            September 30, 1997 AND DECEMBER 31, 1996
                                (in thousands, except par value)

                                                       September 30, 1997        December 31,
                                                           (Unaudited)               1996
                                                       -------------------    -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $               199    $               165
  Accounts payable - MTC                                               650                    418
  Accrued expenses                                                     396                    257
  Current maturities of long-term debt                                 397                    373
                                                       -------------------    -------------------
    Total current liabilities                                        1,642                  1,213

Other long-term debt, excluding current maturities                     731                  1,032
                                                       -------------------    -------------------
    Total liabilities                                                2,373                  2,245

Commitments and contingencies

Shareholders' equity:
  Preferred stock $.01 par value: authorized,
     5,000 shares; no shares outstanding                                --                     --
  Common stock $.25 par value: authorized,
     10,000 shares; 4,657 shares outstanding
     after deducting 88 shares held in treasury                      1,186                  1,186
  Additional paid-in capital                                        14,341                 14,341
  Accumulated deficit                                               (6,394)                (7,355)
                                                       -------------------    -------------------
                                                                     9,133                  8,172
  Less: cost of treasury stock                                         (43)                   (43)
                                                       -------------------    -------------------
    Total shareholders' equity                                       9,090                  8,129
                                                       -------------------    -------------------
                                                       $            11,463    $            10,374
                                                       ===================    ===================

See Notes to Condensed Financial Statements

                                    HITOX CORPORATION OF AMERICA
                                   CONDENSED STATEMENTS OF INCOME
                                             (Unaudited)
                              (in thousands, except per share amounts)
                                            Three Months Ended               Nine Months Ended
                                                September 30,                  September 30,
                                        -----------------------------    -----------------------------
                                               1997            1996            1997            1996
                                        -------------   -------------    -------------   -------------
Net Sales                               $       2,482   $       3,198    $       8,651   $       8,853
Costs and expenses:
   Cost of products sold                        1,712           2,159            5,896           6,197
   Selling, administrative and general            474             616            1,764           1,702
                                        -------------   -------------    -------------   -------------
      Operating income                            296             423              991             954

Other income (expenses):
   Interest income                                 19               9               55              17
   Interest expense                               (25)            (33)             (81)           (320)
   Other, net                                       3              (2)               5             (25)
                                        -------------   -------------    -------------   -------------
Income before income tax
   and extraordinary item                         293             397              970             626

Provision for income tax                            5               3                9               3
                                        -------------   -------------    -------------   -------------
Income before extraordinary item                  288             394              961             623

Extraordinary item,
   early extinguishment of debt                     -            (112)               -            (112)
                                        -------------   -------------    -------------   -------------
NET INCOME                              $         288   $         282    $         961   $         511
                                        =============   =============    =============   =============

Income per common share:
   Income before extraordinary item     $        0.06   $        0.08    $        0.20   $        0.15
   Extraordinary item                               -           (0.02)              -            (0.02)
                                        -------------   -------------    -------------   -------------
  Net Income                            $        0.06   $        0.06    $        0.20   $        0.13
                                        =============   =============    =============   =============

Weighted average common shares and
   equivalents outstanding:                     4,727           4,719            4,710           4,085

See Notes to Condensed Financial Statements

                                   HITOX CORPORATION OF AMERICA
                                CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                          (in thousands)
                                                                      Nine Months Ended
                                                                        September 30,
                                                            --------------------------------------
                                                                  1997                 1996
                                                            -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $             961    $             511
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                         442                  475
    Inventory valuation charge                                                                   4
  Extraordinary item                                                                           112
  Changes in working capital:
    Receivables                                                          (136)                (343)
    Inventories                                                        (1,241)                (159)
    Other current assets                                                  (46)                 (41)
    Accounts payable and accrued expenses                                 405                 (670)
                                                            -----------------    -----------------
      Net cash provided by (used in) operating activities                 385                 (111)
                                                            -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                             (231)                (118)
                                                            -----------------    -----------------
      Net cash used in investing activities                              (231)                (118)
                                                            -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                             (277)              (5,044)
  Proceeds from long-term debt                                             --                1,000
  Proceeds from the issuance of common stock                               --                3,988
                                                            -----------------    -----------------
      Net cash used in financing activities                              (277)                 (56)
                                                            -----------------    -----------------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                       (123)                (285)
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                                              1,509                  828
                                                            -----------------    -----------------
    AT END OF PERIOD                                        $           1,386    $             543
                                                            =================    =================
Supplemental disclosure of cash flow information:
    Interest paid                                           $              81    $             320
    Income taxes paid                                                       9                    3

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

     Also as part of the Amended Loan Agreement, the expiration date of the Company's line of credit was extended from April 30, 1997 to April 30, 1998, and the interest rate was reduced from the Bank's prime rate plus 1.0% to the Bank's prime rate plus 0.75%. The Amended Loan Agreement also reduces the interest rate on the mortgage note on the building which includes the Company's corporate headquarters from 9.5% to 9.0%. The Company had no outstanding balance on the line of credit at September 30, 1997. The line of credit and the term notes are secured by the office building, inventory and accounts receivable. The Amended Loan Agreement contains covenants which, among other things, require maintenance of certain financial ratios. The Company was in compliance with all covenants for the quarter ended September 30, 1997.

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

6.   Impact of Statement of Financial Accounting Standards No. 128

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the statement, primary earnings per share will be replaced with basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. For the three month and nine month periods ended September 30, 1997 and September 30, 1996, Statement 128 results in only one change in earnings per share. For the nine month period ended September

30, 1997, the new basic calculation results in an earnings per share of $0.21, compared with reported earnings per share of $0.20.

7.   Impact of Statement of Financial Accounting Standards No. 129

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This Statement consolidates existing guidance on disclosures about the Company's capital structure into one Statement. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. Because the Company already makes the disclosures required by this Statement, the adoption will have no impact.

8.   Impact of Statement of Financial Accounting Standards No. 130

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in the full set of financial statements, and does not address recognition or measurement of comprehensive income and its components. The adoptions of this Statement will not have a material effect on the financial statements. SFAS No. 130 will become effective in 1998, however, earlier adoption is allowed.

9.   Impact of Statement of Financial Accounting Standards No. 131

     Also, in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 will become effective in 1998. Because the Company is in a single line of business, it will not be affected by SFAS No. 131.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the third quarter of 1997 were $2,482,000 as compared to $3,198,000 for the same quarter in 1996. Total net sales for the nine months ended September 30, 1997 were $8,651,000 compared with $8,853,000 for the same period in 1996. Sales of the Company's primary product, HITOX pigment, were lower in the third quarter of 1997 and year to date compared with 1996, but were partially offset by increased sales of the Company's other primary product, BARTEX pigments.

Gross Profit:

     Gross profit for the third quarter of 1997 was $770,000, as compared with $1,039,000 for the third quarter of 1996, a decrease of $269,000. Gross profit as a percentage of sales was 31.0% in the third quarter this year as compared to 32.5% in the same quarter last year. The year to date gross profit for the nine months ended September 30, 1997 was $2,755,000, or 31.8% of net sales compared with $2,656,000 or 30.0% of net sales for the same period of 1996. The improvement in the 1997 year to date gross profit percentages compared with the same period of 1996 is the result of lower raw material costs and improved efficiency in 1997.

Expenses:

     Total selling, administrative and general expenses decreased from $616,000 during the third quarter of 1996, to $474,000 for the third quarter of 1997, representing a decrease of $142,000 or 23.1%. Total selling, administrative and general expenses increased from $1,702,000 during the nine months ended September 30, 1996, to $1,764,000 for the same period of 1997, representing approximately a 3.6% increase. The lower expenses in the third quarter of 1997 compared with the third quarter of 1996 are primarily due to lower performance based benefits, and selling expenses. The increase from the first nine months of 1996 to the first nine months of 1997 is attributable to higher 1997 salaries and technical expenses.

Interest Income:

     During the third quarter of 1997, excess funds were deposited in short-term interest bearing investments resulting in interest income of $19,000. For 1996, interest income for the third quarter was $9,000. For the nine months ended September 30, 1997, interest income was $55,000 compared to $17,000 for the corresponding period in 1996. The increased amounts of interest income are due to higher cash balances available for investment in 1997.

Interest Expense:

     Interest expense decreased $8,000 in the third quarter of 1997 as compared with the same quarter last year. For the nine month period ended September 30, 1997, interest expense decreased $239,000, compared with 1996. Interest expense was lower in 1997 because on July 1, 1996, the Company prepaid $4,000,000 of the outstanding principal balance on its subordinated debentures (the "Debentures"), using proceeds from the sale of the Company's common stock. The remaining $1,000,000 principal balance on the Debentures was prepaid in full on July 31, 1996, using the proceeds of a new $1,000,000 term loan with a lower interest rate.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax. Provision for income tax was $5,000 for the third quarter of 1997 and $9,000 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet is strong at September 30, 1997. Working capital increased from $5,217,000 at December 31, 1996 to $6,088,000 at September 30, 1997. Cash decreased from $1,509,000 at December 31, 1996 to $1,386,000 at September 30, 1997. During the nine month period, cash from operating activities totaled $385,000, while $277,000 was used in financing activities and $231,000 was used in investing activities. Accounts receivable increased at September 30, 1997 compared with December 31, 1996, due to a change in the mix of customers and terms in the relevant periods. Inventories as well as accounts payable and accrued expenses have increased, primarily due to raw material in transit. The Company had no outstanding borrowings on its line of credit at September 30, 1997, which has a limit of $2,000,000.

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

                                    PART II


Item 5.  Other Information

     On October 30, 1997 the Board of Directors of Hitox Corporation of America accepted the resignation of Thomas A. Landshof as the President and Chief Executive Officer of the Company. Bernard A. Paulson, an outside Director, will assume the duties of CEO on an interim basis.


Item 6.  Exhibits and Reports on Form 8-K
                                                                      Page No.

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

Hitox Corporation of America
----------------------------------
(Registrant)

Date:           November 13, 1997              BERNARD A. PAULSON
                ----------------           ----------------------------------
                                           Bernard A. Paulson,
                                           Acting Chief Executive Officer

Date:           November 13, 1997              CRAIG A. SCHKADE
                -----------------          ----------------------------------
                                           Craig A. Schkade, Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

                             Hitox Corporation of America                               Exhibit 11
                        Computation of Earnings Per Share (EPS)
                       (in thousands, except per share amounts)
                                      (Unaudited)
                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                ------------------------   ----------------------
                                                   1997          1996         1997        1996
                                                -----------  -----------   -----------  ---------
WEIGHTED AVERAGE SHARES OUTSTANDING
  Common Stock                                        4,657        4,657         4,657      4,012
  Common Stock Equivalents, assumed exercise
    of stock options and warrants (Treasury
    Stock Method at average market value)                70           61            40         73
                                                -----------  -----------   -----------  ---------
      Total for Primary EPS                           4,727        4,718         4,697      4,085

  Assumed exercise of stock options and
    warrants (Treasury Stock Method at
    greater of average or end of period
    market value)                                         -            1            13          -
                                                -----------  -----------   -----------  ---------
      Total for Fully Diluted EPS                     4,727        4,719         4,710      4,085

INCOME

  Income for primary EPS:
    Net income                                  $       288  $       282   $       961  $     511

  Income for fully diluted EPS:
    Net income                                          288          282           961        511

INCOME PER SHARE

  Primary                                       $      0.06  $      0.06   $      0.20  $    0.13
  Fully Diluted                                        0.06         0.06          0.20       0.13