Form 10KSB
period 1997-12-31
HITOX CORPORATION OF AMERICA
filed 1998-03-27
CIK 842295

FORM 10-KSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
  [X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

  [  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-17321
                         HITOX CORPORATION OF AMERICA
                (Name of small business issuer in its charter)
         Delaware                                74-2081929
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)
       722 Burleson Street                          78402
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

State issuer's revenues for its most recent fiscal year:  $11,242,590

State the aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 17, 1998, computed by reference to the closing sale price of the registrant's Common Stock on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market on such date: $4,385,002.

Number of shares of the registrant's Common Stock outstanding as of February 17, 1998
                                   4,657,487
                     Documents incorporated by reference:

1. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held May 19, 1998, are incorporated by reference into
     Part III of this report.
2. Certain portions of the registrant's S-1 registration statement (File No. 33-25354) exhibits are incorporated by reference into Part IV of this report.

Transitional Small Business Disclosure Format (check one): Yes   No X
                                                              ---  ---

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Hitox Corporation of America ("Hitox" or the "Company") is a specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments and pigment extenders used in the manufacture of paints, industrial coatings and plastics. The Company's principal product, HITOX (Registered trademark) (HIgh grade Titanium diOXide), is a unique color pigment with a high titanium dioxide content. Titanium dioxide is the primary pigment used by manufacturers of paints, plastics and paper to impart opacity and durability to the finished product. HITOX enjoys a unique marketing niche as a lower cost, high quality, buff color pigment that can replace some of the other color pigments and some or all of the white titanium dioxide in customer's formulations, providing significant cost savings. HITOX is chemically inert and non-toxic. HITOX accounted for 72% and 75% of net sales in 1997 and 1996, respectively. The Company's strategy includes offering additional products to its HITOX customers. To this end, Hitox also manufactures and sells a line of barium sulfate pigment extenders under the brand name BARTEX (Registered trademark), alumina trihydrate under the name HALTEX (Registered trademark) which is a filler used in plastics for its flame retardant properties, and sells iron oxide pigments under the name OSO (Registered trademark) which are used in primers, color concentrates and other specialty coatings for its color properties. The Company manufactures HITOX, BARTEX and HALTEX at its manufacturing facility located in Corpus Christi, Texas, U.S.A.

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

RESEARCH AND DEVELOPMENT

     A 5,000 square foot technical center was constructed at the Company's plant location in Corpus Christi, Texas in 1992, that houses process control, quality assurance, technical service, and research and development functions. The technical services group focused on customer service and development in 1997, and did not incur significant research and development expense in 1997.

MANAGEMENT

     Mr. Bernard Paulson was appointed Acting Chief Executive Officer by the Board after the resignation of Thomas A. Landshof on October 30, 1997. Mr. Paulson serves in that capacity on a part-time basis. Mr. Kelso C. Brooks, Jr., the Company's Director of Technology since 1994, was appointed to the newly created position of Acting General Manager in late 1997, and was appointed Senior Vice President on March 3, 1998. Mr. Brooks is responsible for day-to-day operations of the Company, with primary emphasis on increasing the sale of HITOX pigments. He works closely with sales and marketing personnel to direct and focus that effort.

MARKETING AND CUSTOMERS

Sales and Marketing Department Organization

     The Company's sales effort is directed from Corpus Christi, Texas, with all personnel reporting to the national sales manager and acting general manager. The Company has four regional sales managers. Three of the regional sales managers live and work in their respective territories, which include the Eastern, Western and Mid-Western United States. A fourth regional sales manager is responsible for Asia and operates from the Houston area. The Company's Corpus Christi sales and marketing department consists of a sales assistant, a customer service coordinator, and a sales and marketing administrative coordinator. The Company also has one sales agent whose territory includes the Central United States and whose focus is the PVC pipe market.

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

Domestic Distributors and Agents

     The Company's products are currently marketed by 18 independent stocking distributors and one agent located in 18 states with a combined sales force of over 200 people. Domestic distributors accounted for approximately 32% of total net sales in 1997.

Foreign Distributors, Licensees and Agents

     There are approximately 26 independent distributors and 10 agents selling the Company's products abroad. The sales and marketing effort for all areas of the world except Europe, Israel and the Asia/Pacific region is directed from Corpus Christi, Texas. FME, the Company's former Spanish subsidiary, is now a licensee, and directs the sales and marketing efforts in Europe and Israel. In 1997, the Company strengthened its relationship with its former subsidiary Malaysian Titanium Corporation ("MT"), by appointing MT master distributor for the Asia/Pacific region. MT has established a sales team which is responsible for managing the distributor relationships in individual countries in the region, as well as directing the overall sales and marketing effort. Foreign sales through distributors accounted for approximately 4.0% of total net sales in 1997 and 1996.

Customers

     End use customers of the Company's products include, among others, such companies as PPG, Uponor, Dunn Edwards, J-M Manufacturing Co., The Sherwin-Williams Company, Morton International, and Formosa Plastics. The top 10 direct customers accounted for 42% of total net sales in both 1997 and 1996. The direct foreign customers accounted for 10.0% of total net sales in 1997 and 8.0% of total net sales in 1996. The Company has historically maintained a relatively stable customer and distributor base.

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

     Estimated Geographic Distribution       1997       1996
     ---------------------------------     -------    -------
     (in thousands of dollars)
     United States                         $ 9,727    $ 9,931
     Canada & Mexico                         1,172      1,078
     South & Central America                    70        127
     Asia-Australia                            152        102
     Africa-Middle East                        122         89
                                           -------    -------
        Total                              $11,243    $11,327
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

     Competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products. A number of these competitors are owned and operated by large diversified corporations. Many of these competitors, such as E.I. DuPont de Nemours & Co., Inc., Millenium Chemical Inc., Kerr-McGee Chemical Corporation and Kronos, Inc., have substantially greater financial and other resources and their share of industry sales is substantially larger than the Company's.

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

BACKLOG

     The Company normally manufactures its pigment products in anticipation of, and not in response to, customer orders and generally fills orders within a short time after receipt. Consequently, the Company seeks to maintain adequate inventories of its pigment products in order to permit it to fill orders promptly after receipt. As of February 16, 1998, the Company does not have a significant backlog of customer orders.

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

EMPLOYEES

     As of December 31, 1997, the Company had a total of 45 full-time employees, all in the U.S. None of the Company's employees are currently covered by a collective bargaining agreement with a union.

ITEM 2.  DESCRIPTION OF PROPERTY

     From 1988 through 1997, the Company's corporate headquarters were located in the Furman Plaza Building ("the Building") in downtown Corpus Christi, Texas, U.S.A. The Company purchased the Building in 1988 for $755,844. The Building is a fully-restored historic structure with five stories containing approximately 22,465 square feet of office space attached to a five story, 300 car parking garage. In December of 1997, the Board of Directors approved a plan to sell the Building and move its personnel located there to the Company's plant location. Effective February 2, 1998, the Company consolidated all of its Corpus Christi personnel in renovated offices at its plant location. This move will provide improved efficiency and communication. The Company has listed the Building for sale with a commercial real estate firm, and retained that firm to manage the Building and tenant leases. At February 2, 1998, about 67.5% of the office space was leased to tenants, with the space recently vacated by Hitox comprising approximately 18% of total rentable space.

     The Company operates a plant in Corpus Christi, Texas which manufactures HITOX, BARTEX, and HALTEX. The facility is located in the Rincon Industrial Park on 13.86 acres of land, with 12.86 acres leased from the Port of Corpus Christi Authority (the "Port") and one acre owned by the Company. The first lease, which covers 10 acres of the plant site, has a term of 30 years and expires in July 2017. The lease payment is subject to adjustment every 5 years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. The second lease with the Port, which covers 2.86 acres, was renewed for its final 5 year option term effective January 1, 1998.

     The Company owns the improvements on the plant site, including a 3,400 square-foot office, a 5,000 square-foot laboratory building, a maintenance shop and several manufacturing and warehousing buildings containing a total of approximately 90,000 square feet of space. The leased premises include approximately 350 lineal feet of bulkheaded industrial canal frontage, which provides access to the Gulf of Mexico inter-coastal waterway system through the Corpus Christi ship channel. This property also is serviced by a railroad spur which runs through the Company's property to the canal.

     Management believes that all of the facilities and equipment of the Company are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS

     The names of the members of the Company's executive officers at March 3, 1998, each of whom is elected annually, are set forth below:

     Name                 Age       Position                       Hitox Since
     ----                 ---       --------                       -----------
Bernard Paulson           69        Acting Chief Executive             1992
                                    Officer

Kelso C. Brooks, Jr.      50        Senior Vice President              1991

Craig Schkade             43        Chief Financial Officer            1989
                                    and Treasurer

Elizabeth Morgan          56        Secretary                          1988

     Bernard Paulson was appointed Acting Chief Executive Office by the Board after the resignation of Thomas A. Landshof on October 30, 1997. Mr. Paulson has been a director of the Company since 1992. Mr. Paulson is Chief Executive Officer of Inspection Group, Inc. and is retired President of Koch Refining Company with over 40 years experience with other companies in the refining and petrochemical industries, including Kerr-McGee Corporation.

     Kelso C. Brooks, Jr., was appointed Senior Vice President on March 3, 1998. Mr. Brooks joined Hitox in 1991 and has served as Director of Technology since 1994. Prior to joining Hitox, Mr. Brooks has served as Operations Manager, Process Control Manager, Plant Manager, and in other managerial positions with Cities Service Company and Columbian Chemicals Company. He received his Bachelor of Chemical Engineering from the University of Arkansas.

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company became a publicly owned company in December, 1988. Prior to that time, the Company's stock was not listed nor traded on any stock exchange. From February 7, 1989, to February 10, 1995, the Company's common stock was listed and traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (Nasdaq) (symbol:
HTXA), and since February 10, 1995, has been listed and traded on the Nasdaq SmallCap Market System. The table below sets forth the high and low closing sales price of the Company's common stock for the periods indicated, according to published sources.

     Quarter Ended    March 31     June 30    Sept. 30     Dec. 31
     -------------    --------     -------    --------     -------
     1997     High      3.375       3.875       4.000       3.375
              Low       2.500       2.375       2.938       1.563

     1996     High      3.50        4.75        4.25        3.250
              Low       3.00        3.00        3.00        2.375

     The reduction in net tangible assets occasioned by the sale of the Company's two foreign operating subsidiaries, MT and FME, along with annual net losses, required the Company's securities to be moved from the Nasdaq National Market System to the Nasdaq SmallCap Market System effective February 10, 1995.

     No cash dividends have ever been paid on the Company's Common Stock. The Company is prohibited from paying cash dividends under its loan agreement with NationsBank. (See Note 5 of Notes to Financial Statements.)

     The approximate number of holders of record of the Company's Common Stock as of December 31, 1997 was 113. In addition, there are approximately 800 beneficial shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales: Net sales for 1997 were $11,242,590, a decrease of $84,855 or 0.7% compared with 1996 net sales of $11,327,445. Total 1997 sales of HITOX pigment were $8,077,701, which accounted for 71.9% of total sales in 1997, as compared with $8,478,426, or 74.8% of total sales in 1996. Sales of the Company's other pigment products almost offset the decrease in HITOX pigment sales. The Company's financial performance continues to be dependent on sales of the single product line, HITOX pigment.

     The Company's net sales in the U.S. decreased by 2.1%, to $9,726,543 in 1997 from $9,931,674 in 1996. Net sales for use in foreign countries increased by $120,276, or 8.6% to $1,516,047 in 1997, from $1,395,771 in 1996. The only foreign sales area to show a decrease in 1997 was South & Central America.

     Cost of Sales: Total cost of sales in 1997 decreased $102,742 or 1.3% from 1996, accompanying the lower 1997 sales volumes. Raw material costs were lower in 1997 than in 1996, which resulted in an increase in gross profit from 29.9% for 1996 to 30.3% for 1997.

     General, Administrative and Selling Expenses: Total general, administrative and selling expenses for 1997 were $2,328,366, an increase of $119,564, or 5.4%, compared with 1996. This increase is due primarily to severance costs related to the resignation of the Company's former Chief Executive Officer in October of 1997. As a percentage of sales, these expenses were 20.7% in 1997, and 19.5% in 1996. Bad debt expense has been insignificant during both periods.

     Adjustment of asset held for sale to fair market value: The Company recorded a $90,600 charge in the fourth quarter of 1997 to reduce the Company's former corporate headquarters building to fair value. The Company consolidated all of its Corpus Christi personnel at its plant location and placed its former corporate headquarters building located in downtown Corpus Christi for sale.

     Interest Income: Interest income was $75,165 in 1997 compared with $29,188 in 1996, an increase of $45,977. The increase is the result of higher daily cash balances in 1997 available for investment.

     Interest Expense: Interest expense in 1997 decreased $244,780 compared with 1996. The decrease was primarily the result of pre-paying $5,000,000 in subordinated debt (the "Debentures") in July of 1996, using the $4,000,000 proceeds from the private placement of the Company's common stock and a new $1,000,000 bank term loan with a lower interest rate.

     Income taxes: The Company has net operating loss and other carryforwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax, and a provision for income tax of $13,000 and $9,000 was recorded for 1997 and 1996, respectively.

     Extraordinary Item: During July of 1996, the Company prepaid the outstanding $5,000,000 principal balance on the Debentures, using the proceeds of a $1,000,000 term note under an amended loan agreement with the Company's bank, and the $4,000,000 proceeds from the sale of common stock. The prepayment made it necessary to accelerate the amortization of unamortized debenture origination fees, and resulted in an extraordinary charge of $112,000 in the third quarter of 1996. No income tax effect was recognized from the extraordinary charge because the Company has an operating loss carryforward. There were no extraordinary items in 1997.

     Cash and cash equivalents: The balance in cash and cash equivalents increased $210,595 from the end of 1996 to the end of 1997. This increase was the result of positive cash flow from operations, net of cash used in investing and financing activities.

     Inventories: Inventories increased $1,182,908 from the end of 1996 to the end of 1997. The primary reason for the increase was required raw material purchases under a supply agreement with the Company's former subsidiary, Malaysian Titanium Corporation.

     Accounts payable: The accounts payable increase of $192,124 from the end of 1996 to 1997 is primarily the result of the difference in raw material in transit at the respective year ends.

     Notes payable to banks: There was no outstanding balance under the Company's bank line of credit at the end of 1996 or 1997.

     Accrued expenses: The increase in accrued expenses of $109,907 from the end of 1996 to the end of 1997 is primarily the result of an increase in accrued inventory costs.

     Current maturities of long-term debt: The Company's capital structure did not change during 1997. The current maturities of long-term debt outstanding at the end of 1997 and 1996 represent payments due on the Company's two outstanding loans, a mortgage loan on the Company's former corporate headquarters and a term loan.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet is healthy at the end of 1997. The Company had working capital of $6,208,653 at December 31, 1997 compared with $5,217,227 at December 31, 1996. In 1997, cash increased $210,595, with operating activities providing $810,471, while $226,617 was used in investing activities, and $373,259 was used in financing activities.

     The Company on an ongoing basis will finance its operations principally through cash flows generated by operations, through bank financing and through cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a supply agreement (the "Supply Agreement") with its former subsidiary, Malaysian Titanium Corporation. The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term, and a negotiated price adjustment in the last three years of the contract term. The third year purchase commitment will be completed with the first shipment in the first quarter of 1998, as mutually agreed between the Company and MT. The second price adjustment under the Supply Agreement will be effective for orders placed in the fourth year of the Supply Agreement. The price adjustment is expected to result in a price decrease compared with orders placed in 1997 due to favorable exchange rates and other adjustments.

     On July 31, 1996, the Company executed an amended loan agreement with the Bank (the "Amended Loan Agreement"). The Amended Loan Agreement provides a new $1,000,000 term loan (the "Term Loan") to the Company, with an interest rate of 8.17% per annum. The repayment terms of the Term Loan provided for monthly payments of interest only until December 31, 1996; monthly payments of principal and interest of $31,415 began January 31, 1997, with the final payment due on January 31, 2000. The proceeds of the Term Loan were used to prepay the remaining $1,000,000 principal balance on the Debentures on July 31, 1996. Also, as part of the Amended Loan Agreement, the expiration date of the Company's line of credit was extended from April 30, 1997 to April 30, 1998, and the interest rate was reduced from the Bank's prime rate plus 1.0% to the Bank's prime rate plus 0.75%. The Company had no outstanding balance under its line of credit at December 31, 1997. The Amended Loan Agreement also reduces the interest rate on the mortgage note on the building which includes the Company's former corporate headquarters from 9.5% to 9.0%.

OTHER MATTERS

Inflation

     Inflation has not had a significant impact on the Company's business, and it is not expected to have a major impact in the foreseeable future.

Change in Management

     Mr. Bernard Paulson was appointed Acting Chief Executive Officer after the resignation of Thomas A. Landshof on October 30, 1997. Mr. Paulson serves in that capacity on a part-time basis. Mr. Kelso C. Brooks, Jr., the Company's Director of Technology since 1994, was appointed to the newly created position of Acting General Manager in late 1997, and was appointed Senior Vice President on March 3, 1998. Mr. Brooks is responsible for day-to-day operations of the Company, with primary emphasis on turning around the sale of HITOX pigments.
He works closely with sales and marketing personnel to direct and focus that effort.

     Several changes have been made under Mr. Paulson, including consolidation of all corporate and finance personnel at the Company's plant location to provide better efficiency and communication. The Company's former corporate headquarters, the Furman Plaza Building, is for sale and the Company has retained a real estate management firm to manage the property, while a buyer is sought.

Impact of the Year 2000

     The Company's primary computer system was written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activity.

     The Company has completed an assessment and has chosen to replace its legacy mainframe computer and custom software with a PC based client/server computer network and compatible year 2000 compliant software. The PC network is in place and functioning while the software installation and conversion is scheduled for completion by the end of 1998. The cost of the software and installation is estimated at $100,000.

     The Company believes that with the conversion to new software, the year 2000 issue will not pose significant operational problems for its computer system. However, if the conversion is not made, or is not completed timely, the year 2000 issue could have a material impact on the operations of the Company. The costs of the project and the date on which the Company believes it will complete new software conversion are based on management's best estimates.

ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements are set out in this annual report on Form 10-KSB commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements or during any subsequent interim period.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information which will be contained under the caption "Election of Directors" in the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated by reference in response to this Item
9. See Item 4, Part I of this Form 10-KSB for the caption "Executive Officers" for information concerning executive officers.

ITEM 10.  EXECUTIVE COMPENSATION

     Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The discussion under the caption "Certain Transactions", which will be contained in the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Exhibit No.                          Description
-----------                          -----------
3.1(1)                  Certificate of Incorporation of the Company as amended
                        through January 28, 1988
3.2(2)                  Certificate of Amendment to the Company's Certificate
                        of Incorporation, filed May 28, 1991
3.3(1)                  By-laws of the Company
3.4(4)                  Amendment to the By-laws of the Company dated June 1,
                        1994
3.5(7)                  Amendment to the By-laws of the Company dated February
                        28, 1995
4.1(1)                  Form of Common Stock Certificate
4.2(3)                  Form of Convertible Subordinated Debenture of the
                        Company dated June 15, 1992 and related purchase
                        agreements
4.3(4)                  Form of First Amendment to the Note Purchase Agreement
                        covering  the Convertible Subordinated Debenture of
                        the Company dated September 30, 1994
4.4(5)                  Form of Second Amendment to the Note Purchase
                        Agreement covering  the Convertible Subordinated
                        Debenture of the Company dated February 28, 1995
4.5(5)                  Form of Warrant Agreement for issuance of 50,000
                        warrants dated September 30, 1994
4.6(5)                  Form of Warrant Agreement for issuance of 50,000
                        warrants dated February 28, 1995
4.7(5)                  Form of Warrant Agreement for issuance of 1,111,111
                        warrants dated February 28, 1995
10.1(6)                 Loan Agreement with NationsBank dated August 31, 1995
10.2(8)                 First Amendment to Loan Agreement dated July 31, 1996
10.3(1)                 Lease from Port of Corpus Christi Authority dated
                        April 14, 1987
10.4(1)                 Lease from Port of Corpus Christi Authority dated
                        January 12, 1988 as amended on December 24, 1992
10.6(1)                 Summary Plan Description for the Hitox Profit Sharing
                        Plan & Trust
21                      Subsidiaries of Registrant:  No significant
                        subsidiaries
23                      Consent of Ernst & Young LLP

_________________________________
(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.
(2)  Incorporated by reference to the 1991 Form 10-K.
(3)  Incorporated by reference to the Form 8-K dated June 15, 1992.
(4)  Incorporated by reference to the 1994 Form 10-KSB.
(5)  Incorporated by reference to the March 31, 1995 Form 10-QSB.
(6)  Incorporated by reference to the September 30, 1995 Form 10-QSB.
(7)  Incorporated by reference to the 1995 Form 10-KSB.
(8)  Incorporated by reference to the June 30, 1996 Form 10-QSB.


     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HITOX CORPORATION OF AMERICA
                                             (Registrant)

                                             By      BERNARD A.PAULSON
                                               --------------------------------
                                               (Bernard A. Paulson, Acting CEO)
Date:  March 27, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                 Capacity with the Company            Date
         ---------                 -------------------------            ----

 BERNARD A. PAULSON           Acting Chief Executive Officer    March 27, 1998
---------------------         Director
(Bernard A. Paulson)


 CRAIG SCHKADE                Chief Financial Officer           March 27, 1998
---------------------         and Treasurer
(Craig Schkade)      (Principal Financial and Accounting Officer)


 WILLIAM B. HAYES             Chairman of the Board             March 27, 1998
---------------------
(William B. Hayes)


 ROBERT J. CRESCI             Director                          March 27, 1998
---------------------
(Robert J. Cresci)


 KEVIN S. MOORE               Director                          March 27, 1998
---------------------
(Kevin S. Moore)


 MICHAEL A. NICOLAIS          Director                          March 27, 1998
---------------------
(Michael A. Nicolais)


 KENG KAY LIM                 Director                          March 27, 1998
---------------------
(Keng Kay Lim)

                         HITOX CORPORATION OF AMERICA

                         ANNUAL REPORT ON FORM 10-KSB

                                    ITEM 7



INDEX TO FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----

Hitox Corporation of America
  Report of Ernst & Young Independent Auditors                              22
  Balance Sheets - December 31, 1997 and 1996                               23
  Statements of Income - Years ended December 31, 1997 and 1996             24
  Statements of Shareholders' Equity-Years ended
    December 31, 1997 and 1996                                              25
  Statements of Cash Flows-Years ended December 31, 1997 and 1996           26
  Notes to Financial Statements                                             27

                 Report of Ernst & Young Independent Auditors



Board of Directors and Shareholders
Hitox Corporation of America
Corpus Christi, Texas


We have audited the accompanying balance sheets of Hitox Corporation of America as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitox Corporation of America at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                   ERNST & YOUNG LLP


San Antonio, Texas
January 28, 1998

                         HITOX CORPORATION OF AMERICA
                                BALANCE SHEETS
                                                          December 31,
                                                   ---------------------------
                                                      1997            1996
                                                   -----------     -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                         $ 1,719,642     $ 1,509,047
 Receivables:
  Trade accounts receivable; no allowance for
   doubtful accounts considered necessary            1,094,864       1,101,326
  Other                                                 10,457          69,851
                                                   -----------     -----------
   Total Receivables                                 1,105,321       1,171,177
 Inventories                                         4,899,572       3,716,664
 Other current assets                                   30,962          32,833
                                                   -----------     -----------
   Total current assets                              7,755,497       6,429,721
PROPERTY, PLANT AND EQUIPMENT, net                   2,693,333       3,918,496
ASSET HELD FOR SALE                                    771,055              --
OTHER ASSETS                                            27,584          25,325
                                                   -----------     -----------
                                                   $11,247,469     $10,373,542
                                                   ===========     ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                  $   124,834     $   164,510
 Accounts payable - MT                                 649,800         418,000
 Accrued expenses                                      366,745         256,838
 Current maturities of long-term debt                  405,465         373,146
                                                   -----------     -----------
   Total current liabilities                         1,546,844       1,212,494
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES           626,213       1,031,791
                                                   -----------     -----------
   Total liabilities                                 2,173,057       2,244,285
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock $.01 par value:  authorized,
  5,000,000 shares; no shares outstanding                   --              --
 Common stock $.25 par value:  authorized,
  10,000,000 shares; 4,657,487 shares outstanding
  after deducting 88,240 shares held in treasury     1,186,432       1,186,432
 Additional paid-in capital                         14,341,193      14,341,193
 Accumulated deficit                                (6,410,258)     (7,355,413)
                                                   -----------     -----------
                                                     9,117,367       8,172,212
 Less:  cost of treasury stock                         (42,955)        (42,955)
                                                   -----------     -----------
   Total shareholders' equity                        9,074,412       8,129,257
                                                   -----------     -----------
                                                   $11,247,469     $10,373,542
                                                   ===========     ===========

                            See accompanying notes.
                                       23

                          HITOX CORPORATION OF AMERICA
                              STATEMENTS OF INCOME
                                                     Years Ended December 31,
                                                   ---------------------------
                                                       1997            1996
                                                   -----------     -----------
NET SALES                                          $11,242,590     $11,327,445
COSTS AND EXPENSES:
 Cost of sales                                       7,841,362       7,944,104
 General, administrative and selling expenses        2,328,366       2,208,802
 Adjustment of asset held for sale
   to fair market value                                 90,600              --
                                                   -----------     -----------
OPERATING INCOME                                       982,262       1,174,539
OTHER (EXPENSE) INCOME:
 Interest expense                                     (103,922)       (348,702)
 Interest income                                        75,165          29,188
 Other, net                                              4,650         (20,776)
                                                   -----------     -----------
INCOME BEFORE INCOME TAX AND
 EXTRAORDINARY ITEM                                    958,155         834,249
 Current income tax expense                             13,000           9,000
                                                   -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM                       945,155         825,249
Extraordinary item, early extinguishment of debt            --        (112,310)
                                                   -----------     -----------
NET INCOME                                         $   945,155     $   712,939
                                                   ===========     ===========
Basic Earnings per Common Share:
 Income before extraordinary item                  $      0.20     $      0.20
 Extraordinary item                                         --           (0.03)
                                                   -----------     -----------
 Net income                                        $      0.20     $      0.17
                                                   ===========     ===========
Diluted Earnings per Common Share:
 Income before extraordinary item                  $      0.20     $      0.19
 Extraordinary item                                         --           (0.02)
                                                   -----------     -----------
 Net income                                        $      0.20     $      0.17
                                                   ===========     ===========
Weighted average common shares and
 equivalents outstanding

 Basic                                               4,657,487       4,172,555
                                                   ===========     ===========

 Dilutive                                            4,670,381       4,233,435
                                                   ===========     ===========

                            See accompanying notes.

                                     HITOX CORPORATION OF AMERICA
                                  STATEMENTS OF SHAREHOLDERS' EQUITY

                           COMMON STOCK        ADDITIONAL                   TREASURY STOCK
                      ----------------------     PAID-IN     ACCUMULATED   ----------------
                       SHARES       AMOUNT       CAPITAL       DEFICIT     SHARES   AMOUNT      TOTAL
                      ---------   ----------   -----------   -----------   ------  --------   ----------
BALANCE AT
 JANUARY 1, 1996      3,745,727   $  936,432   $10,603,488   $(8,068,352)  88,240  $(42,955)  $3,428,613

  Net Income                 --           --            --       712,939       --        --      712,939
  Issuance of stock   1,000,000      250,000     3,737,705            --       --        --    3,987,705
                      ---------   ----------   -----------   -----------   ------  --------   ----------
BALANCE AT
 DECEMBER 31, 1996    4,745,727    1,186,432   $14,341,193   $(7,355,413)  88,240  $(42,955)  $8,129,257

  Net Income                 --           --            --       945,155       --        --      945,155
                      ---------   ----------   -----------   -----------   ------  --------   ----------
BALANCE AT
 DECEMBER 31, 1997    4,745,727   $1,186,432   $14,341,193   $(6,410,258)  88,240  $(42,955)  $9,074,412
                      =========   ==========   ===========   ===========   ======  ========   ==========

                                         See accompanying notes.

                                    HITOX CORPORATION OF AMERICA
                                      STATEMENTS OF CASH FLOWS
                                                                           Years Ended December 31,
                                                                         ---------------------------
                                                                            1997             1996
                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                              $   945,155     $   712,939
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                                              590,125         623,959
  Loss on sale of property, plant and equipment                                   --             166
  Adjustment for asset held for sale from cost to fair value                  90,600              --
  Extraordinary item                                                              --         112,310
 Changes in working capital:
  Receivables                                                                 65,856         (13,215)
  Inventories                                                             (1,182,908)        437,576
  Other assets                                                                  (388)          2,819
  Accounts payable and accrued expenses                                      302,031        (952,693)
                                                                         -----------     -----------
   Net cash provided by operating activities                                 810,471         923,861
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment, net of retirements             (226,617)       (171,312)
 Proceeds from sales of property, plant and equipment                             --             100
                                                                         -----------     -----------
  Net cash used in investing activities                                     (226,617)       (171,212)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt                                                 (373,259)     (5,059,300)
 Proceeds from long-term debt                                                     --       1,000,000
 Proceeds from the issuance of common stock and
  exercise of common stock options                                                --       3,987,705
                                                                         -----------     -----------
  Net cash used in financing activities                                     (373,259)        (71,595)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                        210,595         681,054
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                1,509,047         827,993
                                                                         -----------     -----------
CASH AND CASH EQUIVALENTS END OF YEAR                                    $ 1,719,642     $ 1,509,047
                                                                         ===========     ===========
Supplemental cash flow disclosures:
 Income taxes paid                                                       $     13,000    $     9,000
 Interest paid                                                                103,922        351,469

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

Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of depreciable assets, ranging from 3 to 35 years, and is generally provided using the straight-line method. Maintenance and repair costs are charged to expense as incurred.

Assets Held for Sale

     The Company records the value of assets held for sale under Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 121 requires that assets held for disposal be valued at the lower of carrying amount or fair value less cost to sell. Following the initial write-down of an asset to fair value less cost to sell, the Statement requires subsequent revisions to the carrying amount of the asset to be disposed of if the estimate of fair value less the cost to sell changes during the holding period. In addition, depreciation is not recorded during the period(s) in which the assets are being held for disposal. For further discussion on assets held for sale and the impact of Statement 121, see Note 4 of Notes to the Financial Statements.

Revenue Recognition

     Sales are recognized when the product is shipped and customers have no right of return. The Company's pigment business has generally experienced higher sales during the second and third calendar quarters, due to increased activity in construction and maintenance during warm weather and the associated increase in demand for materials which use pigments such as paints and plastic pipe. The Company's principal product line, HITOX pigments, accounted for 71.9% and 74.8% of total sales in 1997 and 1996, respectively.

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

Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company will continue to account for stock option grants under APB Opinion No. 25, while applying the requirements of FASB Statement No. 123, Accounting for Stock Based Compensation. See Note 7 of Notes to Financial Statements.

Reclassifications

     Certain 1996 balances have been reclassified for comparative purposes.

Earnings Per Share

     The Company adopted the Financial Accounting Standards Board Statement No. 128, Earnings per Share, in December 1997. Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. As required by Statement 128, the earnings per share amounts have been restated for all periods presented. For further discussion on earnings per share and the impact of Statement No. 128, see Note 8 of the Notes to the Financial Statements.

Capital Structure

     In February 1997, the Financial Accounting Standards Board issued Statement No. 129, Disclosure of Information about Capital Structure. Statement 129 consolidates the existing guidance in the authoritative literature relating to the Company's capital structure. Capital structure disclosures required by Statement 128 include liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. Because the Company already made the disclosures required by this Statement, the adoption had no impact.

Impact of Statement of Financial Accounting Standards No. 130

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in the full set of financial statements, and does not address recognition or measurement of comprehensive income and its components. The adoption of this Statement will not have a material effect on the financial statements. Statement No. 130 will become effective in 1998, however, earlier adoption is allowed.

Impact of Statement of Financial Accounting Standards No. 131

     Also in June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Statement No. 131 will become effective in 1998. Because the Company is in a single line of business, it will not be affected by this Statement.

2.   INVENTORIES

     A summary of inventories follows:
                                                           December 31,
                                                   --------------------------
                                                       1997           1996
                                                   -----------    -----------
     Raw materials                                 $ 3,919,043    $ 2,665,840
     Finished goods                                    906,281        975,757
     Supplies                                           74,248         75,067
                                                   -----------    -----------
     Total Inventories                             $ 4,899,572    $ 3,716,664
                                                   ===========    ===========

     At December 31, 1997, the finished goods inventory of the Company's principal product, HITOX, is 65% material cost and 35% production cost. At December 31, 1996, those percentages were 64% material cost and 36% production cost. See Note 10 regarding purchase commitments for synthetic rutile.

3.   PROPERTY, PLANT AND EQUIPMENT

     Major classifications and expected lives of property, plant and equipment are summarized below:

                                                           December 31,
                                                   --------------------------
                             Expected Life             1997           1996
                            ---------------        -----------    -----------
Land and Office building       35 years            $    15,988    $ 1,269,537
Production facilities        10, 20 years            3,262,261      3,185,129
Machinery and equipment       5, 7 years             4,138,852      4,048,388
Furniture and fixtures      7, 10, 20 years            603,143        620,009
                                                   -----------    -----------
Total                                                8,020,244      9,123,063
Less accumulated depreciation                       (5,326,911)    (5,204,567)
                                                   -----------    -----------
Property, Plant and Equipment, net                 $ 2,693,333    $ 3,918,496
                                                   ===========    ===========

     During the fourth quarter of 1997, the Company put its corporate headquarters up for sale resulting in a reduction in the land and office building classification of $1,264,132; and accumulated depreciation of $402,477. In accordance with Statement No. 121, the asset has been reclassified at its fair value less cost to sell.

     The amount of depreciation expense calculated on the Company's fixed assets for the years ending December 31, 1997 and December 31, 1996 was $590,125, and $590,359, respectively.

4.   ADJUSTMENT OF ASSETS FOR SALE TO FAIR VALUE

     The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, effective January 1, 1995. This Statement addresses the accounting for the impairment of long-lived assets and long-lived assets to be disposed of. The Statement requires that the carrying amount of assets held for sale be reduced to the fair value of the asset less the cost to sell.

     During the fourth quarter of 1997, management designed and implemented a restructuring plan to aggressively improve the company's cost structure, streamline operations and divest itself of the corporate headquarters. As part of this plan, the Company consolidated all of its Corpus Christi based personnel at the plant site and put the corporate headquarters building up for sale. The Company expects the sale of the building to be beyond one year. The carrying value of the asset held for sale was reduced to fair value based on estimates of sales proceeds less costs to sell. The resulting adjustment of $90,600 to reduce the asset held for sale to fair value was recorded in the fourth quarter of 1997.

5.   LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

     A summary of long-term debt follows:
                                                            December 31,
                                                   --------------------------
                                                       1997          1996
                                                   -----------    -----------
10.5% subordinated debentures,
  issued in a private placement                    $        --    $        --
  (See (a) below)
8.17% term note payable to a U.S. bank,
  incorporated into the Loan Agreement as
  described in (b) below, due January 31, 2000         693,244      1,000,000
9.0% term note payable to a U.S. bank,
  incorporated into the Loan Agreement as
  described in (b) below, due February 28, 2002        338,434        404,937
                                                   -----------    -----------
Total                                                1,031,678      1,404,937
Less current maturities                                405,465        373,146
                                                   -----------    -----------
Total long-term debt                               $   626,213    $ 1,031,791
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

(b) On August 31, 1995, the Company entered into a new loan agreement (the "Loan Agreement") with the Bank. The Loan Agreement extended the maturity of a mortgage note on the Company's headquarters building which had a principal balance of $486,849 on August 31, 1995. The Loan Agreement required the mortgage note to be paid in 77 equal monthly installments of $8,390 each, including principal and interest, at an interest rate of 9.5%. The Loan Agreement also increased the amount of the Company's revolving line of credit from $1,400,000 to $2,000,000, and extended the maturity date until April 30, 1997. The line of credit provided for monthly interest payments on any outstanding principal balance at an interest rate of the Bank's prime plus 1%. The Amended Loan Agreement, executed on July 31, 1996, established repayment terms for the 8.17% Term Loan requiring monthly payments of interest only until December 31, 1996, with monthly payments of principal and interest of $31,415 beginning January 31, 1997, with the final payment due on January 31, 2000. Under the Amended Loan Agreement, the interest rate on the mortgage note on the Company's headquarters building was reduced from 9.5% to 9.0%. Also as part of the Amended Loan Agreement, the interest rate for borrowings on the Company's line of credit was reduced from 1% to 0.75% over the Bank's prime rate and the maturity date was extended to April 30, 1998. Maximum advances under the line of credit are restricted by the amount of specified percentages of certain of the Company's inventories and accounts receivable. The Company only accessed the line of credit briefly during the first and second quarters of 1996. Both the line of credit and the term notes are secured by the office building, inventory and accounts receivable. The Amended Loan Agreement contains covenants which, among other things, require maintenance of certain financial ratios. The covenants are required to be calculated at the end of each quarter. The Company was in compliance with all covenants at the end of each quarter in 1997. The Company is prohibited from paying dividends without the prior approval of the Bank.

     The carrying amounts of the Company's long term debt approximate their fair value. The loans were renegotiated in July 1996. Market interest rates and the Company's credit standing have not changed significantly since then.

     The following is a summary of maturities of long-term debt as of December 31, 1997:

     Year Ending December 31,
     ------------------------
         1998                                       $   405,465
         1999                                           440,328
         2000                                            87,331
         2001                                            95,612
         2002                                             2,942
                                                    -----------
         Total                                      $ 1,031,678
                                                    ===========

6.   INCOME TAXES

     A reconciliation between the Company's effective tax rate and the Federal statutory rate on earnings is as follows:

                                                     Years Ended December 31,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------
     Expense computed at statutory rates            $   325,773    $   245,459
     Other, net                                         (46,457)        60,541
     Change in valuation allowance                     (266,316)      (297,000)
                                                    -----------    -----------
                                                    $    13,000    $     9,000
                                                    ===========    ===========

     Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1997 and 1996 are as follows:

                                                     Years Ended December 31,
                                                    --------------------------
                                                        1997          1996
                                                       Rounded       Rounded
                                                    -----------    -----------
Deferred Tax Liabilities:
Book - tax difference of U.S. property,
  plant and equipment                               $   162,000    $   177,000
                                                    -----------    -----------
        Total deferred liabilities                      162,000        177,000
                                                    -----------    -----------
Deferred Tax Assets:
Net operating loss carryforwards                      4,137,000      4,434,000
Alternative minimum tax credit carryforward              42,000         18,000
Other deferred assets                                    40,000         48,000
                                                    -----------    -----------
        Total deferred assets                         4,219,000      4,500,000
                                                    -----------    -----------
Net deferred tax assets before valuation allowance    4,057,000      4,323,000
                                                    -----------    -----------
Valuation allowance                                  (4,057,000)    (4,323,000)
                                                    -----------    -----------
Net deferred tax liability                          $        --    $        --
                                                    ===========    ===========

     As of December 31, 1997, the Company has a net operating loss carryforward of $12,167,000 which expires in 2009.

7.  STOCK OPTIONS AND WARRANTS

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

     Exercise prices on options outstanding at December 31, 1997 ranged from $1.750 to $10.625 per share. The weighted-average remaining contractual life of those options is 6 years. The number of options exercisable at December 31, 1997 and December 31, 1996 was 317,595 and 388,235, respectively.

     The following table summarizes certain information regarding stock options granted:

                                                                   Options
                                                ----------------------------------------------------
                                    Total                      Weighted Average         Range of
                                   Reserved     Outstanding    Exercise  Prices     Exercise Prices
                                   --------     -----------    ----------------     ----------------
Balances at December 31, 1994       221,600        197,075           $7.125         $3.250 - $10.625
  Additional options authorized     500,000             --              --                --
  Granted                                --        391,000           $3.367         $2.625 - $4.25
  Exercised                            (700)          (700)          $4.125              $4.125
  Forfeited                              --        (10,400)          $4.588         $4.125 - $5.50
                                   --------      ---------
Balances at December 31, 1995       720,900        576,975           $4.628         $2.625 - $10.625
  Granted                                --         12,500           $3.500              $3.50
  Forfeited                              --        (15,700)          $7.525         $3.250 - $10.625
                                   --------      ---------
Balances at December 31, 1996       720,900        573,775           $4.524         $2.625 - $10.625
  Granted                                --         33,000           $2.750          $1.75 - $3.50
  Forfeited                              --       (180,500)          $2.750         $2.625 - $4.125
                                   --------      ---------
Balances at December 31, 1997       720,900        426,275           $5.041         $1.750 - $10.625
                                   ========      =========

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rates of 6.58% and 6.16%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock of .588 and .572; and a weighted-average expected life of the option of 5 years for both 1997 and 1996. The weighted-average fair value of options granted during 1997 was $1.22.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
                                              1997         1996
                                           ---------    ---------
Pro forma net income                       $ 867,557    $ 549,920
Pro forma earnings per share
    Basic                                     $0.19        $0.13
    Diluted                                   $0.19        $0.13

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

     In connection with all of the Company's stock options and warrants, 1,929,011 shares of the Company's common stock have been reserved.

8.   CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:
                                                        1997          1996
                                                     -----------   -----------
Numerator:
---------
 Income before extraordinary item                    $   945,155   $   825,249
 Extraordinary item, early extinguishment of debt             --      (112,310)
                                                     -----------   -----------
 Net Income                                              945,155       712,939

 Numerator for basic earnings per share  -
   income available to common stockholders               945,155       712,939
                                                     -----------   -----------
Effect of dilutive securities:                                --            --
                                                     -----------   -----------
 Numerator for diluted earnings per share -
   income available to common stockholders
   after assumed conversions                         $   945,155   $   712,939

Denominator:
-----------
 Denominator for basic earnings per share  -
   weighted-average shares                             4,657,487     4,172,555

 Effect of dilutive securities:
   Employee stock options                                  3,212        38,016
   Warrants                                                9,682        22,864
                                                     -----------   -----------
Dilutive potential common shares                          12,894        60,880

 Denominator for diluted earnings per share  -
   adjusted weighted-average shares and assumed
   conversions                                         4,670,381     4,233,435
Basic earnings per common share:
   Income before extraordinary item                       $ 0.20        $ 0.20
   Extraordinary item, early extinguishment of debt           --         (0.03)
                                                     -----------   -----------
    Net Income                                            $ 0.20        $ 0.17
Diluted earnings per common share:
   Income before extraordinary item                       $ 0.20        $ 0.19
   Extraordinary item, early extinguishment of debt           --         (0.02)
                                                     -----------   -----------
Net Income                                                $ 0.20        $ 0.17

     Options and warrants to purchase 1,454,386 shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.   PROFIT SHARING PLAN

     The Company has a profit sharing plan that covers all employees. Contributions to the plan are determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes. For the years ended December 31, 1997 and 1996, there were no contributions to the plan.

     The Company also offers a 401(k) savings plan administered by a bank. Employees are eligible to participate in the plan after completing six months of service with the Company. The Company matches contributions up to $400 per year per employee. Total Company contributions to the 401(k) plan for the years ended December 31, 1997 and 1996 were $15,659 and $15,823 respectively.

10.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     The Company sold its entire ownership interest in its Malaysian subsidiary in 1994. As part of that transaction, the Company entered into an agreement for the supply of synthetic rutile by MT to the Company (the "Supply Agreement") which became effective December 15, 1994. The Supply Agreement has an initial term of five years, with on-going automatic year to year renewal unless terminated with twelve months notice by either party. The Supply Agreement is a take or pay arrangement for a specified minimum annual quantity ("Minimum Quantity"). The third year purchase commitment will be completed with the first shipment in 1998, as mutually agreed between the Company and MT, thereby satisfying the 1997 purchase requirement of $4,332,000. The Company's 1996 purchases from MT totaled $4,296,050.

     Prices for the first two years of the Supply Agreement were fixed. The first negotiated price adjustment under the Supply Agreement was effective for orders placed in 1997, the third year of the Supply Agreement, and resulted in a 3.6% price increase compared with orders placed in the second year of the Supply Agreement. The second negotiated price adjustment under the Supply agreement will be effective for orders placed in 1998, the fourth year of the supply agreement. The price adjustment is expected to result in a price decrease compared with orders placed in 1997 due to favorable exchange rates and other adjustments.

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

Leases

     The Company operates a plant in Corpus Christi, Texas. The facility is located in the Rincon Industrial Park on approximately 13 acres of land leased under non-cancelable operating leases from the Port of Corpus Christi Authority (the "Port"). The first lease, which covers 10 acres of the plant site, has a term of 30 years and expires in July 2017. The lease payment is subject to adjustment every 5 years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. The second lease with the Port, which covers 2.86 acres, was renewed for its final 5 year option term effective January 1, 1998.

     Minimum future rental payments under these leases as of December 31, 1997 are as follows:

     Years Ending December 31,
     -------------------------
          1998                                      $   53,400
          1999                                          53,400
          2000                                          53,400
          2001                                          53,400
          2002                                          53,400
          Later years                                  377,400
                                                    ----------
          Total minimum lease payments              $  644,400
                                                    ==========

     Rent expense under these leases was $53,400 per year during 1997 and 1996. It is expected that as these leases expire, the Company will renew or replace them with leases on similar assets, at potentially higher rates.

     The Company leases office space in its office building under noncancellable operating leases to third parties. Total rental income received pursuant to these leases in 1997 and 1996, amounted to approximately $138,800 and $137,400, respectively. Minimum future rentals receivable under these leases as of December 31, 1997 are as follows:

     Year Ending December 31,
     ------------------------
          1998                                      $  148,204
          1999                                         147,029
          2000                                         147,029
          2001                                         147,029
          2002                                              --
                                                    ----------
          Total                                     $  589,291
                                                    ==========

Contingencies

     The Company believes that the Corpus Christi plant is in compliance with all applicable federal, state and local laws and regulations relating to the discharge of substances into the environment, and it does not expect that any material capital expenditures for environmental control facilities will be necessary in order to continue such compliance.

11.  PRINCIPAL CUSTOMER INFORMATION AND EXPORT SALES

     One customer provided 16% and 15% of total revenue during the years ended December 31, 1997 and 1996, respectively. No other customer provided 10% or more of total revenue during those years.

Revenues from export sales were as follows:

                                                   Years Ended December 31,
                                                  --------------------------
  Geographic Region                                   1997           1996
  -----------------                               -----------    -----------
  Canada                                          $   912,896    $   836,783
  South and Central America and Mexico                328,970        368,800
  Asia                                                139,692         84,296
  Other Regions                                       134,489        105,892
                                                  -----------    -----------
  Total                                           $ 1,516,047    $ 1,395,771
                                                  ===========    ===========

     The Company sells its products both directly to end users and to distributors. The top 10 direct customers accounted for 42% of total net sales in both 1997 and 1996. Domestic distributors accounted for approximately 35% of total net sales in 1997 and in 1996.

                                INDEX TO EXHIBITS


Exhibit No.                           Item                                Page
-----------                           ----                                ----

   23                  Consent of Ernst & Young LLP                         42

   27                  Financial Data Schedule                              43

                                                                    EXHIBIT 23



                              CONSENT OF ERNST & YOUNG LLP


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-39755) pertaining to the 1990 Incentive Plan for Hitox Corporation of America of our report dated January 28, 1998, with respect to 10-KSB for the year ended December 31, 1997.



                                        ERNST & YOUNG LPP


San Antonio, Texas
March 27, 1998