Form 10QSB
period 1998-03-31
HITOX CORPORATION OF AMERICA
filed 1998-05-14
CIK 842295

U.S. Securities and Exchange Commission

                         Washington, D. C.  20549

                                FORM 10-QSB
(Mark One)

       [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1998
                                    OR
      [   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT
          For the transition period from __________ to __________

 Commission file number 0-17321

                       HITOX CORPORATION OF AMERICA
     (Exact name of small business issuer as specified in its charter)

          Delaware                                    74-2081929
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

             722 Burleson Street, Corpus Christi, Texas  78402
                 (Address of principal executive offices)

               Issuer's telephone number:  (512)   882-5175

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
           Yes [ X ]                No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.25 par value                       4,657,487
             (Class)                     (Outstanding as of April 30, 1998)

Transitional Small Business Disclosure Format (check one):
            Yes [    ]               No [ X ]

                       HITOX CORPORATION OF AMERICA

                                   INDEX

                                                                   Page No.

PART I.   Financial Information

          Item 1.  Financial Statements (Unaudited)

                   Condensed Balance Sheets--
                   March 31, 1998 and December 31, 1997                3-4

                   Condensed Statements of Income--
                   three months ended March 31, 1998 and 1997            5

                   Condensed Statements of Cash Flows--
                   three months ended March 31, 1998 and 1997            6

                   Notes to Condensed Financial
                   Statements                                          7-9

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     10-11

PART II.  Other Information

          Item 5.  Other Information                                    12

          Item 6.  Exhibits and Reports on Form 8-K                     12

          Signatures                                                    12

                         HITOX CORPORATION OF AMERICA
                           CONDENSED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                (in thousands)


                                            March 31, 1998    December 31,
                                             (Unaudited)          1997
                                           ---------------  ---------------
                 ASSETS

Current assets:
  Cash and cash equivalents                $         1,190  $         1,720
  Trade accounts receivable; no
    allowance for doubtful accounts
    considered necessary                             1,712            1,095
  Other receivables                                     27               10
  Inventories:
    Raw materials                                    3,101            3,919
    Finished goods                                     781              906
    Supplies                                            73               75
                                           ---------------  ---------------
      Total inventories                              3,955            4,900
  Other current assets                                 125               31
                                           ---------------  ---------------
      Total current assets                           7,009            7,756

Property, plant and equipment                        8,099            8,020
Accumulated depreciation                            (5,467)          (5,327)
                                           ---------------  ---------------
                                                     2,632            2,693

Asset held for sale                                    651              771
Other assets                                            25               27
                                           ---------------  ---------------
    Total assets                           $        10,317  $        11,247
                                           ===============  ===============


See Notes to Condensed Financial Statements

                         HITOX CORPORATION OF AMERICA
                           CONDENSED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                (in thousands)

                                            March 31, 1998     December 31,
                                             (Unaudited)           1997
                                            ---------------   ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $           216   $           775
  Accrued expenses                                      280               367
  Current maturities of long-term debt                  339               405
                                            ---------------   ---------------
    Total current liabilities                           835             1,547

Other long-term debt, excluding current
maturities                                              273               626
                                            ---------------   ---------------
    Total liabilities                                 1,108             2,173

Commitments and contingencies

Shareholders' equity:
  Preferred stock $.01 par value:
    authorized, 5000 shares; no share
    outstanding                                          --               --
  Common stock $.25 par value:
    authorized, 10,000 shares,
    4,657 outstanding after deducting
    88 shares held in treasury                        1,186             1,186
  Additional paid-in capital                         14,341            14,341
  Accumulated deficit                                (6,275)           (6,410)
                                            ---------------   ---------------
                                                      9,252             9,117
  Less: cost of treasury stock                          (43)              (43)
                                            ---------------   ---------------
    Total shareholders' equity                        9,209             9,074
                                            ---------------   ---------------
                                            $        10,317   $        11,247
                                            ===============   ===============


See Notes to Condensed Financial Statements

                         HITOX CORPORATION OF AMERICA
                        CONDENSED STATEMENTS OF INCOME
                                (Unaudited)
                   (in thousands, except per share amounts)

                                                   Three Months Ended
                                                        March 31,
                                            --------------------------------
                                                  1998             1997
                                            ---------------  ---------------
Net Sales                                   $         2,957  $         2,851
Costs and expenses:
   Cost of products sold                              2,100            2,051
   Selling, administrative and general                  599              610
   Adjustment of asset held for sale                    120               --
                                            ---------------  ---------------
      Operating income                                  138              190

Other income (expenses):
   Interest income                                       20               18
   Interest expense                                     (19)             (28)
   Other, net                                            --                1
                                            ---------------  ---------------
      Income before income tax                          139              181

Provision for income tax                                  4               --
                                            ---------------  ---------------
  NET INCOME                                $           135  $           181
                                            ===============  ===============
Income per common share:
  Basic                                     $          0.03  $          0.04
  Diluted                                   $          0.03  $          0.04

Weighted average common shares and
  equivalents outstanding:
  Basic                                               4,657            4,657
  Diluted                                             4,690            4,675

See Notes to Condensed Financial Statements

                         HITOX CORPORATION OF AMERICA
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (in thousands)
                                                     Three Months Ended
                                                          March 31,
                                                -----------------------------
                                                    1998            1997
                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $         135   $         181
  Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
    Depreciation and amortization                         140             146
    Adjustment of asset held for sale to fair
      market value                                        120              --
  Changes in working capital:
    Receivables                                          (634)           (184)
    Inventories                                           945            (654)
    Other assets                                          (92)           (102)
    Accounts payable and accrued expenses                (646)          1,217
                                                -------------   -------------
        Net cash provided by (used in)
        operating activities                              (32)            604
                                                -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment              (79)            (84)
                                                -------------   -------------
        Net cash used in investing activities             (79)            (84)
                                                -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                             (419)            (91)
                                                -------------   -------------
        Net cash used in financing activities            (419)            (91)
                                                -------------   -------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     (530)            429
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                              1,720           1,509
                                                -------------   -------------
    AT END OF PERIOD                            $       1,190   $       1,938
                                                =============   =============

Supplemental disclosure of cash flow information:

    Interest income                             $          20   $          18
    Interest expense                                       19              28


See Notes to Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Accounting Policies

     Basis of Presentation

     The interim financial statements of Hitox Corporation of America (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All adjustments are of a normal and recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1997 Annual Report on Form 10-KSB.

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

     Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company did not adopt FASB Statement No. 123, Accounting for Stock-Based Compensation, and will continue to account for stock option grants in accordance with APB Opinion No. 25. FASB Statement 123 requires certain disclosures about stock-based compensation plans for all companies regardless of the method used to account for them. Effective in 1996 calendar year-end financial statements, companies that continue to apply APB 25 are required to disclose pro forma information as if the measurement provisions of Statement 123 had been adopted in their entirety. Such pro forma information was included in the Company's 1997 Form 10-KSB.

2.   Prepayment of Mortgage

     On March 4, 1998, the Company prepaid the remaining $326,617 principal balance on the Company's former corporate headquarters. The mortgage was included in a loan agreement with the Company's bank (see Note 3).

3.   Debt

     The Company has a loan agreement with NationsBank of Texas, N.A., (the "Bank"). The loan agreement provides the Company with a $2,000,000 line of credit with an interest rate of the Bank's prime rate plus 0.75%. The Company had no balance outstanding under the line of credit during the first quarter of 1998. The loan agreement includes two term loans. One term loan, a mortgage on the Company's former headquarters building, was prepaid by the Company on March 4, 1998. The second term loan had a balance of $612,000 at March 31, 1998, an interest rate of 8.17%, and monthly payments of $31,415. The term loan is scheduled to mature on January 31, 2000.

     The Bank's commitment under the line of credit was scheduled to expire on April 30, 1998. The Company received a 90-day extension of the maturing line of credit until July 30, 1998. The Company is negotiating with several banks and expects to have a new credit facility in place before July 30, 1998.

4.   Commitments

     The Company purchases its primary raw material, synthetic rutile, under a supply agreement (the "Supply Agreement"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The first price adjustment, a 3.6% increase, is effective for orders placed in 1997, the third year of the Supply Agreement. The second negotiated price adjustment will be effective for orders placed in 1998, the fourth year of the Supply Agreement. The price adjustment is expected to result in a price decrease for orders in 1998 compared with orders placed in 1997 due to favorable exchange rates and other adjustments.

5.   Adjustment of Assets Held for Sale to Fair Value

     The Company records the value of assets held for sale under Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment
of Long-Lived Assets and for Long-Lived Assets to be Disposed of.   The
Company adopted Statement 121 effective January 1, 1995. Statement 121 requires that assets held for disposal be valued at the lower of carrying amount or fair value less cost to sell. Following the initial write-down of an asset to fair value less cost to sell, the Statement requires subsequent revisions to the carrying amount of the asset to be disposed of if the estimate of fair value less the cost to sell changes during the holding period. Such a revision was necessary because the Company entered into a verbal agreement to sell its former headquarters building in April of 1998. The resulting adjustment of $120,000 to reduce the asset to fair value was recorded in the first quarter of 1998.

6.   Calculation of Basic and Diluted Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:
                                                    1998            1997
                                                -----------     -----------
Numerator:
     Net Income                                     135,000         181,000
     Numerator for basic earnings per share
       - income available to common
         stockholders                               135,000         181,000

Effect of dilutive securities:                           --              --
                                                -----------     -----------
     Numerator for diluted earnings per share
       - income available to common
       stockholders after assumed conversions       135,000         181,000

Denominator:
     Denominator for basic earnings per share
       - weighted-average shares                  4,657,487       4,657,487

     Effect of dilutive securities:
       Employee stock options                        32,129           8,624
       Warrants                                          --           8,868
                                                -----------     -----------
Dilutive potential common shares                     32,129          17,492

     Denominator for diluted earnings per
       share  - adjusted weighted-average
       shares and assumed conversions             4,689,616       4,674,979

Basic earnings per common share:
     Net Income                                      $ 0.03          $ 0.04

Diluted earnings per common share:
     Net Income                                      $ 0.03          $ 0.04

     Options and warrants to purchase 1,422,986 shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the first quarter of 1998 were $2,957,000 as compared to $2,851,000 for the same quarter in 1997. Sales of BARTEX pigment decreased in the first quarter of 1998 compared with the first quarter of 1997, but were more than offset by higher sales of the Company's primary product, HITOX pigment.

Gross Profit:

     Gross profit for the first quarter of 1998 was $857,000, as compared with $800,000 for the first quarter of 1997, an increase of $57,000. Gross profit as a percentage of sales was 29.0% in the first quarter this year as compared to 28.0% in the same quarter last year. The improvement in the 1998 first quarter gross profit percentage compared with the first quarter of 1997 is primarily the result of the change in product mix to more sales of higher margin products.

Expenses:

     Total selling, administrative and general expenses decreased from $610,000 during the first quarter of 1997, to $599,000 for the first quarter of 1998, representing a decrease of $11,000. The Company entered into a verbal agreement to sell its former headquarters building in April of 1998. As a result, a non-cash charge of $120,000 was recorded in the first quarter of 1998 to write-down the Company's former headquarters building to fair value.

Interest Income:

     During the first quarter of 1998, excess funds were deposited in short-term interest bearing investments resulting in interest income of $20,000 compared to $18,000 for the same quarter last year. This increase is the result of higher cash balances available for investment during the first quarter of 1998 as well as a higher average interest rate.

Interest Expense:

     Interest expense decreased $9,000 in the first quarter of 1998 as compared with the same quarter last year, because of lower principal balances on term loans in 1998.

Provision for Income Tax:

     The Company's provision for income tax was $4,000 for the first quarter of 1998, which is lower than the statutory amount primarily due to the utilization of operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet is strong at March 31, 1998. Working capital decreased from $6,209,000 at December 31, 1997 to $6,174,000 at March 31, 1998. Cash decreased from $1,720,000 at December 31, 1997 to $1,190,000 at March 31, 1998. During the three month period, cash used in operating activities totaled $32,000, while $79,000 was used in investing activities and $419,000 was used in financing activities. Most of the decrease in cash during the first quarter was the result of prepaying the principal balance due on the Company's former corporate headquarters. Accounts receivable increased at March 31, 1998 compared with December 31, 1997, due to higher sales volume. Inventories, as well as accounts payable and accrued expenses, have decreased primarily due to the timing of raw material purchases. The Company had no outstanding borrowings on its line of credit at March 31, 1998, which has a limit of $2,000,000.

     The Company on an ongoing basis will finance its operations principally through cash flows generated by operations, through bank financing and through cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a supply agreement (the "Supply Agreement") with its former subsidiary, Malaysian Titanium Corporation ("MT"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The first price adjustment, a 3.6% increase, was effective for orders placed in 1997, the third year of the Supply Agreement. The second negotiated price adjustment will be effective for orders placed in 1998, the fourth year of the Supply Agreement. The price adjustment is expected to result in a price decrease compared with orders placed in 1997 due to favorable exchange rates and other adjustments.

     The Company has a loan agreement with NationsBank of Texas, N.A., (the "Bank"). The loan agreement provides the Company with a $2,000,000 line of credit with an interest rate of the Bank's prime rate plus 0.75%. The Company had no balance outstanding under the line of credit during the first quarter of 1998. The loan agreement includes two term loans. One term loan, a mortgage on the Company's former headquarters building, was prepaid by the Company on March 4, 1998. The second term loan had a balance of $612,000 at March 31, 1998, an interest rate of 8.17%, and monthly payments of $31,415. The term loan is scheduled to mature on January 31, 2000.

     The Bank's commitment under the line of credit was scheduled to expire on April 30, 1998. The Company received a 90-day extension of the maturing line of credit until July 30, 1998. The Company is negotiating with several banks and expects to have a new credit facility in place before July 30, 1998.

                                  PART II


Item 5.  Other Information

     On October 30, 1997 the Board of Directors of Hitox Corporation of America accepted the resignation of Thomas A. Landshof as the President and Chief Executive Officer of the Company. Bernard A. Paulson, an outside Director, assumed the duties of CEO on an interim basis.


Item 6.  Exhibits and Reports on Form 8-K

                                                       Page No.
                                                       --------

     (a)     Exhibit 27 - Financial Data Schedule         13
     (b)     Reports on Form 8-K                         None


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitox Corporation of America

           ----------------
 (Registrant)

Date:        May 14, 1998               BERNARD A. PAULSON
           ----------------         ---------------------------------
                                    Bernard A. Paulson,
                                    Acting Chief Executive Officer

Date:        May 14, 1998               CRAIG A. SCHKADE
           ----------------         ---------------------------------
                                    Craig A. Schkade, Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)