Form 10QSB
period 1998-06-30
HITOX CORPORATION OF AMERICA
filed 1998-07-28
CIK 842295

U.S. Securities and Exchange Commission

                       Washington, D. C.  20549

                              FORM 10-QSB
(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1998
                                  OR
[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             EXCHANGE ACT
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
                Yes [ X ]                  No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
     Common Stock, $0.25 par value               4,657,487
              (Class)                  Outstanding as of July 20, 1998)

Transitional Small Business Disclosure Format (check one):
                Yes [    ]                 No [ X ]

                     HITOX CORPORATION OF AMERICA

                                 INDEX

                                                               Page No.
                                                               --------
PART I.   Financial Information

          Item 1.  Financial Statements (Unaudited)

                   Condensed Balance Sheets--
                   June 30, 1998 and December 31, 1997              3-4

                   Condensed Statements of Income--
                   six months ended June 30, 1998 and 1997            5

                   Condensed Statements of Cash Flows--
                   six months ended June 30, 1998 and 1997            6

                   Notes to Condensed Financial
                   Statements                                       7-9

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  10-12

PART II.  Other Information

          Item 5.  Other Information                                 13

          Item 6.  Exhibits and Reports on Form 8-K                  13

          Signatures                                                 13

                         HITOX CORPORATION OF AMERICA
                           CONDENSED BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997
                              (in thousands)


                                             June 30, 1998   December 31,
                                               (Unaudited)       1997
                                             -------------  -------------
ASSETS

Current assets:
  Cash and cash equivalents                  $       2,132  $       1,720
  Trade accounts receivable, net                     1,499          1,095
  Other receivables                                     11             10
  Inventories:
    Raw materials                                    4,541          3,919
    Finished goods                                     656            906
    Supplies                                            86             75
                                             -------------  -------------
      Total inventories                              5,283          4,900
  Other current assets                                 117             31
                                             -------------  -------------
      Total current assets                           9,042          7,756

Property, plant and equipment                        8,021          8,020
Accumulated depreciation                            (5,490)        (5,327)
                                             -------------  -------------
                                                     2,531          2,693

Asset held for sale                                    651            771
Other assets                                            25             27
                                             -------------  -------------
    Total assets                             $      12,249  $      11,247
                                             =============  =============

See Notes to Condensed Financial Statements

                          HITOX CORPORATION OF AMERICA
                            CONDENSED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                (in thousands)


                                             June 30, 1998   December 31,
                                              (Unaudited)       1997
                                             -------------   -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $       1,707  $         775
  Accrued expenses                                    491            367
  Current maturities of long-term debt                346            405
                                            -------------  -------------
    Total current liabilities                       2,544          1,547

  Other long-term debt, excluding
    current maturities                                184            626
                                            -------------  -------------
    Total liabilities                               2,728          2,173

Commitments and contingencies

Shareholders' equity:
  Preferred stock $.01 par value:
     authorized, 5,000 shares;
     no shares outstanding                             --             --
  Common stock $.25 par value:
     authorized, 10,000 shares;
     4,657 shares outstanding
     after deducting 88 shares
     held in treasury                               1,186          1,186
  Additional paid-in capital                       14,341         14,341
  Accumulated deficit                              (5,963)        (6,410)
                                            -------------  -------------
                                                    9,564          9,117
  Less:  cost of treasury stock                       (43)           (43)
                                            -------------  -------------
    Total shareholders' equity                      9,521          9,074
                                            -------------  -------------
                                            $      12,249  $      11,247
                                            =============  =============



See Notes to Condensed Financial Statements

                         HITOX CORPORATION OF AMERICA
                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                           Three Months       Six Months
                                              Ended              Ended
                                             June 30,           June 30,
                                         ---------------    ---------------
                                          1998     1997      1998     1997
                                         ------   ------    ------   ------
Net Sales                                $2,984   $3,318    $5,941   $6,169
Costs and expenses:
   Cost of products sold                  2,077    2,133     4,177    4,184
   Selling, administrative and general      606      680     1,205    1,290
   Adjustment of asset held for sale                           120
                                         ------   ------    ------   ------
      Operating income                      301      505       439      695

Other income (expenses):
   Interest income                           22       18        42       36
   Interest expense                         (12)     (28)      (31)     (56)
   Other, net                                 3        1         3        2
                                         ------   ------    ------   ------
Income before income tax                    314      496       453      677

Provision for income tax                      2        4         6        4
                                         ------   ------    ------   ------
NET INCOME                               $  312   $  492    $  447   $  673
                                         ======   ======    ======   ======
Earnings per common share:
   Basic                                 $ 0.07   $ 0.11    $ 0.10   $ 0.14
   Diluted                                 0.07     0.11      0.10     0.14

Weighted average common shares
   and equivalents outstanding:
   Basic                                  4,657    4,657     4,657    4,657
   Diluted                                4,715    4,685     4,704    4,679

See Notes to Condensed Financial Statements

                        HITOX CORPORATION OF AMERICA
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (in thousands)
                                                         Six Months Ended
                                                              June 30,
                                                        -------------------
                                                         1998         1997
                                                        -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   447     $   673
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                           279         294
    Adjustment of asset held for sale                       120
    Other assets                                              2
  Changes in working capital:
    Receivables                                            (405)       (396)
    Inventories                                            (383)     (1,413)
    Other current assets                                    (86)        (82)
    Accounts payable and accrued expenses                 1,056       1,557
                                                        -------     -------
        Net cash provided by operating activities         1,030         633
                                                        -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment               (117)       (177)
                                                        -------     -------
        Net cash used in investing activities              (117)       (177)
                                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                               (501)       (183)
                                                        -------     -------
        Net cash used in financing activities              (501)       (183)
                                                        -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   412         273
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                                1,720       1,509
                                                        -------     -------
    AT END OF PERIOD                                    $ 2,132     $ 1,782
                                                        =======     =======
Supplemental disclosure of cash flow information:
    Interest income                                     $    42     $    36
    Interest expense                                         31          56
    Income taxes paid                                         6           4


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

3.   Debt

     The Company has a loan agreement with NationsBank, N.A., (the "Bank"), which provides the Company with a $2,000,000 line of credit. The Company had no balance outstanding under the line of credit during the second quarter of 1998. The loan agreement was renewed (the "Renewal") effective July 17, 1998. The Renewal matures on April 30, 2000, and reduces the interest rate from the Bank's prime rate plus 0.75% to the Bank's prime rate. The Renewal includes one term loan which had a balance of $530,000 at June 30, 1998, an interest rate of 8.17%, and monthly payments of $31,415. The term loan is scheduled to mature on January 31, 2000. The line of credit is secured by accounts receivable and inventory. The term loan is unsecured.

4.   Commitments

     The Company purchases its primary raw material, synthetic rutile, under a supply agreement (the "Supply Agreement"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The first price adjustment, a 3.6% increase, was effective for orders placed in 1997, the third year of the Supply Agreement. The second negotiated price adjustment is effective for orders placed in 1998, the fourth year of the Supply Agreement. The price adjustment resulted in a price decrease for orders in 1998 compared with orders placed in 1997 due to favorable exchange rates and other adjustments.

5.   Adjustment of Assets Held for Sale to Fair Value

     The Company records the value of assets held for sale under Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
Disposed of".   The Company adopted Statement 121 effective January 1,
1995. Statement 121 requires that assets held for disposal be valued at the lower of carrying amount or fair value less cost to sell. Following the initial write-down of an asset to fair value less cost to sell, the Statement requires subsequent revisions to the carrying amount of the asset to be disposed of if the estimate of fair value less the cost to sell changes during the holding period. The Company entered into a verbal agreement to sell its former headquarters building in April of 1998. As a result of the agreement, an adjustment of $120,000 was recorded in the first quarter of 1998 to reduce the asset to fair value.

6.   Calculation of Basic and Diluted Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                     (in thousands, except per share amounts)

                                              Three Months    Six Months
                                                 Ended           Ended
                                                June 30,        June 30,
                                             --------------  ---------------
                                              1998    1997    1998     1997
                                             ------  ------  ------   ------
Numerator:

  Net Income                                 $  312  $  492  $  447   $  673

  Numerator for basic earnings
    per share - income available
    to common stockholders                      312     492     447      673

Effect of dilutive securities:                   --      --      --       --
                                             ------  ------  ------   ------
  Numerator for diluted earnings
    per share - income available
    to common stockholders
    after assumed conversions                   312     492     447      673

Denominator:

  Denominator for basic earnings per
    share -- weighted-average shares          4,657   4,657   4,657    4,657

  Effect of dilutive securities:
    Employee stock options                       58      16      47       12
    Warrants                                     --      12      --       10
                                             ------  ------  ------   ------

Dilutive potential common shares                 58      28      47       22

  Denominator for diluted earnings
    per share -- weighted-average
    shares and assumed conversions            4,715   4,685   4,704    4,679

Basic earnings per common share:
  Net Income                                 $ 0.07  $ 0.11  $ 0.10   $ 0.14

Diluted earnings per common share:
  Net Income                                 $ 0.07  $ 0.11  $ 0.10   $ 0.14


     Options and warrants to purchase 1,345,486 shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the second quarter of 1998 were $2,984,000 as compared to $3,318,000 for the same quarter in 1997. Total net sales for the six months ended June 30, 1998 were $5,941,000 compared with $6,169,000 for the same period in 1997. Sales of both of the Company's primary products, HITOXr and BARTEXr pigments were lower in 1998 compared with 1997. The decrease in BARTEX pigment sales is primarily the result of the loss of business from a customer with cyclical purchases.

Gross Profit:

     Gross profit for the second quarter of 1998 was $907,000 as compared with $1,185,000 for the second quarter of 1997, a decrease of $278,000. Gross profit as a percentage of sales was 30.4% in the second quarter this year as compared to 35.7% in the same quarter last year. The year to date gross profit for the six months ended June 30, 1998 was $1,764,000 or 29.7% of net sales compared with $1,985,000 or 32.2% of net sales for the same period of 1997. The decrease in the 1998 second quarter and year to date gross profit percentages compared with the same period of 1997 is primarily the result of higher production costs.

Expenses:

     Total selling, administrative and general expenses decreased from $680,000 during the second quarter of 1997, to $606,000 for the second quarter of 1998, representing a decrease of $74,000. Total selling, administrative and general expenses decreased from $1,290,000 during the six months ended June 30, 1997, to $1,205,000 for the same period of 1998, representing approximately a 6.6% or $85,000 decrease. The decrease from the 1997 to 1998 is primarily the result of lower salary and benefit expenses.

     The Company recorded a charge of $120,000 in the first quarter of 1998 to write-down to fair value its former headquarters building based on a verbal agreement to sell the building. The Company has subsequently entered into a contract to sell the building and the potential buyer is conducting inspections and feasibility studies within the time period specified in the contract.

Interest Income:

     During the second quarter of 1998, excess funds were deposited in short-term interest bearing investments resulting in interest income of $22,000 compared to $18,000 for the same quarter last year. For the six months ended June 30, 1998, interest income was $42,000 compared to $36,000 for the corresponding period in 1997. The increased amount of interest income is due to higher cash balances available for investment in 1998 as well as a higher average interest rate.

Interest Expense:

     Interest expense decreased $16,000 in the second quarter of 1998 as compared with the same quarter last year. For the six month period ended June 30, 1998, interest expense decreased $25,000, compared with 1997. Interest expense was lower in 1998 because on March 4, 1998, the Company prepaid the remaining $326,617 principal balance on the Company's former corporate headquarters.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax. The provision for income tax was $6,000 for the six month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet is strong at June 30, 1998. Working capital increased from $6,209,000 at December 31, 1997 to $6,498,000 at June 30, 1998. Cash increased from $1,720,000 at December 31, 1997 to $2,132,000 at June 30, 1998. During the six month period ended June 30, 1998, cash provided by operating activities totaled $1,030,000, while $117,000 was used in investing activities and $501,000 was used in financing activities. Accounts receivable increased from $1,095,000 at December 31, 1997 to $1,499,000 at June 30, 1998 due primarily to higher sales volumes in the quarter ended June 30, 1998, compared with the last quarter of 1997. Inventories, as well as accounts payable and accrued expenses, have increased primarily due to the timing of raw material purchases. The Company had no outstanding borrowings on its line of credit at June 30, 1998, which has a limit of $2,000,000.

     The Company, on an ongoing basis, will finance its operations principally through cash flows generated by operations, through bank financing and through cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a supply agreement (the "Supply Agreement") with its former subsidiary, Malaysian Titanium Corporation ("MT"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The first price adjustment, a 3.6% increase, was effective for orders placed in 1997, the third year of the Supply Agreement. The second negotiated price adjustment is effective for orders placed in 1998, the fourth year of the Supply Agreement. The price adjustment resulted in a price decrease compared with orders placed in 1997 due to favorable exchange rates and other adjustments.

     The Company has a loan agreement with NationsBank, N.A., (the "Bank"), which provides the Company with a $2,000,000 line of credit. The Company had no balance outstanding under the line of credit during the second quarter of 1998. The loan agreement was renewed (the "Renewal") effective July 17, 1998. The Renewal matures on April 30, 2000, and reduces the interest rate from the Bank's prime rate plus 0.75% to the Bank's prime rate. The Renewal includes one term loan which had a balance of $530,000 at June 30, 1998, an interest rate of 8.17%, and monthly payments of $31,415. The term loan is scheduled to mature on January 31, 2000. The line of credit is secured by accounts receivable and inventory. The term loan is unsecured.

                                PART II


Item 5.  Other Information

     On October 30, 1997 the Board of Directors of Hitox Corporation of America accepted the resignation of Thomas A. Landshof as the President and Chief Executive Officer of the Company. Bernard A. Paulson, an outside Director, assumed the duties of CEO on an interim basis.


Item 6.  Exhibits and Reports on Form 8-K
                                                            Page No.
                                                            --------
     (a)  Exhibits                                            None
     (b)  Reports on Form 8-K                                 None


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Hitox Corporation of America

               -------------------
                   (Registrant)

Date:             July 28, 1998              BERNARD A. PAULSON
               -------------------     ---------------------------------
                                       Bernard A. Paulson,
                                       Acting Chief Executive Officer

Date:             July 28, 1998                CRAIG A. SCHKADE
               -------------------     ---------------------------------
                                       Craig A. Schkade, Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)