Form 10QSB
period 1998-09-30
HITOX CORPORATION OF AMERICA
filed 1998-10-29
CIK 842295

U.S. Securities and Exchange Commission
                         Washington, D. C.  20549

                               FORM 10-QSB
(Mark One)
       [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998
                                    OR
      [   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                EXCHANGE ACT
           For the transition period from __________ to __________

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
           Yes [ X ]                   No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Common Stock, $0.25 par value                     4,657,487
                (Class)             (Outstanding as of October 20, 1998)

Transitional Small Business Disclosure Format (check one):
           Yes [   ]                   No [ X ]

                         HITOX CORPORATION OF AMERICA

                                   INDEX

                                                                   Page No.
                                                                   --------
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheets--
                  September 30, 1998 and December 31, 1997              3-4

                  Condensed Statements of Income--
                  nine months ended September 30, 1998 and 1997           5

                  Condensed Statements of Cash Flows--
                  nine months ended September 30, 1998 and 1997           6

                  Notes to Condensed Financial
                  Statements                                            7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                10-12

PART II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                       13

         Signatures                                                      13

                       HITOX CORPORATION OF AMERICA
                         CONDENSED BALANCE SHEETS
                SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                             (in thousands)


                                         September 30, 1998    December 31,
                                             (Unaudited)          1997
                                            -------------     -------------
                 ASSETS

Current assets:
  Cash and cash equivalents                 $       1,840     $       1,720
  Trade accounts receivable, net                    1,592             1,095
  Other receivables                                    14                10
  Inventories:
    Raw materials                                   4,935             3,919
    Finished goods                                    600               906
    Supplies                                           72                75
                                            -------------     -------------
      Total inventories                             5,607             4,900
  Other current assets                                105                31
                                            -------------     -------------
      Total current assets                          9,158             7,756

Property, plant and equipment                       8,153             8,020
Accumulated depreciation                           (5,588)           (5,327)
                                            -------------     -------------
                                                    2,565             2,693

Asset held for sale                                   651               771
Other assets                                           25                27
                                            -------------     -------------
    Total assets                            $      12,399     $      11,247
                                            =============     =============

See Notes to Condensed Financial Statements

                        HITOX CORPORATION OF AMERICA
                          CONDENSED BALANCE SHEETS
                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                               (in thousands)


                                         September 30, 1998    December 31,
                                             (Unaudited)          1997
                                            -------------     -------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $       1,630     $         775
  Accrued expenses                                    425               367
  Current maturities of long-term debt                353               405
                                            -------------     -------------
    Total current liabilities                       2,408             1,547

Other long-term debt,
  excluding current maturities                         93               626
                                            -------------     -------------
    Total liabilities                               2,501             2,173

Commitments and contingencies

Shareholders' equity:
  Preferred stock $.01 par value:
   authorized, 5,000 shares;
   no shares outstanding                               --                --
  Common stock $.25 par value:
   authorized, 10,000 shares;
   4,657 shares outstanding after
   deducting 88 shares held in treasury             1,186             1,186
  Additional paid-in capital                       14,341            14,341
  Accumulated deficit                              (5,586)           (6,410)
                                            -------------     -------------
                                                    9,941             9,117
  Less: cost of treasury stock                        (43)              (43)
                                            -------------     -------------
    Total shareholders' equity                      9,898             9,074
                                            -------------     -------------
                                            $      12,399     $      11,247
                                            =============     =============

See Notes to Condensed Financial Statements

                          HITOX CORPORATION OF AMERICA
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                     (in thousands, except per share amounts)

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                         -----------------    -----------------
                                          1998      1997       1998      1997
                                         -------   -------    -------   -------

Net Sales                                $ 3,090   $ 2,482    $ 9,031   $ 8,651
Costs and expenses:
  Cost of products sold                    2,117     1,712      6,294     5,896
  Selling, administrative and general        607       474      1,812     1,764
  Adjustment of asset held for sale           --        --        120        --
                                         -------   -------    -------   -------
     Operating income                        366       296        805       991

Other income (expenses):
  Interest income                             21        19         63        55
  Interest expense                           (10)      (25)       (41)      (81)
  Other, net                                   3         3          6         5
                                         -------   -------    -------   -------
Income before income tax                     380       293        833       970

Provision for income tax                       3         5          9         9
                                         -------   -------    -------   -------
NET INCOME                               $   377   $   288    $   824   $   961
                                         =======   =======    =======   =======
Earnings per common share:
  Basic                                  $  0.08   $  0.06    $  0.18   $  0.21
  Diluted                                $  0.08   $  0.06    $  0.18   $  0.20

Weighted average common shares
  and equivalents outstanding:
  Basic                                    4,657     4,657      4,657     4,657
  Diluted                                  4,682     4,728      4,696     4,697

See Notes to Condensed Financial Statements

                         HITOX CORPORATION OF AMERICA
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (in thousands)
                                                      Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                       1998        1997
                                                     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   824     $   961
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                        398         442
    Adjustment of asset held for sale                    120          --
    Other assets                                           2          --
  Changes in working capital:
    Receivables                                         (501)       (136)
    Inventories                                         (707)     (1,241)
    Other current assets                                 (75)        (46)
    Accounts payable and accrued expenses                914         405
                                                     -------     -------
        Net cash provided by operating activities        975         385
                                                     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (270)       (231)
                                                     -------     -------
        Net cash used in investing activities           (270)       (231)
                                                     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                            (585)       (277)
                                                     -------     -------
        Net cash used in financing activities           (585)       (277)
                                                     -------     -------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                     120        (123)
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                             1,720       1,509
                                                     -------     -------
    AT END OF PERIOD                                 $ 1,840     $ 1,386
                                                     =======     =======
Supplemental disclosure of cash flow information:
    Interest income received                         $    63     $    55
    Interest expense paid                                 41          81
    Income taxes paid                                      9           9

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

2.   Debt

     The Company has a loan agreement with NationsBank, N.A., (the "Bank"), which provides the Company with a $2,000,000 line of credit. The Company had no balance outstanding under the line of credit during the third quarter of 1998. The loan agreement was renewed (the "Renewal") effective July 17, 1998. The Renewal matures on April 30, 2000, and reduces the interest rate from the Bank's prime rate plus 0.75% to the Bank's prime rate. The Renewal includes one term loan which had a balance of $446,000 at September 30, 1998, an interest rate of 8.17%, and monthly payments of $31,415. The term loan is scheduled to mature on January 31, 2000. The line of credit is secured by accounts receivable and inventory. The term loan is unsecured.

3.   Commitments

     The Company purchases its primary raw material, synthetic rutile, under a supply agreement (the "Supply Agreement"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The first price adjustment, a 3.6% increase, was effective for orders placed in 1997, the third year of the Supply Agreement. The second negotiated price adjustment is effective for orders placed in 1998, the fourth year of the Supply Agreement. The price adjustment resulted in a price decrease for orders in 1998 compared with orders placed in 1997 due to favorable adjustments under the supply agreement.

4.   Adjustment of Assets Held for Sale to Fair Value

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

5.   Impact of Statement of Financial Accounting Standards No. 133

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, instruments or hedging activities, management does not anticipate the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

6.   Calculation of Basic and Diluted Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                  (in thousands, except per share amounts)

                                            Three Months       Nine Months
                                               Ended              Ended
                                           September 30,      September 30,
                                          ----------------    ----------------
                                           1998      1997       1998     1997
                                          -------  -------    -------  -------
Numerator:
    Net Income                            $   377  $   288    $   824  $   961
    Numerator for basic earnings
      per share - income available
      to common stockholders                  377      288        824      961

Effect of dilutive securities:                 --       --         --       --
                                          -------  -------    -------  -------
    Numerator for diluted earnings
      per share - income available
      to common stockholders
      after assumed conversions               377      288        824      961

Denominator:
    Denominator for basic earnings per
      share - weighted-average shares       4,657    4,657      4,657    4,657

    Effect of dilutive securities:
      Employee stock options                   25       46         39       24
      Warrants                                 --       25         --       16
                                          -------  -------    -------  -------
Dilutive potential common shares               25       71         39       40

    Denominator for diluted earnings
      per share - weighted-average
      shares and assumed conversions        4,682    4,728      4,696    4,697

Basic earnings per common share:
    Net Income                            $  0.08  $  0.06    $  0.18  $  0.21

Diluted earnings per common share:
    Net Income                            $  0.08  $  0.06    $  0.18  $  0.20

     Options and warrants to purchase 1,360,486 shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the third quarter of 1998 were $3,090,000 as compared to $2,482,000 for the same quarter in 1997, an increase of $608,000 or 24.5%. Total net sales for the nine months ended September 30, 1998 were $9,031,000 compared with $8,651,000 for the same period in 1997. The sales improvement was the result of higher sales volumes of the Company's primary product HITOX pigment. The overall sales increase was achieved in spite of decreased sales volumes of BARTEX pigment resulting from the loss of business from a customer with cyclical purchases.

Gross Profit:

     Gross profit for the third quarter of 1998 was $973,000 as compared with $770,000 for the third quarter of 1997, an increase of $203,000.
Gross profit as a percentage of sales was 31.5% in the third quarter this year as compared to 31.0% in the same quarter last year. The year to date gross profit for the nine months ended September 30, 1998 was $2,737,000 or 30.3% of net sales compared with $2,755,000 or 31.8% of net sales for the same period of 1997. The Company's year to date gross profit is lower in 1998 than 1997 due to higher production costs in 1998, primarily related to higher maintenance costs.

Expenses:

     During the third quarter, selling, administrative and general expenses increased from $474,000 in 1997, to $607,000 in 1998. Total selling, administrative and general expenses increased from $1,764,000 during the nine months ended September 30, 1997, to $1,812,000 for the same period of 1998, representing approximately a 2.7% increase. The increase from 1997 to 1998 is primarily the result of higher benefit expenses and selling expenses.

     The Company recorded a charge of $120,000 in the first quarter of 1998 to write-down to fair value its former headquarters building based on a verbal agreement to sell the building. The Company has subsequently entered into a contract to sell the building. The sale was not finalized within the time period specified in the contract and the potential buyer has requested an extension of the closing date. The extension request has been granted by the Company.

Interest Income:

     During the third quarter of 1998, excess funds were deposited in short-term interest bearing investments resulting in interest income of $21,000 compared to $19,000 for the same quarter last year. For the nine months ended September 30, 1998, interest income was $63,000 compared to $55,000 for the corresponding period in 1997. The increased amount of interest income is due to higher cash balances available for investment in 1998.

Interest Expense:

     Interest expense decreased $15,000 in the third quarter of 1998 as compared with the same quarter last year. For the nine month period ended September 30, 1998, interest expense decreased $40,000, compared with 1997. Interest expense was lower in 1998 because on March 4, 1998, the Company prepaid the remaining $326,617 principal balance on the Company's former corporate headquarters.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax. The provision for income tax was $9,000 for the nine month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet is strong at September 30, 1998. Working capital increased from $6,209,000 at December 31, 1997 to $6,750,000 at September 30, 1998. Cash increased from $1,720,000 at December 31, 1997 to $1,840,000 at September 30, 1998. During the nine month period ended September 30, 1998, cash provided by operating activities totaled $975,000, while $270,000 was used in investing activities and $585,000 was used in financing activities. Accounts receivable increased from $1,095,000 at December 31, 1997 to $1,592,000 at September 30, 1998 due primarily to higher sales volumes in the quarter ended September 30, 1998, compared with the last quarter of 1997. Inventories and accounts payable have increased primarily due to the timing of raw material purchases. The Company had no outstanding borrowings on its line of credit at September 30, 1998, which has a limit of $2,000,000.

     The Company, on an ongoing basis, will finance its operations principally through cash flows generated by operations, through bank financing and through cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a supply agreement (the "Supply Agreement") with its former subsidiary, Malaysian Titanium Corporation ("MT"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The first price adjustment, a 3.6% increase, was effective for orders placed in 1997, the third year of the Supply Agreement. The second negotiated price adjustment is effective for orders placed in 1998, the fourth year of the Supply Agreement. The price adjustment resulted in a price decrease compared with orders placed in 1997 due to favorable adjustments under the supply agreement.

     The Company has a loan agreement with NationsBank, N.A., (the "Bank"), which provides the Company with a $2,000,000 line of credit. The Company had no balance outstanding under the line of credit during the third quarter of 1998. The loan agreement was renewed (the "Renewal") effective July 17, 1998. The Renewal matures on April 30, 2000, and reduces the interest rate from the Bank's prime rate plus 0.75% to the Bank's prime rate. The Renewal includes one term loan which had a balance of $446,000 at September 30, 1998, an interest rate of 8.17%, and monthly payments of $31,415. The term loan is scheduled to mature on January 31, 2000. The line of credit is secured by accounts receivable and inventory. The term loan is unsecured.

OTHER MATTERS

Year 2000 Readiness

     The Company assessed its year 2000 readiness in 1996 and determined that neither its primary computer hardware or software was year 2000 compliant. As a result, in 1997 the Company replaced its legacy mainframe computer with a PC based client/server computer network which is year 2000 compliant. In July of 1998, the Company began operating with a new manufacturing/accounting software package which is year 2000 compliant.
The Company believes that with the conversion to new hardware and software, the year 2000 issue will not pose significant operational problems for its computer system, or its operations. Most of the costs associated with the Company's year 2000 readiness efforts have already been incurred.

Forward Looking Information

     Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's products, changes in competition, economic conditions, fluctuations in market price for TiO2 pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filing with the Security and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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


Hitox Corporation of America

              ----------------------
(Registrant)


Date:   October 29, 1998                  BERNARD A. PAULSON
        ----------------             ----------------------------
                                     Bernard A. Paulson,
                                     Acting  Chief  Executive  Officer


Date:  October 29, 1998                  CRAIG A. SCHKADE
       ----------------              ----------------------------
                                     Craig A. Schkade, Chief Financial
                                     Officer (Principal Financial and
                                     Accounting Officer)