Form 10KSB
period 1998-12-31
HITOX CORPORATION OF AMERICA
filed 1999-03-08
CIK 842295

FORM 10-KSB
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)
    [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

                  Issuer's telephone number: (361) 882-5175
        Securities registered under Section 12(b) of the Act:  None.

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

State issuer's revenues for its most recent fiscal year:  $11,747,034

State the aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 09, 1999, computed by reference to the closing sale price of the registrant's Common Stock on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market on such date: $3,091,061.

Number of shares of the registrant's Common Stock outstanding as of February 09, 1999
                                  4,657,487

                    Documents incorporated by reference:

1 Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held May 18, 1999, are incorporated by reference into
    Part III of this report.
2. Certain portions of the registrant's S-1 registration statement (File No. 33-25354) exhibits are incorporated by reference into Part IV of this report.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                                   PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

      Hitox Corporation of America ("Hitox" or the "Company") is a specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments and pigment extenders used in the manufacture of paints, industrial coatings and plastics. The Company's principal product, HITOX (Registered trademark) (HIgh grade Titanium diOXide), is a unique color pigment with a high titanium dioxide content. Titanium dioxide is the primary pigment used by manufacturers of paints, plastics and paper to impart opacity and durability to the finished product. HITOX enjoys a unique marketing niche as a lower cost, high quality, buff color pigment that can replace some of the other color pigments and some or all of the white titanium dioxide in customer's formulations, providing significant cost savings. HITOX is chemically inert and non-toxic. HITOX accounted for 74% and 72% of net sales in 1998 and 1997, respectively. The Company's strategy includes offering additional products to its HITOX customers. To this end, Hitox also manufactures and sells a line of barium sulfate pigment extenders under the brand name BARTEX (Registered trademark), alumina trihydrate under the name HALTEX (Registered trademark) which is a filler used in plastics for its flame retardant properties, and sells iron oxide pigments under the name OSO (Registered trademark) which are used in primers, color concentrates and other specialty coatings for its color properties. The Company manufactures HITOX, BARTEX and HALTEX at its manufacturing facility located in Corpus Christi, Texas, U.S.A.

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

       The Company was organized by Benilite Corporation of America ("Benilite") in 1973. Benilite, which was incorporated in Delaware in 1969, developed the then patented "Benilite process" for producing synthetic rutile ("SR"), the principal ingredient used in the manufacture of HITOX, from ilmenite ore. Benilite licensed and helped design several synthetic rutile plants located throughout the world which utilize this process (including a plant located in Ipoh, Malaysia, which until September 21, 1994, was owned by the Company, as discussed below). Benilite concluded that synthetic rutile produced by the Benilite process could be further processed into a buff-colored titanium dioxide pigment having many of the characteristics of standard white titanium dioxide at a significant cost savings. These efforts by Benilite were the beginning of the Company's business. In 1980, the subsidiary of Benilite engaged in the development of HITOX was spun off by

Benilite to its shareholders. In December 1988, the Company became a publicly owned company after completing a public offering of 1.38 million shares of its common stock.

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

      HITOX, a light buff-colored titanium dioxide pigment, is made from synthetic rutile. The Company currently purchases all of its synthetic rutile from its former subsidiary MT. The Company sold its entire ownership interest in MT in 1994 to its minority partner. As part of the sale transaction, a supply agreement for the supply of synthetic rutile by MT to the Company (the "Supply Agreement") became effective December 15, 1994. The Supply Agreement has an initial term of five years, with automatic year to year renewal unless terminated with twelve months notice by either party. The Supply Agreement is a take or pay arrangement for a specified minimum annual quantity ("Minimum Quantity"). Prices for the first two years were fixed, with adjustment based on a formula for years three through five of the Supply Agreement. The Supply Agreement provides that the Company will purchase synthetic rutile primarily from MT during the term of the Supply Agreement.

      The initial five year term of the Supply Agreement ends in December of 1999, and the Company has exercised its right to terminate the contract by providing the required advance twelve months notice to MT. The Company expects to have fulfilled all of its obligations under the Supply Agreement in December of 1999 when the contract terminates. The Company believes that it is in its best interest to secure a long term contract for the supply of synthetic rutile to the Company. During 1999 the Company will pursue such a contract from a supplier which can meet the Company's requirements for quality, consistency and price.

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

MANUFACTURING

HITOX Manufacturing Process

      HITOX is manufactured from synthetic rutile in a process which incorporates fluid energy milling. In this process, particles of synthetic rutile mechanically abrade each other to form the end product, which after other processing, including testing and quality control procedures, is collected for bagging and shipping. The Company currently has seven fluid energy milling lines in place at its Corpus Christi plant. One of these production lines is also used to manufacture BARTEX.

      The manufacturing process for producing HITOX is not simple and the details of the process and the operating parameters of the systems are not widely known. The HITOX manufacturing process is not patented.

Other Products

      BARTEX is a pigment extender or filler line which is used to increase the efficiency of titanium dioxide pigment required for a particular application and because of its high specific gravity to add weight and strength to the end product. The Company's best selling BARTEX product is produced using the fluid energy milling process. HALTEX is a pigment filler line that is used primarily for its flame retardant and smoke suppressant properties in plastics and coatings. The HALTEX product line is being expanded using some of the production technologies of the Company's other products. OSO iron oxides are pigments that are used for applications such as primers, pigment dispersions, color concentrates and other coatings. Iron oxide pigments are primarily used for their color contribution and opacity. The Company purchases OSO iron oxides from third parties for resale.

RESEARCH AND DEVELOPMENT

      A 5,000 square foot technical center was constructed at the Company's plant location in Corpus Christi, Texas in 1992, that houses process control, quality assurance, technical service, and research and development functions. The technical services group was expanded in 1998 and focused on customer service and development. The Company did not incur significant research and development expense in 1998.

MANAGEMENT

     Mr. Bernard Paulson, a director of the Company since 1992, was appointed Acting Chief Executive Officer by the Board after the resignation of Thomas
A. Landshof on October 30, 1997. Mr. Paulson serves in that capacity on a part-time basis. Mr. Kelso C. Brooks, Jr., the Company's Director of Technology since 1994, was appointed to the newly created position of Acting General Manager in late 1997, and was appointed Senior Vice President on March 3, 1998. Mr. Brooks is responsible for day-to-day operations of the Company, with primary emphasis on increasing the sales of HITOX pigments. He works closely with sales and marketing personnel to direct and focus that effort.

MARKETING AND CUSTOMERS

Sales and Marketing Department Organization

      The Company's sales effort is directed from Corpus Christi, Texas, with all personnel reporting to the Senior Vice President. The Company has four regional sales managers who live and work in their respective territories, which include the Eastern, Western, Southeastern and Southwestern United States. A fifth regional sales manager who lives near Houston was responsible for Asia until his retirement at the beginning of 1999. He will continue to act as a consultant for the Company. The Company's Corpus
Christi sales and marketing department consists of a sales service representative and a sales and marketing administrative coordinator. The Company also has one sales agent whose territory includes the Central United States and whose focus is the PVC pipe market.

Technical Services Group Participation

      The technical services group is located in Corpus Christi. The group was expanded in 1998 and is involved in various aspects of customer service, problem solving and product development, and actively participates in the sales effort. The group has adapted by investing in advanced technologies and equipment which allow the technical services staff to assist customers in formulating the Company's products into their applications.

Domestic Distributors and Agents

     The Company's products are currently marketed by 18 independent stocking distributors and one agent located in 18 states with a combined sales force of over 200 people. Domestic distributors accounted for approximately 30% of total net sales in 1998.

Foreign Distributors, Licensees and Agents

       There are approximately 19 independent distributors selling the Company's products abroad. The sales and marketing effort for all areas of the world except Europe, Israel and the Asia/Pacific region is directed from Corpus Christi, Texas. The Company's former Spanish subsidiary, Fluid Minerals Espanola, S.A., is a non-exclusive licensee, and directs its sales and marketing efforts in Europe and Israel. In 1997, the Company strengthened its relationship with its former subsidiary Malaysian Titanium Corporation ("MT"), by appointing MT master distributor for the Asia/Pacific region. MT has established a sales team which is responsible for managing the distributor relationships in individual countries in the region, as well as directing the overall sales and marketing effort. Foreign sales through distributors accounted for approximately 4.0% of total net sales in 1998 and 1997.

Customers

      End use customers of the Company's products include, among others, such companies as PPG, Uponor, Dunn Edwards, J-M Manufacturing Co., The Sherwin-Williams Company, Morton International, and Formosa Plastics. The top 10 direct customers accounted for 39% of total net sales in 1998 and 42% of total sales in 1997. The direct foreign customers accounted for 7.0% of total net sales in 1998 and 10.0% of total net sales in 1997. The Company has historically maintained a relatively stable customer and distributor base.

Geographic Distribution

      The Company sells its products in the United States and markets them to
customers  located  in  approximately 35 foreign  countries.   The  Company's
foreign sales are made in U.S. dollars to avoid foreign currency risks.

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

     Estimated Geographic Distribution      1998         1997
     ---------------------------------   ---------     ---------
     (in thousands of dollars)
     United States                       $  10,280     $   9,727
     Canada & Mexico                         1,186         1,172
     South & Central America                     2            70
     Asia-Australia                             79           152
     Africa-Middle East                        172           122
     Europe                                     28            --
                                         ---------     ---------
          Total                          $  11,747     $  11,243
                                         =========     =========

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

      The primary competition for HITOX is white titanium dioxide pigment. However, HITOX historically has had a distinct price advantage compared to white titanium dioxide pigments. The domestic white titanium dioxide list price is approximately $1.01 per pound delivered while the truck load list price of HITOX, FOB Corpus Christi is $0.68 per pound. HITOX is primarily sold FOB plant and white titanium dioxide manufacturers sell on a freight prepaid basis. Freight costs range from $0.01 to $0.05 per pound, depending on destination. During 1992, an imported buff-colored product was introduced in the domestic market by a domestic distributor. This direct competition is not believed to have had a material adverse impact on sales of HITOX to existing customers.

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

BACKLOG

      The Company normally manufactures its pigment products in anticipation of, and not in response to, customer orders and generally fills orders within a short time after receipt. Consequently, the Company seeks to maintain adequate inventories of its pigment products in order to permit it to fill orders promptly after receipt. As of February 16, 1999, the Company does not have a significant backlog of customer orders.

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

EMPLOYEES

      As of December 31, 1998, the Company had a total of 45 full-time employees, all in the U.S. None of the Company's employees are currently covered by a collective bargaining agreement with a union.

ITEM 2.  DESCRIPTION OF PROPERTY

      From 1988 through 1997, the Company's corporate headquarters were located in the Furman Plaza Building ("the Building") in downtown Corpus Christi, Texas, U.S.A. The Company purchased the Building in 1988 for $755,844. The Building is a fully-restored historic structure with five stories containing approximately 22,465 square feet of office space attached to a five story, 300 car parking garage. In December of 1997, the Board of Directors approved a plan to sell the Building and move its personnel located there to the Company's plant location. Effective February 2, 1998, the Company consolidated all of its Corpus Christi personnel in renovated offices at its plant location. This move has provided improved efficiency and communication. The Company completed the sale of the Building on March 1, 1999, for approximately its carrying value.

     The Company operates a plant in Corpus Christi, Texas which manufactures HITOX, BARTEX, and HALTEX. The facility is located in the Rincon Industrial Park on approximately 14.86 acres of land, with 12.86 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres owned by the Company. The first lease, which covers 10 acres of the plant site, has a term of 30 years and expires in July 2017. The lease payment is subject to adjustment every 5 years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. The second lease with the Port, which covers 2.86 acres, was renewed for its final 5 year option term effective January 1, 1998.

      The Company owns the improvements on the plant site, including a 3,400 square-foot office, a 5,000 square-foot laboratory building, a maintenance shop and several manufacturing and warehousing buildings containing a total of approximately 90,000 square feet of space. The leased premises include approximately 350 lineal feet of bulkheaded industrial canal frontage, which provides access to the Gulf of Mexico intercoastal waterway system through the Corpus Christi ship channel. This property also is serviced by a railroad spur which runs through the Company's property to the canal.

      Management believes that all of the facilities and equipment of the Company are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is involved in routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS

     The names of the members of the Company's executive officers at March 3, 1999, each of whom is elected annually, are set forth below:

   Name                   Age              Position              Hitox Since
   ----                   ---              --------              -----------

Bernard Paulson           70          Acting Chief Executive          1992
                                      Officer

Kelso C. Brooks, Jr.      51          Senior Vice President           1991

Craig Schkade             44          Chief Financial Officer         1989
                                      and Treasurer

Elizabeth Morgan          57          Secretary                       1988

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

     Craig Schkade was named Treasurer in 1993 and Chief Financial Officer in January of 1994. Mr. Schkade joined Hitox in 1989, and served as Controller until transferring to the Company's Malaysian subsidiary in 1990, where he was General Manager. He returned to Corpus Christi in 1991, and became Director of Corporate Development. Prior to joining Hitox, he was Chief Accountant at the Port of Corpus Christi, and prior to that, worked in public accounting with KPMG Peat Marwick. Mr. Schkade holds a Master of Business Administration degree from Texas A&M University-Corpus Christi and Bachelor of Business Administration degrees from the University of Texas at Austin and the University of Texas at Tyler. He is a Certified Public Accountant.

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

     Quarter Ended     March 31     June 30     Sept. 30     Dec. 31
     -------------     --------     -------     --------     -------
     1998     High     $ 2.125      $ 2.438     $ 2.125      $ 2.125
              Low        1.469        1.688       1.000        1.250

     1997     High      3.375        3.875       4.000        3.375
              Low       2.500        2.375       2.938        1.563

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

      The approximate number of holders of record of the Company's Common Stock as of December 31, 1998 was 109. In addition, there are approximately 800 beneficial shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales: Net sales for 1998 were $11,747,034, an increase of $504,444 or 4.5% compared with 1997 net sales of $11,242,590. Total 1998 sales of
HITOX pigment increased 8.2% to $8,736,653, which accounted for 74.4% of total sales in 1998, as compared with $8,077,701, or 71.9% of total sales in 1997. The increase in HITOX pigment sales more than offset a decrease in sales volumes of BARTEX pigment resulting from the loss of business from a customer with cyclical purchases. The Company's financial performance continues to be dependent on sales of the single product line, HITOX pigment.

     The Company's net sales in the U.S. increased by 5.7%, to $10,279,597 in 1998 from $9,726,543 in 1997. Net sales for use in foreign countries decreased by $48,610, or 3.2% to $1,467,437 in 1998, from $1,516,047 in 1997.
Sales decreased in 1998 to both South America and Asia compared with 1997.

      Cost of Sales: Total cost of sales in 1998 increased $434,343 or 5.5% from 1997, accompanying the higher 1998 sales volumes. Production costs increased in 1998 primarily associated with higher maintenance expense, which resulted in a decrease in gross profit to 29.6% in 1998 compared with 30.3% for 1997.

       General, Administrative and Selling Expenses: Total general, administrative and selling expenses for 1998 were $2,405,066, an increase of $76,700, or 3.3%, compared with 1997. This increase is due primarily to higher selling expenses in 1998. As a percentage of sales, these expenses were 20.5% in 1998, and 20.7% in 1997. Bad debt expense has been insignificant during both periods.

      Adjustment of Asset Held for Sale to Fair Market Value: The Company recorded a $90,600 charge in the fourth quarter of 1997 to reduce the Company's former corporate headquarters building to fair value based on an appraisal. The Company consolidated all of its Corpus Christi personnel at its plant location and placed its former corporate headquarters building located in downtown Corpus Christi for sale. The Company recorded an additional charge of $120,000 in the first quarter of 1998 based on an offer it accepted for purchase of the building. After several extensions, the contract for sale of the building expired in December of 1998. The Company received an offer from a different buyer which the Company accepted and an earnest money contract was executed on January 4, 1999. The sale of the building was completed on March 1, 1999, for approximately its carrying value.

      Interest  Income:   Interest income was $78,904 in 1998  compared  with
$75,165 in 1997, an increase of 5.0% which resulted from higher daily cash balances in 1998 available for investment.

      Interest Expense: Interest expense in 1998 decreased $54,160 compared with 1997. The decrease was primarily the result of pre-paying the mortgage note on the Company's former headquarters building in the first quarter of 1998.

       Income Taxes: The Company has net operating loss and other carryforwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax, and a provision for income tax of $13,000 was recorded for both 1998 and 1997.

      Cash and Cash Equivalents: The balance in cash and cash equivalents increased $17,757 from the end of 1997 to the end of 1998. This increase was the result of positive cash flow from operations, net of cash used in investing and financing activities.

     Inventories: Inventories increased $404,778 from the end of 1997 to the end of 1998. The primary reason for the increase was required raw material purchases under a supply agreement with the Company's former subsidiary, Malaysian Titanium Corporation.

      Accounts Payable: The accounts payable balance at year end 1998 was essentially unchanged from the balance at the end of 1997 and consists primarily of raw material accounts payable.

      Notes Payable to Banks: There was no outstanding balance under the Company's bank line of credit at the end of 1997 or 1998.

      Accrued Expenses: The increase in accrued expenses of $29,620 from the end of 1997 to the end of 1998 is primarily the result of an increase in accrued inventory costs.

     Current Maturities of Long-term Debt: The Company prepaid one of its two term loans in the first quarter of 1998. The remaining term note was to mature at the end of 1999. The Company prepaid its remaining term note effective January 15, 1999, leaving the Company debt free.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's balance sheet strengthened during 1998 as cash was maintained and current assets increased while liabilities were reduced. The Company had working capital of $6,865,567 at December 31, 1998 compared with $6,208,653 at December 31, 1997. In 1998, cash increased $17,757, with operating activities providing $990,139, while $329,953 was used in investing activities, and $642,429 was used in financing activities.

      The Company on an ongoing basis will finance its operations principally through cash flow generated by operations, through bank financing and through cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a supply agreement (the "Supply Agreement") with its former subsidiary, Malaysian Titanium Corporation. The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term, and a negotiated price adjustment in the last three years of the contract term. The fourth year purchase commitment will be completed with the first shipment in the first quarter of 1999, as mutually agreed between the Company and MT. The third price adjustment under the Supply Agreement will be effective for orders placed in the fifth year of the Supply Agreement. The price adjustment will result in a price decrease compared with orders placed in 1998 due to favorable exchange rates and other adjustments.

      The initial five year term of the Supply Agreement ends in December of 1999, and the Company has exercised its right to terminate the contract by providing the required advance twelve months notice to MT. The Company expects to have fulfilled all of its obligations under the Supply Agreement in December of 1999 when the contract terminates. The Company believes that it is in its best interest to secure a long term contract for the supply of synthetic rutile to the Company. During 1999 the Company will pursue such a contract from a supplier which can meet the Company's requirements for quality, consistency and price.

      The Company has a loan agreement with NationsBank, N.A. (the "Bank"), which provides the Company with a $2,000,000 line of credit. The Company had no balance outstanding under the line of credit during 1998. The loan agreement was renewed (the "Renewal") effective July 17, 1998. The Renewal matures on April 30, 2000, and reduces the interest rate from the Bank's prime rate plus 0.75% to the Bank's prime rate. The line of credit is secured by accounts receivable and inventory. The Renewal includes one term loan which had a balance of $389,249 at December 31, 1998, an interest rate of 8.17%, and monthly payments of $31,415. The term loan was scheduled to mature in January 31, 2000, but was prepaid effective January 15, 1999. The Company had an additional term loan until March 4, 1998, when it prepaid the remaining $326,617 principal balance on the Company's former corporate headquarters.

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

       Several changes have been made under Mr. Paulson, including consolidation of all corporate and finance personnel at the Company's plant location in early 1998 to provide better efficiency and communication. The Company's former corporate headquarters building was listed for sale. After being on the market for over a year, the building was sold on March 1, 1999, for approximately its carrying value.

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

     The Company assessed its year 2000 readiness in 1996 and determined that neither its primary computer hardware or software was year 2000 compliant. As a result, in 1997 the Company replaced its legacy mainframe computer with a PC based client/server computer network which is year 2000 compliant. In July of 1998, the Company began operating with a new manufacturing/accounting software package which is year 2000 compliant. The Company believes that with the conversion to new hardware and software, the year 2000 issue will not pose significant operational problems for its computer system, or its internal operations. The software installation and conversion cost approximately $96,000 and is virtually complete. The Company also reviewed the software and hardware used in production and manufacturing systems and these are not expected to be affected by the year 2000 issue.

     The Company has also taken steps to determine the Year 2000 readiness of its mission critical business partners. That process is ongoing and based on responses received to date, it appears that most of those companies have addressed the Year 2000 issue and are diligently working to ensure that it does not adversely affect their business. Should the Company determine that a mission critical business partner will be adversely affected by a Year 2000 problem, the Company will seek alternatives to the product or services provided by such business partner.

     The Company believes it has an effective program in place to resolve the year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 program. Although no assurances can be given as to the Company's compliance, particularly as it relates to third parties, including governmental entities, based upon the progress to date, the Company does not expect that the future costs of modification or the consequences of any unsuccessful modifications will have a material adverse impact on the Company's financial position or results of operations. Accordingly, the Company believes the most reasonably likely worst case year 2000 scenario would not have a material adverse impact on the Company's financial position or results of operations.

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


                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Information which will be contained under the caption "Election of Directors" in the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated by reference in response to this Item
9. See Item 4, Part I of this Form 10-KSB for the caption "Executive Officers" for information concerning executive officers.

ITEM 10.  EXECUTIVE COMPENSATION

      Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The discussion under the caption "Certain Transactions", which will be contained in the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Exhibit No.                          Description
-----------                          -----------

3.1(1) Certificate of Incorporation of the Company as amended through January 28, 1988
3.2(2) Certificate of Amendment to the Company's Certificate of Incorporation, filed May 28, 1991
3.3(1)     By-laws of the Company
3.4(4)     Amendment to the By-laws of the Company dated June 1, 1994
3.5(7)     Amendment to the By-laws of the Company dated February 28, 1995
4.1(1)     Form of Common Stock Certificate
4.2(3) Form of Convertible Subordinated Debenture of the Company dated June 15, 1992 and related purchase agreements
4.3(4) Form of First Amendment to the Note Purchase Agreement covering the Convertible Subordinated Debenture of the Company dated September 30, 1994
4.4(5) Form of Second Amendment to the Note Purchase Agreement covering the Convertible Subordinated Debenture of the Company dated February 28, 1995
4.5(5) Form of Warrant Agreement for issuance of 50,000 warrants dated September 30, 1994
4.6(5) Form of Warrant Agreement for issuance of 50,000 warrants dated February 28, 1995
4.7(5) Form of Warrant Agreement for issuance of 1,111,111 warrants dated February 28, 1995
10.1(6)    Loan Agreement with NationsBank dated August 31, 1995
10.2(8)    First Amendment to Loan Agreement dated July 31, 1996
10.3(1)    Lease from Port of Corpus Christi Authority dated April 14, 1987
10.4(1) Lease from Port of Corpus Christi Authority dated January 12, 1988 as amended on December 24, 1992
10.5       Second Amendment to Loan Agreement with NationsBank
           dated July 17, 1998
10.6(1)    Summary Plan Description for the Hitox Profit Sharing Plan
           & Trust
21         Subsidiaries of Registrant:  No significant subsidiaries
23         Consent of Ernst & Young LLP

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

    (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HITOX CORPORATION OF AMERICA
                                          (Registrant)

                                          By       BERNARD A. PAULSON
                                            --------------------------------
                                            (Bernard A. Paulson, Acting CEO)
Date:  March 5, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                 Capacity with the Company            Date
     ---------                 -------------------------            ----

 BERNARD A. PAULSON         Acting Chief Executive Officer     March 5, 1999
------------------------    Director
(Bernard A. Paulson)

 CRAIG SCHKADE              Chief Financial Officer            March 5, 1999
------------------------    and Treasurer
(Craig Schkade)            (Principal Financial and Accounting Officer)

 WILLIAM B. HAYES           Chairman of the Board              March 5, 1999
------------------------
(William B. Hayes)

 ROBERT J. CRESCI           Director                           March 5, 1999
------------------------
(Robert J. Cresci)

 KEVIN S. MOORE             Director                           March 5, 1999
------------------------
(Kevin S. Moore)

 MICHAEL A. NICOLAIS        Director                           March 5, 1999
------------------------
(Michael A. Nicolais)

 CHRISTOPHER J. McGOUGAN    Director                           March 5, 1999
------------------------
(Christopher J. McGougan)

                        HITOX CORPORATION OF AMERICA

                        ANNUAL REPORT ON FORM 10-KSB

                                   ITEM 7


INDEX TO FINANCIAL STATEMENTS
                                                                        Page
                                                                        ----

Hitox Corporation of America
  Report of Independent Auditors                                         22
  Balance Sheets - December 31, 1998 and 1997                            23
  Statements of Income - Years ended December 31, 1998 and 1997          25
  Statements of Shareholders' Equity - Years ended
    December 31, 1998 and 1997                                           26
  Statements of Cash Flows - Years ended December 31, 1998 and 1997      27
  Notes to Financial Statements                                          28

                Report of Ernst & Young Independent Auditors



Board of Directors and Shareholders
Hitox Corporation of America
Corpus Christi, Texas


      We have audited the accompanying balance sheets of Hitox Corporation of America as of December 31, 1998 and 1997, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitox Corporation of America at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                         ERNST & YOUNG LLP


San Antonio, Texas
February 19, 1999 except for Note 4, as to which the date is March 1, 1999

                        HITOX CORPORATION OF AMERICA
                               BALANCE SHEETS


                                                       December 31,
                                              -------------------------------
                                                   1998             1997
                                              --------------   --------------

                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $    1,737,399   $    1,719,642
  Receivables:
    Trade accounts receivable; no
      allowance for doubtful accounts
      considered necessary                         1,310,663        1,094,864
    Other                                             40,258           10,457
                                              --------------   --------------
      Total Receivables                            1,350,921        1,105,321
  Inventories                                      5,304,350        4,899,572
  Other current assets                                44,869           30,962
                                              --------------   --------------
      Total current assets                         8,437,539        7,755,497

PROPERTY, PLANT AND EQUIPMENT, net                 2,502,748        2,693,333
ASSET HELD FOR SALE                                  651,055          771,055
OTHER ASSETS                                          25,175           27,584
                                              --------------   --------------
                                              $   11,616,517   $   11,247,469
                                              ==============   ==============

                           See accompanying notes

                        HITOX CORPORATION OF AMERICA
                               BALANCE SHEETS


                                                       December 31,
                                              -------------------------------
                                                   1998             1997
                                              --------------   --------------

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                            $      196,123   $      124,834
  Accounts payable - MT                              590,235          649,800
  Accrued expenses                                   396,365          366,745
  Current maturities of long-term debt               389,249          405,465
                                              --------------   --------------
      Total current liabilities                    1,571,972        1,546,844
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES              --          626,213
                                              --------------   --------------
      Total liabilities                            1,571,972        2,173,057

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock $.01 par value:
    Authorized, 5,000,000 shares;
    No shares outstanding                                 --               --
  Common stock $.25 par value:
    Authorized, 10,000,000 shares;
    4,657,487 shares outstanding
    After deducting 88,240 shares
    Held in treasury                               1,186,432        1,186,432
  Additional paid-in capital                      14,341,193       14,341,193
  Accumulated deficit                             (5,440,125)      (6,410,258)
                                              --------------   --------------
                                                  10,087,500        9,117,367
  Less:  cost of treasury stock                      (42,955)         (42,955)
                                              --------------   --------------
      Total shareholders' equity                  10,044,545        9,074,412
                                              --------------   --------------
                                              $   11,616,517   $   11,247,469
                                              ==============   ==============

                           See accompanying notes

                        HITOX CORPORATION OF AMERICA
                            STATEMENTS OF INCOME


                                               Years Ended December 31,
                                             ---------------------------
                                                 1998           1997
                                             -----------     -----------
NET SALES                                    $11,747,034     $11,242,590
COSTS AND EXPENSES:
  Cost of sales                                8,275,705       7,841,362
  General, administrative
    and selling expenses                       2,405,066       2,328,366
  Adjustment of asset held for sale
    To fair market value                         120,000          90,600
                                             -----------     -----------
OPERATING INCOME                                 946,263         982,262

OTHER (EXPENSE) INCOME:
  Interest expense                               (49,762)       (103,922)
  Interest income                                 78,904          75,165
  Other, net                                       7,728           4,650
                                             -----------     -----------
INCOME BEFORE INCOME TAX                         983,133         958,155

  Current income tax expense                      13,000          13,000
                                             -----------     -----------
NET INCOME                                   $   970,133     $   945,155
                                             ===========     ===========

Earnings per Common Share
  Basic                                      $      0.21     $      0.20
  Diluted                                    $      0.21     $      0.20

Weighted average common shares
  and equivalents outstanding
  Basic                                        4,657,487       4,657,487
                                             ===========     ===========
  Diluted                                      4,688,374       4,670,381
                                             ===========     ===========

                           See accompanying notes

                          HITOX CORPORATION OF AMERICA
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       COMMON STOCK         ADDITIONAL                    TREASURY STOCK
                    ---------------------     PAID-IN      ACCUMULATED   ----------------
                     SHARES     AMOUNT        CAPITAL        DEFICIT     SHARES   AMOUNT       TOTAL
                    ---------  ----------   ------------   ------------  ------  ---------  -----------
BALANCE AT
 JANUARY 1, 1997    4,745,727  $1,186,432   $ 14,341,193   $(7,355,413)  88,240  $(42,955)  $ 8,129,257

  Net Income              --          --              --        945,155      --         --      945,155
                    ---------  ----------   ------------   ------------  ------  ---------  -----------

BALANCE AT
 DECEMBER 31, 1997  4,745,727   1,186,432     14,341,193    (6,410,258)  88,240   (42,955)    9,074,412

  Net Income              --          --              --        970,133      --         --      970,133
                    ---------  ----------   ------------   ------------  ------  ---------  -----------

BALANCE AT
 DECEMBER 31, 1998  4,745,727  $1,186,432   $ 14,341,193   $(5,440,125)  88,240  $(42,955)  $10,044,545
                    =========  ==========   ============   ============  ======  =========  ===========

                             See accompanying notes

                        HITOX CORPORATION OF AMERICA
                           STATEMENTS OF CASH FLOW


                                                   Years Ended December 31,
                                                   ------------------------
                                                      1998         1997
                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $  970,133    $  945,155
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
    Depreciation                                      522,337       590,125
    Gain on sale of property, plant and equipment      (1,799)           --
Adjustment of asset held for sale                     120,000        90,600
    Other assets                                        2,409            --
 Changes in working capital:
    Receivables                                      (245,600)       65,856
    Inventories                                      (404,778)   (1,182,908)
    Other current assets                              (13,907)         (388)
    Accounts payable and accrued expenses              41,344       302,031
                                                   ----------    ----------
      Net cash provided by operating activities       990,139       810,471

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment         (332,078)     (226,617)
  Proceeds from sales of property,
    plant and equipment                                 2,125            --
                                                   ----------    ----------
    Net cash used in investing activities            (329,953)     (226,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                         (642,429)     (373,259)
                                                   ----------    ----------
    Net cash used in financing activities            (642,429)     (373,259)

NET INCREASE IN CASH AND CASH EQUIVALENTS              17,757       210,595
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR         1,719,642     1,509,047
                                                   ----------    ----------
CASH AND CASH EQUIVALENTS END OF YEAR              $1,737,399    $1,719,642
                                                   ==========    ==========
Supplemental cash flow disclosures:
   Interest paid                                   $   49,762    $  103,922
   Income taxes paid                                   13,000        13,000

                           See accompanying notes

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

Inventories

      Inventories are stated at the lower of cost or market; cost being determined principally by use of the average-cost method, which approximates the first-in, first-out method.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of depreciable assets, ranging from 5 to 35 years, and is generally provided using the straight-line method. Maintenance and repair costs are charged to expense as incurred.

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

Revenue Recognition

      Sales are recognized when the product is shipped and customers have no right of return. The Company's pigment business has generally experienced higher sales during the second and third calendar quarters, due to increased activity in construction and maintenance during warm weather and the associated increase in demand for materials which use pigments such as paints and plastic pipe. The Company's principal product line, HITOX pigments, accounted for 74.4% and 71.9% of total sales in 1998 and 1997, respectively.

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

Reclassifications

     Certain 1997 balances have been reclassified for comparative purposes.

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

Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the full set of financial statements, and does not address recognition or measurement of comprehensive income and its components. The adoption of this Statement had no material effect on the financial statements.

Segments and Related Information

      Also in June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because the Company is in a single line of business, it was not affected by the adoption of this Statement.

Impact of Statement of Financial Accounting Standards No. 133

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, instruments or hedging activities, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Impact of Statement of Position 98-1

      In March 1998, the AICPA issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed For or Obtained for Internal use. The Company plans to adopt the SOP on January 1, 1999. The SOP will require the expensing of training costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The adoption of this SOP is not anticipated to have a material effect on the financial statements.

2.   INVENTORIES

     A summary of inventories follows:
                                                 December 31,
                                           --------------------------
                                              1998           1997
                                           -----------    -----------
     Raw materials                         $ 4,694,575    $ 3,919,043
     Work in progress                           72,627             --
     Finished goods                            434,650        906,281
     Supplies                                  102,498         74,248
                                           -----------    -----------
     Total Inventories                     $ 5,304,350    $ 4,899,572
                                           ===========    ===========

      At December 31, 1998, the finished goods inventory of the Company's principal product, HITOX, is 70% material cost and 30% production cost. At December 31, 1997, those percentages were 65% material cost and 35% production cost. See Note 10 regarding purchase commitments for synthetic rutile.

3.   PROPERTY, PLANT AND EQUIPMENT

      Major classifications and expected lives of property, plant and equipment are summarized below:

                                                           December 31,
                                                     -------------------------
                               Expected Life            1998            1997
                             ------------------      -----------   -----------
 Land and Office building        35 years            $    42,922   $    15,988
 Production facilities         10, 20 years            3,383,687     3,262,261
 Machinery and equipment        5, 7 years             4,103,420     4,138,852
 Furniture and fixtures      7, 10, 20 years             666,289       603,143
                                                     -----------   -----------
 Total                                                 8,196,318     8,020,244
 Less accumulated depreciation                        (5,693,570)   (5,326,911)
                                                     -----------   -----------
 Property, Plant and Equipment, net                  $ 2,502,748   $ 2,693,333
                                                     ===========   ===========

      During the fourth quarter of 1997, the Company put its corporate headquarters up for sale resulting in a reduction in the land and office building classification of $1,264,132 and reduction of accumulated depreciation of $402,477. In accordance with Statement No. 121, the asset was reclassified at its fair value less cost to sell.

      The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ending December 31, 1998 and December 31, 1997 were $522,337, and $590,125, respectively.

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

     During the fourth quarter of 1997, management designed and implemented a restructuring plan to aggressively improve the Company's cost structure, streamline operations and divest itself of the corporate headquarters. As part of this plan, the Company consolidated all of its Corpus Christi based personnel at the plant site and put the corporate headquarters building up for sale. The Company recorded an adjustment of $90,600 in the fourth quarter of 1997 to reduce the asset to fair value based on an appraisal. The Company recorded an additional charge of $120,000 in the first quarter of 1998 based on an offer it accepted for purchase of the building. The potential buyer did not perform under the terms of the earnest money contract and the contract expired in December of 1998. Another earnest money contract was executed with a different potential buyer on January 4, 1999. The sale of the building was completed on March 1, 1999, for approximately its carrying value.

5.   LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

     A summary of long-term debt follows:
                                                     December 31,
                                               ---------------------------
                                                  1998           1997
                                               -----------     -----------
   8.17% term note payable to a U.S. bank,
         incorporated into the Loan
         Due January 31, 2000, principal
         balance prepaid January 15, 1999      $   389,349     $   693,244

   9.0%  term note payable to a U.S. bank,
         incorporated into the Loan
         Due February 28, 2002, principal
         balance prepaid March 4, 1998                  --         338,434
                                               -----------     -----------
   Total                                           389,249       1,031,678
   Less current maturities                         389,249         405,465
                                               -----------      ----------
   Total long-term debt                        $        --     $   626,213
                                               ===========     ===========

      The Company has a loan agreement with NationsBank, N.A., (the "Bank"), which provides the Company with a $2,000,000 line of credit. The Company had no balance outstanding under the line of credit during 1998. The loan agreement was renewed (the "Renewal") effective July 17, 1998. The Renewal matures on April 30, 2000, and reduces the interest rate from the Banks prime rate plus 0.75% to the Bank's prime rate. The line of credit is secured by accounts receivable and inventory. The Renewal includes one term loan, which had a balance of $389,249 at December 31, 1998, an interest rate of 8.17%, and monthly payments of $31,415. The term loan was scheduled to mature on January 31, 2000, but was prepaid effective January 15, 1999. The Company had an additional term loan until March 4, 1998, when it prepaid the remaining $326,617 principal balance on the Company's former corporate headquarters. The Company is prohibited from paying dividends without prior approval of the Bank.

6.   INCOME TAXES

      A reconciliation between the Company's effective tax rate and the Federal statutory rate on earnings is as follows:

                                               Years Ended December 31,
                                             ---------------------------
                                                 1998            1997
                                             -----------    ------------
     Expense computed at statutory rates     $   334,265    $    325,773
     Other, net                                    4,986         (46,457)
     Change in valuation allowance              (326,251)       (266,316)
                                             -----------     -----------
                                             $    13,000     $    13,000
                                             ===========     ===========

      Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1998 and 1997 are as follows:

                                                Years Ended December 31,
                                               ---------------------------
                                                   1998           1997
                                                  Rounded        Rounded
                                               ------------   ------------
     Deferred Tax Liabilities:
     Book - tax difference of U.S.
        property,plant and equipment           $    156,300    $    162,000
                                               ------------    ------------
             Total deferred liabilities             156,300         162,000
                                               ------------    ------------
     Deferred Tax Assets:
     Net operating loss carryforwards             3,743,600       4,137,000
     Alternative minimum tax
        credit carryforward                          58,300          42,000
     Other deferred assets                           84,900          40,000
                                               ------------    ------------
             Total deferred assets                3,886,800       4,219,000
                                               ------------    ------------
     Net deferred tax assets before
        valuation allowance                       3,730,500       4,057,000
                                               ------------    ------------
     Valuation allowance                         (3,730,300)     (4,057,000)
                                               ------------    ------------
     Net deferred tax liability                $         --    $         --
                                               ============    ============

      As of December 31, 1998, the Company has a net operating loss carryforward of $11,010,600, which expires in 2009.

7.   STOCK OPTIONS AND WARRANTS

Stock Options

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

      In addition, during 1991, 75,000 non-qualified stock options were granted to the officers of the Company at an exercise price of $9.75 per share and expired during 1998. There also were 3,000 non-qualified stock options granted in 1989 at $9.00, which expired in 1996. During 1995, another 50,000 options were issued outside the plan at an exercise price of $2.625.

      Exercise prices on options outstanding at December 31, 1998 ranged from $1.531 to $10.625 per share. The weighted-average remaining contractual life of those options is 7.5 years. The number of options exercisable at December 31, 1998 and December 31, 1997 was 219,475 and 317,595, respectively. In 1998 the Board of Directors offered employees the opportunity to have their existing options reissued at a lower price in order to restore the incentive represented by the options. The options were reissued at the market price of $1.513 on March 3, 1998. Most employees who chose to have their options repriced forfeited options which were immediately exercisable in exchange for options subject to a multi-year vesting schedule. Of the total of 223,500 options shown granted in 1998 in the table below, 196,400 were forfeited by employees and then reissued effective March 3, 1998.

The following table summarizes certain information regarding stock options granted:
                                                   Options
                                   ------------------------------------------
                                                  Weighted
                                                   Average
                        Total                     Exercise      Range of
                       Reserved    Outstanding      Price    Exercise Prices
                       ---------   -----------    ---------  ----------------
Balances at
  December 31, 1996      720,900      573,775       $4.524   $2.625 - $10.625
     Granted                  --       33,000       $2.750   $1.750 -  $3.500
     Forfeited                --     (180,500)      $2.750   $2.625 -  $4.125
                       ---------    ---------
Balances at
  December 31, 1997      720,900      426,275       $5.041   $1.750 - $10.625
      Granted                 --      223,500       $1.567   $1.531 -  $2.063
      Forfeited          (45,900)    (279,500)      $5.570   $1.513 -  $9.750
                       ---------   ----------
Balances at
  December 31, 1998      675,000      370,275       $2.530   $1.531 - $10.625
                       =========    =========

      Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998, respectively: risk-free interest rates of 6.16% and 5.73%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock of .588 and .576; and a weighted-average expected life of the option of 5 years for both 1997 and 1998. The weighted-average fair value of options granted or repriced during 1998 was $0.87.

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

      For purposes of pro forma disclosures, the estimated fair value of  the
options  is  amortized  to  expense over the options'  vesting  period.   The
Company's pro forma information follows:

                                             1998          1997
                                             ----          ----
          Pro forma net income            $ 822,605     $ 867,557
          Pro forma earnings per share
              Basic                         $ 0.18        $ 0.19
              Diluted                       $ 0.18        $ 0.19

Stock Warrants

      On  June 15, 1992, the Company executed a note purchase agreement  (the
"Note  Purchase  Agreement"), under which the Company  issued  $5,000,000  of
10.5%  convertible subordinated debentures (the "Debentures"), due  June  15,
1998.   These Debentures were convertible into 555,555 common shares at $9.00 per  share  at  the discretion of holder, subject to adjustment for  earnings
targets.   On February 28, 1995, the Note Purchase Agreement was  amended  to
eliminate  the  conversion  feature  and  the  earnings  targets   from   the
Debentures.   Also on that date, the Debenture holders were issued  1,111,111 warrants  at an exercise price of $4.50 per share, which expire on  June  15,
2000.  The amendment also postponed the beginning of principal repayments  by one  year to September 15, 1997, and extended the due date one year  to  June
15,  1999.  The entire $5,000,000 principal balance was prepaid in 1996 using
$4,000,000  in  proceeds from the sale of the Company's common  stock  and  a
$1,000,000 term loan from the Bank.

      The Company has also granted the Debenture holders additional warrants to purchase common stock from the Company in consideration of their agreements, waivers and forbearance, as follows:

  * Warrants to purchase 50,000 shares at $2.50 per share were granted on February 28, 1995, and expire September 30, 1999. Based on the market price on the grant date of $2.625, the Company recorded an expense of $6,250 in the first quarter of 1995 related to these warrants.

  * Warrants to purchase 50,000 shares at $2.50 per share were granted on September 30, 1994, and expire September 30, 1999. Based on the market price on the grant date of $3.25, the Company recorded an expense of $37,500 related to the warrants during the third quarter of 1994.

      In connection with all of the Company's stock options and warrants, 1,929,011 shares of the Company's common stock have been reserved.

8.   CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:
                                                       1998          1997
                                                   ----------    ----------
Numerator:

  Net Income                                          970,133       945,155

  Numerator for basic earnings per share  -
    income available to common stockholders           970,133       945,155
                                                   ----------    ----------
  Effect of dilutive securities                            --            --
                                                   ----------    ----------
  Numerator for diluted earnings per share -
    income available to common stockholders
    after assumed conversions                         970,133       945,155

Denominator:
  Denominator for basic earnings per share  -
    weighted-average shares                         4,657,487     4,657,487

  Effect of dilutive securities
    Employee stock options                             30,887         3,212
    Warrants                                                -         9,682
                                                   ----------    ----------

  Dilutive potential common shares                     30,887        12,894
                                                   ----------    ----------
  Denominator for diluted earnings per share  -
    adjusted weighted-average shares
    and assumed conversions                         4,688,374     4,670,381
                                                   ==========    ==========
Earnings per common share:
  Basic                                                $ 0.21        $ 0.20
                                                       ======        ======
  Diluted                                              $ 0.21        $ 0.20
                                                       ======        ======

     Excluded from the calculation of diluted earnings per share were a total of 1,360,486 options and warrants in 1998 and 1,454,386 in 1997. The options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.   PROFIT SHARING PLAN

      The Company has a profit sharing plan that covers all employees. Contributions to the plan are determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes. For the year ended December 31, 1998, the Company contributed $51,183 to the profit sharing plan. There were no contributions to the plan for the year ended December 31, 1997.

      The Company also offers a 401(k) savings plan administered by a bank. Employees are eligible to participate in the plan after completing six months of service with the Company. The Company matches contributions up to $400 per year per employee. Total Company contributions to the 401(k) plan for the years ended December 31, 1998 and 1997 were $14,795 and $15,659 respectively.

10.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments

      The Company sold its entire ownership interest in its Malaysian subsidiary in 1994. As part of that transaction, the Company entered into an agreement for the supply of synthetic rutile by MT to the Company (the "Supply Agreement") which became effective December 15, 1994. The Supply Agreement has an initial term of five years, with on-going automatic year to year renewal unless terminated with twelve months notice by either party. The Supply Agreement is a take or pay arrangement for a specified minimum annual quantity ("Minimum Quantity"). The fourth year purchase commitment will be completed with the first shipment in 1999, as mutually agreed between the Company and MT, thereby satisfying the 1998 purchase requirement of $4,310,773. The Company's 1997 purchases from MT totaled $4,332,000.

      The second negotiated price adjustment under the Supply agreement, effective for orders placed in 1998, resulted in a price decrease compared with orders placed in 1997 due to favorable exchange rates and other adjustments. The Company has negotiated an additional price decrease which will be effective for orders placed in 1999, the final year of the supply agreement.

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

      The initial five year term of the Supply Agreement ends in December of 1999, and the Company has exercised its right to terminate the contract by providing the required advance twelve months notice to MT. The Company expects to have fulfilled all of its obligations under the Supply Agreement in December of 1999 when the contract terminates. The Company believes that it is in its best interest to secure a long term contract for the supply of synthetic rutile to the Company. During 1999 the Company will pursue such a contract from a supplier which can meet the Company's requirements for quality, consistency and price.

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

      Minimum future rental payments under these leases as of December 31, 1998 are as follows:

     Years Ending December 31,
          1999                               $  53,400
          2000                                  53,400
          2001                                  53,400
          2002                                  53,400
          2003                                  24,000
          Later years                          324,000
                                             ---------
          Total minimum lease payments       $ 561,600
                                             =========

      Rent expense under these leases was $53,400 per year during 1998 and 1997. It is expected that as these leases expire, the Company will renew or replace them with leases on similar assets, at potentially higher rates.

      The Company leases office space in its former corporate headquarters building (See Note 4) under noncancellable operating leases to third parties. Total rental income received pursuant to these leases in 1998 and 1997, amounted to approximately $143,285 and $138,800, respectively.

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

11.  PRINCIPAL CUSTOMER INFORMATION AND EXPORT SALES

     One customer provided 16% of total revenue during the years ended December 31, 1998 and 1997. No other customer provided 10% or more of total revenue during those years.

Revenues from export sales were as follows:

                                            Years Ended December 31,
                                          -----------------------------
Geographic Region                             1998             1997
-----------------                         ------------     ------------
Canada                                     $   934,980      $   912,896
South and Central America and Mexico           252,930          328,970
Asia                                            54,542          139,692
Other Regions                                  224,985          134,489
                                          ------------     ------------
Total                                      $ 1,467,437      $ 1,516,047
                                          ============     ============

      The Company sells its products both directly to end-users and to distributors. The top 10 direct customers accounted for 39% of total net sales in 1998 and 42% in 1997. Domestic distributors accounted for approximately 30% of total net sales in 1998 and 35% in 1997.

                              INDEX TO EXHIBITS

Exhibit No.                   Item                                  PAGE
----------                    ----                                  ----

10.5                 Second Amendment to Loan Agreement
                     with NationsBank dated July 17, 1998            42

23                   Consent of Ernst & Young LLP                    52

27                   Financial Data Schedule                         53

                                EXHIBIT 10.5


                      SECOND AMNDMENT TO LOAN AGREEMENT

      This is a Second Amendment to a Loan Agreement by and among Hitox Corporation of America, Inc., a Delaware corporation ("Borrower") and NationsBank, N.A., a national banking association which is the successor in interest by merger to NationsBank of Texas, N.A. ("NationsBank ").

     Borrower has entered into a Loan Agreement with NationsBank dated August 31, 1995 which has been amended by a First Amendment to Loan Agreement dated July 31, 1996 (which Loan Agreement as amended from time to time is referred to herein as the "Loan Agreement"). Words which are capitalized herein which are defined in the Loan Agreement shall have the same meanings as in the Loan Agreement. Borrower has requested NationsBank to modify the Revolving Note.

NOW, THEREFORE, for valuable consideration, Borrower and NationsBank mutually agree that the Loan Agreement shall be, and is hereby, amended as follows:

     1. REVOLVING LINE OF CREDIT.

         a. MATURITY AND RATE. Paragraph 1.1 of the Loan Agreement is amended to change "April 30, 19980 in the fourth line to "April 30, 2000," and to substitute the promissory note which is attached as Exhibit A hereunto, as the "Revolving Note" referred to in the Loan Agreement.

         b. BORROWING BASE. Paragraph 1.1 of the Loan Agreement is amended to change the reference to "$1,000,000" in line 11 to "$2,000,000", such that the second sentence of Paragraph 1.1 shall read as follows:

The total amount of all loans and letters of credit outstanding under the Revolving Note may vary from time to time, but shall not exceed in the aggregate at any one time the lesser of (a) $2,000,000 or (b) the sum of (i) 80% of Borrower's Eligible Accounts Receivable, and (ii) the lesser of $2,000,000 or 50% of Borrower's Eligible Inventory.

The last sentence of Paragraph 1.1 is amended to read as follows:

Also, for purposes of this calculation only, "Eligible Inventory" shall mean Borrower's inventory, valued at the lower of cost or fair market value, excluding (i) items which are notactually in Borrower's possession (unless the goods are in transit, fully insured under insurance listing NationsBank as loss payee, as its interest may appear, and with the title documents in the possession of Hitox) and paid for, (ii) work in progress, (iii) inventory which is consigned to others for sale and (iv) inventory which is obsolete.

          c. BORROWING BASE CERTIFICATE. Exhibit B attached hereto is substituted for Exhibit B attached to the Loan Agreement.

      2. TERM LOAN IS UNSECURED. The parties amend the Loan Agreement and the other Loan Documents to provide that the Term Loan, including the Term Note, is unsecured.

      3. ADDITIONAL DEBT. Capital Acquisitions. Paragraph 4.10 of the Loan Agreement is amended to read as follows:

Borrower agrees that it will not incur, assume, guaranty or become contingently liable for the payment of any indebtedness or liability (including capitalized leases), other than (a) the Loans, (b) open account trade indebtednesses which are incurred in the ordinary course of business (which shall be paid when due), (c) existing indebtednesses disclosed to NationsBank in writing and acknowledged by NationsBank prior to the date hereof, (d) funds borrowed for the purpose of acquiring new equipment, and
(e) tax obligations (which shall be paid when due). Borrower agrees that it will not expend any funds for capital acquisitions in excess of $1,250,000, without the prior written approval of NationsBank, whose consent shall not be unreasonably withheld.

      4. WORKING CAPITAL DELETED. Paragraph 4.17 Working Capital of the Loan Agreement is deleted in its entirety.

      5. TANGIBLE NET WORTH REQUIREMENT DELETED. Paragraph 4.18 Tangible Net Worth of the Loan Agreement is deleted in its entirety.

      6. RATIO OF TOTAL LIABILITIES TO NET WORTH. Paragraph 4.20 Ratio of Total Debt to Capital Funds is delete in its entirety and replaced with the following new Paragraph 4.20:

4.20 Ratio of Total Liabilities to Net Worth. Borrower agrees that it will maintain a ratio of total liabilities to tangible net worth of not more than
 .75 to 1.0 on each March 31, June 30, September 30 and December 31. For purposes of this calculation, Borrower's total liabilities shall mean all of its liabilities other than its Subordinated Debt, and Borrower's tangible net worth shall mean all of Borrower's assets less any good will and other
intangible   assets,   minus   all  of  Borrower's   liabilities   (including
Subordinated Debt).

      7. FIXED CHARGE COVERAGE. Paragraph 4.21 of the Loan Agreement is amended to change "1.50 in the second line to "1.25" and Paragraph 4.21 as amended reads as follows:

4.21. Fixed Charge Coverage. Borrower agrees that it will maintain a fixed charge coverage ratio of at least 1.25 to 1.0 on each March 31, June 30, September 30 and December 31 based on the four immediately preceding quarters. For purposes of this calculation, Borrower's fixed charge coverage shall mean that ratio of Borrower's cash flow to Borrower's fixed charges. Borrower's cash flow shall include its net income after taxes on a book basis
(a) plus (i) interest expense, (ii) depreciation and amortization, (iii) other non-cash expenses and (iv) lease expenses, (b) less gains on the sale of assets and cash dividends, and Borrower's fixed charges shall include all scheduled principal and interest payments on all promissory notes and capital lease obligations.

      8. FINANCIAL STATEMENTS; LITIGATION. Borrower represents to NationsBank that all financial statements which have been furnished to NationsBank are correct and complete in all material respects, and fairly represent the financial condition of Borrower on the dates thereof or for the periods specified therein, and that no material adverse change has occurred since the date of the latest of such financial statements. No litigation, arbitration proceedings or governmental or regulatory proceedings are pending or threatened against Borrower which, if adversely determined, would be likely to adversely affect Borrower's financial condition or the legality, validity or enforceability of the Loan Agreement, Notes or Security Documents.

      9. PRIOR DOCUMENTS. Borrower ratifies and confirms that all of the representations and warranties, covenants, events of default and other provisions of the Loan Agreement are true and correct and remain in full force and effect, as of the date hereof. Borrower further ratifies and confirms that all of the Security Documents shall also remain in full force and effect until the Notes are paid in full.

    10. RELEASE. For valuable consideration received to the full satisfaction of Borrower, Borrower waives and releases any and all causes of action against NationsBank, its agents and employees, for all acts and omissions which have occurred prior to the signing of this Second Amendment to Loan Agreement, including but not limited to all causes of action for claims of usury, fraud, deceit, misrepresentation, conspiracy, unconscionability, duress, economic duress, defamation, control, interference with corporate governance, tortious interference with contractual and business relationships, conflicts of interest, misuse of insider information, concealment, disclosure, secrecy, misuse of collateral, wrongful release of collateral, failure to inspect, environmental due diligence, negligent loan processing and administration, wrongful setoff, violations of statutes and regulations of governmental entities and agencies (both civil and criminal), racketeering activities, security and antitrust violations, tying arrangements, deceptive trade practices (to the maximum extent permitted by law), and breach or abuse of any alleged fiduciary duty, special relationship, course of conduct and/or obligation of good faith and fair dealing. NationsBank and Borrower further agree that the amount of their damages in all causes of action, including causes of action arising after the date hereof, shall be limited to exclude all (i) punitive and exemplary damages, (ii) damages attributable to lost profits or opportunity, (iii) damages attributable to mental anguish and (iv) damages attributable to pain and suffering, and the parties do hereby waive and release all such damages with respect to any and all causes of action which may arise at any time against any other party, their agents and employees.

     11. ARBITRATION. ANY CONTROVERSY OR CLAIM BETWEEN OR AMONG THE PARTIES HERETO INCLUDING BUT NOT LIMITED TO THOSE ARISING OUT OF OR RELATING TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT OR ANY RELATED INSTRUMENTS, AGREEMENTS OR DOCUMENTS, INCLUDING ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT, SHALL BE DETERMINED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT (OR IF NOT APPLICABLE, THE APPLICABLE STATE LAW), THE RULES OF PRACTICE AND PROCEDURE FOR THE ARBITRATION OF COMMERCIAL DISPUTES OF J.A.M.S./ENDISPUTE OR ANY SUCCESSOR THEREOF (11J.A.M.S."), AND THE "SPECIAL RULES" SET FORTH BELOW. IN THE EVENT OF ANY INCONSISTENCY, THE SPECIAL RULES

SHALL CONTROL. JUDGMENT UPON ANY ARBITRATION AWARD MAY BE ENTERED IN ANY COURT RAVING JURISDICTION. ANY PARTY TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT MAY BRING AN ACTION, INCLUDING A SUMMARY OR EXPEDITED PROCEEDING, TO COMPEL ARBITRATION OF ANY CONTROVERSY OR CLAIM TO WHICH THIS AGREEMENT APPLIES IN ANY COURT HAVING JURISDICTION OVER SUCH ACTION.

         (1) SPECIAL RULES. THE ARBITRATION SHALL BE CONDUCTED IN THE COUNTY OF ANY BORROWER'S DOMICILE AT THE TIME OF THE EXECUTION OF THIS INSTRUMENT, AGREEMENT OR DOCUMENT AND ADMINISTERED BY J.A.M.S. WHO WILL APPOINT AN ARBITRATOR; IF J.A.M.S. IS UNABLE OR LEGALLY PRECLUDED FROM ADMINISTERING THE ARBITRATION, THEN THE AMERICAN ARBITRATION ASSOCIATION WILL SERVE. ALL
ARBITRATION HEARINGS WILL BE COMMENCED WITHIN 90 DAYS OF THE DEMAND FOR ARBITRATION; FURTHER, THE ARBITRATOR SHALL ONLY, UPON A SHOWING OF CAUSE, BE PERMITTED TO EXTEND THE COMMENCEMENT OF SUCH HEARING FOR UP TO AN ADDITIONAL 60 DAYS.

         (2) RESERVATION OF RIGHTS. NOTHING IN THIS ARBITRATION PROVISION SHALL BE DEEMED TO (1) LIMIT THE APPLICABILITY OF ANY OTHERWISE APPLICABLE STATUTES OF LIMITATION OR REPOSE AND ANY WAIVERS CONTAINED IN THIS INSTRUMENT, AGREE NT OR DOCUMENT; OR (II) BE A WAIVER BY BANK OF THE PROTECTION AFFORDED TO IT BY 12 U.S.C. SEC. 91 OR ANY SUBSTANTIALLY EQUIVALENT STATE LAW; OR (111) LIMIT THE RIGHT OF BANK HERETO (A) TO EXERCISE SELF HELP REMEDIES SUCH AS (BUT NOT LIMITED TO) SETOFF, OR (B) TO FORECLOSE AGAINST ANY REAL OR PERSONAL PROPERTY COLLATERAL, OR (C) TO OBTAIN FROM A COURT PROVISIONAL OR ANCILLARY REMEDIES SUCH AS (BUT NOT LIMITED TO) INJUNCTIVE RELIEF, WRIT OF POSSESSION OR THE APPOINTMENT OF A RECEIVER. BANK MAY E. RCISE SUCH SELF HELP RIGHTS, FORECLOSE UPON SUCH PROPERTY, OR OBTAIN SUCH PROVISIONAL OR ANCILLARY REMEDIES BEFORE, DURING OR AFTER THE PENDENCY OF ANY ARBITRATION PROCEEDING BROUGHT PURSUANT TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT. NEITHER THIS EXERCISE OF SELF HELP REMEDIES NOR THE INSTITUTION OR MAINTENANCE OF AN ACTION FOR FORECLOSURE OR PROVISIONAL OR ANCILLARY REMEDIES SHALL CONSTITUTE A WAIVER OF THE RIGHT OF ANY PARTY, INCLUDING THE CLAIMANT IN ANY SUCH ACTION, TO ARBITRATE THE MERITS OF THE CONTROVERSY OR CLAIM OCCASIONING RESORT TO SUCH REMEDIES.

     12. COMPLETE AGREEMENT. THE WRITTEN LOAN AGREEMENT AS AMENDED, THE NOTES AND ALL CURRENTLY AND PREVIOUSLY EXECUTED SECURITY DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

Dated:  July 17, 1998.

BORROWER:     Hitox Corporation of America, Inc.

              By: CRAIG SCHKADE
              -----------------
              Craig Schkade,Chief Financial Officer and Treasurer

NATIONSBANK:  NationsBank, N.A.

              BY: WILLIAM HULSEY
              ------------------
              William Hulsey, Vice President

                          EXHIBIT A OF EXHIBIT 10.5

NationsBank, N.A.

                               PROMISSORY NOTE

DATE: July 17, 1998       New [ ]    Renewal [X]          Amount $2,000,000
MATURITY DATE: April 30, 2000

BORROWER:  Hitox Corporation of America, Inc.
           418 Peoples Street
           Corpus Christi, Texas 78469
          (Name and street address, including county)

BANK: NationsBank, N.A. which is the successor in interest by merger to NationsBank of Texas, N.A.
       Banking Center:
       Corpus Christi Downtown
       500 North Shoreline Blvd.
       Nueces County
       Corpus Christi, Texas 78471
      (Street address including county)

FOR VALUE RECEIVED, the undersigned Borrower unconditionally (and jointly and severally, if more than one) promises to pay to the order of Bank, its successors and assigns, without setoff, at its offices indicated at the beginning of this Note, or at such other place as may be designated by Bank, the principal amount of Two Million and No/00 Dollars ($2,000,000), or so much thereof as may be advanced from time to time in immediately available funds, together with interest computed daily on the outstanding principal balance hereunder, at an annual interest rate, and in accordance with the payment schedule, indicated below.

1. RATE.

    Prime Rate. The Rate shall be the Prime Rate per annum. The "Prime Rate" is the fluctuating rate of interest established by Bank from time to time, at its discretion, whether or not such rate shall be otherwise published. The Prime Rate is established by Bank as an index and may or may not at any time be the best or lowest rate charged by Bank on any loan.

   Notwithstanding any provision of this Note, Bank does not intend to charge and Borrower shall not be required to pay any amount of interest or other charges in excess of the maximum permitted by applicable law. Borrower agrees that during the full term hereof, the maximum lawful interest rate for this Note as determined under Texas law shall be the indicated rate ceiling as specified in Article 5069-1.04 of VATS. Further, to the extent that any other lawful rate ceiling exceeds the rate ceiling so determined then the higher rate ceiling shall apply. Any payment in excess of such maximum shall be refunded to Borrower or credited against principal, at the option of Bank.

2. ACCRUAL METHOD. Unless otherwise indicated, interest at the Rate set forth above will be calculated based on an actual year of 365 or 366 days.

3. RATE CHANGE DATE. Any Rate based on a fluctuating index or base rate will change, unless otherwise provided, each time and as of the date that the index or base rate changes.

    In the event any index is discontinued, Bank shall substitute an index determined by Bank to be comparable, in its sole discretion.

4. PAYMENT SCHEDULE. All payments received hereunder shall be applied first to the payment of any expense or charges payable hereunder or under any other loan documents executed in connection with this Note, then to interest due and payable, with the balance applied to principal, or in such other order as Bank shall determine at its option.

    Single Principal Payment. Principal shall be paid in full in a single payment on April 30, 2000. Interest thereon shall be paid monthly, commencing on July 31, 1998, and continuing on the last day of each successive month, thereafter, with a final payment of all unpaid interest at the stated maturity of this Note.

5. REVOLVING FEATURE.

    Borrower may borrow, repay and reborrow hereunder at any time, up to a maximum aggregate amount outstanding at any one time equal to the principal amount of this Note, provided that Borrower is not in default under any provision of this Note, any other documents executed in connection with this Note, or any other note or other loan documents now or hereafter executed in connection with any other obligation of Borrower to Bank, and provided that the borrowings hereunder do not exceed any borrowing base or other limitation on borrowings by Borrower. Bank shall incur no liability for its refusal to advance funds based upon its determination that any conditions of such further advances have not been met. Bank records of the amounts borrowed from time to time shall be conclusive proof thereof.

6. REPRESENTATIONS., COVENANTS, WAIVERS AND CONSENTS. Borrower and NationsBank of Texas, N.A. have entered into a Loan Agreement dated August 31, 1995, which has been amended by a First Amendment to Loan Agreement and a Second Amendment to Loan Agreement (now and as hereafter amended, the "Loan Agreement"). Borrower represents that all of the covenants in the Loan Agreement are true and correct. Borrower covenants that it will keep all of the covenants and agreements set forth in the Loan Agreement. . No waiver, consent, modification or amendment with respect to this Promissory Note shall be effective without compliance with the provisions of Paragraph 6.4 of the Loan Agreement.

7. PREPAYMENTS. Prepayments may be made in whole or in part at any time on any loan for which the Rate is based on the Prime Rate. All prepayments of principal shall be applied in the inverse order of maturity, or in such other order as Bank shall determine in its sole discretion. No prepayment of any other loan shall be permitted without the prior written consent of Bank. Notwithstanding such prohibition, if there is a prepayment of any such loan, whether by consent of Bank, or because of acceleration or otherwise, Borrower shall, within 15 days of any request by Bank, pay to Bank any loss or expense which Bank may incur or sustain as a result of such prepayment. For the purposes of calculating the amounts owed only, it shall be assumed that Bank actually funded or committed to fund the loan through the purchase of an underlying deposit in an amount and for a term comparable to the loan, and such determination by Bank shall be conclusive, absent a manifest error in computation.

8. EVENTS OF DEFAULT. The occurrence of any Event of Default specified in Paragraph 5.1 of the Loan Agreement, unless cured within the time specified therein, shall constitute an Event of Default under this Promissory Note.

9. REMEDIES UPON DEFAULT. The effect of the occurrence of any Event of Default under this Promissory Note shall be as specified in Paragraph 5.2 of the Loan Agreement. In addition, upon the occurrence of an Event of Default which is not cured within the time specified therein, the Rate of Interest on this Promissory Note shall be increased, from and after such date, to the Prime Rate plus three percent (3.0%) per annum, not to exceed the maximum rate allowed by law (the "Default Rate"). At Bank's option, any accrued and unpaid interest, fees or charges may, for purposes of computing and accruing interest on a daily basis after the due date of the Note or any installment thereof, shall be deemed to be a part of the principal balance, and interest shall accrue on a daily compounded basis after such date at the Default Rate provided in this Note until the entire outstanding balance of principal and interest is paid in full.

10. NON-WAIVER. The failure at any time of Bank to exercise any of its options or any other rights hereunder shall not constitute a waiver thereof, nor shall it be a bar to the exercise of any of its options or rights at a later date. All rights and remedies of Bank shall be cumulative and may be pursued singly, successively or together, at the option of Bank. The acceptance by Bank of any partial payment shall not constitute a waiver of any default or of any of Bank's rights under this Note. No waiver of any of its rights hereunder, and no modification or amendment of this Note, shall be deemed to be made by Bank unless the same shall be in writing, duly signed on behalf of Bank; each such waiver shall apply only with respect to the specific instance involved, and shall in no way impair the rights of Bank or the obligations of Borrower to Bank in any other respect at any other time.

11. APPLICABLE LAW, VENUE AND JURISDICTION. This Promissory Note shall be subject to all of the provisions of the Loan Agreement relating to applicable law, venue and jurisdiction, including but not limited to Paragraphs 6.11 through 6.14 thereof.

12. PARTIAL INVALIDITY. The unenforceability or invalidity of any provision of this Note shall not affect the enforceability or validity of any other provision herein and the invalidity or unenforceability of any provision of this Note or of the Loan Documents to any person or circumstance shall not affect the enforceability or validity of such provision as it may apply to other persons or circumstances.

13. BINDING EFFECT. This Note shall be binding upon and inure to the benefit of Borrower, Borrower and Bank and their respective successors, assigns, heirs and personal representatives, provided, however, that no obligations of Borrower or Borrower hereunder can be assigned without prior written consent of Bank.

14. CONTROLLING DOCUMENT. To the extent that this Note conflicts with or is in anyway incompatible with any other document related specifically to the loan evidenced by this Note, the Loan Agreement shall control over any other such document, and if the Loan Agreement does not address an issue, then this Note and such other document shall control to the extent that it deals most specifically with an issue.

15. ARBITRATION. ANY CONTROVERSY OR CLAIM BETWEEN OR AMONG THE PARTIES HERETO INCLUDING BUT NOT LIMITED TO THOSE ARISING OUT OF OR RELATING TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT OR ANY RELATED INSTRUMENTS, AGREEMENTS OR DOCUMENTS, INCLUDING ANY CLAIM BASED ON OR ARISING FROM AN ALLEGED TORT, SHALL BE DETERMINED BY BINDING ARBITRATION IN ACCORDANCE WITH THE FEDERAL ARBITRATION ACT (OR IF NOT APPLICABLE, THE APPLICABLE STATE LAW), THE RULES OF PRACTICE AND PROCEDURE FOR THE ARBITRATION OF COMMERCIAL DISPUTES OF J.A.M.S./ENDISPUTE OR ANY SUCCESSOR THEREOF ("J.A.M.S."), AND THE "SPECIAL
RULES" THERETO, PURSUANT TO THE PROVISIONS OF PARAGRAPH 6.2 OF THE LOAN AGREEMENT. JUDGMENT UPON ANY ARBITRATION AWARD MAY BE ENTERED IN ANY COURT HAVING JURISDICTION. ANY PARTY TO THIS INSTRUMENT, AGREEMENT OR DOCUMENT MAY BRING AN ACTION, INCLUDING A SUMMARY OR EXPEDITED PROCEEDING, TO COMPEL ARBITRATION OF ANY CONTROVERSY OR CLAIM TO WHICH THIS AGREEMENT APPLIES IN ANY COURT HAVING JURISDICTION OVER SUCH ACTION.

Borrower represents to Bank that the proceeds of this loan are to be used primarily for business, commercial or agricultural purposes. Borrower acknowledges having read and understood, and agrees to be bound by, all terms and conditions of this Note.

NOTICE OF FINAL AGREEMENT:

THE WRITTEN LOAN AGREEMENT, THIS PROMISSORY NOTE AND ALL OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES, AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

Bank:                                 Borrower:
NATIONSBANK, N.A.                     HITOX CORPORATION OF AMERICA, INC.
By:  WILLIAM HULSEY                   By:  CRAIG SCHKADE
-------------------                   -------------------------------------
William Hulsey                        Craig Schkade
Vice President                        Chief Financial Officer and Treasurer

                          EXHIBIT B OF EXHIBIT 10.5

                         BORROWING BASE CERTIFICATE

      This Borrowing Base Certificate is delivered pursuant to Paragraph 1.2 of the Loan Agreement which agreement as amended is called herein the "Loan Agreement") dated August 31, 1995 between Hitox Corporation of America, Inc. ("Borrower") and NationsBank of Texas, N.A. as amended by a First Amendment to Loan Agreement and by a Second Amendment to Loan Agreement executed by
Borrower and by NationsBank, N.A., successor in interest by merger to NationsBank of Texas, N.A. ("NationsBank"). Words which are capitalized herein which are defined in said Loan Agreement shall have the same meanings specified in the Loan Agreement. The undersigned hereby certifies that the following amounts and statements are true and correct, as of _________________________, 19___.

1.  Eligible Accounts Receivable  ($__________x 80%)        $______________
2.  Eligible Inventory  ($___________x 50%)
        (Not to Exceed $2,000,000)                          +______________
3.  Borrowing Base Amount (Total of lines 1
        and 2, not to exceed $2,000,000)                    $______________
4.  Less the amount of all advances presently
        outstanding under the Revolving Note                -______________
5.  Less the amount of all Letter of Credit
        Obligations outstanding under the
        Revolving Note                                      -______________
6.  Amount available for additional advances
        under the Revolving Note                            $______________

[If an advance is being requested herewith] Borrower requests an advance of $______________ under the Revolving Note.

     I hereby certify that all of the information contained in this Borrowing Base Certificate is true and correct as of the date shown above, that the balance sheet, profit and loss statement, inventory list and aged list of accounts receivable attached hereunto are true and correct as of said date, that no material adverse change in the financial condition of Borrower has occurred, and that no Event of Default specified in our Loan Agreement with NationsBank has occurred.

Hitox Corporation of America, Inc.

By: CRAIG SCHKADE
    -------------
    Craig Schkade, Chief Financial Officer and Treasurer

                           COMPLIANCE CERTIFICATE

      This Compliance Certificate is delivered pursuant to Section 4.4 of the Loan Agreement dated as of August 31, 1995 (together with all amendments and modifications, if any, from time to time made thereto, the "Loan Agreement"), between Hitox Corporation of America, Inc. ("Borrower") and NationsBank of Texas, N.A. as amended by a First Amendment to Loan Agreement and by a Second Amendment to Loan Agreement executed by Borrower and by NationsBank, N.A., successor in interest by merger to NationsBank of Texas, N.A. ("NationsBank")
 . Unless otherwise defined, terms used herein (including the attachments hereto) shall have the meanings provided in the Loan Agreement.

      The undersigned, on behalf of the Borrower, hereby certifies and warrants pursuant to Paragraphs 4.17 through 4.21 of the Loan Agreement, as follows:

1. The undersigned is authorized to make this certificate on behalf of the Borrower.

2.  As of ____________________, 19__

    (a) NO DEFAULT. Borrower was not in default of any of the provisions of the Loan Agreement during the three month period to which this Compliance Certificate relates;

    (b) SECTION 4.20. Borrower's Ratio of Total Liabilities to Net Worth was ______ to 1.0 for the twelve months ending on said date, computed as set forth on Attachment One; and

    (c) SECTION 4.21. Borrower's Ratio of Cash Flow to Fixed Charges (i.e. Borrower's Fixed Charge Coverage) was ______ to 1.0 on said date, computed as set forth on Attachment Two.

      IN WITNESS WHEREOF, the undersigned has executed and delivered this certificate to NationsBank this ______day of ________________, 19___.

Hitox Corporation of America, Inc.

By: CRAIG SCHKADE
    -------------
    Craig Schkade, Chief Financial Officer and Treasurer

                                 EXHIBIT 23



                        CONSENT OF ERNST & YOUNG LLP



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-39755) pertaining to the 1990 Incentive Plan for Hitox Corporation of America of our report dated February 19, 1999, with respect to the financial statements of Hitox Corporation of America included in the Form 10-KSB for the year ended December 31, 1998.







ERNST & YOUNG LLP


San Antonio, Texas
March 3, 1999