Form 10QSB
period 1999-03-31
HITOX CORPORATION OF AMERICA
filed 1999-04-23
CIK 842295

U.S. Securities and Exchange Commission
                          Washington, D. C.  20549

                                 FORM 10-QSB
(Mark One)

        [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1999
                                     OR
       [   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                EXCHANGE ACT
           For the transition period from __________ to __________
 Commission file number 0-17321

                        HITOX CORPORATION OF AMERICA
      (Exact name of small business issuer as specified in its charter)

        Delaware                                      74-2081929
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

              722 Burleson Street, Corpus Christi, Texas  78402
                  (Address of principal executive offices)
                Issuer's telephone number:  (361)   882-5175

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
          Yes [ X ]                No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Common Stock, $0.25 par value           4,657,487
            (Class)         (Outstanding as of April 13, 1999)

Transitional Small Business Disclosure Format (check one):
          Yes [    ]                     No [ X ]

                                      1
                        HITOX CORPORATION OF AMERICA

                                    INDEX

                                                                     Page No.
                                                                     --------

PART I.   Financial Information

          Item 1.  Financial Statements (Unaudited)

                   Condensed Balance Sheets--
                   March 31, 1999 and December 31, 1998                   3-4

                   Condensed Statements of Income--
                   three months ended March 31, 1999 and 1998               5

                   Condensed Statements of Cash Flows--
                   three months ended March 31, 1999 and 1998               6

                   Notes to Condensed Financial
                   Statements                                            7-10

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        11-14

PART II.  Other Information

          Item 5.  Other Information                                       15
          Item 6.  Exhibits and Reports on Form 8-K                        16
          Signatures                                                       16

                                      2
                        HITOX CORPORATION OF AMERICA
                          CONDENSED BALANCE SHEETS
                    MARCH 31, 1999 AND DECEMBER 31, 1998
                      (in thousands, except par value)


                                                March 31, 1999  December 31,
                                                  (Unaudited)       1998
                                                 ------------   ------------
                     ASSETS

Current assets:
  Cash and cash equivalents                      $      1,614   $      1,737
  Trade accounts receivable, net                        1,477          1,311
  Other receivables                                        27             40
  Inventories:
    Raw materials                                       4,932          4,695
    Finished goods                                        855            507
    Supplies                                               68            103
                                                 ------------   ------------
      Total inventories                                 5,855          5,305
  Other current assets                                    131             45
                                                 ------------   ------------
      Total current assets                              9,104          8,438

Property, plant and equipment                           8,567          8,197
Accumulated depreciation                               (5,807)        (5,694)
                                                 ------------   ------------
                                                        2,760          2,503

Asset held for sale                                        --            651
Other assets                                               25             25
                                                 ------------   ------------
    Total assets                                 $     11,889   $     11,617
                                                 ============   ============

See Notes to Condensed Financial Statements

                                      3
                        HITOX CORPORATION OF AMERICA
                          CONDENSED BALANCE SHEETS
                    MARCH 31, 1999 AND DECEMBER 31, 1998
                      (in thousands, except par value)


                                                March 31, 1999  December 31,
                                                  (Unaudited)       1998
                                                 ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $        988   $        787
  Accrued expenses                                        445            396
  Current maturities of long-term debt                     --            389
                                                 ------------   ------------
    Total current liabilities                           1,433          1,572

Other long-term debt, excluding current
  maturities                                               --             --
                                                 ------------   ------------
    Total liabilities                                   1,433          1,572

Shareholders' equity:
  Preferred stock $.01 par value:  authorized,
     5,000 shares; no shares outstanding                   --             --
  Common stock $.25 par value: authorized,
     10,000 shares; 4,657 shares outstanding
     after deducting 88 shares held in treasury         1,186          1,186
  Additional paid-in capital                           14,341         14,341
  Accumulated deficit                                  (5,028)        (5,439)
                                                 ------------   ------------
                                                       10,499         10,088
  Less: cost of treasury stock                            (43)           (43)
                                                 ------------   ------------
    Total shareholders' equity                         10,456         10,045
                                                 ------------   ------------
                                                 $     11,889   $     11,617
                                                 ============   ============

See Notes to Condensed Financial Statements

                                      4
                        HITOX CORPORATION OF AMERICA
                       CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                  (in thousands, except per share amounts)


                                                 Three Months Ended
                                                      March 31,
                                           ------------------------------
                                               1999             1998
                                           -------------    -------------
Net Sales                                  $       3,079    $       2,957
Costs and expenses:
   Cost of products sold                           2,013            2,100
   Selling, administrative and general               668              599
   Adjustment of asset held for sale                  --              120
                                           -------------    -------------
      Operating income                               398              138

Other income (expenses):
   Interest income                                    15               20
   Interest expense                                   (4)             (19)
   Other, net                                         15               --
                                           -------------    -------------
Income before income tax                             424              139

Provision for income tax                              13                4
                                           -------------    -------------
NET INCOME                                 $         411    $         135
                                           =============    =============

Earnings per common share:
   Basic                                   $        0.09    $        0.03
   Diluted                                 $        0.09    $        0.03

Weighted average common shares and
   equivalents outstanding:
   Basic                                           4,657            4,657
   Diluted                                         4,679            4,690


See Notes to Condensed Financial Statements

                                      5
                        HITOX CORPORATION OF AMERICA
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (in thousands)
                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $       411    $       135
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                            112            140
   Gain on sale of asset                                    (10)            --
   Adjustment of asset held for sale                         --            120
 Changes in working capital:
   Receivables                                             (153)          (634)
   Inventories                                             (550)           945
   Other current assets                                     (86)           (92)
   Accounts payable and accrued expenses                    250           (646)
                                                    -----------    -----------
     Net cash used in operating activities                  (26)           (32)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                (369)           (79)
 Proceeds from sale of asset(s)                             661
                                                    -----------    -----------
     Net cash provided by (used in)
       investing activities                                 292            (79)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt                                (389)          (419)
                                                    -----------    -----------
     Net cash used in financing activities                 (389)          (419)
                                                    -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (123)          (530)
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                                1,737          1,720
                                                    -----------    -----------
    AT END OF PERIOD                                $     1,614    $     1,190
                                                    ===========    ===========
  Supplemental disclosure of cash flow information:
    Interest income                                 $        15    $        20
    Interest expense                                          4             19

        See Notes to Condensed Financial Statements

                                      6
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   Accounting Policies

     Basis of Presentation

     The interim financial statements of Hitox Corporation of America (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All adjustments are of a normal and recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1998 Annual Report on Form 10-KSB.

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

     Stock Based Compensation

      The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company did not adopt FASB Statement No. 123, Accounting for Stock-Based Compensation, and will continue to account for stock option grants in accordance with APB Opinion No. 25. FASB Statement 123 requires certain disclosures about stock-based compensation plans for all companies regardless of the method used to account for them. Effective in 1996 calendar year-end financial statements, companies that continue to apply APB 25 are required to disclose pro forma information as if the measurement provisions of Statement 123 had been adopted in their entirety. Such pro forma information was included in the Company's 1998 Form 10-KSB.

2.   Debt

The Company has a loan agreement with NationsBank of Texas, N.A., (the "Bank"). The loan agreement provides the Company with a $2,000,000 line of credit with an interest rate of the Bank's prime rate. The loan agreement expires on April 30, 2000. The Company had no balance outstanding under the line of credit during the first quarter of 1999. The loan agreement includes one term loan. The Company prepaid the remaining $389,000 principal balance of the term loan on January 15, 1999.

                                      7
3.   Adjustment of Asset Held for Sale

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

     The Company entered into an earnest money contract in June of 1998 based on the verbal agreement. The potential buyer did not perform under the terms of the earnest money contract and the contract expired in December of 1998. Another earnest money contract was executed with a different potential buyer on January 4, 1999. The sale of the building was completed on March 1, 1999, at a nominal gain of $10,000.

                                      8
4.   Calculation of Basic and Diluted Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                  (in thousands, except per share amounts)

                                                        1999      1998
Numerator:                                             ------    ------
---------
 Net Income                                               411       135
 Numerator for basic earnings per share -
   income available to common stockholders                411       135
                                                       ------    ------
 Effect of dilutive securities:                            --        --
                                                       ------    ------
 Numerator for diluted earnings per share -
   income available to common stockholders
   after assumed conversions                              411       135

Denominator:
-----------
 Denominator for basic earnings per share -
   weighted-average shares                              4,657     4,657
 Effect of dilutive securities:
   Employee stock options                                  22        33
                                                       ------    ------
 Dilutive potential common shares                          22        33
                                                       ------    ------
   Denominator for diluted earnings per share  -
     adjusted weighted-average shares and assumed
     conversions                                        4,679     4,690
                                                       ======    ======
Basic earnings per common share:
-------------------------------
   Net Income                                          $ 0.09    $ 0.03
                                                       ======    ======
Diluted earnings per common share:
---------------------------------
   Net Income                                          $ 0.09    $ 0.03
                                                       ======    ======

      Options and warrants to purchase 1,379,386 shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


                                      9
5.   Commitments

      The Company purchases its primary raw material, synthetic rutile, under a supply agreement (the "Supply Agreement"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five year term. The Company has negotiated a price decrease for orders placed in 1999, the final year of the supply agreement.

      The initial five year term of the Supply Agreement ends in December of 1999, and the Company has exercised the right to terminate the contract by providing the required twelve months notice. During 1999 the Company will pursue such a contract from a supplier which can meet the Company's requirements for quality, consistency and price.

6.   Derivatives and Hedging Activities

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, instruments or hedging activities, the adoption of Statement No. 133 on January 1, 1999 did not have a significant effect on earnings or the financial position of the Company.

7.   Costs of Computer Software

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the Company to expense training costs incurred in connection with developing or obtaining internal use software. The adoption of this SOP on January 1, 1999 did not have an effect on net income or earnings per share for the quarter ended March 31, 1999.


                                     10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Sales:

     Net sales increased $122,000, or 4.1% to $3,079,000 in the first quarter of 1999 compared with $2,957,000 in the same quarter last year. Sales of the Company's primary products, HITOX and BARTEX pigment, increased 6.8% and 10.0% respectively, offset primarily by a decrease in iron oxide pigment sales.

Gross Profit:

      Gross profit for the first quarter of 1999 was $1,066,000 as compared with $857,000 for the first quarter of 1998, an increase of $209,000. Gross profit as a percentage of sales was 34.6% in the first quarter this year as compared to 29.0% in the same quarter last year. The improvement in the 1999 first quarter gross profit percentage compared with the first quarter of 1998 is primarily the result of higher sales volumes and better production efficiency. Better production efficiency was achieved mainly through higher capacity utilization as finished goods inventory was replenished from its year-end low. The Company's ability to maintain higher capacity utilization, and higher gross margins, will be dependent primarily upon the level of sales.

Expenses:

      Total selling, administrative and general expenses increased from $599,000 during the first quarter of 1998, to $668,000 for the first quarter of 1998, an increase of 11.5%. The increase is primarily the result of expenses related to a tender offer in March of 1999 to purchase 1,000,000 shares of the Company's common stock. In the first quarter of 1998 a non-cash charge of $120,000 was recorded to write-down the Company's former headquarters building to fair value. The building was sold effective March 1, 1999 at a nominal gain of $10,000, which was recorded as Other Income.

Interest Income:

      During the first quarter of 1999, excess funds were deposited in short-term interest bearing investments resulting in interest income of $15,000 compared to $20,000 for the same quarter last year. This decrease is the result of lower cash balances available for investment during the first quarter of 1999 as compared to the same quarter last year.

Interest Expense:

      Interest expense decreased $15,000 in the first quarter of 1999 as compared with the same quarter last year, due to the prepayment of the Company's only term loan in January 1999.

                                     11
Provision for Income Tax:

     The Company's provision for income tax was $13,000 for the first quarter of 1999, which is lower than the statutory amount primarily due to the utilization of operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's balance sheet is strong at March 31, 1999. Working capital increased from $6,866,000 at December 31, 1998 to $7,671,000 at March 31, 1999. Cash decreased from $1,737,000 at December 31, 1998 to $1,614,000 at March 31, 1999. During the three month period, cash used in operating activities totaled $26,000, resulting from changes in working capital, with the largest change being an increase in inventory. A net $292,000 was provided by investing activities, resulting from the sale of the Company's former headquarters' building, offset by additions to property, plant and equipment. Cash was used to pre-pay the Company's remaining term debt in January totaling $389,000. Accounts receivable increased at March 31, 1999 compared with December 31, 1998, due to higher sales volume in the first quarter of 1999 compared to the last quarter of 1998. Inventories increased in the first quarter of 1999 due primarily to replenishing low year end 1998 finished goods inventory. The increase in accounts payable and accrued expenses is primarily due to the timing of raw material purchases. The
Company had no outstanding borrowings on its line of credit at March 31, 1999, which has a limit of $2,000,000.

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

      The initial five year term of the Supply Agreement ends in December of 1999, and the Company has exercised the right to terminate the contract by providing the required twelve months notice. During 1999 the Company will pursue such a contract from a supplier which can meet the Company's requirements for quality, consistency and price.

      The Company has a loan agreement with NationsBank of Texas, N.A., (the "Bank"). The loan agreement provides the Company with a $2,000,000 line of credit with an interest rate of the Bank's prime rate. The Company had no balance outstanding under the line of credit during the first quarter of 1999. The loan agreement includes one term loan, which was scheduled to mature in January 2000. The Company prepaid the remaining $389,000 principal balance of the term loan on January 15, 1999.

                                     12
OTHER MATTERS
-------------

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

     The Company believes it has an effective program in place to resolve the year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the year 2000 program. Although no assurances can be given as to the Company's compliance, particularly as it relates to third parties, including governmental entities, based upon the progress to date, the Company does not expect that the future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse impact on the Company's financial position or results of operations. Accordingly, the Company believes the most reasonably likely worst case year 2000 scenario would not have a material adverse impact on the Company's financial position or results of operations.


                                     13
Forward Looking Information

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

                                     14
                                   PART II


Item 5.  Other Information

      On March 23, 1999, Mr. Bernard Paulson, the Company's then Acting Chief Executive Officer, made a tender offer to purchase 1,000,000 shares of the Company's stock at $2.50 per share. Mr. Paulson volunteered to step aside temporarily as Acting Chief Executive Officer and the Board requested that the Company's Chairman, Mr. William Hayes, assume the CEO responsibilities in the interim.

      On April 1, 1999, the Company received a letter from Zemex Corporation proposing to purchase all of the outstanding shares of the Company for cash at $2.50 per share. That proposal was revised to an offer of $3.00 per share on April 16th, following a two-day visit by Zemex personnel to the Company's facilities in Corpus Christi. The proposed transaction contemplates a merger transaction in which each of the Company's shares would be converted into $3.00 in cash pursuant to a merger of the Company with a subsidiary of Zemex. The revised proposal is subject to negotiations with the Special Committee of the Board formed to consider the proposal and other conditions, including a satisfactory due diligence review by Zemex of the Company's business and operations and approval of the Company's Board and stockholders. The Zemex proposal also requires receipt of agreements from stockholders of the Company affiliated with existing directors to vote their shares in favor of the transaction. The Company intends to retain an investment banking firm to assist it in determining the fairness of the proposal to the Company's stockholders from a financial point of view. The Special Committee of the Company's Board then recommended that stockholders refuse to tender their shares in the Paulson offer in light of the Zemex offer. Mr. Paulson completed his tender offer having acquired 191,074 shares of the Company's stock. He now owns approximately 5% of the Company's outstanding shares. The Special Committee is continuing to evaluate the Zemex proposal. While the Special Committee is continuing to evaluate and negotiate the terms and conditions of the proposal from Zemex as of the date of this report, the Zemex proposal is subject to negotiation and execution of an acceptable acquisition agreement and other conditions, and as such, there can be no assurance that this proposal will be consummated.

      The Company can be expected to incur costs associated with the tender offer and Zemex proposal including, but not limited to, attorney fees, advisory fees and internal expenses. The amount of those costs is indeterminable at this time.

                                     15

Item 6.  Exhibits and Reports on Form 8-K
                                                            Page No.
                                                            --------

         (a)  Exhibit 27 - Financial Data Schedule             17
         (b)  Reports on Form 8-K                             None


Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hitox Corporation of America

-----------------------
      (Registrant)

WILLIAM B. HAYES                                          April 23, 1999
----------------                                          --------------
William B. Hayes,                                              Date
Acting Chief Executive Officer

CRAIG A. SCHKADE                                          April 23, 1999
----------------                                          --------------
Craig A. Schkade,                                              Date
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                      16