Form 10QSB
period 1999-06-30
HITOX CORPORATION OF AMERICA
filed 1999-08-06
CIK 842295

U.S. Securities and Exchange Commission
                         Washington, D. C.  20549
                                FORM 10-QSB

(Mark One)
        [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1999

                                    OR
        [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT

          For the transition period from __________ to __________

Commission file number 0-17321

                       HITOX CORPORATION OF AMERICA
     (Exact name of small business issuer as specified in its charter)


                                 Delaware
                      (State or other jurisdiction of
                       incorporation or organization)

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
              Yes [ X ]                             No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
    Common Stock, $0.25 par value                   4,773,187
               (Class)                  (Outstanding as of July 26, 1999)

Transitional Small Business Disclosure Format (check one):
             Yes [    ]                             No [ X ]

                        HITOX CORPORATION OF AMERICA

                                    INDEX

                                                                     Page No.

PART I.   Financial Information

          Item 1.    Financial Statements (Unaudited)

                     Condensed Balance Sheets
                     June 30, 1999 and December 31, 1998                 3-4

                     Condensed Statements of Income--
                     six months ended June 30, 1999 and 1998               5

                     Condensed Statements of Cash Flows--
                     six months ended June 30, 1999 and 1998               6

                     Notes to Condensed Financial Statements            7-10

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations     11-14

PART II.  Other Information

          Item 5.    Other Information                                 15-16

          Item 6.    Exhibits and Reports on Form 8-K                     17

          Signatures                                                      17

                        HITOX CORPORATION OF AMERICA
                          CONDENSED BALANCE SHEETS
                     JUNE 30, 1999 AND DECEMBER 31, 1998
                      (in thousands, except par value)


                                                 June 30, 1999  December 31,
                                                  (Unaudited)      1998
                                                  -----------   -----------
                     ASSETS

Current assets:
  Cash and cash equivalents                        $    1,878   $    1,737
  Trade accounts receivable, net                        1,572        1,311
  Other receivables                                        80           40
  Inventories:
    Raw materials                                       4,787        4,695
    Finished goods                                        928          507
    Supplies                                               87          103
                                                  -----------   -----------
      Total inventories                                 5,802        5,305
  Other current assets                                    105           45
                                                  -----------   -----------
      Total current assets                              9,437        8,438

Property, plant and equipment                           8,675        8,197
Accumulated depreciation                               (5,932)      (5,694)
                                                  -----------   -----------
                                                        2,743        2,503

Asset held for sale                                        --          651
Other assets                                               25           25
                                                  -----------   -----------
    Total assets                                   $   12,205   $   11,617
                                                  ===========   ===========

See Notes to Condensed Financial Statements

                        HITOX CORPORATION OF AMERICA
                          CONDENSED BALANCE SHEETS
                     JUNE 30, 1999 AND DECEMBER 31, 1998
                      (in thousands, except par value)


                                                  June 30, 1999  December 31,
                                                   (Unaudited)      1998
                                                   -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $    1,235   $      787
  Accrued expenses                                         263          396
  Current maturities of long-term debt                      --          389
                                                   -----------  -----------
    Total current liabilities                            1,498        1,572

Other long-term debt, excluding current maturities          --           --
                                                   -----------  -----------
    Total liabilities                                    1,498        1,572

Shareholders' equity:
  Preferred stock $.01 par value:  authorized,
     5,000 shares; no shares outstanding                    --           --
  Common stock $.25 par value: authorized,
     10,000 shares; 4,673 shares outstanding
     after deducting 88 shares held in treasury          1,190        1,186
  Additional paid-in capital                            14,361       14,341
  Accumulated deficit                                   (4,801)      (5,439)
                                                   -----------  -----------
                                                        10,750       10,088
  Less: cost of treasury stock                             (43)         (43)
                                                   -----------  -----------
    Total shareholders' equity                          10,707       10,045
                                                   -----------  -----------
                                                    $   12,205   $   11,617
                                                   ===========  ===========

See Notes to Condensed Financial Statements

                        HITOX CORPORATION OF AMERICA
                       CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                  (in thousands, except per share amounts)


                                         Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ----------------   ----------------
                                           1999      1998      1999     1998
                                          -------  -------   -------  -------

Net Sales                                 $ 2,959  $ 2,984   $ 6,038  $ 5,941
Costs and expenses:
   Cost of products sold                    2,085    2,077     4,098    4,177
   Selling, administrative and general        664      606     1,332    1,205
   Adjustment of asset held for sale           --       --        --      120
                                          -------  -------   -------  -------
      Operating income                        210      301       608      439

Other income (expenses):
   Interest income                             18       22        33       42
   Interest expense                            --      (12)       (4)     (31)
   Other, net                                   1        3        16        3
                                          -------  -------   -------  -------
Income before income tax                      229      314       653      453

Provision for income tax                        2        2        15        6
                                          -------  -------   -------  -------
NET INCOME                                $   227  $   312   $   638  $   447
                                          =======  =======   =======  =======

Earnings per common share:
   Basic                                  $  0.05  $  0.07   $  0.14  $  0.10
   Diluted                                $  0.05  $  0.07   $  0.14  $  0.10

Weighted average common shares
   and equivalents outstanding:
   Basic                                    4,667    4,657     4,662    4,657
   Diluted                                  4,749    4,715     4,720    4,704

See Notes to Condensed Financial Statements

                        HITOX CORPORATION OF AMERICA
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (in thousands)

                                                          Six Months Ended
                                                               June 30,
                                                          -----------------
                                                            1999     1998
                                                          -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $   638   $   447
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                              241       279
   Gain on sale/disposal of asset(s)                          (10)       --
   Adjustment of asset held for sale                           --       120
   Other assets                                                --         2
 Changes in working capital:
   Receivables                                               (301)     (405)
   Inventories                                               (497)     (383)
   Other current assets                                       (60)      (86)
   Accounts payable and accrued expenses                      315     1,056
                                                          -------   -------
     Net cash provided by operating activities                326     1,030
                                                          -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                  (486)     (117)
 Proceeds from sale of asset(s)                               666        --
                                                          -------   -------
     Net cash provided by (used in) investing activities      180      (117)
                                                          -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt                                  (389)     (501)
 Proceeds from the issuance of common stock                    24        --
                                                          -------   -------
     Net cash used in financing activities                   (365)     (501)
                                                          -------   -------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                          141       412
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                                  1,737     1,720
                                                          -------   -------
    AT END OF PERIOD                                      $ 1,878   $ 2,132
                                                          =======   =======
Supplemental disclosure of cash flow information:
    Income taxes paid                                     $    15   $     6
    Interest paid                                               4        31

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

2.   Debt

     The Company has a loan agreement with NationsBank of Texas, N.A., (the "Bank"). The loan agreement provides the Company with a $2,000,000 line of credit with an interest rate of the Bank's prime rate. The loan agreement expires on April 30, 2000. The Company had no balance outstanding under the line of credit during the second quarter of 1999. The loan agreement includes one term loan. The Company prepaid the remaining $389,000 principal balance of the term loan on January 15, 1999.

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

4.   Calculation of Basic and Diluted Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:
                  (in thousands, except per share amounts)

                                       Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ----------------    ----------------
                                         1999     1998        1999     1998
                                        -------  -------    -------  -------
Numerator:

    Net Income                          $   227  $   312    $   638  $   447

    Numerator for basic earnings
      per share - income available
      to common stockholders                227      312        638      447
                                        -------  -------    -------  -------
Effect of dilutive securities:               --       --         --       --
                                        -------  -------    -------  -------
    Numerator for diluted earnings
      per share - income available
      to common stockholders
      After assumed conversions         $   227  $   312    $   638  $   447

Denominator:

    Denominator for basic earnings per
      Share - weighted-average shares     4,667    4,657      4,662    4,657

    Effect of dilutive securities:
      Employee stock options                 79       58         58       47
      Warrants                                3       --         --       --
                                        -------  -------    -------  -------
Dilutive potential common shares             82       58         58       47
                                        -------  -------    -------  -------
    Denominator for diluted earnings
      per share - weighted-average
      Shares and assumed conversions      4,749    4,715      4,720    4,704
                                        =======  =======    =======  =======
Basic earnings per common share:
    Net Income                          $  0.05  $  0.07    $  0.14  $  0.10
                                        =======  =======    =======  =======
Diluted earnings per common share:
    Net Income                          $  0.05  $  0.07    $  0.14  $  0.10
                                        =======  =======    =======  =======

     Options and warrants to purchase 1,265,486 shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

5.   Commitments

     The Company purchases its primary raw material, synthetic rutile, under a supply agreement (the "Supply Agreement"). The Supply Agreement contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five-year term. The Company has negotiated a price decrease for orders placed in 1999, the final year of the supply agreement.

     The initial five-year term of the Supply Agreement ends in December of 1999, and the Company has exercised the right to terminate the contract by providing the required twelve months notice. During 1999 the Company will pursue such a contract from a supplier who can meet the Company's requirements for quality, consistency and price.

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

7.   Costs of Computer Software

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the Company to expense training costs incurred in connection with developing or obtaining internal use software. The adoption of this SOP on January 1, 1999 did not have an effect on net income or earnings per share for the six months ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales for the second quarter of 1999 were $2,959,000 as compared with $2,984,000 for the same quarter of 1998, a small decrease. Higher sales of the Company's primary product, HITOX pigments, were offset by lower BARTEX sales. For the first six months of 1999, sales were $6,038,000 compared with $5,941,000 in 1998, an increase of 1.6%.

Gross Profit:

     Gross profit for the second quarter of 1999 was $874,000 as compared with $907,000 for the second quarter of 1998, a decrease of $33,000, due to lower sales and higher costs in 1999. Gross profit as a percentage of sales was 29.5% in the second quarter this year as compared to 30.4% in the same quarter last year. The year to date gross profit for the six months ended June 30, 1999 was $1,940,000 or 32.1% of net sales compared with $1,764,000 or 29.7% of net sales for the same period of 1998. The improvement in the year to date gross profit percentage compared with the same period of 1998 is primarily the result of higher sales volumes and better production efficiency during the first quarter of 1999 compared with the first quarter of 1998. Better production efficiency was achieved mainly through higher capacity utilization as finished goods inventory was replenished from its year-end low.

Expenses:

     Total selling, administrative and general expenses increased from $606,000 during the second quarter of 1998, to $664,000 for the second quarter of 1999, an increase of 9.6%. Total selling, administrative and general expenses increased from $1,205,000 during the six months ended June 30, 1998 to $1,332,000 for the same period of 1999, representing an increase of 10.5%. The increase in expenses from 1998 to 1999 is primarily the result of one-time costs such as attorney's fees and special Board meetings associated with corporate ownership issues. (See Part II, Item 5, Other Information)

     In the first quarter of 1998 a non-cash charge of $120,000 was recorded to write-down the Company's former headquarters building to fair value. The building was sold effective March 1, 1999 at a nominal gain of $10,000, which was recorded as Other Income in the first quarter of 1999.

Interest Income:

     During the second quarter of 1999, excess funds were deposited in short-term interest bearing investments resulting in interest income of $18,000 compared to $22,000 for the same quarter last year. For the six months ended June 30, 1999, interest income was $33,000 compared to $42,000 for the corresponding period in 1998. This decrease is the result of lower cash balances available for investment during the first six months of 1999 as compared to the same period last year, as well as lower interest rates in 1999.

Interest Expense:

     Interest expense decreased $12,000 in the second quarter of 1999 as compared with the same quarter last year. For the six-month period ended June 30, 1999, interest expense decreased $27,000 compared with 1998. Interest expense is lower in 1999 than in 1998 due to the prepayment of the Company's only term loan in January 1999.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax. The provision for income tax was $15,000 for the six-month period ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet is strong at June 30, 1999. Working capital increased from $6,866,000 at December 31, 1998 to $7,939,000 at June 30, 1999. Cash increased from $1,737,000 at December 31, 1998 to $1,878,000 at
June 30, 1999. During the six-month period, cash provided by operating activities totaled $326,000, resulting from changes in working capital, with the largest change being an increase in inventory. A net of $180,000 was provided by investing activities, resulting from the sale of the Company's former headquarters' building, offset by additions to property, plant and equipment. Cash was used to pre-pay the Company's remaining term debt in January totaling $389,000 and $24,000 was provided by the issuance of common stock from employee options exercised during the second quarter of 1999.

     Accounts receivable increased at June 30, 1999 compared with December 31, 1998, due to higher sales volume during the second quarter of 1999 compared to the last quarter of 1998. Inventories increased in the second quarter of 1999 due primarily to raw material purchases. The increase in accounts payable and accrued expenses is primarily due to the timing of raw material purchases. The Company had no outstanding borrowings on its line of credit at June 30, 1999, which has a limit of $2,000,000.

     The Company on an ongoing basis will finance its operations principally through cash flows generated by operations, through bank financing and through cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is now purchased under a supply agreement (the "Supply Agreement") with its former subsidiary, Malaysian Titanium Corporation ("MT"). The Supply Agreement
contains a take or pay arrangement for specified quantities on a yearly basis, with a fixed price for the first two years of its five-year term.

     The initial five-year term of the Supply Agreement ends in December of 1999, and the Company has exercised the right to terminate the contract by providing the required twelve months notice. During 1999 the Company will pursue such a contract from a supplier who can meet the Company's requirements for quality, consistency and price.

     The Company has a loan agreement with NationsBank of Texas, N.A., (the "Bank"). The loan agreement provides the Company with a $2,000,000 line of credit with an interest rate of the Bank's prime rate. The Company had no balance outstanding under the line of credit during the first six months of 1999. The loan agreement includes one term loan, which was scheduled to mature in January 2000. The Company prepaid the remaining $389,000 principal balance of the term loan on January 15, 1999.


OTHER MATTERS

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

     The Company assessed its year 2000 readiness in 1996 and determined that neither its primary computer hardware nor software was year 2000 compliant. As a result, in 1997 the Company replaced its legacy mainframe computer with a PC based client/server computer network which is year 2000 compliant. In July of 1998, the Company began operating with a new manufacturing/accounting software package which is year 2000 compliant. The Company believes that with the conversion to new hardware and software, the year 2000 issue will not pose significant operational problems for its computer system, or its internal operations. The software installation and conversion cost approximately $96,000 and is virtually complete. The Company also reviewed the software and hardware used in production and manufacturing systems and these are not expected to be affected by the year 2000 issue.

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

     On April 1, 1999, the Company received a letter from Zemex Corporation proposing to purchase all of the outstanding shares of the Company for cash at $2.50 per share. That proposal was revised to an offer of $3.00 per share on April 16th, following a two-day visit by Zemex personnel to the Company's facilities in Corpus Christi. The revised proposal was subject to negotiations with the Special Committee of the Board ("Special Committee") formed to consider the proposal and other conditions, including a satisfactory due diligence review by Zemex of the Company's business and operations and approval of the Company's Board and stockholders. The Zemex proposal also required receipt of agreements from stockholders of the Company affiliated with existing directors to vote their shares in favor of the transaction. The Special Committee of the Company's Board then recommended that stockholders refuse to tender their shares in the Paulson offer in light of the Zemex offer.

     Mr. Paulson, through companies he controls, completed his tender offer on April 19, 1999, having acquired 191,074 shares of the Company's stock, bringing his total ownership of the Company to approximately 5%. Subsequent to the termination of the tender offer, Mr. Paulson, through entities he controls, purchased additional shares on the open market increasing his ownership percentage to approximately 14.7% by April 23, 1999.

     On April 29th, the Company announced that negotiations between Hitox and Zemex Corporation had terminated. Mr. Paulson, together with other shareholders holding approximately 43.9% of the Company's shares indicated to the Special Committee their opposition to the Zemex proposal. Because the Zemex proposal required support of the majority of the Hitox shares in order to proceed, it appeared that insufficient votes would be available to support the proposal.

     On May 28, 1999, Bernard A. Paulson, Paulson Ranch, Ltd. and Paulson Acquisition LLC, Megamin Ventures Sdn. Bhd. ("Megamin"), Founders Equity Securities, Inc., Leon S. Loeb and Richard L. Bowers , who collectively hold in excess of 50% of the common stock of Hitox Corporation of America (the "Company"), delivered a written demand and consent to the Company. The written demand and consent removed Robert J. Cresci, William B. Hayes and Michael A. Nicolais as directors of the Company and appointed Richard L. Bowers, Thomas W. Pauken and W. Craig Epperson to serve as directors of the Company. Messrs. Bernard A. Paulson, Christopher J. McGougan (a designee of the Board of Megamin) and Kevin S. Moore were also directors of the Company, and their directorships were not affected by this action.

     At a meeting of the newly constituted Board of Directors held on June 1, 1999, Mr. McGougan was elected to serve as Chairman of the Company's Board of directors and Mr. Paulson was elected to serve as President and Chief Executive Officer. Mr. Bowers was elected Executive Vice President and Director of Sales & Marketing. At this Board meeting, Mr. Moore tendered his resignation as a director of the Company. Mr. Moore has voting control over approximately 25% of the Company's issued and outstanding shares.

     The parties delivering the written demand and consent removing the existing directors and appointing their designees had the following beneficial ownership interest in the Company's issued and outstanding shares on May 28, 1999:

                                      Number of        Percentage of issued
                                    shares owned      and outstanding shares
                                    ------------      ----------------------
Megamin Ventures Sdn. Bhd.           1,353,000               28.95%
Bernard A. Paulson                     810,574               17.35%
Leon S. Loeb                           144,600                3.09%
Richard L. Bowers                       67,400                1.44%
Founders Equity Securities, Inc.        21,000                0.45%

Item 6. Exhibits and Reports on Form 8K

                                          Page No.
                                          --------

    (a) Exhibits                          None

    (b) Reports on Form 8-K               The Company filed a Form 8-K
                                          Current Report dated May 28, 1999
                                          reporting a change in control




Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Hitox Corporation of America

        ---------------
          (Registrant)


Date:    August 6, 1999       BERNARD A. PAULSON
        ---------------       ------------------
                              Bernard A. Paulson, President and CEO


Date:    August 6, 1999         CRAIG SCHKADE
        ---------------       ------------------
                              Craig Schkade, Chief Financial Officer
                              (Principal Financial and Accounting Officer)