Form 10QSB
period 1999-09-30
HITOX CORPORATION OF AMERICA
filed 1999-11-12
CIK 842295

U.S. Securities and Exchange Commission
                         Washington, D. C.  20549
                                FORM 10-QSB

(Mark One)
        [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1999

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
              Yes [ X ]                             No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
    Common Stock, $0.25 par value                   4,773,187
               (Class)                (Outstanding as of November 1, 1999)

Transitional Small Business Disclosure Format (check one):
             Yes [    ]                             No [ X ]

                         HITOX CORPORATION OF AMERICA

                                     INDEX

PART I.   Financial Information                                     Page No.


          Item 1.    Financial Statements (Unaudited)

                     Condensed Balance Sheets
                     September 30, 1999 and December 31, 1998          3-4

                     Condensed Statements of Income--
                     nine months ended September 30, 1999 and 1998       5

                     Condensed Statements of Cash Flows--
                     nine months ended September 30, 1999 and 1998       6

                     Notes to Condensed Financial Statements           7-9

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations   10-13

PART II.  Other Information

          Item 6.    Exhibits and Reports on Form 8-K                   14

          Signatures                                                    14

                         HITOX CORPORATION OF AMERICA
                           CONDENSED BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                       (in thousands, except par value)


                                                  September 30,  December 31,
                                                      1999          1998
                                                   (Unaudited)
                                                   -----------   -----------
                      ASSETS

Current assets:
  Cash and cash equivalents                         $    2,323   $    1,737
  Trade accounts receivable, net                         1,388        1,311
  Other receivables                                         57           40
  Inventories:
    Raw materials                                        4,869        4,695
    Finished goods                                       1,024          507
    Supplies                                               106          103
                                                    ----------   ----------
      Total inventories                                  5,999        5,305
  Other current assets                                      76           45
                                                    ----------   ----------
      Total current assets                               9,843        8,438

Property, plant and equipment                            8,825        8,197
Accumulated depreciation                                (6,064)      (5,694)
                                                    ----------   ----------
                                                         2,761        2,503

Asset held for sale                                         --          651
Other assets                                                25           25
                                                    ----------   ----------
    Total assets                                    $   12,629   $   11,617
                                                    ==========   ==========

See Notes to Condensed Financial Statements

                         HITOX CORPORATION OF AMERICA
                           CONDENSED BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                       (in thousands, except par value)


                                                   September 30, December 31,
                                                       1999         1998
                                                   (Unaudited)
                                                   -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $    1,242   $      787
  Accrued expenses                                         431          396
  Current maturities of long-term debt                      --          389
                                                    ----------   ----------
    Total current liabilities                            1,673        1,572

Other long-term debt, excluding current maturities          --           --
                                                    ----------   ----------
    Total liabilities                                    1,673        1,572

Shareholders' equity:
  Preferred stock $.01 par value:  authorized,
   5,000 shares; no shares outstanding                      --           --
  Common stock $.25 par value: authorized,
   10,000 shares; 4,773 shares outstanding in 1999
   and 4,673 shares outstanding in 1988 after
   deducting 88 shares held in treasury                  1,193        1,186
  Additional paid-in capital                            14,315       14,341
  Accumulated deficit                                   (4,552)      (5,439)
                                                    ----------   ----------
                                                        10,956       10,088
  Less: cost of treasury stock                              --          (43)
                                                    ----------   ----------
    Total shareholders' equity                          10,956       10,045
                                                    ----------   ----------
                                                    $   12,629   $   11,617
                                                    ==========   ==========

See Notes to Condensed Financial Statements

                         HITOX CORPORATION OF AMERICA
                        CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                   (in thousands, except per share amounts)


                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  -----------------
                                          1999      1998      1999     1998
                                        --------  --------  -------- --------

Net Sales                                $ 2,850   $ 3,090  $ 8,888   $ 9,031
Costs and expenses:
   Cost of products sold                   2,017     2,117    6,115     6,294
   Selling, administrative and general       615       607    1,947     1,812
   Adjustment of asset held for sale          --        --       --       120
                                         -------   -------  -------   -------
      Operating income                       218       366      826       805

Other income (expenses):
   Interest income                            27        21       60        63
   Interest expense                           --       (10)      (4)      (41)
   Other, net                                  5         3       21         6
                                         -------   -------  -------   -------
Income before income tax                     250       380      903       833

Provision for income tax                       1         3       16         9
                                         -------   -------  -------   -------
NET INCOME                               $   249   $   377  $   887   $   824
                                         =======   =======  =======   =======


Earnings per common share:
   Basic                                 $  0.05   $  0.08  $  0.19   $  0.18
   Diluted                               $  0.05   $  0.08  $  0.19   $  0.18

Weighted average common shares
   and equivalents outstanding:
   Basic                                   4,773     4,657    4,700     4,657
   Diluted                                 4,828     4,682    4,756     4,696

See Notes to Condensed Financial Statements

                         HITOX CORPORATION OF AMERICA
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                          1999       1998
                                                         -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   887   $   824
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                             373       398
   Gain on sale/disposal of asset(s)                         (10)       --
   Adjustment of asset held for sale                          --       120
   Other assets                                               --         2
 Changes in working capital:
   Receivables                                               (94)     (501)
   Inventories                                              (694)     (707)
   Other current assets                                      (31)      (75)
   Accounts payable and accrued expenses                     491       914
                                                         -------   -------
   Net cash provided by operating activities                 922       975
                                                         -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                 (637)     (270)
 Proceeds from sale of asset(s)                              666        --
                                                         -------   -------
   Net cash provided by (used in) investing activities        29      (270)
                                                         -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt                                 (389)     (585)
 Proceeds from the issuance of common stock                   24        --
                                                         -------   -------
   Net cash used in financing activities                    (365)     (585)
                                                         -------   -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    586       120
CASH AND CASH EQUIVALENTS:
   AT BEGINNING OF PERIOD                                  1,737     1,720
                                                         -------   -------
   AT END OF PERIOD                                      $ 2,323   $ 1,840
                                                         =======   =======

Supplemental disclosure of cash flow information:
    Income taxes paid                                    $    16   $     9
    Interest paid                                              4        41

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

2.   Debt

     The Company has a loan agreement with NationsBank of Texas, N.A., (the "Bank"). The loan agreement provides the Company with a $2,000,000 line of credit with an interest rate of the Bank's prime rate. The loan agreement expires on April 30, 2000. The Company had no balance outstanding under the line of credit during the third quarter of 1999. The loan agreement includes one term loan. The Company prepaid the remaining $389,000 principal balance of the term loan on January 15, 1999.

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

4.   Calculation of Basic and Diluted Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:
                   (in thousands, except per share amounts)

                                          Three Months       Nine Months
                                             Ended              Ended
                                          September 30,      September 30,
                                        ----------------   ----------------
                                         1999     1998      1999     1998
                                        -------  -------   -------  -------
Numerator:

    Net Income                          $   249  $   377   $   887  $   824

    Numerator for basic earnings
      per share - income available
      to common stockholders                249      377       887      824
                                        -------  -------   -------  -------
Effect of dilutive securities:               --       --        --       --
                                        -------  -------   -------  -------
    Numerator for diluted earnings
      per share - income available
      to common stockholders
      After assumed conversions         $   249  $   377   $   887  $   824

Denominator:

    Denominator for basic earnings per
      Share - weighted-average shares     4,773    4,657     4,700    4,657

    Effect of dilutive securities:
      Employee stock options                 55       25        56       39
      Warrants                               --       --        --       --
                                        -------  -------   -------  -------
Dilutive potential common shares             55       25        56       39
                                        -------  -------   -------  -------
    Denominator for diluted earnings
      per share - weighted-average
      Shares and assumed conversions      4,828    4,682     4,756    4,696
                                        =======  =======   =======  =======

Basic earnings per common share:
    Net Income                          $  0.05  $  0.08   $  0.19  $  0.18
                                        =======  =======   =======  =======
Diluted earnings per common share:
    Net Income                          $  0.05  $  0.08   $  0.19  $  0.18
                                        =======  =======   =======  =======

     Options and warrants to purchase 237,000 shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

     The  initial  five-year term of the Supply Agreement ends in  December  of
1999, and the Company has exercised the right to terminate the contract by providing the required twelve months notice. A new five-year supply contract (the "New Supply Agreement") was executed with the existing supplier on September 28, 1999, and will become effective on December 16, 1999. The New Supply Agreement reduces the quantity of material the Company is required to purchase and continues with the pricing formula under the current Supply Agreement.

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

7.   Costs of Computer Software

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires the Company to expense training costs incurred in connection with developing or obtaining internal use software. The adoption of this SOP on January 1, 1999 did not have an effect on net income or earnings per share for the nine months ended September 30, 1999.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations

Sales:

     Net sales for the third quarter of 1999 were $2,850,000 as compared with $3,090,000 for the same quarter of 1998, a decrease of $240,000 or 7.8%. The decrease is primarily the result of lower sales volumes of the Company's primary product, HITOX pigments. For the first nine months of 1999, sales were $8,888,000 compared with $9,031,000 in 1998, a decrease of $143,000 or 1.6%.
Most of that decrease is the result of lower sales volumes of iron oxide pigments in 1999.

Gross Profit:

     Gross profit for the third quarter of 1999 was $833,000 as compared with $973,000 for the third quarter of 1998, a decrease of $140,000, due primarily to lower sales in 1999. Gross profit as a percentage of sales was 29.2% in the third quarter this year as compared with 31.5% in the same quarter last year. The lower gross profit percentage is primarily the result of reduced sales of the higher margin product, HITOX pigment, in 1999. The year to date gross profit for the nine months ended September 30, 1999 was $2,773,000 or 31.2% of net sales compared with $2,737,000 or 30.3% of net sales for the same period of 1998. The improvement in the year to date gross profit percentage compared with the same period of 1998 is primarily the result of better production efficiency in 1999. Better production efficiency was achieved mainly through higher capacity utilization as finished goods inventory was replenished from its year-end low.

Expenses:

     Total selling, administrative and general expenses increased from $607,000 during the third quarter of 1998, to $615,000 for the third quarter of 1999, an increase of 1.3%. Total selling, administrative and general expenses increased from $1,812,000 during the nine months ended September 30, 1998 to $1,947,000 for the same period of 1999, representing an increase of 7.5%. The increase in expenses from 1998 to 1999 is primarily the result of one-time costs such as attorney's fees and special Board meetings associated with corporate control issues.

     In the first quarter of 1998 a non-cash charge of $120,000 was recorded to write-down the Company's former headquarters building to fair value. The building was sold effective March 1, 1999 at a nominal gain of $10,000, which was recorded as Other Income in the first quarter of 1999.

Interest Income:

     During the third quarter of 1999, excess funds were deposited in short-term interest bearing investments resulting in interest income of $27,000 compared to $21,000 for the same quarter last year. For the nine months ended September 30, 1999, interest income was $60,000 compared to $63,000 for the corresponding period in 1998. This decrease is the result of lower cash balances available for investment during the first nine months of 1999 as compared to the same period last year, as well as lower interest rates in 1999.

Interest Expense:

     Interest expense decreased $10,000 in the third quarter of 1999 as compared with the same quarter last year. For the nine-month period ended
September 30, 1999, interest expense decreased $37,000 compared with 1998. Interest expense is lower in 1999 than in 1998 due to the prepayment of the Company's only term loan in January 1999.

Provision for Income Tax:

     The Company has net operating loss and other carry forwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax. The provision for income tax was $16,000 for the nine-month period ended September 30, 1999.


Liquidity and Capital Resources

     The Company's balance sheet is strong at September 30, 1999. Working capital increased from $6,866,000 at December 31, 1998 to $8,170,000 at September 30, 1999. Cash increased from $1,737,000 at December 31, 1998 to $2,323,000 at September 30, 1999. During the nine-month period, cash provided by operating activities totaled $922,000, resulting from changes in working capital, with the largest change being an increase in inventory. A net of $29,000 was provided by investing activities, resulting from the sale of the Company's former headquarters' building, offset by additions to property, plant and equipment. Cash was used to pre-pay the Company's remaining term debt in January totaling $389,000, and $24,000 was provided by the issuance of common stock from employee options exercised during the second quarter of 1999.

     Accounts receivable increased at September 30, 1999 compared with December 31, 1998, due to higher sales volume during the third quarter of 1999 compared to the last quarter of 1998. Inventories increased in the third quarter of 1999 due primarily to raw material purchases. The increase in accounts payable and accrued expenses is primarily due to the timing of raw material purchases. The Company had no outstanding borrowings on its line of credit at September 30, 1999, which has a limit of $2,000,000.

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

     The  initial  five-year term of the Supply Agreement ends in  December  of
1999, and the Company has exercised the right to terminate the contract by providing the required twelve months notice. A new five-year supply contract (the "New Supply Agreement") was executed with the existing supplier on September 28, 1999, and will become effective on December 16, 1999. The New Supply Agreement reduces the quantity of material the Company is required to purchase and continues with the pricing formula under the current Supply Agreement.

     The Company has a loan agreement with NationsBank of Texas, N.A., (the "Bank"). The loan agreement provides the Company with a $2,000,000 line of credit with an interest rate of the Bank's prime rate. The Company had no balance outstanding under the line of credit during the first nine months of 1999. The loan agreement includes one term loan, which was scheduled to mature in January 2000. The Company prepaid the remaining $389,000 principal balance of the term loan on January 15, 1999.


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

     The Company assessed its year 2000 readiness in 1996 and determined that neither its primary computer hardware nor software was year 2000 compliant. As a result, in 1997 the Company replaced its legacy mainframe computer with a PC based client/server computer-network that is year 2000 compliant. In July of 1998, the Company began operating with a new manufacturing/accounting software package that is year 2000 compliant. The Company believes that with the conversion to new hardware and software, the year 2000 issue will not pose significant operational problems for its computer system, or its internal operations. The software installation and conversion cost approximately $96,000 and is virtually complete. The Company also reviewed the software and hardware used in production and manufacturing systems and these are not expected to be affected by the year 2000 issue.

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

     The Company believes it has taken the necessary steps, that are within its control, to resolve the year 2000 issue in a timely manner. Although no assurances can be given as to the Company's compliance, particularly as it relates to third parties, including governmental entities, the Company does not expect that the future costs of modifications or the consequences of any unsuccessful modifications will have a material adverse impact on the Company's financial position or results of operations. Accordingly, the Company believes the most reasonably likely worst case year 2000 scenario would not have a material adverse impact on the Company's financial position or results of operations.

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

                                    PART II


Item 6. Exhibits and Reports on Form 8K

                          Page No.

(a)  Exhibits             Exhibit 27, Financial Data Schedule

(b)  Reports on Form 8-K  The Company filed a Form 8-K
                          Current Report dated July 1, 1999 reporting an agreement to acquire and cancel outstanding warrants in exchange for shares of its common stock




Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       Hitox Corporation of America
         ____________
         (Registrant)


Date:  November 12, 1999    BERNARD A. PAULSON
       -----------------    ------------------
                            Bernard A. Paulson, President and CEO


Date:  November 12, 1999    CRAIG SCHKADE
       -----------------    ------------------
                            Craig Schkade, Chief Financial Officer
                            (Principal Financial and Accounting Officer)