Form 10KSB
period 1999-12-31
HITOX CORPORATION OF AMERICA
filed 2000-02-25
CIK 842295

FORM 10-KSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)
 [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

State issuer's revenues for its most recent fiscal year:  $11,582,720

State the aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 14, 2000, computed by reference to the closing sale price of the registrant's Common Stock on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market on such date: $4,675,431

Number of shares of the registrant's Common Stock outstanding as of February 14, 2000
                                  4,773,187

                    Documents incorporated by reference:

1. Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities
     Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held May 5, 2000, are incorporated by reference into Part III of this report.
2. Certain portions of the registrant's S-1 registration statement (File No. 33-25354) exhibits are incorporated by reference into
     Part IV of this report.

Transitional Small Business          Yes          No    X
Disclosure Format (check one):             ---         ---

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

   Hitox  Corporation of America ("Hitox" or the "Company")  is  a  specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments and pigment extenders used in the manufacture of paints, industrial coatings and plastics. The Company's principal product, HITOX (Registered trademark) (high grade titanium dioxide), is a unique color pigment with a high titanium dioxide content. Titanium dioxide is the primary pigment used by manufacturers of paints, plastics and paper to impart opacity and durability to the finished product. HITOX enjoys a unique marketing niche as a lower cost, high quality, buff color pigment that can replace some of the other color pigments and some or all of the white titanium dioxide in customer's formulations, providing significant cost savings. HITOX is chemically inert and non-toxic. HITOX accounted for 74% of net sales in both 1999 and 1998. The Company's strategy includes offering additional products to its HITOX customers. To this end, Hitox also manufactures and sells a line of barium sulfate pigment extenders under the brand name BARTEX (Registered trademark) , alumina trihydrate under the name HALTEX (Registered trademark) which is a filler used in plastics for its flame retardant properties, and sells iron oxide pigments under the name OSO (Registered trademark) which are used in primers, color concentrates and other specialty coatings for its color properties. The Company manufactures HITOX, BARTEX and HALTEX at its manufacturing facility located in Corpus Christi, Texas, U.S.A.

   The Company's products are currently marketed in the United States and in approximately 35 other countries. The Company sells its products through a network of direct sales representatives employed by the Company and independent stocking distributors in the United States, as well as distributors and agents overseas. The Company's former Malaysian subsidiary manufactures HITOX pigment under a licensing agreement and sells HITOX pigment in Asia and in Europe. Hitox receives royalties on sales made under this license agrrangement. The Company's sales representatives sell directly to end users and provide marketing support and guidance for the Company's independent distribution network. The Company has historically relied on an independent distributor network to sell its products, supported by an in-house sales staff.

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

   The proceeds of the public offering in 1988 were used to purchase, refurbish and operate a Malaysian synthetic rutile plant located in Ipoh, Malaysia (the "Plant"). The Plant is owned and operated by Malaysian Titanium Corporation Sdn. Bhd. ("MT"). The Company held a majority ownership position in MT until September 21, 1994, when it sold its entire 78.27% ownership interest to its minority partner, Airtrust International Corporation ("Airtrust") who simultaneously sold a majority interest to a Malaysian company. The Company had acquired and refurbished the Plant in an attempt to procure a long term, reliable, reasonably priced source of synthetic rutile, the vital raw material for producing HITOX pigment. Though the effort to refurbish the Plant was successful, the Plant output exceeded the Company's needs for synthetic rutile to produce HITOX pigment. The financial burden of supporting MT was not sustainable and the Company was forced to sell MT and recorded a loss on the sale in 1994. As part of the sale transaction, the Company entered into a supply agreement with MT, and MT continues to provide the Company with its vital raw material. See "Subsequent Event" on page 11 for information regarding the Company's plans to reacquire MT.

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

   HITOX,  a  light  buff-colored  titanium dioxide  pigment,  is  made  from synthetic rutile. The Company currently purchases all of its synthetic rutile from its former subsidiary MT. The Company sold its entire ownership interest in MT in 1994 to its minority partner. As part of the sale transaction, a supply agreement for the supply of synthetic rutile by MT to the Company (the "Supply Agreement") became effective December 15, 1994. The Supply Agreement had an initial term of five years and expired in December of 1999.

   A new five-year supply contract (the "New Supply Agreement") was executed with the existing supplier on September 28, 1999, and became effective on December 16, 1999. The New Supply Agreement has a take or pay arrangement but reduces the quantity of material the Company is required to purchase and continues with the pricing formula under the original Supply Agreement. The New Supply Agreement provides that either party may terminate the agreement with twelve months prior notice.

   BARTEX is produced from high grade barytes (barium sulfate) mined in China, India, Turkey and Mexico. The Company has not experienced and does not anticipate having difficulty in acquiring adequate supplies of this material. Alumina trihydrate, the raw material used to manufacture HALTEX is acquired domestically. Some tightening of the supplies of alumina trihydrate has occurred recently, though to this point the Company has not been adversely affected. The Company also has an adequate supply of products purchased from other companies for resale.

MANUFACTURING

HITOX Manufacturing Process

   HITOX is manufactured from synthetic rutile in a process which incorporates fluid energy milling. In this process, particles of synthetic rutile mechanically abrade each other to form the end product, which after other processing, including testing and quality control procedures, is collected for bagging and shipping. The Company currently uses five of its seven fluid energy milling lines to manufacture HITOX pigment at its Corpus Christi plant.

   The manufacturing process for producing HITOX is not simple and the details of the process and the operating parameters of the systems are not widely known. The HITOX manufacturing process is not patented.

Other Products

   BARTEX is a pigment extender or filler line which is used to increase the efficiency of titanium dioxide pigment required for a particular application and because of its high specific gravity to add weight and strength to the end product. The Company's best selling BARTEX product is produced using the fluid energy milling process using one dedicated fluid energy milling line.

   HALTEX  is  a  pigment filler line that is used primarily  for  its  flame retardant and smoke suppressant properties in plastics and coatings. The HALTEX product line is being expanded using some of the production technologies of the Company's other products. In 1999, one of the fluid energy milling lines was dedicated to the production of a small particle size HALTEX pigment.

   OSO iron oxides are pigments that are used for applications such as primers, pigment dispersions, color concentrates and other coatings. Iron oxide pigments are primarily used for their color contribution and opacity. The Company purchases OSO iron oxides from third parties for resale.

New Licensee

   A license agreement was executed in July of 1999 with MT for the production by MT of HITOX pigment in Malaysia. One fluid energy milling line was installed in Malaysia in 1999, with plans for a second line in 2000. The Company receives royalty payments on sales of HITOX pigment produced and sold by MT.

RESEARCH AND DEVELOPMENT

   A 5,000 square foot technical center was constructed at the Company's plant location in Corpus Christi, Texas in 1992, that houses process control, quality assurance, technical service, and research and development functions. The technical services group was expanded in 1998 and focused on customer service and development. The Company did not incur significant research and development expense in 1999.

MANAGEMENT

   Mr. Bernard Paulson, a director of the Company since 1992, was appointed President and Chief Executive Officer by the Board on June 1, 1999. Mr. Paulson had served as Acting Chief Executive Officer since November 1, 1998. Mr. Richard L. Bowers was appointed to the position of Executive Vice President/Director of Sales and Marketing on June 1, 1999. Mr. Kelso C. Brooks, Jr., the Company's Director of Technology since 1994, was appointed to the newly created position of Acting General Manager in late 1997, and was appointed Senior Vice President on March 3, 1998.

MARKETING AND CUSTOMERS

Sales and Marketing Department Organization

   The Company's sales effort is directed from Corpus Christi, Texas, with all personnel reporting to the Executive Vice President/Director of Sales and Marketing. The Company has five regional sales managers who live and work in their respective territories, which include the Eastern, Western, Southern, Southeastern and Southwestern United States. A sixth regional sales manager who lives near Houston was responsible for Asia until his retirement at the beginning of 1999. He will continue to act as a consultant for the Company. The Company's sales efforts for Asia are now directed by its licensee in Malaysia, MT.

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

Domestic Distributors and Agents

   The Company's products are currently marketed by 18 independent stocking distributors and one agent located in 18 states with a combined sales force of over 200 people. Domestic distributors accounted for approximately 28% of total net sales in 1999.

Foreign Distributors, Licensees and Agents

   There are approximately 19 independent distributors selling the Company's products abroad. The sales and marketing effort for all areas of the world except Europe, Israel and the Asia/Pacific region is directed from Corpus Christi, Texas. In 1997, the Company strengthened its relationship with its former subsidiary by appointing MT master distributor for the Asia/Pacific region, as well as Europe. MT has established a sales team which is responsible for managing the distributor relationships in individual countries in the region, as well as directing the overall sales and marketing effort. With the addition of a HITOX milling line in Malaysia in 1999 under a new license agreement, MT will both produce and sell HITOX pigment. Foreign sales through distributors accounted for approximately 4% of total net sales in 1999 and 1998.

Customers

   End use customers of the Company's products include, among others, such companies as PPG, Uponor, Dunn Edwards, J-M Manufacturing Co., The Sherwin-Williams Company, Morton International, and Formosa Plastics. The top 10
direct customers accounted for 42% of total net sales in 1999 and 39% of total sales in 1998. The direct foreign customers accounted for 10% of total net sales in 1999 and 7% of total net sales in 1998. The Company has historically maintained a relatively stable customer and distributor base.

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


          Estimated Geographic Distribution     1999        1998
          ---------------------------------   --------     --------
          (in thousands of dollars)
          United States                       $  9,956     $ 10,280
          Canada & Mexico                        1,329        1,186
          South & Central America                   86            2
          Asia-Australia                           181           79
          Africa-Middle East                        31          172
          Europe                                    --           28
                                              --------     --------
             Total                            $ 11,583     $ 11,747
                                              ========     ========

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

   Competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products. A number of these competitors are owned and operated by large diversified corporations. Many of these competitors, such as E.I. DuPont de Nemours & Co., Inc., Millenium Chemical Inc., Kerr-McGee Chemical Corporation and Kronos, Inc., have substantially greater financial and other resources, and their share of industry sales is substantially larger than the Company's.

   The primary competition for HITOX is white titanium dioxide pigment. However, HITOX historically has had a distinct price advantage compared to white titanium dioxide pigments. The domestic white titanium dioxide list price is approximately $1.01 per pound delivered while the truck load list price of HITOX, FOB Corpus Christi is $0.68 per pound. HITOX is primarily sold FOB plant, and white titanium dioxide manufacturers sell on a freight prepaid basis. Freight costs range from $0.01 to $0.05 per pound, depending on destination. During 1992, an imported buff-colored product was introduced in the domestic market by a domestic distributor. This direct competition is not believed to have had a material adverse impact on sales of HITOX to existing customers.

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

BACKLOG

   The Company normally manufactures its pigment products in anticipation of, and not in response to, customer orders and generally fills orders within a short time after receipt. Consequently, the Company seeks to maintain adequate inventories of its pigment products in order to permit it to fill orders promptly after receipt. As of February 14, 2000, the Company does not have a significant backlog of customer orders.

SEASONALITY

   The Company's pigment business has generally experienced higher sales during the second and third calendar quarters. This is associated with increased activity in construction and maintenance during warm weather which increases demand for materials which use pigments such as paints and plastic pipe.

PATENTS AND TRADEMARKS

   The Company currently holds no patents on the processes for manufacturing any of its products. Six of the Company's products, HITOX, BARTEX, HALTEX, OSO, UTOX and TITOX are marketed under names which have been registered with the United States Patent and Trademark Office. Efforts have also been made to register trademarks in certain foreign countries.

   EMPLOYEES

   As of December 31, 1999, the Company had a total of 50 full-time employees, all in the U.S. None of the Company's employees are currently covered by a collective bargaining agreement with a union.

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

     The Company operates a plant in Corpus Christi, Texas which manufactures HITOX, BARTEX, and HALTEX. The facility is located in the Rincon Industrial Park on approximately 14.86 acres of land, with 12.86 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres owned by the Company. The first lease, which covers 10 acres of the plant site, has a term of 30 years and expires in July 2017. The lease payment is subject to adjustment every 5 years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. The second lease with the Port, which covers 2.86 acres, was renewed for its final 5 year option term effective January 1, 1998. The Company has an agreement in principal with the Port to amend the current leases so that they expire no earlier than the year 2027. As part of that agreement, the Company intends to sell the parcel of land that it owns to the Port and enter into a new lease for that property that expires in the same year as the existing two leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS

     The names of the members of the Company's executive officers at December 31, 1999, each of whom is elected annually, are set forth below:

        Name          Age               Position             Hitox Since
        ----          ---               --------             -----------
Bernard Paulson        71   President and Chief                  1992
                            Executive Officer

Richard L. Bowers      57   Executive Vice President and         1999
                            Director of Sales and Marketing

Kelso C. Brooks, Jr.   52   Senior Vice President                1991

Craig Schkade          45   Chief Financial                      1989
                            Officer and Treasurer

Elizabeth Morgan       58   Secretary                            1988

     Bernard Paulson was appointed President and Chief Executive Officer by the Board on June 1, 1999. He has been a director of the Company since 1992. Mr. Paulson was Chief Executive Officer of Inspection Group, Inc. and is retired President of Koch Refining Company with over 40 years experience with other companies in the refining and petrochemical industries, including Kerr-McGee Corporation.

     Richard Bowers was appointed Executive Vice President/Director of Sales and Marketing on June 1, 1999. He joined Benilite in 1969 and was stationed in Singapore and Malaysia. In 1971 Mr. Bowers joined the staff of the Hitox Division of Benilite in Corpus Christi and was employed until the spin-off of the Company in 1980. From 1980 until 1994 he held positions of President, Chief Executive Officer and Chairman of the Board of the Company. From 1994 to June 1999, Mr. Bowers was a Director and Owner of Environmental Analytics, Inc., an environmental services business based in Houston, Texas. Mr. Bowers has a Bachelors of Arts degree from Furman University.

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

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company became a publicly owned company in December, 1988. Prior to that time, the Company's stock was not listed or traded on any stock exchange. From February 7, 1989, to February 10, 1995, the Company's common stock was listed and traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (Nasdaq) (symbol: HTXA), and since February 10, 1995, has been listed and traded on the Nasdaq SmallCap Market System. The table below sets forth the high and low closing sales price of the Company's common stock for the periods indicated, according to published sources.


          Quarter Ended  March 31  June 30  Sept. 30  Dec. 31
          -------------  --------  -------  --------  -------
            1999 High    $ 2.188   $ 3.313  $ 2.375   $ 2.000
                 Low       1.438     2.000    2.000     1.375

            1998 High      2.125     2.438    2.125     2.125
                 Low       1.469     1.688    1.000     1.250

   The reduction in net tangible assets occasioned by the sale of the Company's two foreign operating subsidiaries, MT and FME, along with annual net losses, required the Company's securities to be moved from the Nasdaq National Market System to the Nasdaq SmallCap Market System effective February 10, 1995.

   No cash dividends have ever been paid on the Company's Common Stock. The Company is prohibited from paying cash dividends under its loan agreement with Bank of America (formerly NationsBank, N.A.). (See Note 5 of Notes to Financial Statements.)

   The approximate number of holders of record of the Company's Common Stock as of December 31, 1999 was 101. In addition, there are approximately 750 beneficial shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net Sales: Net sales for 1999 were $11,582,720, a decrease of $164,314 or 1.4% compared with 1998 net sales of $11,747,034. Total 1999 sales of HITOX pigment accounted for 73.9% or $8,556,122 of total sales in 1999, a decrease of 2.1%, as compared with $8,736,653, or 74.4% of total sales in
1998. The decrease in HITOX pigment sales was partially offset by a 3% increase in the sale of BARTEX pigments. The Company's financial performance continues to be dependent on sales of the single product line, HITOX pigment.

   The Company's net sales in the U.S. decreased by 3.2%, to $9,955,616 in 1999 from $10,279,597 in 1998. Net sales for use in foreign countries increased by $159,667 or 10.9% to $1,627,104 in 1999, from $1,467,437 in
1998. Sales increased in 1999 to Mexico, South America and Asia compared with 1998.

   Cost of Sales: Total cost of sales in 1999 decreased $194,822 or 2.4% from 1998. Accompanying the lower 1999 sales volumes, production costs decreased in 1999 due to higher production volumes and a corresponding increase in finished goods inventory. Gross profit increased to 30.2% in 1999 compared with 29.6% for 1998.

   General, Administrative and Selling Expenses: Total general, administrative and selling expenses for 1999 were $2,606,791, an increase of $201,725 or 8.4%, compared with 1998. This increase is due primarily to higher selling expenses resulting from an increase in the number of sales and marketing employees in 1999. As a percentage of sales, these expenses were 22.5% in 1999, and 20.5% in 1998. Bad debt expense has been insignificant during both periods.

   Adjustment of Asset Held for Sale to Fair Market Value: In 1998 the Company consolidated all of its Corpus Christi personnel at its plant location and placed its former corporate headquarters building located in downtown Corpus Christi for sale. The Company recorded a charge of $90,600 in the fourth quarter of 1997 to reduce the building to fair value. An additional charge of $120,000 was recorded in the first quarter of 1998 based on an offer it accepted for purchase of the building. The sale of the building was completed on March 1, 1999, for approximately its carrying value.

   Interest  Income:   Interest  income was $88,745  in  1999  compared  with
$78,904 in 1998, an increase of 12.5% which resulted from higher daily cash balances in 1999 available for investment.

   Interest  Expense:   Interest expense in 1999 decreased  $45,909  compared
with 1998. The decrease was the result of pre-paying the Company's term note in the first quarter of 1999.

   Income Taxes: The Company has net operating loss and other carryforwards available to offset the Company's regular taxable income. However, the Company is subject to alternative minimum tax, and a provision for income tax of $17,000 was recorded in 1999 and $13,000 in 1998.

   Cash and Cash Equivalents: The balance in cash and cash equivalents increased $592,478 from the end of 1998 to the end of 1999. This increase was the result of positive cash flow from operations, net of cash used in investing and financing activities.

   Inventories: Inventories increased $1,185,490 from the end of 1998 to the end of 1999. The primary reason for the increase was required raw material purchases under a supply agreement with the Company's former subsidiary, Malaysian Titanium Corporation. Also contributing to the increase was planned higher finished goods inventory at year end 1999 as a precaution against year 2000 related production problems.

   Accounts Payable: The accounts payable increased $602,786 from the end of 1998 to the end of 1999. The increase is due primarily to an increase in raw material accounts payable for goods in transit.

   Notes  Payable  to  Banks:   There was no outstanding  balance  under  the
Company's bank line of credit at the end of 1998 or 1999.

   Accrued Expenses: The increase in accrued expenses of $51,671 from the end of 1998 to the end of 1999 is primarily the result of an increase in accrued inventory costs, primarily for ocean freight.

   Current Maturities of Long-term Debt: The Company prepaid one of its two term loans in the first quarter of 1998. The remaining term note was to mature at the end of 1999. The Company prepaid this remaining term note effective January 15, 1999, leaving the Company debt free.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has a strong balance sheet at the end of 1999, with significant cash and no debt. Working capital increased $1,440,939 or 21% to $8,306,506 at December 31, 1999 compared with $6,865,567 at December 31, 1998. In 1999, cash increased $592,478, with operating activities providing $1,009,378, while $51,688 was used in investing activities, and $365,212 was used in financing activities.

   The Company on an ongoing basis will finance its operations principally through cash flow generated by operations, through bank financing and through cash on hand. The Company has a continuing need for working capital to finance raw material purchases, primarily synthetic rutile, which is purchased under a supply agreement (the "Supply Agreement") with its former subsidiary, Malaysian Titanium Corporation. The Supply Agreement, which had an initial term of five years, expired in December 1999. A shipment is planned in the first quarter of year 2000 that will fullfill the Company's purchase obligations under the Supply Agreement.

   A new five-year supply contract (the "New Supply Agreement") was executed with the existing supplier on September 28, 1999, and became effective on December 16, 1999, with the same pricing formula as the original Supply Agreement. The New Supply Agreement is a take or pay arrangement but reduces the quantity of material the Company is required to purchase. The New Supply Agreement can be terminated by either party with one years prior notice.

   As discussed in the section titled "Subsequent Events" below, the Company may acquire a controlling ownership interest in MT, and up to 100% ownership of MT. Such a transaction could affect the purchases under the New Supply Agreement. MT's liquidity is dependent upon the purchases of SR by the Company. Any adjustment in the terms of the New Supply Agreement would consider the liquidity needs and resources of both MT and the Company, and would attempt to balance the needs of both companies.

   The Company has a loan agreement with Bank of America (the "Bank"), which provides the Company with a $2,000,000 line of credit. The Company had no balance outstanding under the line of credit during 1999. The loan agreement was renewed (the "Renewal") effective July 17, 1998, and reduced the interest rate from the Bank's prime rate plus 0.75% to the Bank's prime rate. The line of credit is secured by accounts receivable and inventory. The Renewal included one term loan which had a balance of $389,249 at December 31, 1998, an interest rate of 8.17%, and monthly payments of $31,415. The term loan was scheduled to mature in January 31, 2000, but was prepaid effective January 15, 1999. The Renewal expires on April 30, 2000 and the Company believes that a new agreement will be reached with the Bank or another bank on terms at least as favorable as the expiring agreement.

OTHER MATTERS

Inflation

   Inflation has not had a significant impact on the Company's business, and it is not expected to have a major impact in the foreseeable future.

Change in Management

   Mr. Bernard Paulson was appointed President and Chief Executive Officer by the Board on June 1, 1999. Prior to this appointment, Mr. Paulson had served in a part-time capacity as Acting Chief Executive Offcier since November 1, 1997. Mr. Richard L. Bowers was appointed Executive Vice President/Director of Sales and Marketing on June 1, 1999. Mr. Kelso C. Brooks, Jr., the Company's Director of Technology since 1994, was appointed to the newly created position of Acting General Manager in late 1997, and was appointed Senior Vice President on March 3, 1998.

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

Impact of the Year 2000

   In  prior  years,  the Company discussed the nature and  progress  of  its plans to become Year 2000 ready. The Company's primary computer system and most other peripheral equipment was substantially Year 2000 ready by the end
of  1998.  In 1999, the Company completed the testing of its systems.   As  a
result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company did not incur any
material  expense  in 1999 in connection with remediating its  systems.   The
Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

Subsequent Events

   On January 3, 2000, the Company signed a Memorandum of Understanding (Letter of Intent) with Megamin Ventures Sdn. Bhd. to acquire a controlling interest (up to 100% of the shares) in the Malaysian Titanium Corporation ("MT"), subject to completion of a satisfactory due diligence review, negotiation and execution of a definitive acquisition agreement between the parties, receipt of regulatory approvals and receipt of an appropriate fairness opinion. The parties are continuing efforts towards negotiating the terms of a definitive acquisition agreement.

   MT is the Company's sole supplier of Synthetic Rutile, the raw material for the Company's proprietary titanium pigment HITOXr. MT is also producing and selling HITOX pigment in Asia under a license from the Company.

   MT was previously a subsidiary of Hitox Corporation and was sold to Megamin Ventures Sdn Bhd and other investors in 1994. The acquisition provides the opportunity to control the raw material supply for the Company's primary product, HITOX pigment, and represents both a low cost production site for HITOX pigment and marketing opportunities outside the U.S. market.

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


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Information which will be contained under the caption "Election of Directors" in the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated by reference in response to this Item
9. See Item 4, Part I of this Form 10-KSB for the caption "Executive Officers" for information concerning executive officers.

ITEM 10.  EXECUTIVE COMPENSATION

   Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The discussion under the caption "Certain Transactions", which will be contained in the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, is incorporated herein by reference.


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

10.1(6)      Loan Agreement with NationsBank dated August 31, 1995
10.2(8)      First Amendment to Loan Agreement dated July 31, 1996
10.3(1)      Lease from Port of Corpus Christi Authority dated April 14,
             1987
10.4(1)      Lease from Port of Corpus Christi Authority dated January
             12, 1988 as amended on December 24, 1992
10.5(9)      Second Amendment to Loan Agreement with NationsBank dated
             July 17, 1998
10.6(1)      Summary Plan Description for the Hitox Profit Sharing Plan &
             Trust
21           Subsidiaries of Registrant:  No significant subsidiaries
23           Consent of Ernst & Young LLP
24           Supply Agreement with Malaysian Titanium Corporation
             Sdn. Bhd. dated September 28, 1999

_________________________________

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.
(2) Incorporated by reference to the 1991 Form 10-K.
(3) Incorporated by reference to the Form 8-K dated June 15, 1992.
(4) Incorporated by reference to the 1994 Form 10-KSB.
(5) Incorporated by reference to the March 31, 1995 Form 10-QSB.
(6) Incorporated by reference to the September 30, 1995 Form 10-QSB.
(7) Incorporated by reference to the 1995 Form 10-KSB.
(8) Incorporated by reference to the June 30, 1996 Form 10-QSB.
(9) Incorporated by reference to the 1998 Form 10-KSB.


(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HITOX CORPORATION OF AMERICA
                                   (Registrant)

                               By             BERNARD A. PAULSON
                                    -------------------------------------
Date:  February 25, 2000            (Bernard A. Paulson, President & CEO)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        Signatures         Capacity with the Company         Date
        ----------         -------------------------         ----

    BERNARD A. PAULSON           President and         February 25, 2000
--------------------------  Chief Executive Officer
   (Bernard A. Paulson)             Director


      CRAIG SCHKADE         Chief Financial Officer    February 25, 2000
--------------------------       and Treasurer
     (Craig Schkade)        (Principal Financial and
                              Accounting Officer)

 CHRISTOPHER J. McGOUGAN     Chairman of the Board     February 25, 2000
--------------------------
(Christopher J. McGougan)

    RICHARD L. BOWERS       Executive Vice President   February 25, 2000
--------------------------        and Director
   (Richard L. Bowers)

    W. CRAIG EPPERSON               Director           February 25, 2000
--------------------------
   (W. Craig Epperson)

     THOMAS W. PAUKEN               Director           February 25, 2000
--------------------------
    (Thomas W. Pauken)

                        HITOX CORPORATION OF AMERICA

                        ANNUAL REPORT ON FORM 10-KSB

                                   ITEM 7



INDEX TO FINANCIAL STATEMENTS



                                                                      Page
                                                                      ----
Hitox Corporation of America

    Report of Independent Auditors                                     23

    Balance Sheets - December 31, 1999 and 1998                        24

    Statements of Income - Years ended December 31, 1999 and 1998      26

    Statements of Shareholders' Equity-Years ended
       December 31, 1999 and 1998                                      27

    Statements of Cash Flows-Years ended December 31, 1999 and 1998    28

    Notes to Financial Statements                                      29

                Report of Ernst & Young Independent Auditors



Board of Directors and Shareholders
Hitox Corporation of America
Corpus Christi, Texas


   We have audited the accompanying balance sheets of Hitox Corporation of America as of December 31, 1999 and 1998, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hitox Corporation of America at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.




ERNST & YOUNG LLP


San Antonio, Texas
February 18, 2000

                        HITOX CORPORATION OF AMERICA
                               BALANCE SHEETS

                                                   December 31,
                                           ----------------------------
                                               1999            1998
                                           ------------    ------------
                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                $  2,329,877    $  1,737,399
  Receivables:
    Trade accounts receivable; no
      allowance for doubtful accounts
      considered necessary                    1,333,680       1,310,663
    Other                                        11,802          40,258
                                           ------------    ------------
      Total Receivables                       1,345,482       1,350,921
  Inventories                                 6,489,840       5,304,350
  Other current assets                           41,937          44,869
                                           ------------    ------------
      Total current assets                   10,207,136       8,437,539

PROPERTY, PLANT AND EQUIPMENT, net            2,709,868       2,502,748
ASSET HELD FOR SALE                                  --         651,055
OTHER ASSETS                                     43,200          25,175
                                           ------------    ------------
                                           $ 12,960,204    $ 11,616,517
                                           ============    ============



                           See accompanying notes

                        HITOX CORPORATION OF AMERICA
                               BALANCE SHEETS

                                                   December 31,
                                           ----------------------------
                                               1999            1998
                                           ------------    ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                         $    578,224    $    196,123
  Accounts payable - MT                         810,920         590,235
  Accrued expenses                              511,486         396,365
  Current maturities of long-term debt               --         389,249
                                           ------------    ------------
      Total current liabilities               1,900,630       1,571,972

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock $.01 par value:
    authorized, 5,000,000 shares;
    no shares outstanding                            --              --
  Common stock $.25 par value:
    authorized, 10,000,000 shares;
    4,773,187 shares outstanding at
    12/31/99;  and  4,657,487 shares
    outstanding after deducting 88,240
    shares held in treasury at 12/31/98       1,193,297       1,186,432
  Additional paid-in capital                 14,315,410      14,341,193
  Accumulated deficit                        (4,449,133)     (5,440,125)
                                           ------------    ------------
                                             11,059,574      10,087,500
  Less:  cost of treasury stock                      --         (42,955)
                                           ------------    ------------
      Total shareholders' equity             11,059,574      10,044,545
                                           ------------    ------------
                                           $ 12,960,204    $ 11,616,517
                                           ============    ============




                           See accompanying notes

                        HITOX CORPORATION OF AMERICA
                            STATEMENTS OF INCOME


                                               Years Ended December 31,
                                            -------------------------------
                                                1999               1998
                                            -------------     -------------
NET SALES                                   $  11,582,720     $  11,747,034
COSTS AND EXPENSES:
  Cost of sales                                 8,080,883         8,275,705
  General, administrative
    and selling expenses                        2,606,791         2,405,066
  Adjustment of asset held for sale
    to fair market value                               --           120,000
                                            -------------     -------------
OPERATING INCOME                                  895,046           946,263

OTHER INCOME  (EXPENSE):
  Interest expense                                 (3,853)          (49,762)
  Interest income                                  88,745            78,904
  Other, net                                       28,054             7,728
                                            -------------     -------------
INCOME BEFORE INCOME TAX                        1,007,992           983,133

  Current income tax expense                       17,000            13,000
                                            -------------     -------------
NET INCOME                                  $     990,992     $     970,133
                                            =============     =============

Earnings per Common Share
  Basic                                     $        0.21     $        0.21
                                            =============     =============

  Diluted                                   $        0.21     $        0.21
                                            =============     =============

Weighted average common shares and
  equivalents outstanding
  Basic                                         4,718,093         4,657,487
                                            =============     =============
  Diluted                                       4,765,002         4,688,374
                                            =============     =============


                           See accompanying notes

                          HITOX CORPORATION OF AMERICA
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                           COMMON STOCK       ADDITIONAL                TREASURY STOCK
                       --------------------    PAID-IN   ACCUMULATED   ------------------
                        SHARES     AMOUNT      CAPITAL     DEFICIT      SHARES    AMOUNT      TOTAL
                       --------- ---------- ------------  ------------ -------- ---------  -----------
BALANCE AT
  JANUARY 1, 1998      4,745,727 $1,186,432 $14,341,193   $(6,410,258)   88,240 $(42,955)  $ 9,074,412

  Net Income                  --         --          --       970,133        --       --       970,133
                       --------- ---------- -----------   -----------   -------  -------   -----------
BALANCE AT
  DECEMBER 31, 1998    4,745,727  1,186,432  14,341,193    (5,440,125)   88,240  (42,955)   10,044,545

  Issuance of shares
   in exchange
   for warrants           11,760      2,940      (2,940)           --        --       --            --

  Issuance of treasury
   stock in exchange
   for warrants               --         --     (42,955)           --   (88,240)  42,955            --

  Exercise of
   stock options          15,700      3,925      20,112            --        --       --        24,037

  Net Income                  --         --          --       990,992        --       --       990,992
                       --------- ---------- -----------   -----------   -------  -------   -----------
BALANCE AT
  DECEMBER 31, 1999    4,773,187 $1,193,297 $14,315,410   $(4,449,133)       --  $    --   $11,059,574
                       ========= ========== ===========   ===========   =======  =======   ===========

                             See accompanying notes

                        HITOX CORPORATION OF AMERICA
                           STATEMENTS OF CASH FLOW

                                                Years Ended December 31,
                                               ----------------------------
                                                   1999            1998
                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   990,992      $   970,133
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation                                   505,877          522,337
    Gain on sale of property,
      plant and equipment                          (10,255)          (1,799)
    Adjustment of asset held for sale
      from cost to fair market value                    --          120,000
    Other assets                                   (18,025)           2,409
 Changes in working capital:
    Receivables                                      5,439         (245,600)
    Inventories                                 (1,185,490)        (404,778)
    Other current assets                             2,932          (13,907)
    Accounts payable and accrued expenses          717,907           41,344
                                               -----------      -----------
        Net cash provided by
          operating activities                   1,009,377          990,139

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (718,076)        (332,078)
  Proceeds from sales of property,
    plant and equipment                            666,389            2,125
                                               -----------      -----------
    Net cash used in investing activities          (51,687)        (329,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                      (389,249)        (642,429)
  Proceeds from the issuance of common stock
    and exercise of common stock options            24,037               --
                                               -----------      -----------
    Net cash used in financing activities         (365,212)        (642,429)

NET INCREASE IN CASH AND CASH EQUIVALENTS          592,478           17,757
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR      1,737,399        1,719,642
                                               -----------      -----------
CASH AND CASH EQUIVALENTS END OF YEAR          $ 2,329,877      $ 1,737,399
                                               ===========      ===========
Supplemental cash flow disclosures:
   Income taxes paid                           $    17,000      $    13,000
   Interest paid                                     3,853           49,762


                           See accompanying notes

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

   Hitox Corporation of America ("Hitox" or the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings and plastics. Until their sale in September 1994, the Company's subsidiaries included Malaysian Titanium Corporation Sdn. Bhd ("MT") and Fluid Minerals Espanola, S.A. ("FME"). MT, located in Ipoh, Malaysia, manufactures synthetic rutile which is sold to the Company as a raw material for the manufacture of its principal product. MT is also a master distributor for HITOX pigment in the Asia/Pacific region, as well as Europe. MT has established a sales team which is responsible for managing the distributor relationships in individual countries in the region, as well as directing the overall sales and marketing effort. In 1999, MT and the Company entered into a license agreement under which MT will produce HITOX pigment using the fluid energy milling process. MT began producing HITOX pigment in the third quarter of 1999.

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

Revenue Recognition

   Sales are recognized when the product is shipped and customers have no right of return. The Company's pigment business has generally experienced higher sales during the second and third calendar quarters, due to increased activity in construction and maintenance during warm weather and the associated increase in demand for materials which use pigments such as paints and plastic pipe. The Company's principal product line, HITOX pigments, accounted for 73.9% and 74.4% of total sales in 1999 and 1998, respectively.

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

Earnings Per Share

   Basic earnings per share is based on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share reflects the effect of all dilutive items.

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

Cost of Computer Software

   In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed For or Obtained for Internal use. SOP 98-1 requires the Company to expense training costs incurred in connection with developing or obtaining internal software. The adoption of this SOP on January 1, 1999 did not have an effect on the net income or earnings per share for the twelve months ended December 31, 1999.

2. INVENTORIES

   A summary of inventories follows:
                                                 December 31,
                                           --------------------------
                                              1999           1998
                                           -----------    -----------
Raw materials                              $ 5,229,330    $ 4,694,575
Work in progress                                92,044         72,627
Finished goods                               1,085,238        434,650
Supplies                                        83,228        102,498
                                           -----------    -----------
Total Inventories                          $ 6,489,840    $ 5,304,350
                                           ===========    ===========

   See Note 10 regarding purchase commitments for synthetic rutile.

3. PROPERTY, PLANT AND EQUIPMENT

   Major classifications and expected lives of property, plant and equipment are summarized below:


                                                         December 31,
                                 Expected           -----------------------
                                   Life                1999         1998
                               ------------         ----------   ----------
Land and Office building         35 years           $   42,922   $   42,922
Production facilities          10, 20 years          3,943,342    3,383,687
Machinery and equipment         5, 7 years           4,182,094    4,103,420
Furniture and fixtures    3, 5, 7, 10, 20 years        738,170      666,289
                                                    ----------   ----------
Total                                                8,906,528    8,196,318
Less accumulated depreciation                       (6,196,660)  (5,693,570)
                                                    ----------   ----------
Property, Plant and Equipment, net                  $2,709,868   $2,502,748
                                                    ==========   ==========

   The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ending December 31, 1999 and December 31, 1998 were $505,877, and $522,337, respectively.

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

   In 1998 the Company consolidated all of its Corpus Christi personnel at its plant location and placed its former corporate headquarters building located in downtown Corpus Christi for sale. The Company recorded a charge of $90,600 in the fourth quarter of 1997 to reduce the building to fair value. An additional charge of $120,000 was recorded in the first quarter of 1998 based on an offer it accepted for purchase of the building. The sale of the building was completed on March 1, 1999, for approximately its carrying value.

5. LONG-TERM DEBT AND NOTES PAYABLE TO BANKS

   A summary of long-term debt follows:
                                                        December 31,
                                                   -----------------------
                                                      1999         1998
                                                   ---------     ---------
8.17% term note payable to a U.S. bank,
incorporated into the Loan
Due January 31, 2000, principal balance
prepaid January 15, 1999                           $      --     $ 389,249
                                                   ---------     ---------
Total                                                     --       389,249
Less current maturities                                   --       389,249
                                                   ---------     ---------
Total long-term debt                               $      --     $      --
                                                   =========     =========

   The Company has a loan agreement with Bank of America, (the "Bank"), which provides the Company with a $2,000,000 line of credit. The Company had no balance outstanding under the line of credit during 1999. The loan agreement was renewed (the "Renewal") effective July 17, 1998. The Renewal matures on April 30, 2000, with an interest rate of the Bank's prime rate. The line of credit is secured by accounts receivable and inventory. The Renewal included one term loan, which had a balance of $389,249 at December 31, 1998, an interest rate of 8.17%, and monthly payments of $31,415. The term loan was scheduled to mature on January 31, 2000, but was prepaid effective January 15, 1999. The Company is prohibited from paying dividends without the prior approval of the Bank.

6. INCOME TAXES

   A reconciliation between the Company's effective tax rate and the Federal statutory rate on earnings is as follows:
                                                         December 31,
                                                   ----------------------
                                                      1999         1998
                                                   ---------    ---------
Expense computed at statutory rates                $ 342,717    $ 334,265
Other, net                                             7,790        4,986
Change in valuation allowance                      ( 333,507)   ( 326,251)
                                                   ---------    ---------
                                                   $  17,000    $  13,000
                                                   =========    =========

   Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1999 and 1998 are as follows:
                                                      December 31,
                                               ------------------------
                                                   1999          1998
                                                 Rounded       Rounded
                                               -----------   -----------
Deferred Tax Liabilities:
------------------------
Book - tax difference of U.S. property,
  plant & equipment                            $  136,400    $  156,300
                                               ----------    ----------
     Total deferred liabilities                   136,400       156,300
                                               ----------    ----------
Deferred Tax Assets:
-------------------
Net operating loss carryforwards                3,430,300     3,743,600
Alternative minimum tax credit carryforward        64,700        58,300
Other deferred assets                              38,200        84,900
                                               ----------    ----------
     Total deferred assets                      3,533,200     3,886,800
                                               ----------    ----------
Net deferred tax assets before
  valuation allowance                           3,396,800     3,730,500
                                               ----------    ----------
Valuation allowance                            (3,396,800)   (3,730,300)
                                               ----------    ----------
Net deferred tax liability                     $       --    $       --
                                               ==========    ==========

   As   of  December  31,  1999,  the  Company  has  a  net  operating   loss
carryforward of $10,100,000, which expires in 2009.

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

   In addition, during 1991, 75,000 non-qualified stock options were granted to the officers of the Company at an exercise price of $9.75 per share which expired during 1998. There also were 3,000 non-qualified stock options granted in 1989 at $9.00, which expired in 1996. During 1995, another 50,000 options were issued outside the plan at an exercise price of $2.625. In 1999 an additional 75,000 options were issued outside the Plan at an exercise price of $2.125.

   Exercise prices on options outstanding at December 31, 1999 ranged from $1.531 to $10.625 per share. The weighted-average remaining contractual life of those options is 8.25 years. The number of options exercisable at
December   31,   1999  and  December  31,  1998  was  277,000  and   219,475,
respectively. In 1998 the Board of Directors offered employees the opportunity to have their existing options reissued at a lower price in order to restore the incentive represented by the options. The options were reissued at the market price of $1.531 on March 3, 1998. Most employees who chose to have their options reissued forfeited options which were immediately exercisable in exchange for options subject to a multi-year vesting schedule. Of the total of 223,500 options shown granted in 1998 in the table below, 196,400 were forfeited by employees and then reissued effective March 3, 1998.

   The following table summarizes certain information regarding stock options granted:

                                                  Options
                                 ------------------------------------------
                                               Weighted
                                                Average
                        Total                  Exercise        Range of
                      Reserved   Outstanding     Price     Exercise Prices
                      --------   -----------  ----------  -----------------
Balances at
  December 31, 1997     675,000     426,275     $5.041     $1.750 - $10.625

      Granted                --     223,500     $1.567     $1.531 - $ 2.063
      Forfeited              --    (279,500)    $5.570     $1.531 - $ 9.750
                        -------     -------
Balances at
  December 31, 1998     675,000     370,275     $2.530     $1.531 - $10.625

      Granted            75,000     257,200     $2.264     $2.000 - $ 2.921
      Exercised              --     (15,700)    $1.531          $1.531
      Forfeited              --    (110,375)    $4.047     $1.531 - $10.625
                        -------     -------
Balances at
  December 31, 1999     750,000     501,400     $2.095     $1.531 - $10.625
                        =======     =======

   Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1999, respectively: risk-free interest rates of 5.73% and 5.88%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock of .576 and .596; and a weighted-average expected life of the option of 5 years in 1998 and in 1999. The weighted-average fair value of options granted during 1999 was $1.54.

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

   For  purposes  of pro forma disclosures, the estimated fair value  of  the
options  is  amortized  to  expense over the options'  vesting  period.   The
Company's pro forma information follows:

                                           1999        1998
                                         ---------   ---------
         Pro forma net income            $ 802,481   $ 822,605
         Pro forma earnings per share
         Basic                           $    0.17   $    0.18
         Diluted                         $    0.17   $    0.18

Stock Warrants

   During  the  year,  warrants to purchase 100,000 shares  of  common  stock expired. In addition, the Company issued 100,000 shares of it common stock in exchange for the 1,111,111 outstanding warrants which were scheduled to expire on June 15, 2000. The shares issued included 88,240 shares which were held in Treasury.

   In connection with all of the Company's stock options, 750,000 shares of the Company's common stock have been reserved.

8. PROFIT SHARING PLAN

   The Company has a profit sharing plan that covers all employees. Contributions to the plan are determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes. For the year ended December 31, 1999, the Company contributed $51,356 to the profit sharing plan and $51,183 for the year ended December 31, 1998.

   The Company also offers a 401(k) savings plan administered by an investment services company. Employees are eligible to participate in the plan after completing six months of service with the Company. The Company matches contributions up to 2% of the employee's eligible earnings or $400 per year, which ever is greater. Total Company contributions to the 401(k) plan for the years ended December 31, 1999 and 1998 were $32,354 and $14,795, respectively.

9. CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted earnings per share:
                                                        1999         1998
                                                      ---------    ---------
NUMERATOR:

     Net Income                                       $ 990,992    $ 970,133

     Numerator for basic earnings per share  -
       income available to common stockholders          990,992      970,133
                                                      ---------    ---------
     Effect of dilutive securities                           --           --
                                                      ---------    ---------
     Numerator for diluted earnings per share -
       income available to common stockholders
       after assumed conversions                      $ 990,992    $ 970,133
                                                      =========    =========
DENOMINATOR:
     Denominator for basic earnings per share  -
       weighted-average shares                        4,718,093    4,657,487

     Effect of dilutive securities
       Employee stock options                            46,909       30,887
                                                      ---------    ---------

Dilutive potential common shares                         46,909       30,887
                                                      ---------    ---------
     Denominator for diluted earnings per share  -
       adjusted weighted-average shares
       and assumed conversions                        4,765,002    4,688,374
                                                      =========    =========
EARNINGS PER COMMON SHARE:

     Basic                                            $    0.21    $    0.21
                                                      =========    =========
     Diluted                                          $    0.21    $    0.21
                                                      =========    =========

   Excluded from the calculation of diluted earnings per share were a total of 317,200 options and warrants in 1999 and 1,360,486 in 1998. The options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

10.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments

   The Company sold its entire ownership interest in its Malaysian subsidiary in 1994. As part of that transaction, the Company entered into an agreement for the supply of synthetic rutile by MT to the Company (the "Supply Agreement") which became effective December 15, 1994. The Supply Agreement expired in December of 1999. The fifth year purchase commitment will be completed with the first shipment in 2000, as mutually agreed between the Company and MT, thereby satisfying the 1999 purchase requirement of $4,257,330. The Company's 1998 purchases from MT totaled $4,310,773.

   The second negotiated price adjustment under the Supply Agreement, effective for orders placed in 1998, resulted in a price decrease compared with orders placed in 1997 due to favorable exchange rates and other adjustments. For orders placed in 1999, the final year of the Supply Agreement, the Company negotiated an additional price decrease.

   A new five-year supply contract (the "New Supply Agreement") was executed with the existing supplier on September 28, 1999, and became effective on December 16, 1999 and continues with the pricing formula used under the original contract. The New Supply Agreement has a take or pay arrangement but reduces the quantity of material the Company is required to purchase compared with the agreement that expired.

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

Leases

   The Company operates a plant in Corpus Christi, Texas. The facility is located in the Rincon Industrial Park on approximately 13 acres of land leased under non-cancelable operating leases from the Port of Corpus Christi Authority (the "Port"). The first lease, which covers 10 acres of the plant site, has a term of 30 years and expires in July 2017. The lease payment is subject to adjustment every 5 years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. The second lease with the Port, which covers 2.86 acres, was renewed for its final 5 year option term effective January 1, 1998. The Company has an agreement in principal with the Port to amend the current leases so that they expire no earlier than the year 2027. As part of the agreement, the Company intends to sell the parcel of land that it owns to the Port and enter into a new lease for that property that expires in the same year as the existing leases.

   Minimum future rental payments under these leases as of December 31, 1999 are as follows:

   Years Ending December 31,
   ------------------------
          2000                                $  53,400
          2001                                   53,400
          2002                                   53,400
          2003                                   24,000
          2004                                   24,000
          Later years                           300,000
                                              ---------
          Total minimum lease payments        $ 508,200
                                              =========

   Rent expense under these leases was $53,400 per year during 1999 and 1998. It is expected that as these leases expire, the Company will renew or replace them with leases on similar assets, at potentially higher rates.

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

11.  PRINCIPAL CUSTOMER INFORMATION AND EXPORT SALES

   One customer provided 18.6% and 16% of total revenue during the years ended December 31, 1999 and 1998, respectively. No other customer provided 10% or more of total revenue during those years.

   Revenues from export sales were as follows:

                                      Years Ended December 31,
                                    ----------------------------
       Geographic Region                 1999            1998
       -----------------            ------------    ------------
       Canada and Mexico            $  1,328,573    $  1,186,335
       South and Central America          86,540           1,575
       Asia- Australia                   180,796          78,690
       Africa-Middle East                 31,195         172,356
       Europe                                 --          28,481
                                    ------------    ------------
       Total                        $  1,627,104    $  1,467,437
                                    ============    ============

   The Company sells its products both directly to end-users and to distributors. The top 10 direct customers accounted for 42% of total net sales in 1999 and 39% in 1998. Domestic distributors accounted for approximately 28% of total net sales in 1999 and 30% in 1998.

12.  SUBSEQUENT EVENTS

   On January 3, 2000, the Company signed a Memorandum of Understanding (Letter of Intent) with Megamin Ventures Sdn. Bhd. to acquire a controlling interest (up to 100% of the shares) in the Malaysian Titanium Corporation ("MT"), subject to completion of a satisfactory due diligence review, negotiation and execution of a definitive acquisition agreement between the parties, receipt of regulatory approvals and receipt of an appropriate fairness opinion. The parties are continuing efforts towards negotiating the terms of a definitive acquisition agreement.

   MT is the Company's sole supplier of Synthetic Rutile, the raw material for the Company's proprietary titanium pigment HITOXr. MTC is also producing and selling HITOX pigment in Asia under a license from the Company.

   MT was previously a subsidiary of Hitox Corporation and was sold to Megamin Ventures Sdn Bhd and other investors in 1994. The acquisition provides the opportunity to control the raw material supply for the Company's primary product, HITOX pigment, and represents both a low cost production site for HITOX pigment and marketing opportunities outside the U.S. market.

                              INDEX TO EXHIBITS



 Exhibit No.                         Item                          Page
 -----------                         ----                          ----

     23        Consent of Ernst & Young LLP                         43

     24        New Supply Agreement with Malaysian Titanium         44
               Corporation Sdn. Bhd. Dated September 28, 1999

     27        Financial Data Schedule                              59

                                 EXHIBIT 23



                        CONSENT OF ERNST & YOUNG LLP
                            INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-39755) pertaining to the 1990 Incentive Plan for Hitox Corporation of America of our report dated February 18, 2000, with respect to the financial statements of Hitox Corporation of America included in the Form 10-KSB for the year ended December 31, 1999.


ERNST & YOUNG LLP

San Antonio, Texas
February 25, 2000

                              SUPPLY AGREEMENT


THIS AGREEMENT is made the 28th day of September, 1999.

                                   Between

HITOX CORPORATION OF AMERICA, a company incorporated under the laws of Delaware, United States of America and having its business address at 722 Burleson Street, Corpus Christi, Texas 78402, United States of America (hereinafter called the "Purchaser") of the one part;

                                     And

MALAYSIAN TITANTIUM CORPORATION SDN BHD, a company incorporated in Malaysia and having its business address at 4-1/2Mile Jalan Lahat, 30200 Ipoh in the State of Perak, Malaysia (hereinafter called the "Seller") of the other part.

WHEREAS

(1) The Seller is in the business of manufacturing synthetic rutile (hereinafter referred to as the "Product") at its plant located at 4-1/2 Mile Jalan Lahat, 30200 Ipoh, Perak, Malaysia (hereinafter referred to as the "Plant").

(2) The Purchaser is in the business of manufacturing, inter alia, a buff colored titanium dioxide pigment called HITOX (Registered trademark), and requires the Product in its manufacturing process.

(3) The Purchaser desires to purchase the Product from the Seller and the Seller has agreed to sell the same subject to and upon the terms and conditions hereinafter appearing.

NOW IT IS HEREBY AGREED as follows:

1.  CONSIDERATION

In consideration of the sum of One United States Dollar (USD1.00) only now paid by the Seller to the Purchaser (the receipt of which the Purchaser hereby  acknowledges)  the Seller hereby agrees to  sell  and  the  Purchaser hereby agrees to purchase from the Seller, the Product subject to and upon the terms and conditions set out herein for a period of five (5) years (hereinafter referred to as the "Principal Period") commencing from December 16, 1999, and thereafter from year to yar unless terminated in accordance with Clause 14 hereof. The Purchaser or Seller may terminate this Supply Agreement at any time during the Term of the Agreement with twelve (12) months' written notice.

2.  PURCHASER'S COVENANT TO BUY

During the subsistence of this Agreement, the Purchaser shall purchase the Product exclusively from the Seller for the term of this Agreement provided always that the Purchaser shall be entitled to purchase test quantities of synthetic rutile from third parties for sampling and testing purposes. The Purchaser agrees to share with the Seller pertinent information learned from such purchases so long as it does not breach any confidentiality agreements.

3.  SPECIFICATIONS

The Product shall be manufactured in accordance with the specifications set by the Purchaser, details of which are set out in the First Schedule hereto. Product to be pre-approved by Purchaser before shipment.

4.  QUANTITIES

4.1 The Purchaser guarantees that it shall purchase the minimum quantity of 6,000 MT per annum from the Seller during Principal Period of this Agreement (hereinafter the minimum amount required to be purchased by the Purchaser under this Agreement shall be referred to as the "Purchaser's minimum annual quantity").

4.2 During the subsistence of this Agreement, the Seller guarantees that it shall have available for sale to the Purchaser a minimum quantity of 12,000 MT per annum (hereinafter referred to as the "Seller's minimum annual quantity") commencing from the date of this Agreement and shall not be required to supply more than the Seller's minimum annual quantity unless the Seller at its sole and absolute discretion opts to do otherwise.

The parties hereto agree that the Purchaser's minimum quantity of the Product referred to in Clause 4.1 hereof shall be in the approximate proportion of 90% "Standard" grade and 10% "Ultralight" grade. The Purchaser may change the proportion of the "Standard" versus "Ultralight" grades by giving notice in sufficient time to the Seller to enable the Seller to produce the required quantities provided that such change in the proportion shall be mutually agreed upon.

In the event that that the Purchaser shall wish to purchase a quantity in excess of the Purchaser's minimum annual quantity during the term of this Agreement, the Purchaser shall purchase the excess amount from the Seller at prices to be mutually agreed upon provided that the obligation of the Purchaser to purchase from the Seller any amount in excess of the Purchaser's minimum annual quantity shall be on a "meet or release" basis, that is to say if the Purchaser is able to obtain an offer from a third party to purchase synthetic rutile similar in quality (in terms of the Purchaser's ability to use the alternative synthetic rutile in place of the Product) in quantities at least equal to the amount required by the Purchaser at a price lower than that offered by the Seller and otherwise on terms not less favorable than those of the Seller hereunder, and if the Purchaser notifies the Seller of its interest in such offer and produces satisfactory evidence thereof, the Seller shall meet such lower price or will release the Purchaser from its obligations to purchase the Product exclusively from the Seller during the term of the offer.

5.  SUPPLY PRICE

5.1 The supply price of the Product on f.o.b. (Incoterms 1994) Malaysian port basis in this Agreement shall be determined annually using the formula set out in the Second Schedule hereto. The Seller hereby undertakes to give the Purchaser a minimum of four (4) weeks' written notification of any revised supply price before implementation of the same.

5.2 In the event that the Purchaser shall require quantities in excess of the Purchaser's minimum quantity of the Product referred to in Clause
     4.1 in this Agreement, the Purchaser shall give the Seller eight (8) weeks notice of its requirements for such excess amount provided that the supply price shall be determined in the following manner:

5.2.1 During the Principal Period, the supply price for the said excess amount of the Product shall be separately negotiated and agreed to between the parties hereto provided that such supply price agreed upon shall apply only in respect of the said excess amount; and

5.2.2 For the years subsequent to the Principal Period, the supply price for the entire quantity of the Product shall be negotiated and agreed to between the parties hereto.

6.  DELIVERY/INSPECTION PRIOR TO SHIPMENT

6.1 The Purchaser shall forward to the Seller every Year a forecast master schedule with the preestimates of the supply of the Product required from the Seller for the year which schedule shall be updated by the Purchaser from time to time. To ensure to the extent feasible that delivery of the Product shall result in an even flow of deliveries of the Product consistent with the Seller's production schedules, the Purchaser shall confirm on or before the tenth (10th) day bimonthly (once every two months) and shall furnish written shipping instructions for the quantity required during the next succeeding months provided always that the Purchaser shall not order more than 2,500 MT each bimonthly period unless otherwise agreed to between the parties. The parties hereto agree that shipments of the Product shall be in bulk and the Purchaser need not take delivery of the Product bimonthly provided that where the Purchaser has confirmed the amount required but has not taken delivery, any storage costs incurred by the Seller shall be borne by the Purchaser. It is hereby agreed between the parties that if the Purchaser fails to take any such bimonthly amount its total purchase obligation shall not be reduced unless the Seller elects to cancel the quantity not taken. Upon agreement by Purchaser and Seller, a bulk shipment of about 3,000 MT to 5,000 MT in the "hold" of a ship may be scheduled from time to time.

6.2 Prior to issuing the Quality Certificates in respect of each consignment of the Product to be shipped to the Purchaser, the Seller shall courier to the Purchaser or the Purchaser's representative samples of the Product to enable the Purchaser to test and confirm that the Product is in order prior to shipment but in no case shall the samples be later than fourteen (14) days prior to the scheduled date of shipment. Prior to the scheduled date of shipment, the Purchaser shall inform the Seller of the results or as soon as possible after the receipt of the samples, in any case, no later than seven (7) days after receipt. If the Product does not meet Purchaser's specifications, then Seller shall not ship the Product but shall properly remedy the Product to meet Purchaser's required specifications at Seller's expense.

6.3 The Seller shall issue the Quality Certificates for each shipment confirming that the Product is in accordance with the Specifications as set out in First Schedule.

7.  FAILURE TO PURCHASE GUARANTEED QUANTITIES

7.1 In the event that the Purchaser's offtake shall fail to meet the minimum quantity as stated in Clause 3.1 hereof, the Purchaser shall be liable to pay as agreed liquidated damages to the Seller, and the quantum of damages shall be calculated as follows:

7.1.1 in the event that the Seller is forced to sell the quantity of the shortfall of the Purchaser's minimum quantity to a third party at a lower price than the supply price as setforth under the provisions of Clause 5 hereof (having made all reasonable attempts to sell the same at a higher price), the measure of damages shall be the difference between the supply price specified in Clause 5 and the sale price to the third party multiplied by the quantity of the shortfall (or a part thereof) sold to the third party;

7.1.2 in the event that the Seller is unable, having made all reasonable attempts to do so, to sell the quantity of the shortfall (or a part thereof) to a third party, the measure of damages shall be the supply price (as determined under the provisions of Clause 5 hereof) multiplied by the quantity of the shortfall.

8.  FAILURE TO SUPPLY GUARANTEED QUANTITIES

8.1. In the event that the Seller fails to supply the minimum quantity of the Products for which the supply price has been agreed to, the Seller shall be liable to pay as agreed liquidated damages to the Purchaser and the quantum of damages shall be calculated as follows:

8.1.1 in the event that the Purchaser is forced to purchase the quantity of the shortfall of the quantity required by the Purchaser from a third party at a higher price than the supply price as determined under the provisions of this Agreement (having made all reasonable attempts to purchase at a favorable price), the measure of damages shall be the difference multiplied by the shortfall plus the difference between the normal charges associated with shipment from the Seller and the actual freight charges incurred by the Purchaser (if any).

8.1.2 in the event that the Purchaser is unable, having made all reasonable attempts to do so, to purchase the quantity of the shortfall (or a part thereof) from a third party, the measure of damages shall be the difference between the supply price (as determined under the provisions of this Agreement) plus freight charges to the Purchaser's premises and the average price of comparable unit of the Purchaser's HITOX pigment calculated for the 30-day period just prior to the default multiplied by the quantity of the shortfall.

9.   PAYMENT

     Unless otherwise agreed between the parties hereto, payment for each consignment of the Product supplied hereunder shall be made by wire transfer sixty (60) days after the bill of lading date. All amounts payable by the Purchaser to the Seller shall be in the currency of the United States of America.

10.  SELLER NOT LIABLE FOR LOSSES/SPECIFICATIONS

10.1 Save  that the Product shall conform with the specifications set out  in the First Schedule hereto the Seller makes no warranties or representations that the Product shall be merchantable or suitable for any particular purpose or for use under any specific conditions notwithstanding that such purpose or condition may be known or made known to the Seller.

10.2 Subject to Clause 10.1, the Seller shall not be liable for any loss or damage of any kind whatsoever (including but without limiting the generality of the foregoing all incidental and consequential loss and damage) however caused inter alia directly or indirectly by or arising wholly or partly out of or in connection with:

10.2.1 unsuitability for any purpose of the Product; and/or

10.2.2 any claim or demand by any third party at any time out of or otherwise in connection with the manufacture supply or use of the Product or things in which the Product is a component of part.

11.  WEIGHT READING

     With each shipment or vessel loading, the Seller shall contract with a reputable independent surveyor to view the loading of the Product and to provide a cargo and draft survey that will be deemed conclusive evidence of the quantity of the cargo.

12.  CORPORATE GUARANTEE

     The Seller shall procure such parties acceptable to the Purchaser, to issue a corporate/personal guarantee to the Purchaser guaranteeing continuous supply of the contracted quantities of the Product by the Seller in form acceptable to both parties. The Seller undertakes that any successors in title and any subsequent major shareholder(s) of the Seller shall provide a similar guarantee to the Purchaser.

13.  FORCE MAJEURE

13.1 Neither party hereto shall have any right of action whatsoever against the other in respect of any loss whatsoever occurring to such party by reason of any non-performance under this Agreement occasioned by major plant breakdowns or delays in transit or delays caused by accidents, strikes or force majeure. For the purposes of this clause, a force majeure event includes (without limiting the generality of the foregoing), inter alia, enemy action, riots, civil commotions, accidents, fire, major plant breakdowns, interferences by labor or strikes or lockout of employees, Acts of God or any restrictions, regulations, orders, acts or omissions or operations by any local or municipal authority or government department or any causes beyond the control of the party concerned.

13.2 If at any time during the continuance of this Agreement either party shall be hindered or prevented from performing its obligations hereunder by the occurrence of an event set out in Clause 13.1 hereof, this Agreement shall be suspended during the period the aforesaid event continues to operate and such party shall not be liable to the other party for any loss or damage whatsoever suffered by that party by virtue of the delay or failure to perform its obligations hereunder. Upon the aforesaid event ceasing to operate, performance of this Agreement shall resume.

13.3 The parties hereto hereby agree that in the event that any change in the statutory law, by-law, rule or regulation (hereinafter collectively referred to as the "laws") of the state or country where a party resides in affects the party (hereinafter referred to as the "affected party") in such a way that the Agreement cannot be carried on without infringing or breaching the laws, the other party shall be given reasonable period of time to try and accommodate the change in the law in such a way as to enable the Agreement to be carried on without the affected party being in breach of the laws. What constitutes a "reasonable period of time" shall be as determined by the parties but shall not in any event be less than sixty (60) days provided always that this Agreement shall be suspended during this said period of time. In the event that the other party cannot, after the said period of time given, accommodate the change in the laws then any monies owing by either party shall be paid forthwith to the other and thereafter this Agreement shall terminate and be null and void and of no legal effect and neither party shall have any claim whatsoever against the other in connection with or arising out of this Agreement save for any antecedent breaches thereof.

14.  TERMINATION/LIQUIDATED DAMAGES

14.1 Without prejudice to any other remedies which either party hereto may have against the other, either party hereto shall have the right at any time to terminate this Agreement forthwith if the other party commits a material breach of any of the terms of this Agreement, and, in the case of a material breach capable of remedy, fails to remedy the same within fourteen (14) days after receipt of a written notice giving full particulars of the material breach and requiring it to be remedied. For the purposes of this Clause 14.1, a material breach shall be considered capable of being remedied if the party in breach can comply with the provision in questions in all respects other than as to the time of performance (provided that time of performance is not of the essence).

14.2 Upon the expiry of the Principal Period of this Agreement, this Agreement shall automatically be renewed each year provided that notwithstanding there has been no breach or default by either party hereto of its obligations under this Agreement, either party hereto may terminate this Agreement without having to give any reason therefor by giving twelve (12) months prior notice in writing to the other of its intention to terminate this Agreement. Upon expiry of such twelve-month period, this Agreement shall be terminated and be null and void of no legal effect and neither party hereto shall have any claim whatsoever against the other in connection with or arising out of this Agreement save for any antecedent breaches thereof.

14.3 In the event that a party (hereinafter referred to as the "defaulting party") shall commit a breach of any of the terms of this Agreement at any time during the Principal Period of this Agreement and the other party (hereinafter referred to as the "non-defaulting party") exercises its right of termination of this Agreement in accordance with Clause
     14.1 hereof, the defaulting party will:

14.3.1 (if the non-defaulting party is the Seller) be at liberty to sell the Product in any such way as it deems fit to such person or persons as it shall think fit without being liable to account to the Purchaser for any profit made on such sale;

14.3.2 (if the non-defaulting party is the Purchaser) be at liberty to purchase synthetic rutile from any party as it deems fit without being liable to account to the Seller in any way whatsoever.

15.  TIME

     Time wherever mentioned herein is of the essence of this Agreement.

16.  ARBITRATION

16.1 Any dispute, difference or question which may arise at any time hereafter touching the true construction of this Agreement or the rights and liabilities of the parties hereto shall unless otherwise herein expressly provided be settled by the parties hereto amicably, failing which all questions or differences whatsoever must be referred by the parties to be determined by arbitration under the UNCITRAL (United
     Nations Commission on International Trade Law) Arbitration Rules as interpreted by the Kuala Lumpur Regional Arbitration Centre by a single arbitrator mutually appointed by the parties hereto in accordance with the said rules. The arbitration is to be conducted in Malaysia. An award given by the arbitrator is final and binding, and judgment on it may be entered in any court having jurisdiction in relation to the subject matter of the arbitration. The costs and expenses in appointing the arbitrator shall be jointly borne by the parties.

16.2 Any notice of proceedings or other notices in connection with or which would give effect to any such proceedings may without prejudice to any other method of service be served on any party in accordance with Clause 21.

17.  INDULGENCE

     No relaxation forbearance delay or indulgence by either party hereto in enforcing any of the terms and conditions of this Agreement or the granting of time by either party to the other shall prejudice affect or restrict the rights and powers either party hereunder nor shall any waiver by either party of any breach hereof operate as a waiver of any subsequent or any continuing breach hereof.

18.  KNOWLEDGE OR ACQUIESCENCE

     Knowledge or acquiescence by either party of or in any breach of any of the conditions or covenants herein contained shall not operate as or be deemed to be waiver of such conditions or covenants or any of them and notwithstanding such knowledge or acquiescence each party shall be entitled to exercise its respective rights under this Agreement and to require strict performance by the other of the terms and conditions herein.

19.  NO ASSIGNMENT

19.1 Neither party to this Agreement shall assign or purport to assign this Agreement or any of its rights under this Agreement without the prior written consent of the other party.

19.2 In the event that one party consents to the assignment of this Agreement by the other party the terms, provisions, covenants, undertakings, agreements, obligations and conditions of this Agreement shall be binding upon and shall inure to the benefit of the assignee of the other party as if the assignee was an original party to this Agreement. Notwithstanding such assignment, the other party shall continue to be bound by the terms and conditions of this Agreement jointly and severally with the assignee.

20.  GOVERNING LAW AND JURISDICTION

     This Agreement takes effect, is governed by and shall be construed, in accordance wit the laws from time to time in force in Malaysia and the parties hereto expressly agree that the courts of Malaysia shall have sole jurisdiction in respect thereof.

21.  NOTICES

21.1 All notices hereunder shall be in writing and be given by express courier service, or facsimile to be served addressed as follows:

            SELLER:     Malaysian Titanium Corporation Sdn Bhd
                        4-1/2 Miles, Jalan Lahat
                        30200 Ipoh, Perak Darul Ridzuan
                Fax     (605) 322-2535

            PURCHASER:  Hitox Corporation of America
                        722 Burleson Street
                        P. O. Box 2544
                        Corpus Christi, TX 78403 USA
                        Attn:  President
                Fax     (361) 888-8279

        Such notices so addressed to the recipient shall be deemed to be received.

21.1.1 in the case of express courier service, five (5) days after the notice has been sent regardless of whether the same is actually received or not; and

21.1.2 in the case of facsimile, at the time of transmission provided that a confirmation copy thereof is sent by express courier within twenty-four (24) hours of the transmission.

22.  SCHEDULES

     The Schedules hereto shall be taken, read and construed as an essential part of this Agreement.

23.  HEADINGS

     The captions an headings to the Clauses of this Agreement are for reference only and do not affect the interpretation and/or enforcement of the provisions of this Agreement.

24.  GOOD FAITH

     In entering this Agreement, the parties hereto recognize that it is impracticable to make provision for every contingency that may arise in the course of performance thereof. Accordingly the parties hereto hereby declare it to be their intention that this Agreement shall operate between them with fairness and if in the course of performance of this Agreement, there are any disagreements or disputes arising from situations which were not anticipated by either parties, then ten the parties hereto shall use their best endeavours to agree upon such course of action as may be necessary and equitable to both parties to settle the disputes or disagreements.

25.  INTERPRETATION

25.1 Wherever used in this Agreement unless the context shall otherwise require, the following expressions shall have the following meanings:

25.1.1 the "Seller" includes its successors-in-title and permitted assigns and when there are two or more persons included in the term "the Seller" their liabilities under this Agreement shall be joint and several;

25.1.2 "Year" means the period of twelve months from the date of this Agreement and each consecutive period of twelve months thereafter during the period of this Agreement;

25.1.3 the "Purchaser" includes its successors-in-title and permitted assigns and when there are two or more persons included in the term "the Purchaser" their liabilities under this Agreement shall be joint and several;

25.1.4 words importing the masculine gender shall be deemed and taken to include the feminine and neuter genders and vice versa;

25.1.5 words importing the singular number only include the plural and vice versa; and

25.1.6  words importing persons include corporations.

26.  AGREEMENT BINDING UPON SUCCESSORS-IN-TITLE

     This Agreement shall be binding upon the successors-in-title and permitted assigns of the parties hereto.


IN WITNESS WHEREOF the parties hereto have set their hands.


For and on behalf of the Purchaser the said
HITOX CORPORATION OF AMERICA

                                                BERNARD A. PAULSON
                                         ------------------------------
                              Signed By:        Bernard A. Paulson


For and on behalf of the Seller the said
MALAYSIAN TITANIUM CORPORATION SDN BHD

                                                    LEE HEE CHEW
                                         ------------------------------
                              Signed By:            Lee Hee Chew

                              FIRST SCHEDULE

                         Specification of Product

Synthetic Rutile, Rutile Crystal Structure, Specific Gravity 4.1

Ti02 content      Min.     94.50%  Sulfur content      Max.     900 ppm
Fe203             Max.      2.00   Chloride            Max.     260 ppm
Si02              Max.      1.50   Phosphorus          Max.     0.10%
A1203             Max.      0.50   Uranium             Max.      90 ppm
Cr203             Max.      0.10   Thorium             Max.     150 ppm
V205              Max.      0.20
Nb205             Max.      0.70
Mg0               Max.      0.10
Ca0               Max.      0.10
Mn0               Max.      0.10
Zr02              Max.      0.20
Sn02              Max.      0.10
As203             Max.    260 ppm


No Black float when slurried with water, by Test Method JT-36.
No natural Rutile to be added to ilmenite feedstock.
Magnetic particles - Max. 0.03% by hand magnet, by Test Method JT-35 pH - 6.0 - 7.0
Moisture - Max. 0.5%
Conductivity - Max. 200 micromhoes (siemens)
Free from foreign contaminants


Ti02 Analysis is by ASTM D1394
Screen Analysis

U.S. Standard Sieve, range %
  +35 Mesh         0 - 4
     +45           4 - 12
     +70           55-72
    +100           15-28
    +140           1 - 7
    +200           0 - 2
    -200            0.1


Grindability
            Standard SR - Min. equal to MTC-23 by Test Method JOET-34. Ultralight SR - Min. equal to MTC-23 by Test Method JOET-34.

Color:  Aqueous ball mill color evaluation.

In order to evaluate the color of the synthetic rutile, MTC will use the following synthetic rutile granule, ball mill color evaluation method:

      Formula A:
                     Grind Paste                         grams
                     -----------                         -----
                     Water                             2793.00
                     Triton X-100                        26.60
                     Tamol 731                          129.01
                     Colloid 681-F                       13.30
                     Dowcil 75                           13.30
                     ER 4400                             53.20
                     KTPP                                 6.65
                                                       -------
                                                       3035.06

(121 grams of grind is weighed into lacquer lined cans and set aside for testing).

      Formula B:
                     Let Down                            grams
                     --------                            -----
                     Water                               89.99
                     Ammonia 26%                          5.99
                     Propylene Glycol                   461.36
                     Texanol                            107.85
                     Colloid 681-F                       11.98
                     Ac 507-46%                        2828.09
                                                       -------
                                                       3505.15

(105 grams of let down is weighed into lacquer lined cans and set aside for testing)


Procedure:  Ball Milling of Synthetic Rutile

1. Weigh 200 grams of Synthetic Rutile under analysis into a pre-prepared pint can containing 121 grams of "grind paste" (Formula A).

2. Pour solution of Synthetic Rutile and grind paste into a 1.8 Liter Ball Mill and secure the ball mill lid.

3.  Place the ball mill on a ring roller and grind solution for 24 hours.

4. After the 24 hours have elapsed, remove the ball mill and pour 75.0 g of the milled solution into a pre-prepared 1/2 pint can containing 105.0 grams of Let Down (Formula B).

5. Stir for 5 minutes at low speed using a laboratory mixer to uniform consistency.

6. Make a drawdown of the paint on an opacity chart using a 10 mil drawdown blade.

7. Allow paint to air dry for approximately 24 hours, and then evaluate color.

   A. Standard SR       Maximum Delta E of 1.0 from the color standard
                       coordinates which are:

                       L* 80.95       a* 3.28        b* 21.69

   B. Ultralight SR     Maximum Delta E of 1.0 from the color standard
                       coordinates which are:

                       L*83.01        a* 2.19        b* 21.70

   C. Color Uniformity  Maximum Delta E of 0.5 color variation from sample to sample taken within an SR shipment.

8.  Both parties will work diligently to achieve delta E of 0.5.

Supplier shall not significantly change their process, manufacturing methods, manufacturing sites, or substitute raw materials, or changes made in the physical or chemical properties of this material without the due notification in writing to Hitox Corporation in advance.

                              SECOND SCHEDULE

                          Price Revision Formula



Base Price (P) = USD550 per MT (f.o.b. Malaysian Port)

New Supply Price (PN) in USD/MT
(PN) = (1.02N x P) + [1.75 (IN - IO) + 0.75 (FN - FO) + 700 (EN - EO)]

Where:-

     N     =   4, 5, 6, 7, and 8 for each year of the Supply Agreement
     IN    =   Average ilmenite price in USD/MT (60% Ti02 basis)
               over 3-month period prior to price adjustment
     IO    =   Ilmenite price of USD59/MT (60% Ti02 basis)]
     FN    =   Average fuel oil price in USD/MT over 3 month
               period prior to price adjustment
     FO    =   Fuel oil price of USD124/MT (being the current
               fuel oil price)
     EN    =   Average electricity price in USD/Kwh over 3-month
               period prior to price adjustment
     EO    =   USD0.063/Kwh (being the current electricity price)


Both parties agree to negotiate the benefit of improvements in production efficiencies and possible increased throughput in good faith and reflect them in the supply price accordingly.

The exchange rate used to convert the price of the ilmenite, fuel oil and electricity from Malaysian Ringgit (RM) to United States Dollars (USD) shall be the exchange rate as quoted by Malayan Banking Berhad for the 3-month period prior to the commencement of the Year in question.