Form 10QSB
period 2000-03-31
TOR MINERALS INTERNATIONAL INC
filed 2000-05-15
CIK 842295

U.S. Securities and Exchange Commission
                         Washington, D. C.  20549
                                FORM 10-QSB

(Mark One)
        [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2000

                                    OR
       [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT

          For the transition period from __________ to __________

Commission file number 0-17321

                     TOR MINERALS INTERNATIONAL, INC.
     (Exact name of small business issuer as specified in its charter)


                                 Delaware
                      (State or other jurisdiction of
                       Incorporation or organization)

             722 Burleson Street, Corpus Christi, Texas  78402
                 (Address of principal executive offices)
               Issuer's telephone number:  (361)   882-5175

                       HITOX CORPORATION OF AMERICA
              (Former name, former address and former fiscal
                    year, if changed since last report)


Check  whether  the issuer (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes [ X ]                             No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
    Common Stock, $0.25 par value                   5,279,187
               (Class)                   (Outstanding as of May 1, 2000)

Transitional Small Business Disclosure Format (check one):
             Yes [    ]                             No [ X ]

                     TOR MINERALS INTERNATIONAL, INC.

                                   INDEX
                                                                   Page No.
PART I.   Financial Information

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Condensed Balance Sheets
                   March 31, 2000 and December 31, 1999                 3

                   Consolidated Condensed Statements of Income-
                   three months ended March 31, 2000 and 1999           4

                   Consolidated Condensed Statements of Cash Flows
                   three months ended March 31, 2000 and 1999           5

                   Notes to Consolidated Condensed
                   Financial Statements                                 6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        9

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                    12

          Signatures                                                   12

                     TOR MINERALS INTERNATIONAL, INC.
                  (formerly Hitox Corporation of America)
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                   MARCH 31, 2000 AND DECEMBER 31, 1999
                     (in thousands, except par value)

                                              March 31, 2000   December 31,
                                                (Unaudited)        1999
                                              --------------  --------------
                   ASSETS

Current assets:
  Cash and cash equivalents                   $        1,529   $       2,330
  Trade accounts receivable, net                       3,468           1,334
  Other receivables                                       12              12
  Inventories                                          7,062           6,490
  Other current assets                                   279              42
                                              --------------  --------------

      Total current assets                            12,350          10,208

Property, plant and equipment, net                    10,549           2,710
Other assets                                              19              43
                                              --------------  --------------
    Total assets                              $       22,918  $       12,961
                                              ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $          771  $        1,389
  Accrued expenses                                       971             512
  Notes Payable - short-term                           2,909              --
  Current maturities of long-term debt                   907              --
                                              --------------  --------------
    Total current liabilities                          5,558           1,901

Other long-term debt,
  excluding current maturities                         5,188              --
                                              --------------  --------------
    Total liabilities                                 10,746           1,901

Shareholders' equity
Common stock $0.25 par value                           1,320           1,193
Additional paid-in capital                            15,198          14,316
Accumulated deficit                                   (4,346)         (4,449)
                                              --------------  --------------
                                                      12,172          11,060
                                              --------------  --------------
     Total Liabilities and
       Shareholders' Equity                   $       22,918  $       12,961
                                              ==============  ==============

See Notes to Consolidated Condensed Financial Statements

                     TOR MINERALS INTERNATIONAL, INC.
                  (formerly Hitox Corporation of America)
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)
                 (in thousands, except per share amounts)

                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                  2000         1999
                                               ----------   ----------
Net Sales                                      $    3,440   $    3,079
Costs and expenses:
   Cost of products sold                            2,545        2,013
   Selling, administrative and general                773          668
                                               ----------   ----------
      Operating income                                122          398

Other income (expenses):
   Interest income                                     23           15
   Interest expense                                   (57)          (4)
   Other, net                                          15           15
                                               ----------   ----------
Income before income tax                              103          424

Provision for income tax                               --           13
                                               ----------   ----------
NET INCOME                                     $      103   $      411
                                               ==========   ==========

Earnings per common share:
   Basic                                       $     0.02   $     0.09
   Diluted                                     $     0.02   $     0.09

Weighted average common shares and
   Equivalents outstanding:
   Basic                                            4,940        4,657
   Diluted                                          4,999        4,679

See Notes to Consolidated Condensed Financial Statements

                     TOR MINERALS INTERNATIONAL, INC.
                 (formerly Hitox Corporation of America)
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (in thousands)

                                                     Three Months Ended
                                                         March 31,
                                                   -----------------------
                                                      2000          1999
                                                   ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $     103     $     411
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                        133           112
    Gain on sale of asset(s)                              --           (10)
    Other Assets                                          18            --
  Changes in working capital:
   Receivables                                          (602)         (153)
   Inventories                                           542          (550)
   Other current assets                                  (62)          (86)
   Accounts payable and accrued expenses                (426)          250
                                                   ---------     ---------
    Net cash used in operating activities               (294)          (26)
                                                   ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of MTC, net of cash acquired            (4,820)           --
  Additions to property, plant and equipment            (151)         (369)
  Proceeds from sale of asset(s)                          --           661
                                                   ---------     ---------
   Net cash provided by
    (used in) investing activities                    (4,971)          292
                                                   ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                          (389)
  Proceeds from long-term debt                         4,455            --
  Proceeds from issuance of common stock                   9            --
                                                   ---------     ---------
   Net cash provided by
   (used in) financing activities                      4,464          (389)
                                                   ---------     ---------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                    (801)         (123)
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                             2,330         1,737
                                                   ---------     ---------
    AT END OF PERIOD                               $   1,529     $   1,614
                                                   =========     =========

Supplemental disclosure of cash flow information:
    Interest income                                $      23     $      15
    Interest expense                                      21             4

See Notes to Consolidated Condensed Financial Statements

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Accounting Policies

     Basis of Presentation

     The interim financial statements of TOR Minerals International, Inc. (the "Company") (formerly Hitox Corporation of America) are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All adjustments are of a normal and recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 1999 Annual Report on Form 10-KSB.

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

     Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to
Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company did not adopt FASB Statement No. 123, Accounting for Stock-Based Compensation, and will continue to account for stock option grants in accordance with APB Opinion No. 25. FASB Statement 123 requires certain disclosures about stock-based compensation plans for all companies regardless of the method used to account for them. Effective in 1996 calendar year-end financial statements, companies that continue to apply APB 25 are required to disclose pro forma information as if the measurement provisions of Statement 123 had been adopted in their entirety. Such pro forma information was included in the Company's 1999 Form 10-KSB.

2.   Aquisition of Malaysian Titanium Corporation, Sdn. Bhd.

     On March 6, 2000, the Company announced the purchase of Malaysian Titanium Corporation, Sdn. Bhd. ("MTC"), a private Malaysian company. The sale and purchase agreement (the "Agreement") was signed in Malaysia effective March 1, 2000, and provided for the purchase by the Company of all of the issued and outstanding shares of MTC from Megamin Ventures Sdn. Bhd., ("Megamin"). Megamin is also the Company's largest shareholder, with approximately 28% of the Company's outstanding shares as of December 31, 1999. After giving effect to the Agreement, Megamin owns approximately 35% of the Company's outstanding shares as of March 1, 2000. Prior to the Agreement, Megamin had one appointee to the Company's Board of Directors. Per the Agreement, the Company will nominate an additional person to serve on the Company's Board of Directors as a representative of Megamin.

     Pursuant to the terms of the Agreement, the Company paid $3,775,000 in cash and issued 500,000 shares of its common stock in exchange for 100% of the shares of MTC. The Company's shares closed at $2.00 on the effective date of the Agreement. The Company also agreed to pay Megamin a total of approximately $1,050,000 in 4 equal semi annual payments beginning July 1, 2000. The discounted present value of those payments is approximately $955,000. Transaction costs are estimated to total $155,000. The Company will record the transaction as a purchase, with a cost of approximately $5,885,000, plus assumption of MTC's bank debt of approximately $4,000,000.

     MTC is the Company's sole supplier of Synthetic Rutile, the raw material for the Company's proprietary titanium pigment HITOX (Registered Trademark). MTC is also producing HITOX pigment in Malaysia under a license from the Company and is selling HITOX pigment in Asia and Europe.

     MTC was previously a subsidiary of the Company and was sold to Megamin and other investors in 1994. The acquisition provides the opportunity to control the raw material supply for the Company's primary product, HITOX pigment, and represents both a low cost production site for HITOX pigment and marketing opportunities outside the U.S. market.

3.   Debt

     The Company's line of credit with Bank of America expired April 30, 2000. The Bank has agreed to provide the Company with a new line of credit with similar terms to the expired facility. The Company has one term loan with Bank of America for $3,500,000. The proceeds of the loan were used to finance the purchase of MTC. The loan is to be repaid in full in a single payment on October 5, 2001. The company may prepay all or part of the principal outstanding at any time without penalty, subject to any restrictions caused by the choice of interest rate. The interest rate is the Bank's prime rate or the LIBOR rate plus 225 basis points, as chosen by the Company. The LIBOR based rate is available in 30, 60 or 90 day tranches, with a minimum of $1,000,000 for any one tranche. If a LIBOR based rate is used the Company cannot prepay any principal related to that tranche for the period chosen without paying a penalty. The Company chose to initially use a 90 day LIBOR tranche for the entire $3,500,000 principal balance with an effective interest rate of 8.36% per annum.

     The Company's subsidiary, MTC, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At March 31, 2000 MTC had an outstanding balance of $223,000 under the line of credit and $2,686,000 outstanding under the export credit refinancing agreement (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by MTC for short-term financing against customers' purchase orders. In addition, MTC has a total long-term credit facility of $1,921,000 which has two term loans outstanding with principal balances outstanding of $350,000 and $1,290,000 at March 31, 2000. Both loans have an effective interest rate of 8.8% per annum.

4.   Calculation of Basic and Diluted Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:
                 (in thousands, except per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                         2000       1999
                                                       ---------  ---------
Numerator:
  Net Income                                           $     103  $     411
  Numerator for basic earnings per share -
   income available to common stockholders                   103        411
                                                       ---------  ---------
Effect of dilutive securities:                         $     103  $     411
                                                       ---------  ---------
  Numerator for diluted earnings per share - income available to common stockholders after assumed conversions

Denominator:
  Denominator for basic earnings per share -
   weighted-average shares                                 4,940      4,657
Effect of dilutive securities:
  Employee stock options                                      59         22
                                                       ---------  ---------
Dilutive potential common shares                              59         22
                                                       ---------  ---------
  Denominator for diluted earnings per share -
   weighted-average shares and assumed conversions         4,999      4,679
                                                       =========  =========
Basic earnings per common share:
    Net Income                                         $    0.02  $    0.09
                                                       =========  =========
Diluted earnings per common share:
    Net Income                                         $    0.02  $    0.09
                                                       =========  =========
     Options to purchase 235,700 shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

5.  Pro Forma Financial Information

     The results of operations for the three months period ended March 31, 2000 includes the operations of MTC from the acquisition date of March 1, 2000 (see Note 2). Assuming the acquisition of MTC had occurred at January 1, 1999, unaudited pro forma consolidated results of operations for the three months ended March 31, 2000 and 1999 would have been as follows:

                           Pro Forma (Unaudited)
                        Three Months Ended March 31
                    In thousands, except per share data

                                             2000           1999
                                          ----------     ----------

      Net revenue                         $4,956,948     $3,202,767

      Net income (loss)                    $234,657       $143,321

      Net income (loss) per share:

           Basic                             $.04           $.03

           Diluted                           $.04           $.03

     The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition of MTC occurred at the beginning of 1999, nor is it indicative of future results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales increased $361,000, or 11.7% to $3,440,000 in the first quarter of 2000 compared with $3,079,000 in the same quarter last year. Pigment sales accounted for $349,000 of the sales increase, with MTC providing $100,000 of those pigment sales.

Gross Profit:

     Gross profit for the first quarter of 2000 was $895,000 as compared with $1,066,000 for the first quarter of 1999, a decrease of $171,000. The decrease in gross profit was the result of several factors, including higher sales of lower margin products in the first quarter of 2000 compared with the same quarter of 1999. Also in 2000, production costs were higher than 1999, which included higher natural gas prices.

Expenses:

     Total selling, administrative and general expenses increased from $668,000 during the first quarter of 1999, to $773,000 for the first quarter of 2000, an increase of 15.7%. The increase is a primarily the result of increasing the Company's sales force and the acquisition of MTC.

Interest Income:

     During the first quarter of 2000, excess funds were deposited in short-term interest bearing investments resulting in interest income of $23,000 compared to $15,000 for the same quarter last year. This increase is the result of higher cash balances available for investment and higher interest rates during the first quarter of 2000 as compared to the same quarter last year.

Interest Expense:

     Interest expense increased $53,000 in the first quarter of 2000 as compared with the same quarter last year, due to the financing of the purchase of MTC and interest expense associated with MTC's debt.

Provision for Income Tax:

     Due to the utilization of operating loss carryforwards, the Company recorded no income tax expense during the first quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet is strong at March 31, 2000. Working capital decreased from $8,307,000 at December 31, 1999 to $6,792,000 at March 31, 2000. Accounts receivable and inventory increased at March 31, 2000 compared with December 31, 1999 due to the acquisition of MTC and the Company had $2,909,000 outstanding on MTC's short-term credit facility at March 31, 2000.

     Cash decreased from $2,330,000 at December 31, 1999 to $1,529,000 at March 31, 2000. During the three month period, cash used in operating activities totaled $294,000, resulting from changes in working capital, with the largest change being an increase in accounts receivable. Net cash used in investing activities totaled $4,971,000 primarily related to the acquisition of MTC and financing activities provided $4,464,000.

     The Company's line of credit with Bank of America expired April 30, 2000. The Bank has agreed to provide the Company with a new line of credit with similar terms to the expired facility. The Company has one term loan with Bank of America for $3,500,000, which matures October 5, 2001. The proceeds of the loan were used to finance the purchase of Malaysian Titanium Corporation, Sdn. Bhd. (MTC). The loan is to be repaid in full in a single payment on October 5, 2001. The company may prepay all or part of the principal outstanding at any time without penalty, subject to any restrictions caused by the choice of interest rate. The interest rate is the Bank's prime rate or the LIBOR rate plus 225 basis points, as chosen by the Company. The LIBOR based rate is available in 30, 60 or 90 day tranches, with a minimum of $1,000,000 for any one tranche. If a LIBOR based rate is used the Company cannot prepay any principal related to that tranche for the period chosen without paying a penalty. The Company chose to initially use a 90 day LIBOR tranche for the entire $3,500,000 principal balance with an effective interest rate of 8.36% per annum.

     The Company's subsidiary, MTC, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At March 31, 2000 MTC had an outstanding balance of $223,000 under the line of credit and $2,686,000 outstanding under the export credit refinancing agreement (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by MTC for short-term financing against customers' purchase orders. In addition, MTC has a total long-term credit facility of $1,921,000 which has two term loans outstanding with principal balances outstanding of $350,000 and $1,290,000 at March 31, 2000. Both loans have an effective interest rate of 8.8% per annum.

Other Matters

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

Subsequent Events

     At the Company's annual meeting of shareholders, held May 5, 2000, the shareholders voted to approve an amendment to the Company's Certificate of Incorporation to change the name of the Company from Hitox Corporation of America to TOR Minerals International, Inc. The Company's stock symbol has changed effective May 10, 2000 from HTXA to TORM.


                                  PART II

Item 6.   Exhibits and Reports on Form 8K

                                                                       Page No.

(a)    Exhibits                 Exhibit 27 - Financial Data Schedule       13

(b)    Reports on Form 8-K      The Company filed a Form 8-K
                                Current Report dated March 16, 2000
                                reporting the purchase of
                                Malaysian Titanium Corporation, Sdn Bhd.

                                The Company filed a Form 8-K/A
                                Current Report dated May 12, 2000
                                reporting the audited financial
                                statements and pro forma financial
                                information related to the purchase of
                                Malaysian Titanium Corporation, Sdn Bhd.




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     TOR Minerals International, Inc.
          ____________
          (Registrant)


Date:     May 15, 2000      BERNARD A. PAULSON
                            Bernard A. Paulson, President and CEO


Date:     May 15, 2000      CRAIG SCHKADE
                            Craig Schkade, Chief Financial Officer
                            (Principal Financial and Accounting Officer)