Form 10QSB
period 2000-06-30
TOR MINERALS INTERNATIONAL INC
filed 2000-08-10
CIK 842295

U.S. Securities and Exchange Commission
                         Washington, D. C.  20549
                                FORM 10-QSB

(Mark One)
        [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2000

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
              Yes [ X ]                             No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
    Common Stock, $0.25 par value                   5,279,187
               (Class)                 (Outstanding as of August 1, 2000)

Transitional Small Business Disclosure Format (check one):
             Yes [    ]                             No [ X ]

                     TOR MINERALS INTERNATIONAL, INC.

                                   INDEX

                                                                   Page No.
PART I.   Financial Information

          Item 1.    Financial Statements (Unaudited)

                     Consolidated Condensed Balance Sheets
                     June 30, 2000 and December 31, 1999              3

                     Consolidated Condensed Statements of
                     Income -- three and six months ended
                     June 30, 2000 and 1999                           4

                     Consolidated Condensed Statements of
                     Cash Flows -- three and six months ended
                     June 30, 2000 and 1999                           5

                     Notes to Consolidated Condensed
                     Financial Statements                           6-9

          Item 2.    Management's Discussion and Analysis
                     Of Financial Condition and Results of
                     Operations                                   10-13

PART II.  Other Information

          Item 6.    Exhibits and Reports on Form 8-K                14

          Signatures                                                 14

                     TOR MINERALS INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                    JUNE 30, 2000 AND DECEMBER 31, 1999
                     (in thousands, except par value)

                                                 June 30, 2000  December 31,
                                                  (Unaudited)       1999
                                                 ------------  ------------
                     ASSETS

Current assets:
  Cash and cash equivalents                      $        785  $      2,330
  Trade accounts receivable, net                        2,331         1,334
  Other receivables                                        50            12
  Inventories:                                          6,718         6,490
  Other current assets                                    174            42
                                                 ------------  ------------
      Total current assets                             10,058        10,208

Property, plant and equipment, net                     10,498         2,710
Other assets                                               12            43
                                                 ------------  ------------
    Total assets                                 $     20,568  $     12,961
                                                 ============  ============
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $        687  $      1,389
  Accrued expenses                                        691           512
  Notes Payable - short-term                            1,153            --
  Current maturities of long-term debt                    946            --
                                                 ------------  ------------
    Total current liabilities                           3,477         1,901

Other long-term debt, excluding
  current maturities                                    5,070            --
                                                 ------------  ------------
    Total liabilities                                   8,547         1,901

Shareholders' equity
Common stock $0.25 par value                            1,320         1,193
Additional paid-in capital                             15,198        14,316
Accumulated deficit                                    (4,497)       (4,449)
                                                 ------------  ------------
                                                       12,021        11,060
                                                 ------------  ------------
    Total Liabilities and Stockholders' Equity   $     20,568  $     12,961
                                                 ============  ============

See Notes to Consolidated Financial Statements

                     TOR MINERALS INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)
                 (in thousands, except per share amounts)


                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------  ------------------
                                         2000     1999      2000      1999
                                      --------  --------  --------  --------

NET SALES                             $  4,018  $  2,959  $  7,458  $  6,038
COSTS AND EXPENSES:
   Cost of products sold                 3,045     2,085     5,590     4,098
   Selling, administrative & general       986       664     1,759     1,332
                                      --------  --------  --------  --------
      OPERATING INCOME (LOSS)              (13)      210       109       608

OTHER INCOME (EXPENSES):
   Interest income                          15        18        38        33
   Interest expense                       (152)       --      (209)       (4)
   Other, net                               (1)        1        14        16
                                      --------  --------  --------  --------
INCOME (LOSS) BEFORE INCOME TAX           (151)      229       (48)      653

Provision for income tax                    --         2        --        15
                                      --------  --------  --------  --------
NET INCOME (LOSS)                     $   (151) $    227  $    (48) $    638
                                      ========  ========  ========  ========

Earnings (loss) per common share:
--------------------------------
   Basic                              $  (0.03)   $ 0.05   $ (0.01)   $ 0.14
   Diluted                            $  (0.03)   $ 0.05   $ (0.01)   $ 0.14

Weighted average common shares
   and equivalents outstanding:
   Basic                                 5,279     4,667     5,110     4,662
   Diluted                               5,279(1)  4,749     5,110(1)  4,720

------------------------------------------
(1) No shares were added to the number
    of basic shares in the computation
    of diluted earnings per share because
    the effect would be antidilutive


See Notes to Condensed Financial Statements

                     TOR MINERALS INTERNATIONAL, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (in thousands)

                                                    Six Months Ended
                                                        June 30,
                                                 -----------------------
                                                    2000         1999
                                                 ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $     (48)    $     638
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                      347           241
    Gain on sale of asset(s)                            (1)          (10)
    Other Assets                                        18            --
  Changes in working capital:
    Receivables                                        584          (301)
    Inventories                                      1,122          (497)
    Other current assets                                (6)          (60)
    Accounts payable and accrued expenses           (1,704)          315
                                                 ---------     ---------
       Net cash provided by
       operating activities                            312           326
                                                 ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of TMM, net of cash acquired          (4,848)           --
  Additions to property, plant and equipment          (276)         (486)
  Proceeds from sale of asset(s)                         1           666
                                                 ---------     ---------
       Net cash provided by (used in)
       investing activities                         (5,123)          180
                                                 ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                        (1,198)         (389)
  Proceeds from long-term debt                       4,455            --
  Proceeds from issuance of common stock                 9            24
                                                 ---------     ---------
       Net cash provided by (used in)
       financing activities                          3,266          (365)
                                                 ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (1,545)          141

CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                           2,330         1,737
                                                 ---------     ---------
    AT END OF PERIOD                             $     785     $   1,878
                                                 =========     =========
Supplemental disclosure of
cash flow information:
    Interest income                              $      37     $      33
    Interest expense                                   145             4

See Notes to Consolidated Financial Statements

                                     5
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognized no compensation expense for the stock option grants. The Company did not adopt FASB Statement No. 123, "Accounting for Stock-Based Compensation", and will continue to account for stock option grants in accordance with APB Opinion No. 25. FASB Statement 123 requires certain disclosures about stock-based compensation plans for all companies regardless of the method used to account for them. Effective in 1996 calendar year-end financial statements, companies that continue to apply APB 25 are required to disclose pro forma information as if the measurement provisions of Statement 123 had been adopted in their entirety. Such pro forma information was included in the Company's 1999 Form 10-KSB.

2.   Acquisition of TOR Minerals Malaysia
     (formerly Malaysian Titanium Corporation, Sdn. Bhd.)

     On March 6, 2000, the Company announced the purchase of Malaysian Titanium Corporation, Sdn. Bhd. ("MTC"), a private Malaysian company.
Subsequent to the acquisition, MTC changed its name to TOR Minerals Malaysia, Sdn. Bhd.., ("TMM"). The sale and purchase agreement (the "Agreement") was signed in Malaysia effective March 1, 2000, and provided for the purchase by the Company of all of the issued and outstanding shares of TMM from Megamin Ventures Sdn. Bhd., ("Megamin"). Megamin is also the Company's largest shareholder, with approximately 28% of the Company's outstanding shares as of December 31, 1999. After giving effect to the Agreement, Megamin owns approximately 35% of the Company's outstanding shares as of March 1, 2000. Prior to the Agreement, Megamin had one appointee to the Company's Board of Directors. Per the Agreement, the Company nominated an additional person to serve on the Company's Board of Directors as a representative of Megamin.

                                     6
     Pursuant to the terms of the Agreement, the Company paid $3,775,000 in cash and issued 500,000 shares of its common stock in exchange for 100% of the shares of TMM. The Company's shares closed at $2.00 on the effective date of the Agreement. The Company also agreed to pay Megamin a total of approximately $1,050,000 in 4 equal semi annual payments beginning July 1, 2000. The discounted present value of those payments is approximately $955,000. Transaction costs are estimated to total $155,000. The Company recorded the transaction as a purchase, with a cost of approximately $5,885,000, plus assumption of TMM's bank debt of approximately $4,000,000.

     TMM is the Company's sole supplier of Synthetic Rutile, the raw material for the Company's proprietary titanium pigment HITOX (Registered Trademark). TMM is also producing HITOX pigment in Malaysia under a license from the Company and is selling HITOX pigment in Asia and Europe.

     TMM was previously a subsidiary of the Company and was sold to Megamin and other investors in 1994. The acquisition provides the opportunity to control the raw material supply for the Company's primary product, HITOX pigment, and represents both a low cost production site for HITOX pigment and marketing opportunities outside the U.S. market.

3.   Debt

     The Company's $2,000,000 line of credit with Bank of America (the "Bank") expired April 30, 2000, and a new $2,000,000 line of credit (the "Line") was established with the Bank that expires on April 30, 2002. The interest rate for the Line is either a fixed or floating rate, at the Company's option. The floating rate is the daily Eurodollar rate plus 225 basis points, and the fixed rate is available in 30, 60 or 90 day tranches, at 225 basis points above the Eurodollar Rate for the chosen time period. The amount of credit available to the Company under the Line is limited to the lesser of $2,000,000 or 80% of eligible accounts receivable. At June
30, 2000, $1,573,000 was available to the Company under the line and the Company had no outstanding borrowings under the Line on that date. The
Company has one term loan with Bank of America for $3,500,000. The proceeds of the loan were used to finance the purchase of TMM. The loan is to be repaid in full in a single payment on October 5, 2001. The company may prepay all or part of the principal outstanding at any time without penalty, subject to any restrictions caused by the choice of interest rate. The interest rate is the Bank's prime rate or the LIBOR rate plus 225 basis points, as chosen by the Company. The LIBOR based rate is available in 30, 60 or 90-day tranches, with a minimum of $1,000,000 for any one tranche. If a LIBOR based rate is used the Company cannot prepay any principal related to that tranche for the period chosen without paying a penalty. The Company currently is using a 90-day tranche for the entire $3,500,000 principal balance with an effective interest rate of 9.09% per annum.

     The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At June 30, 2000 TMM had utilized $1,357,000 of that facility, including $1,153,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing against customers' purchase orders. In addition, TMM has two term loans outstanding with principal balances outstanding of $350,000 and $1,211,000 at June 30, 2000. Both loans have an effective interest rate of 8.8% per annum.

4.   Pro Forma Financial Information

     The results of operations for the six-month period ended June 30, 2000 includes the operations of TMM from the acquisition date of March 1, 2000 (see Note 2). Assuming the acquisition of TMM had occurred at January 1, 1999, unaudited pro forma consolidated results of operations for the six months ended June 30, 2000 and 1999 would have been as follows:


                           Pro Forma (Unaudited)
                         Six Months Ended June 30
                    In thousands, except per share data

                                          2000        1999
                                          ----        ----
             Net revenue                 $8,975      $7,382

             Net income                   $434        $229

             Net income per share:

                  Basic                   $.08        $.04

                  Diluted                 $.08       $..04

     The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition of TMM occurred at the beginning of 1999, nor is it indicative of future results of operations.


5.   Calculation of Basic and Diluted Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:
                 (in thousands, except per share amounts)

                                            Three Months        Six Months
                                           Ended June 30,     Ended June 30,
                                          ----------------   ----------------
                                           2000     1999      2000     1999
                                          -------  -------   -------  -------
Numerator:
  Net Income                              $  (151) $   227   $   (48) $   638

  Numerator for basic earnings
    per share - income (loss) available
    to common stockholders                   (151)     227       (48)     638
                                          -------  -------   -------  -------
Effect of dilutive securities:                 --       --        --       --
                                          -------  -------   -------  -------
  Numerator for diluted earnings
    per share - income (loss)
    available to common stockholders
    after assumed conversions             $  (151) $   227   $  (48)  $   638

Denominator:
  Denominator for basic earnings per
  share - weighted-average shares           5,279    4,667     5,110    4,662

  Effect of dilutive securities:
    Employee stock options                     --       79        --       58
    Warrants                                   --        3        --       --
                                          -------  -------   -------  -------
Dilutive potential common shares               --       82        --       58
                                          -------  -------   -------  -------
  Denominator for diluted earnings
    per share - weighted-average
    shares and assumed conversions          5,279(1)  4,749   5,110(1)  4,720
                                            =====     =====   =====     =====
Basic earnings per common share:
    Net Income (Loss)                      $(0.03)    $0.05  $(0.01)    $0.14
                                           ======     =====  ======     =====
Diluted earnings per common share:
    Net Income (Loss)                      $(0.03)    $0.05  $(0.01)    $0.14
                                           ======     =====  ======     =====
-----------------------------------------
(1) No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

     Options to purchase 273,500 shares of common stock were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


RESULTS OF OPERATIONS

Sales:

     Net sales increased $1,059,000, or 35.8% to $4,018,000 in the second quarter of 2000 compared with $2,959,000 in the same quarter last year. Pigment sales accounted for $1,040,000 of the sales increase, with TMM providing $370,000 of those sales. Sales of the Company's HITOX pigment line increased $626,000 in the second quarter of 2000 compared with 1999, while sales of the HALTEX pigment line increased $347,000 and sales of the BARTEX pigment line increased $129,000. For the six months ended June 30, 2000, net sales increased $1,420,000, or 23.5% to $7,458,000 compared with $6,038,000 for the same period last year. Pigment sales accounted for $1,390,000 of the sales increase, with TMM providing $470,000 of those pigment sales. Sales of the Company's HITOX pigment line increased $683,000, while sales of the HALTEX pigment line increased $569,000 and sales of the BARTEX pigment line increased $233,000.

Gross Profit:

     For the quarter, gross profit increased $99,000 accompanying the increase in sales. The gross profit percentage decreased from 29.5% to 24.2% due to higher production costs in the US and in Malaysia, and due to a change in the product mix that included higher sales of lower margin products. The higher production costs in the US were primarily the result of higher natural gas prices. At TMM, higher maintenance expenses were incurred during a two-month period when synthetic rutile was not produced, which resulted in a negative margin for the quarter. For the year, gross profit decreased $72,000. The YTD gross profit percentage decreased from 32.1% in 1999 to 25.0% in 2000.

Expenses:

     Total selling, administrative and general expenses ("SG&A expense") increased from $664,000 during the second quarter of 1999, to $986,000 for the second quarter of 2000, an increase of $322,000 or 48.5%. Approximately $153,000 of the increase is the result of including SG&A expenses from TMM in 2000 after the acquisition. The remainder of the increase is primarily the result of increasing the Company's sales force. For the year, SG&A expense increased from $1,332,000 in 1999 to $1,759,000 in 2000, an increase of $427,000 or 32.1%. Approximately $196,000 of the increase in the result of including SG&A expenses from TMM in 2000 after the acquisition. The remainder of the increase is primarily the result of higher selling expense in 2000 compared with 1999.

Interest Income:

     During the second quarter of 2000, excess funds were deposited in short-term interest bearing investments resulting in interest income for the quarter of $14,000 compared to $18,000 for the same quarter last year. For the year, interest income increased from $33,000 in 1999 to $37,000 in 2000. The year to date increase is the result of higher cash balances available for investment during the first six months of 2000.

Interest Expense:

     Interest expense increased $152,000 in the second quarter of 2000 as compared with the same quarter last year when the Company had no long-term debt. For the six-month period ended June 30, 2000 interest expense was $209,000 compared to $4,000 for the same period in 1999. The increase in interest expense is due to the financing of the purchase of TMM and interest expense associated with TMM's debt.

Provision for Income Tax:

     Due to the utilization of operating loss carryforwards and other tax benefits both in the US and in Malaysia, the Company recorded no income tax expense during the second quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet is strong at June 30, 2000. Working capital decreased from $8,307,000 at December 31, 1999 to $6,581,000 at June 30, 2000. Accounts receivable increased at June 30, 2000 compared with December 31, 1999 due to higher sales in 2000 and due to the acquisition of TMM. Inventories increased modestly over the six-month period ended June 30, 2000, primarily from the acquisition of TMM.

     Cash decreased from $2,330,000 at December 31, 1999 to $785,000 at June 30, 2000. During the six-month period, cash provided by operating activities totaled $312,000, resulting from changes in working capital. Net cash used in investing activities totaled $5,123,000 primarily related to the acquisition of TMM and financing activities provided $3,266,000.

     The Company maintains credit facilities with banks in both the US and Malaysia. In the US, the Company's $2,000,000 line of credit with Bank of America (the "Bank") expired April 30, 2000, and a new $2,000,000 line of credit (the "Line") was established with the Bank that expires on April 30, 2002. The interest rate for the Line is either a fixed or floating rate, at the Company's option. The floating rate is the daily Eurodollar rate plus 225 basis points, and the fixed rate is available in 30, 60 or 90 day tranches, at 225 basis points above the Eurodollar Rate for the chosen time period. The amount of credit available to the Company under the Line is limited to the lesser of $2,000,000 or 80% of eligible accounts receivable. At June 30, 2000, $1,573,000 was available to the Company under the line and the Company had no outstanding borrowings under the Line on that date.

The Company has one term loan with Bank of America for $3,500,000. The proceeds of the loan were used to finance the purchase of TMM. The loan is to be repaid in full in a single payment on October 5, 2001. The company may prepay all or part of the principal outstanding at any time without penalty, subject to any restrictions caused by the choice of interest rate. The interest rate is the Bank's prime rate or the LIBOR rate plus 225 basis points, as chosen by the Company. The LIBOR based rate is available in 30, 60 or 90-day tranches, with a minimum of $1,000,000 for any one tranche. If a LIBOR based rate is used the Company cannot prepay any principal related to that tranche for the period chosen without paying a penalty. The Company currently is using a 90-day tranche for the entire $3,500,000 principal balance with an effective interest rate of 9.09% per annum.

     The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At June 30, 2000 TMM had utilized $1,357,000 of that facility, including $1,153,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing against customers' purchase orders. In addition, TMM has two term loans outstanding with principal balances outstanding of $350,000 and $1,211,000 at June 30, 2000. Both loans have an effective interest rate of 8.8% per annum.

     TMM is presently dependent upon the Company for purchasing its synthetic rutile production. TMM's synthetic rutile production capacity is expected to meet and exceed the short-term needs of TMM or the Company for synthetic rutile to process into HITOX. As a result, the Company is endeavoring to find third-party buyers for the excess synthetic rutile production, so as to enable TMM to operate the plant efficiently and achieve lower unit production costs through economies of scale. Should attempts to find third-party buyers of synthetic rutile not succeed, the Company may adjust production levels of synthetic rutile at the Malaysian plant to avoid a build-up of inventories and the associated carrying cost. If production levels of synthetic rutile at TMM are reduced, production costs there will increase and could negatively effect margins as they did in the second quarter of 2000.

     TMM measures and records its transactions in terms of the local Malaysian currency, the ringgit. Normally, if the value of the ringgit compared with the US dollar varied, the Company would report the effects of translating the ringgit to the US dollar in an equity account in the consolidated balance sheet. However, Malaysia imposed capital controls and fixed its ringgit currency at 3.8 ringgits per 1 US dollar in September of 1998 to stem the outflow of short-term capital in the wake of the Asian financial crisis. The Malaysian government has not changed the fixed exchange rate since that time. Therefore, no translation account is necessary in the consolidated balance sheet. There can be no assurance that the Malaysian government will maintain the current fixed rate of exchange.

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

                                  PART II

Item 6.   Exhibits and Reports on Form 8K

                                 Page No.

     (a)  Exhibits               None

     (b)  Reports on Form 8-K    The Company filed a Form 8-K/A
                                 Current Report dated May 12, 2000
                                 reporting the audited financial statements and pro forma financial information related to the purchase of TOR Minerals
                                 Malaysia Sdn. Bhd. (formerly Malaysian
                                 Titanium Corporation, Sdn Bhd.)




Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     TOR Minerals International, Inc.
           ____________
           (Registrant)


Date:    August 10, 2000    ________________________________
                            Bernard A. Paulson, President and CEO


Date:    August 10, 2000    ________________________________
                            Craig Schkade, Chief Financial Officer
                            (Principal Financial and Accounting Officer)



