Form 10QSB
period 2000-09-30
TOR MINERALS INTERNATIONAL INC
filed 2000-11-13
CIK 842295

U.S. Securities and Exchange Commission
                         Washington, D. C.  20549
                                FORM 10-QSB

(Mark One)
        [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2000

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
              Yes [ X ]                             No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
    Common Stock, $0.25 par value                   5,279,187
               (Class)                (Outstanding as of November 1, 2000)

Transitional Small Business Disclosure Format (check one):
             Yes [    ]                             No [ X ]


                      TOR MINERALS INTERNATIONAL, INC.

                                    INDEX

                                                                     Page No.

PART I.   Financial Information

   Item 1.    Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets                      3
              September 30, 2000 and December 31, 1999

              Consolidated Condensed Statements of Operations--          4
              three and nine months ended September 30, 2000 and
              1999

              Consolidated Condensed Statements of Cash Flows--          5
              nine months ended September 30, 2000 and 1999

              Notes to Consolidated Condensed Financial Statements     6 - 11

   Item 2.    Management's Discussion and Analysis of                 12 - 15
              Financial Condition and Results of Operations

PART II.  Other Information

   Item 6.    Exhibits and Reports on Form 8-K                           16

   Signatures                                                            16

                      TOR MINERALS INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                      (in thousands, except par value)

                                        September 30, 2000   December 31,
                                           (Unaudited)          1999
                                           ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents               $        291       $      2,330
  Trade accounts receivable, net                 2,188              1,334
  Other receivables                                106                 12
  Inventories                                    6,322              6,490
  Other current assets                             204                 42
                                          ------------       ------------
      Total current assets                       9,111             10,208

Property, plant and equipment, net              10,416              2,710
Other assets                                         6                 43
                                          ------------       ------------
    Total assets                          $     19,533       $     12,961
                                          ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $        601       $      1,389
  Accrued expenses                                 915                512
  Notes Payable - short-term                     1,784                 --
  Current maturities of long-term debt             945                 --
                                          ------------       ------------
    Total current liabilities                    4,245              1,901

Other long-term debt,
  excluding current maturities                   3,560                 --
                                          ------------       ------------
    Total liabilities                            7,805              1,901

Shareholders' equity
Common stock $0.25 par value                     1,320              1,193
Additional paid-in capital                      15,198             14,316
Accumulated deficit                             (4,790)            (4,449)
                                          ------------       ------------
                                                11,728             11,060
                                          ------------       ------------
   Total Liabilities and
    Stockholders' Equity                  $     19,533       $     12,961
                                          ============       ============

See Notes to Consolidated Financial Statements

                      TOR MINERALS INTERNATIONAL, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                  (in thousands, except per share amounts)

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     ------------------   ------------------
                                       2000      1999       2000      1999
                                     --------  --------   --------  --------
NET SALES                            $  3,850  $  2,850   $ 11,387  $  8,888
COSTS AND EXPENSES:
  Cost of products sold                 3,118     2,017      8,701     6,115
  Selling, administrative
   and general                            886       615      2,726     1,947
                                     --------  --------   --------  --------
     OPERATING INCOME (LOSS)             (154)      218        (40)      826

OTHER INCOME (EXPENSES):
  Interest income                          11        27         49        60
  Interest expense                       (139)       --       (336)       (4)
  Other, net                              (11)        5        (14)       21
                                     --------  --------   --------  --------
INCOME (LOSS) BEFORE INCOME TAX          (293)      250       (341)      903
Provision for income tax                   --         1         --        16
                                     --------  --------   --------  --------
NET INCOME (LOSS)                    $   (293) $    249   $   (341) $    887
                                     ========  ========   ========  ========
Earnings (loss) per common share:
  Basic                              $ (0.06)  $   0.05   $ (0.07)  $   0.19
  Diluted                            $ (0.06)  $   0.05   $ (0.07)  $   0.19

Weighted average common shares
   and equivalents outstanding:
   Basic                             5,279        4,773    5,166       4,700
   Diluted                           5,279 (1)    4,828    5,166 (1)   4,756


--------------------------------------
(1) No shares were added to the number
of basic shares in the computation of
diluted earnings per share because the
effect would be antidilutive

See Notes to Condensed Financial Statements

                      TOR MINERALS INTERNATIONAL, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                       ---------------------
                                                           2000       1999
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                     $    (341)  $     887
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                             524         373
   Loss on sale of asset(s)                                    5         (10)
   Other Assets                                               21          --
 Changes in working capital:
   Receivables                                               491         (94)
   Inventories                                             1,519        (694)
   Other current assets                                      (30)        (31)
   Accounts payable and accrued expenses                  (1,396)        491
                                                       ---------   ---------
           Net cash provided by operating activities         793         922
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of TMM, net of cash acquired                (4,848)         --
  Additions to property, plant and equipment                (407)       (637)
  Proceeds from sale of asset(s)                              37         666
                                                       ---------   ---------
 Net cash provided by (used in) investing activities      (5,218)         29
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Proceeds (Payments)-Long-term Debt                    2,839        (389)
 Net Payments-Line of Credit                                (511)         --
 Net Proceeds-Export Credit                                   49          --
 Proceeds from issuance of common stock                        9          24
                                                       ---------   ---------
Net cash provided by (used in) financing activities        2,386        (365)
                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (2,039)        586
CASH AND CASH EQUIVALENTS:
    AT BEGINNING OF PERIOD                                 2,330       1,737
                                                       ---------   ---------
    AT END OF PERIOD                                   $     291   $   2,323
                                                       =========   =========
Supplemental disclosure of cash flow information
    Interest income                                    $      49   $      60
    Interest expense                                         306           4

See Notes to Consolidated Financial Statements

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

     Reclassifications

     Certain reclassifications have been made in prior quarters' financial statements to conform to classifications used in the current quarter.

2.   Acquisition of TOR Minerals Malaysia
     (formerly Malaysian Titanium Corporation, Sdn. Bhd.)

     On March 6, 2000, the Company announced the purchase of Malaysian Titanium Corporation, Sdn. Bhd. ("MTC"), a private Malaysian company. Subsequent to the acquisition, MTC changed its name to TOR Minerals Malaysia, Sdn. Bhd., ("TMM"). The sale and purchase agreement (the "Agreement") was signed in Malaysia effective March 1, 2000, and provided for the purchase by the Company of all of the issued and outstanding shares of TMM from Megamin Ventures Sdn. Bhd., ("Megamin"). Megamin is also the Company's largest shareholder, with approximately 28% of the Company's outstanding shares as of December 31, 1999. After giving effect to the Agreement, Megamin owned approximately 35% of the Company's outstanding shares as of March 1, 2000. Prior to the Agreement, Megamin had one appointee to the Company's Board of Directors. Per the Agreement, the Company nominated an additional person to serve on the Company's Board of Directors as a representative of Megamin.

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

     TMM was previously a subsidiary of the Company and was sold to Megamin and other investors in 1994. The acquisition provides the opportunity to control the raw material supply for the Company's primary product, HITOX pigment, and represents both a low cost production site for HITOX pigment and better access to markets outside the U.S.

3.   Debt

     The Company's $2,000,000 line of credit with Bank of America (the "Bank") expired April 30, 2000, and a new $2,000,000 line of credit (the "Line") was established with the Bank that expires on April 30, 2002. The interest rate for the Line is either a fixed or floating rate, at the Company's option. The floating rate is the daily Eurodollar rate plus 225 basis points, and the fixed rate is available in 30, 60 or 90 day tranches, at 225 basis points above the Eurodollar Rate for the chosen time period. The amount of credit available to the Company under the Line is limited to the lesser of $2,000,000 or 80% of eligible accounts receivable. At September 30, 2000, $1,243,000 was available to the Company under the line and the Company had no outstanding borrowings under the Line on that date. The Company has one term loan with Bank of America. The $3,500,000 proceeds of the loan were used to finance the purchase of TMM. The loan is to be repaid in full in a single payment on October 5, 2001. The company may prepay all or part of the principal outstanding at any time without penalty, subject to any restrictions caused by the choice of interest rate. The interest rate is the Bank's prime rate or the LIBOR rate plus 225 basis points, as chosen by the Company. The LIBOR based rate is available in 30, 60 or 90 day tranches, with a minimum of $1,000,000 for any one tranche. If a LIBOR based rate is used the Company cannot prepay any principal related to that tranche for the period chosen without paying a penalty. The Company reduced the principal balance under the term loan by $1,200,000 in the third quarter of 2000. The $2,300,000 principal balance outstanding on September 30, 2000 was borrowed using a 30-day LIBOR tranche with an effective interest rate of 8.87% per annum.

     The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At September 30, 2000 TMM had utilized $1,989,000 of that facility, including $1,275,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing against customers' purchase orders. In addition, TMM has two term loans outstanding with principal balances outstanding of $350,000 and $1,132,000 at September 30, 2000. Both loans have an effective interest rate of 8.8% per annum.

4.   Business Segment Information

     The Company and its subsidiaries operate in one reportable segment of pigment manufacturing and related products. All United States manufacturing
is   done  at  the  facility  located  in  Corpus  Christi,  Texas.   Foreign
manufacturing  is  done by the Company's wholly owned subsidiary  located  in
Malaysia.   A summary of the Company's manufacturing operations by geographic area is presented below:
                                                  Adjustments
                             United                    and
                             States    Malaysia   Eliminations   Consolidated
                           ---------  ---------   ------------   ------------
Three months ended
September 30, 2000
----------------------
Sales Revenue:
  Customer sales           $   3,359   $     491                   $   3,850
  Intercompany sales              --         145           145            --
                           ---------   ---------     ---------     ---------
Total Sales Revenue        $   3,359   $     636     $     145     $   3,850
                           ---------   ---------     ---------     ---------
Segment profit (loss)      $    (143)  $   (122)     $     (28)    $    (293)
                           =========   =========     =========     =========

Nine months ended
September 30, 2000
----------------------
Sales Revenue:
  Customer sales           $  10,317   $   1,073                   $  11,387
  Intercompany sales              --         956           956
                           ---------   ---------     ---------     ---------
Total Sales Revenue        $  10,317   $   2,026     $     956     $  11,387
                           ---------   ---------     ---------     ---------
Segment profit (loss)      $      48   $    (131)    $    (258)    $    (341)
                           =========   =========     =========     =========

Segment assets             $  15,960   $  13,525     $  (9,952)    $  19,533

----------------------------------------
Sales  from the subsidiary to the parent
company  are  based upon profit  margins
which  represent competitive pricing  of
similar    products,   or    based    on
contractual arrangements that existed prior to TMI's acquisition of TMM.

5.   Pro Forma Financial Information

     The results of operations for the nine-month period ended September 30, 2000 includes the operations of TMM from the acquisition date of March 1, 2000 (see Note 2). Assuming the acquisition of TMM had occurred at January 1, 1999, unaudited pro forma consolidated results of operations for the nine months ended September 30, 2000 and 1999 would have been as follows:

                            Pro Forma (Unaudited)
                       Nine months Ended September 30
                     In thousands, except per share data

                                          2000        1999
                                        -------     -------

             Net revenue                $12,903     $10,451

             Net income                   $467        $196

             Net income per share:

                  Basic                  $0.09       $0.04

                  Diluted                $0.09       $0.04

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

6.   Calculation of Basic and Diluted Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share:
                  (in thousands, except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     -------------------    ------------------
                                       2000       1999        2000      1999
                                     -------     -------    -------    -------
Numerator:
Net Income (loss)                    $  (293)    $   249    $  (341)   $   887
Numerator for basic earnings
per share - income (loss)
available to common stockholders        (293)        249       (341)       887
                                     -------     -------    -------    -------
Effect of dilutive securities:            --          --         --         --
                                     -------     -------    -------    -------
Numerator for diluted earnings
per share - income (loss)
available to common stockholders
after assumed conversions            $  (293)    $   249   $   (341)   $   887

Denominator:
Denominator for basic earnings per
share - weighted-average shares        5,279       4,773      5,166      4,700

Effect of dilutive securities:
Employee stock options                    --          55         --         56
                                     -------     -------    -------    -------
Dilutive potential common shares          --          55         --         56
                                     -------     -------    -------    -------
Denominator for diluted earnings
per share - weighted-average
shares and assumed conversions      5,279 (1)      4,828    5,166 (1)    4,756
                                    =====          =====    =====        =====
Basic earnings per common share:
    Net Income (Loss)               $(0.06)      $  0.05    $(0.07)    $  0.19
                                    =======      =======    =======    =======
Diluted earnings per common share:
    Net Income (Loss)               $(0.06)      $  0.05    $(0.07)    $  0.19
                                    =======      =======    =======    =======

---------------------------------------------
(1)  No  shares  were added to the number  of
     basic  shares  in  the  computation   of
     diluted earnings per share because the effect would be antidilutive.

     Options to purchase 535,600 shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales:

     Net sales increased $1,000,000, or 35.1% to $3,850,000 in the third quarter of 2000 compared with $2,850,000 in the same quarter last year.
Pigment sales accounted for $918,000 of the sales increase, with TMM providing $410,000 of those sales. Sales of the Company's HITOX pigment line increased $433,000 in the third quarter of 2000 compared with 1999, while sales of the HALTEX pigment line increased $352,000 and sales of the BARTEX pigment line increased $138,000. For the nine months ended September 30, 2000, net sales increased $2,499,000, or 28.1% to $11,387,000 compared with $8,888,000 for the same period last year. Pigment sales accounted for
$2,308,000 of the sales increase, with TMM providing $879,000 of those pigment sales. Sales of the Company's HITOX pigment line increased $1,116,000, while sales of the HALTEX pigment line increased $920,000 and sales of the BARTEX pigment line increased $371,000.

Gross Profit:

     For the quarter, gross profit decreased $101,000 due to higher production costs in the US and in Malaysia and due to a change in the product mix that included higher sales of lower margin products. The gross profit percentage for the quarter decreased from 29.2% in the third quarter 1999 to 19.0% in the same quarter this year. The higher production costs in the US were primarily the result of higher natural gas prices. At TMM, higher maintenance expenses were incurred during a two-month period when synthetic rutile was not produced, which resulted in a negative margin for the quarter. For the year, gross profit decreased $87,000. The YTD gross profit percentage decreased from 31.2% in 1999 to 23.6% in 2000.

Expenses:

     Total selling, administrative and general expenses ("SG&A expense") increased from $615,000 during the third quarter of 1999, to $886,000 for the third quarter of 2000, an increase of $271,000 or 44.1%. Approximately $165,000 of the increase is the result of including SG&A expenses from TMM in 2000 after the acquisition. The remainder of the increase is primarily the result of higher selling expenses in 2000 compared with 1999. For the year, SG&A expense increased from $1,947,000 in 1999 to $2,726,000 in 2000, an increase of $779,000 or 40.0%. Approximately $442,000 of the increase is the result of including SG&A expenses from TMM in 2000 after the acquisition. The remainder of the increase is primarily the result of higher selling expense in 2000 compared with 1999.

Interest Income:

     During the third quarter of 2000, excess funds were deposited in short-term interest bearing investments resulting in interest income for the quarter of $11,000 compared to $27,000 for the same quarter last year. For the year, interest income decreased from $60,000 in 1999 to $49,000 in 2000. The year to date decrease is the result of lower cash balances available for investment during the first nine months of 2000.

Interest Expense:

     Interest expense increased $139,000 in the third quarter of 2000 as compared with the same quarter last year when the Company had no long-term debt. For the nine-month period ended September 30, 2000 interest expense was $336,000 compared to $4,000 for the same period in 1999. The increase in interest expense is due to the financing of the purchase of TMM and interest expense associated with TMM's debt.

Provision for Income Tax:

     Due to operating losses for both the three months and nine months ended September 30, 2000, the Company recorded no income tax expense for either period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Cash decreased from $2,330,000 at December 31, 1999 to $291,000 at September 30, 2000. During the nine month period, cash provided by operating activities totaled $793,000, resulting from changes in working capital. Net cash used in investing activities totaled $5,218,000 and financing activities provided $2,386,000, both related primarily to the acquisition of TMM.
Accounts receivable increased at September 30, 2000 compared with December 31, 1999 due to higher sales in 2000 and due to the acquisition of TMM. Inventories decreased modestly over the nine-month period ended September 30, 2000, primarily due to lower production at TMM.

     The Company's $2,000,000 line of credit with Bank of America (the "Bank") expired April 30, 2000, and a new $2,000,000 line of credit (the "Line") was established with the Bank that expires on April 30, 2002. The interest rate for the Line is either a fixed or floating rate, at the Company's option. The floating rate is the daily Eurodollar rate plus 225 basis points, and the fixed rate is available in 30, 60 or 90 day tranches, at 225 basis points above the Eurodollar Rate for the chosen time period. The amount of credit available to the Company under the Line is limited to the lesser of $2,000,000 or 80% of eligible accounts receivable. At September 30, 2000, $1,243,000 was available to the Company under the line and the Company had no outstanding borrowings under the Line on that date. The Company has one term loan with Bank of America. The $3,500,000 proceeds of the loan were used to finance the purchase of TMM. The loan is to be repaid in full in a single payment on October 5, 2001. The company may prepay all or part of the principal outstanding at any time without penalty, subject to any restrictions caused by the choice of interest rate. The interest rate is the Bank's prime rate or the LIBOR rate plus 225 basis points, as chosen by the Company. The LIBOR based rate is available in 30, 60 or 90 day tranches, with a minimum of $1,000,000 for any one tranche. If a LIBOR based rate is used the Company cannot prepay any principal related to that tranche for the period chosen without paying a penalty. The Company reduced the principal balance under the term loan by $1,200,000 in the third quarter of 2000. The $2,300,000 principal balance outstanding on September 30, 2000 was borrowed using a 30-day LIBOR tranche with an effective interest rate of 8.87% per annum.

     The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At September 30, 2000 TMM had utilized $1,989,000 of that facility, including $1,275,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing against customers' purchase orders. In addition, TMM has two term loans outstanding with principal balances outstanding of $350,000 and $1,132,000 at September 30, 2000. Both loans have an effective interest rate of 8.8% per annum.

     TMM is presently dependent upon the Company for purchasing its synthetic rutile production. TMM's synthetic rutile production capacity is expected to meet and exceed the short-term needs of TMM or the Company for synthetic rutile to process into HITOX. As a result, the Company is endeavoring to find third-party buyers for the excess synthetic rutile production, so as to enable TMM to operate the plant efficiently and achieve lower unit production costs through economies of scale. Should attempts to find third-party buyers of synthetic rutile not succeed, the Company may adjust production levels of synthetic rutile at the Malaysian plant to avoid a build-up of inventories and the associated carrying cost. If production levels of synthetic rutile at TMM are reduced, production costs there will increase and could negatively effect margins as they did in the third quarter of 2000.

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

                                   PART II

Item 6.     Exhibits and Reports on Form 8K

                                               Page No.
                                               -------
            (a)  Exhibits                       None

            (b)  Reports on Form 8-K            None









Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   TOR Minerals International, Inc.
           ____________
           (Registrant)


Date:    November 13, 2000     ______________________________________
                               Bernard A. Paulson, President and CEO


Date:    November 13, 2000     ______________________________________
                               Craig Schkade, Chief Financial Officer
                               (Principal Financial and Accounting Officer)


