Form 10KSB
period 2000-12-31
TOR MINERALS INTERNATIONAL INC
filed 2001-03-21
CIK 842295

3:

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-17321

TOR Minerals International, Inc.

(Name of small business issuer in its charter)
Delaware	74-2081929
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

722 Burleson Street
Corpus Christi, Texas	78402
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (361) 883-5591

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $15,378,338

State the aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 28, 2001, computed by reference to the closing sale price of the registrant's Common Stock on The NASDAQ SmallCap Market tier of the NASDAQ Stock Market on such date: $2,706,828.

Number of shares of the registrant's Common Stock outstanding as of February 28, 2001

5,279,187

Documents incorporated by reference:

1.	Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held May 11, 2001, are incorporated by reference into Part III of this report.
2.	Certain portions of the registrant's S-1 registration statement (File No. 33-25354) exhibits are incorporated by reference into Part IV of this report.

Transitional Small Business Disclosure Format (check one):	Yes	No	X

PART I

Item 1. Description of Business

General

TOR Minerals International, Inc. ("TOR" or the "Company") (formerly Hitox Corporation of America) is a specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments and pigment extenders used in the manufacture of paints, industrial coatings and plastics. The Company's principal product, HITOX® (high grade titanium dioxide), is a unique color pigment with a high titanium dioxide content. Titanium dioxide is the primary pigment used by manufacturers of paints, plastics and paper to impart opacity and durability to the finished product. HITOX enjoys a unique marketing niche as a lower cost, high quality, buff color pigment that can replace some of the other color pigments and some or all of the white titanium dioxide in customer's formulations, providing significant cost savings. HITOX is chemically inert and non-toxic. HITOX accounted for 64% of net sales in 2000 and 74% 1999. The Company's strategy includes offering additional products to its HITOX customers. To this end, TOR also manufactures and sells a line of barium sulfate pigment extenders under the brand name BARTEX®, alumina trihydrate under the name HALTEX® which is a filler used in plastics for its flame retardant properties, and sells iron oxide pigments under the name OSO® which are used in primers, color concentrates and other specialty coatings for its color properties.

At the Company's annual meeting of shareholders, held May 5, 2000, the shareholders voted to approve an amendment to the Company's Certificate of Incorporation to change the name of the Company from Hitox Corporation of America to TOR Minerals International, Inc. The Company's stock symbol changed from HXTA to TORM effective May 10, 2000.

The Company was organized by Benilite Corporation of America ("Benilite") in 1973. Benilite, which was incorporated in Delaware in 1969, developed the then patented "Benilite process" for producing synthetic rutile ("SR"), the principal ingredient used in the manufacture of HITOX, from ilmenite ore. Benilite licensed and helped design several synthetic rutile plants located throughout the world which utilize this process (including the plant located in Ipoh, Malaysia, owned by the Company, as discussed below). Benilite concluded that synthetic rutile produced by the Benilite process could be further processed into a buff-colored titanium dioxide pigment having many of the characteristics of standard white titanium dioxide at a significant cost savings. These efforts by Benilite were the beginning of the Company's business. In 1980, the subsidiary of Benilite engaged in the development of HITOX was spun off by Benilite to its shareholders. In December 1988, the Company became a publicly owned company after completing a public offering of 1.38 million shares of its common stock.

On March 6, 2000, the Company announced the purchase of Malaysian Titanium Corporation Sdn. Bhd. ("MT"), a private Malaysian company. Subsequent to the acquisition, MT changed its name to TOR Minerals Malaysia, Sdn. Bhd., ("TMM"). The sale and purchase agreement (the "Agreement") was signed in Malaysia effective March 1, 2000, and provided for the purchase by the Company of all of the issued and outstanding shares of MT from Megamin Ventures Sdn. Bhd., ("Megamin"). Megamin is also the Company's largest shareholder. After giving effect to the Agreement, Megamin owns approximately 35% of the Company's outstanding shares as of March 1, 2000. Prior to the Agreement, Megamin had one appointee to the Company's Board of Directors. Per the Agreement, the Company nominated an additional person to serve on the Company's Board of Directors as a representative of Megamin.

Pursuant to the terms of the Agreement, the Company paid $3,775,000 in cash and issued 500,000 shares of its common stock in exchange for 100% of the outstanding shares of MT. The Company's shares closed at $2.00 on the effective date of the Agreement. The Company also agreed to pay Megamin a total of $1,000,000 in four equal semi annual payments beginning July 1, 2000. The discounted present value of those payments is approximately $950,000. Transaction costs totaled $160,000. The Company recorded the transaction as a purchase, with a cost of $5,885,000, plus assumption of MT's bank debt of approximately $4,000,000.

TMM is the Company's sole supplier of Synthetic Rutile, the raw material for the Company's proprietary titanium pigment, HITOX. TMM is also producing HITOX pigment in Malaysia and is selling HITOX pigment in Asia and Europe. To take advantage of lower manufacturing costs in Malaysia, TMM began shipping HITOX to the West Coast of the United States in September 2000. The production of HITOX in Malaysia for sale to customers in the Western Hemisphere is expected to increase.

TMM was previously a subsidiary of the Company and was sold to Megamin and other investors in 1994. The acquisition provides the opportunity to control the raw material supply for the Company's primary product, HITOX pigment, and represents both a low cost production site for HITOX pigment and marketing opportunities outside the U.S. market.

The Company's products are currently marketed in the United States and in more than 60 other countries. The Company sells its products through a network of direct sales representatives employed by the Company and independent stocking distributors in the United States, as well as distributors and agents overseas. The Company's sales representatives sell directly to end-users and provide marketing support and guidance for the Company's independent distribution network.

Raw Materials

Titanium dioxide pigment can be produced using ilmenite, natural rutile, synthetic rutile or titanium slag. Ilmenite is a black material found in natural mineral deposits and typically has a titanium dioxide content ranging from 44% to 60%. Ilmenite is found throughout the world, including China, India, Australia and North America. In Malaysia, ilmenite historically has been recovered incidental to tin mining, but as tin mining has decreased in Malaysia, that source of ilmenite has been declining. Synthetic rutile is produced from ilmenite and typically has a titanium dioxide content ranging from 92% to 95%. There are ample sources of ilmenite and several producers of synthetic rutile worldwide.

HITOX, a light buff-colored titanium dioxide pigment, is made from synthetic rutile. The Company currently purchases all of its synthetic rutile from its subsidiary TMM.

BARTEX is produced from high grade barytes (barium sulfate) mined in China, India, Turkey and Mexico. The Company has not experienced and does not anticipate having difficulty in acquiring adequate supplies of this material.

HALTEX is produced from Bayer grade aluminum hydroxide that the Company purchases from two of the three domestic suppliers. The Company also has an adequate supply of products purchased from other companies for resale.

Manufacturing

Synthetic Rutile Manufacturing Process

The Malaysian synthetic rutile plant uses the Benilite process for producing synthetic rutile. Raw materials used in the manufacturing process include ilmenite, acid and fuel oil. Ilmenite is first treated in a reduction kiln and then subjected to leaching in hydrochloric acid where soluble iron and other impurities are removed.

HITOX Manufacturing Process

HITOX is manufactured from synthetic rutile in a process which incorporates fluid energy milling. In this process, particles of synthetic rutile mechanically abrade each other to form the end product, which after other processing, including testing and quality control procedures, is collected for bagging and shipping. Of its eight fluid energy milling lines, the Company currently uses five to manufacture HITOX pigment at its Corpus Christi plant and one at its plant in Malaysia.

The manufacturing process for producing HITOX is not simple and the details of the process and the operating parameters of the systems are not widely known. The HITOX manufacturing process is not patented.

Other Products

BARTEX is a pigment extender or filler line which is used to increase the efficiency of titanium dioxide pigment required for a particular application and because of its high specific gravity to add weight and strength to the end product. The Company's best selling BARTEX product is produced at the Corpus Christi plant using the fluid energy milling process. One of the Company's eight fluid energy milling lines is dedicated to the production of BARTEX.

HALTEX is a pigment filler line that is used primarily for its flame retardant and smoke suppressant properties in plastics and coatings. The HALTEX product line is being expanded using some of the production technologies of the Company's other products. In 2000, one of the fluid energy milling lines at the Corpus Christi plant was dedicated to the production of a small particle size HALTEX pigment.

OSO iron oxides are pigments that are used for applications such as primers, pigment dispersions, color concentrates and other coatings. Iron oxide pigments are primarily used for their color contribution and opacity. The Company purchases OSO iron oxides from third parties for resale.

Research and Development

A 5,000 square foot technical center was constructed at the Company's plant location in Corpus Christi, Texas in 1992, that houses process control, quality assurance, technical service, and research and development functions. The technical services group was expanded in 1998 and focused on customer service and development. The Company did not incur significant research and development expense in 2000.

Management

Mr. Bernard Paulson, a director of the Company since 1992, was appointed Chief Executive Officer by the Board on June 1, 1999. Mr. Paulson had served as Acting Chief Executive Officer since November 1, 1998. Mr. Richard L. Bowers was appointed to the position of President and Chief Operating Officer on February 26, 2001. Mr. Bowers had been serving as Executive Vice President/Director of Sales and Marketing since June 1, 1999. Previously, he had served from 1981 to 1994 as President and Chief Executive Officer of Hitox Corporation. Mr. Kelso C. Brooks, Jr., the Company's Director of Technology since 1994, was appointed to the newly created position of Acting General Manager in late 1997, and was appointed Senior Vice President on March 3, 1998. Mr. Christopher J. McGougan, a director of the Company since 1998, was appointed Vice President of International Sales on March 16, 2000.

Marketing and Customers

Sales and Marketing Department Organization

The Company's sales efforts are managed out of Corpus Christi. The Company has developed two office and technical centers, one in Corpus Christi and the other at the plant in Malaysia. The Vice President of Sales and Marketing has a number of area and product managers that work for the company and help him both deal directly with customers and manage agent and distributor relations.

Technical Services Group Participation

The technical services group in Corpus Christi deals with customer problems and offers technical advice to users of the Company's products. A second group is forming in Malaysia to perform the same services to Asian and other customers.

Distributors and Agents

The Company utilizes a network of both domestic and foreign distributors and agents. Within North America there are multiple agents serving the Company on either a regional or a product basis. In most other countries there is one stocking distributor who purchases directly from TOR and resells in his territory. In certain large countries there may be multiple distributors. In this way the Company gets the benefit of sales specialists with specific trade knowledge in each country.

Customers

End use customers of the Company's products include, among others, such companies as PPG, Uponor, Dunn Edwards, J-M Manufacturing Co., The Sherwin-Williams Company, Morton International, and Formosa Plastics. The top 10 direct customers accounted for 30% of total net sales in 2000 and 42% of total sales in 1999. The direct foreign customers accounted for 10% of total net sales in both 2000 and 1999. The Company has historically maintained a relatively stable customer base.

Geographic Distribution

The Company sells its products in the United States and markets them to customers located in more than 60 foreign countries. The Company's foreign sales, with the exception of the Malaysian operations, are made in U.S. dollars to avoid foreign currency risks.

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

TMM's synthetic rutile plant is required to be licensed by the Malaysian Atomic Energy Licensing Board ("AELB"), because the ilmenite used by the plant is derived from tin tailings which is also a source of small amounts of monazite and hafnium which are radioactive rare earth compounds. As part of the licensing requirements, TMM is required to maintain a monitoring program for various emissions from the plant. The monitoring is being done in-house by TMM personnel and results are reported to the AELB as required. The plant is subject to various other licensing and permitting requirements, all of which TMM is currently in compliance.

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

Backlog

The Company normally manufactures its pigment products in anticipation of, and not in response to, customer orders and generally fills orders within a short time after receipt. Consequently, the Company seeks to maintain adequate inventories of its pigment products in order to permit it to fill orders promptly after receipt. As of March 1, 2001, the Company does not have a significant backlog of customer orders.

Seasonality

The Company's pigment business has generally experienced higher sales during the second and third calendar quarters. This is associated with increased activity in construction and maintenance during warm weather which increases demand for materials which use pigments such as paints and plastic pipe.

Patents and Trademarks

The Company currently holds no patents on the processes for manufacturing any of its products. Five of the Company's products, HITOX, BARTEX, HALTEX, OSO, and TITOX are marketed under names which have been registered with the United States Patent and Trademark Office. Efforts have also been made to register trademarks in certain foreign countries.

Employees

As of December 31, 2000, the Company had a total of 51 full-time employees in the U.S and 150 employed at its subsidiary in Malaysia. Certain personnel employed by the Malaysian subsidiary are covered by a collective bargaining agreement with an in-house union.

Item 2. Description of Property

The Company operates a plant in Corpus Christi, Texas that manufactures HITOX, BARTEX, and HALTEX. The facility is located in the Rincon Industrial Park on approximately 14.86 acres of land, with 12.86 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres owned by the Company. The first lease, which covers 10 acres of the plant site and the second covers 2.86 acres. The lease payments are subject to adjustment every 5 years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. One lease was scheduled to expire in 2002 and the second was scheduled to expire in 2017. The Company and the Port executed an amended lease agreement on July 11, 2000, which extended the expiration dates of both leases to June 30, 2027.

The Company owns the improvements on the plant site, including a 3,400 square-foot office, a 5,000 square-foot laboratory building, a maintenance shop and several manufacturing and warehousing buildings containing a total of approximately 90,000 square feet of space. The leased premises include approximately 350 lineal feet of bulkheaded industrial canal frontage, which provides access to the Gulf of Mexico intercoastal waterway system through the Corpus Christi ship channel. This property also is serviced by a railroad spur that is owned by the Company and runs through the Company's property to the canal.

The Malaysian synthetic rutile manufacturing plant is located in Ipoh and close to the source of its major raw material - ilmenite. The plant site has 38 acres of land that TMM has a commitment to use through the year 2074. Apart from the process plant itself, the site has an office building, a laboratory, a spare parts storage warehouse and an employee cafeteria. Five new buildings - raw ilmenite storage building, finished product building, machine shop, a process building and a reduced ilmenite storage building were constructed between 1989 and 1991.

Management believes that all of the facilities and equipment of the Company are adequately insured.

Item 3. Legal Proceedings

The Company is involved in routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2000.

Executive Officers

The names of the members of the Company's executive officers at February 26, 2001, each of whom is elected annually, are set forth below:
Name	Age	Position	TOR Since
Bernard Paulson	72	Chief Executive Officer	1992
Richard L. Bowers	58	President and Chief Operating Officer	1999
Kelso C. Brooks, Jr.	53	Senior Vice President	1991
Christopher J. McGougan	55	Vice President of International Sales	2000
Elizabeth Morgan	60	Secretary	1988
Barbara Russell	48	Controller (Principal Accounting Officer)	1997

Bernard Paulson was appointed Chief Executive Officer by the Board on June 1, 1999. He has been a director of the Company since 1992. Mr. Paulson is retired President of Koch Refining Company with over 40 years experience with other companies in the refining and petrochemical industries, including Kerr-McGee Corporation.

Richard Bowers was appointed President and Chief Operating Officer on February 26, 2001. He joined Benilite in 1969 and was stationed in Singapore and Malaysia. In 1971 Mr. Bowers joined the staff of the Hitox Division of Benilite in Corpus Christi and was employed until the spin-off of the Company in 1980. From 1980 until 1994 he held positions of President, Chief Executive Officer and Chairman of the Board of the Company. From 1994 to June 1999, Mr. Bowers was a Director and owner of Environmental Analytics, Inc., an environmental services business based in Houston, Texas. Mr. Bowers has a Bachelors of Arts degree from Furman University.

Kelso C. Brooks, Jr., was appointed Senior Vice President on March 3, 1998. Mr. Brooks joined TOR in 1991 and has served as Director of Technology since 1994. Prior to joining TOR, Mr. Brooks has served as Operations Manager, Process Control Manager, Plant Manager, and in other managerial positions with Cities Service Company and Columbian Chemicals Company. He received his Bachelor of Chemical Engineering from the University of Arkansas.

Christopher J. McGougan joined the Board of TOR Minerals in 1998 and was appointed Vice President of International Sales on March 16, 2000. Mr. McGougan has extensive experience in the manufacture and sales of technically oriented products. He began his career as a technical sales representative for a specialty metals company in the United Kingdom in 1965 and has managed specialty metal and chemical companies in both Asia and the United States. Most recently he was the Chairman of a European automotive component company.

Elizabeth Morgan has served as Secretary since November 1988 and as Assistant to the President since September 1988. Prior to joining the Company, she served as Administrative Assistant to the President of Carl Oil & Gas Co., an independent oil and gas exploration company based in Corpus Christi, Texas.

Barbara Russell has served as Controller since May 2000 and as Principal Accounting Officer since February 2001. She joined the Company in 1997 as Accounting Manager. Prior to her association with TOR, Ms. Russell served as Controller and Executive Director of the South Texas Lighthouse for the Blind from 1972 to 1996. She received her Bachelor of Business Administration degree in Accounting from Texas A & M University - Corpus Christi.

No executive officer of the Company has any family relationship with any other director or executive officer of the Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company became a publicly owned company in December, 1988. Prior to that time, the Company's stock was not listed or traded on any stock exchange. From February 7, 1989, to February 10, 1995, the Company's common stock was listed and traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ). A reduction in net tangible assets, along with annual net losses, required the Company's securities to be moved from the NASDAQ National Market System to the NASDAQ SmallCap Market System effective February 10, 1995 (symbol: TORM).

The table below sets forth the high and low closing sales price of the Company's common stock for the periods indicated, according to published sources.
Quarter Ended		March 31	June 30	Sept. 30	Dec. 31
2000	High	$2.938	$2.875	$2.313	$2.250
	Low	1.688	1.875	1.875	0.875
1999	High	$2.188	$3.313	$2.375	$2.000
	Low	1.438	2.000	2.000	1.375

No cash dividends have ever been paid on the Company's Common Stock. The Company is prohibited from paying cash dividends under its loan agreement with Bank of America (formerly NationsBank, N.A.). (See Note 5 of Notes to Financial Statements.)

The approximate number of holders of record of the Company's Common Stock as of December 31, 2000 was 101. In addition, there are approximately 750 beneficial shareholders.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales: Net sales for 2000 were $15,378,338, an increase of $3,795,618 or 32.8% compared with 1999 net sales of $11,582,720. TOR Minerals (M) Sdn Bhd (TMM) was acquired by the Company on March 1, 2000. Sales by TMM are included for the last ten months of 2000 and total $2,357,373. Total 2000 sales of HITOX pigment were $9,889,985 in 2000, or 64.3% of total sales in 2000, an increase of 15.6%, as compared with $8,556,122, or 73.9% of total sales in 1999. HITOX sales by TMM totaled $1,448,661. BARTEX pigment sales, which represent 18.1% of total sales, increased 16.2% in 2000. HALTEX pigment sales, which represent 9.8% of the total 2000 sales, increased 563.2% in 2000 to $1,504,853. Sales of synthetic rutile to third parties accounted for $683,279 or 4.4% of total sales for 2000. The Company's financial performance continues to be dependent on sales of the single product line, HITOX pigment.

The Company's net sales in the U.S. increased by 12.6%, to $11,206,792 in 2000 from $9,955,616 in 1999. Net sales for use in foreign countries increased by $2,544,442 or 156.4% to $4,171,546 in 2000, from $1,627,104 in 1999. Sales increased in 2000 to Europe, Asia, Mexico, South America, and Africa compared with 1999.

Cost of Sales: Total cost of sales in 2000 increased $3,872,356 or 47.9% from 1999 on higher sales volume. The gross profit margin decreased from 30.2% in 1999 to 22.3% in 2000 due to higher production costs in the U.S. and in Malaysia, and due to higher sales of lower margin products. The higher production costs in the U.S. were primarily the result of higher natural gas prices. In Malaysia, higher maintenance expenses were incurred during six months when synthetic rutile production was shut down. For the year, gross profit decreased $76,738.

General, Administrative and Selling Expenses: Total general, administrative and selling expenses ("SG&A") for 2000 were $3,656,844, an increase of $1,050,053 or 40.3%, compared with 1999. Approximately $752,000 of the increase is the result of included SG&A expenses for TMM in 2000 after the acquisition. The remainder of the increase is primarily the result of higher selling expenses in the U.S. in 2000 compared to 1999. Bad debt expense has been insignificant during both periods.

Interest Income: Interest income was $ 53,225 in 2000 compared with $88,745 in 1999, a decrease of 40.0% which resulted from lower daily cash balances in 2000 available for investment.

Interest Expense: Interest expense in 2000 increased $ 438,953 compared with 1999. The increase was the result of interest expense related to outstanding bank debt at TMM and borrowing in the U.S. related to the acquisition of TMM .

Income Taxes: The Company has net operating loss and other carryforwards available to offset the Company's regular taxable income, both in the U.S. and in Malaysia.

Cash and Cash Equivalents: The balance in cash and cash equivalents decreased $2,201,718 from the end of 1999 to the end of 2000. This decrease was the result of cash used in the acquisition of TMM.

Accounts Receivable: Accounts receivable increased $602,463 from the end of 1999 to the end of 2000 due primarily to the acquisition of TMM.

Inventories: Inventories decreased $919,706 from the end of 1999 to the end of 2000 due primarily to an effort by the Company to lower the inventory of synthetic rutile, the raw material for making HITOX pigment, at the Corpus Christi plant location.

Accounts Payable: Accounts payable decreased $646,413 from the end of 1999 to the end of 2000. The decrease is due to the elimination of inter-company transactions in 2000 after the acquisition of TMM. At the end of 1999, the Company owed TMM $810,920.

Notes Payable to Banks: There was a balance of $608,329 outstanding under the Company's bank line of credit and $1,470,081 under an export credit refinancing facility at the end of 2000. There was no outstanding balance at the end of 1999.

Accrued Expenses: The increase in accrued expenses of $97,091 from the end of 1999 to the end of 2000 is primarily the result of an increase in accrued inventory costs, primarily for ocean freight.

Current Maturities of Long-term Debt: At December 31, 2000 the current maturities on the Company's long-term debt was $2,245,473. The Company had no debt at the end of 1999.

Liquidity and Capital Resources

Working capital decreased $6,137,463 or 73.9% to $2,169,043 at December 31, 2000 compared with $8,306,506 at December 31, 1999. In 2000, cash decreased $2,201,718, with operating activities providing $1,583,327, while $5,334,152 was used in investing activities, and $1,549,107 was provided by financing activities. Most of the changes within those groupings were the effect of the acquisition of TMM in March of 2000.

The Company's $2,000,000 line of credit with Bank of America (the "Bank") expired April 30, 2000, and a new $2,000,000 line of credit (the "Line") was established with the Bank that expires on April 30, 2002. The interest rate for the Line is either a fixed or floating rate, at the Company's option. The floating rate is the daily Eurodollar rate plus 225 basis points, and the fixed rate is available in 30, 60 or 90 day tranches, at 225 basis points above the Eurodollar Rate for the chosen time period. The amount of credit available to the Company under the Line is limited to the lesser of $2,000,000 or 80% of eligible accounts receivable. At December 31, 2000, $877,000 was available to the Company under the Line and the Company had no outstanding borrowings under the Line on that date.

The Company has one term loan with the Bank. The $3,500,000 proceeds of the loan were used to finance the purchase of TMM in March. The loan is to be repaid in full in a single payment on October 5, 2001. The Company may prepay all or part of the principal outstanding at any time without penalty, subject to any restrictions caused by the choice of interest rate. The interest rate is the Bank's prime rate or the LIBOR rate plus 225 basis points, as chosen by the Company. The LIBOR based rate is available in 30, 60 or 90 day tranches, with a minimum of $1,000,000 for any one tranche. If a LIBOR based rate is used the Company cannot prepay any principal related to that tranche for the period chosen without paying a penalty. The Company reduced the principal balance under the term loan by $2,200,000 in 2000. The $1,300,000 principal balance outstanding on December 31, 2000 was borrowed using a 30-day LIBOR tranche with an effective interest rate of 7.91% per annum.

Both the Line and the term loan with the Bank are secured by inventory and accounts receivable. The Loan Agreement contains covenants which, among other things, requires maintenance of certain financial ratios. The covenants are required to be calculated at the end of each quarter. The Company was in compliance with all covenants at the end of each quarter of 2000. The Company is prohibited from paying dividends without the prior approval of the Bank.

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At December 31, 2000 TMM had utilized $2,280,000 of that facility, including $608,000 on the line of credit and $1,470,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 120 days against customers' purchase orders. For the ten month period ended December 31, 2000 the weighted average interest rate on TMM's short term credit facility was 4.44%. TMM has two term loans outstanding with principal balances outstanding of approximately $298,000 and $1,053,000 at December 31, 2000. Both loans have a variable interest rate with an effective interest rate of 8.8% per annum at December 31, 2000. The credit facilities are secured by TMM's inventory, accounts receivable, and property, plant and equipment.

In the past year, the Company has significantly increased its level of borrowings. At December 31, 1999, the Company had no debt for money borrowed outstanding. As of December 31, 2000, the Company had approximately $3,374,000 of indebtedness for money borrowed, of which $2,245,000 or 67% is of current maturity. Such debt was incurred to finance the acquisition of TMM and also includes debt associated with the operations of TMM. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $2,245,000 that matures in 2001. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

TMM is presently dependent upon the Company for purchasing its synthetic rutile production. TMM's synthetic rutile production capacity is expected to meet and exceed the short-term needs of TMM or the Company for synthetic rutile to process into HITOX. As a result, the Company is endeavoring to find third-party buyers for the excess synthetic rutile production, so as to enable TMM to operate the plant efficiently and achieve lower unit production costs through economies of scale. Should attempts to find third-party buyers of synthetic rutile not succeed, the Company may adjust production levels of synthetic rutile at the Malaysian plant to avoid a build-up of inventories and the associated carrying cost. If production levels of synthetic rutile at TMM are reduced, production costs there will increase and could negatively affect margins.

TMM measures and records its transactions in terms of the local Malaysian currency, the ringgit. Normally, if the value of the ringgit compared with the U.S. dollar varied, the Company would report the effects of translating the ringgit to the U.S. dollar in an equity account in the consolidated balance sheet. However, Malaysia imposed capital controls and fixed its ringgit currency at 3.8 ringgits per 1 U.S. dollar in September of 1998 to stem the outflow of short-term capital in the wake of the Asian financial crisis. The Malaysian government has not changed the fixed exchange rate since that time. Therefore, no translation account is necessary in the consolidated balance sheet. There can be no assurance that the Malaysian government will maintain the current fixed rate of exchange.

Other matters

Inflation

General inflation has not had a significant impact on the Company's business, and it is not expected to have a major impact in the foreseeable future. However, the increase in natural gas prices in 2000 had a significant negative effect on margins for the Corpus Christi plant in 2000. The Company currently does not have a natural gas contract and changes in the spot natural gas prices will affect margins.

Change in Management

Mr. Bernard Paulson, a director of the Company since 1992, was appointed Chief Executive Officer by the Board on June 1, 1999. Mr. Paulson had served as Acting Chief Executive Officer since November 1, 1998. Mr. Richard L. Bowers was appointed to the position of President and Chief Operating Officer on February 26, 2001. Mr. Bowers had been serving as Executive Vice President/Director of Sales and Marketing since June 1, 1999. Previously, he had served from 1981 to 1994 as President and Chief Executive Officer of Hitox Corporation. Mr. Kelso C. Brooks, Jr., the Company's Director of Technology since 1994, was appointed to the newly created position of Acting General Manager in late 1997, and was appointed Senior Vice President on March 3, 1998. Mr. Christopher J. McGougan, a director of the Company since 1998 , was appointed Vice President of International Sales on March 16, 2000.

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

Subsequent Events

On February 8, 2001, the Company signed a Memorandum of Understanding (Letter of Intent) with the Royal Begemann Group of the Netherlands to acquire Terminor Processing & Trade B.V. ("TP&T"), a company engaged in the manufacture of specialty grades of alumina for four million dollars. TP&T operates a plant in Hattem, The Netherlands and has a non-operating facility in Norway. TOR intends to continue to operate the Hattem plant and to relocate the equipment in Norway to its plants in Corpus Christi, Texas and Ipoh, Malaysia. Completion of the transaction is subject to due diligence and the negotiation and execution of a definitive purchase agreement.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information which will be contained under the caption "Election of Directors" in the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated by reference in response to this Item 9. See Item 4, Part I of this Form 10-KSB for the caption "Executive Officers" for information concerning executive officers.

Item 10. Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

The discussion under the caption "Certain Transactions", which will be contained in the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 13. Exhibits and Reports on Form 8-K
(a)	The following documents are being filed as part of this annual report on Form 10-KSB:
1.	Financial Statements - The financial statements filed as part of this report are listed in the
"Index to Financial Statements" on page F-1 hereof.
2.	Exhibits - The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description

2.1(6)	Purchase and Sale agreement effective March 1, 2000 between TOR Minerals International, Inc
(formerly Hitox Corporation of America) and Megamin Ventures Sdn. Bhd.
3.1(1)	Certificate of Incorporation of the Company as amended through January 28, 1988
3.2(2)	Certificate of Amendment to the Company's Certificate of Incorporation, filed May 28, 1991
3.3	Certificate of Amendment to the Company's Certificate of Incorporation, filed May 5, 2000
3.4(1)	By-laws of the Company
3.5(3)	Amendment to the By-laws of the Company dated June 1, 1994
3.6(5)	Amendment to the By-laws of the Company dated February 28, 1995
4.1(1)	Form of Common Stock Certificate
10.1(4)	Loan Agreement with NationsBank dated August 31, 1995
10.2(1)	Lease from Port of Corpus Christi Authority dated April 14, 1987
10.3(1)	Lease from Port of Corpus Christi Authority dated January 12, 1988 as amended on December 24, 1992
10.4(1)	Summary Plan Description for the Hitox Profit Sharing Plan & Trust
10.5(7)	Registration Statement for the 2000 Incentive Plan for TOR Minerals International, Inc.
dated May 25, 2000
10.6	Fourth Amendment to Loan Agreement with Bank of America dated April 30, 2000
10.7	Amendment of Leases from Port of Corpus Christi Authority dated July 11, 2000
21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn. Bhd.
23	Consent of Ernst & Young LLP

_________________________________
(1)	Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1
(No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.
(2)	Incorporated by reference to the 1991 Form 10-K.
(3)	Incorporated by reference to the 1994 Form 10-KSB.
(4)	Incorporated by reference to the September 30, 1995 Form 10-QSB.
(5)	Incorporated by reference to the 1995 Form 10-KSB.
(6)	Incorporated by reference to the Form 8-K dated March 1, 2000
(7)	Incorporated by reference to the Form S-8 dated May 25, 2000

(b)	Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended
December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC.
(Registrant)
Date: March 21, 2001
By	RICHARD L. BOWERS
Richard L. Bowers, President and COO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date
RICHARD L. BOWERS	President and Chief Operating Officer	March 21, 2001
(Richard L. Bowers)	Director

BERNARD A. PAULSON	Chief Executive Officer	March 21, 2001
(Bernard A. Paulson)	Director

BARBARA RUSSELL	Controller	March 21, 2001
(Barbara Russell)	(Principal Accounting Officer)

THOMAS W. PAUKEN	Chairman of the Board	March 21, 2001
(Thomas W. Pauken)

W. CRAIG EPPERSON	Director	March 21, 2001
(W. Craig Epperson)

SI BOON LIM	Director	March 21, 2001
(Si Boon Lim)

CHRISTOPHER J. MCGOUGAN	Vice President	March 21, 2001
(Christopher J. McGougan)	Director

TOR MINERALS INTERNATIONAL, INC.

Annual Report on Form 10-KSB

Item 7

Index to Financial Statements

TOR Minerals International, Inc.

Report of Ernst & Young LLP Independent Auditors

Board of Directors and Shareholders

TOR Minerals International, Inc.

Corpus Christi, Texas

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. (formerly Hitox Corporation of America) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Antonio, Texas

March 5, 2001

TOR MINERALS INTERNATIONAL AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 128,159	$ 2,329,877
Receivables:
Trade accounts receivable; no allowance for doubtful accounts considered necessary	1,936,143	1,333,680
Other	85,210	11,802
Total Receivables	2,021,353	1,345,482
Inventories	5,570,134	6,489,840
Other current assets	124,588	41,937
Total current assets	7,844,234	10,207,136
PROPERTY, PLANT AND EQUIPMENT, net	10,366,692	2,709,868
OTHER ASSETS	11,927	43,200
	$ 18,222,853	$ 12,960,204
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 565,618	$ 578,224
Accounts payable - TMM	-	810,920
Accounts payable - Other	177,113	-
Accrued expenses	608,577	511,486
Notes payable - TMM line of credit	608,329	-
Export credit refinancing facility	1,470,081	-
Current maturities of long-term debt	2,245,473	-
Total current liabilities	5,675,191	1,900,630
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	1,128,693	-
Total liabilities	6,803,884	1,900,630
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: authorized, 5,000,000 shares; no shares outstanding	-	-
Common stock $.25 par value: authorized, 10,000,000 shares; 5,279,187 shares outstanding at 12/31/00; and 4,773,187 at 12/31/99	1,319,797	1,193,297
Additional paid-in capital	15,198,096	14,315,410
Accumulated deficit	(5,098,924)	(4,449,133)
Total shareholders' equity	11,418,969	11,059,574
	$ 18,222,853	$ 12,960,204

See accompanying notes

TOR MINERALS INTERNATIONAL AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2000	1999
NET SALES	$ 15,378,338	$ 11,582,720
COSTS AND EXPENSES:
Cost of sales	11,953,239	8,080,883
General, administrative and selling expenses	3,656,844	2,606,791
OPERATING INCOME (LOSS)	(231,745)	895,046
OTHER INCOME (EXPENSE):
Interest expense	(442,806)	(3,853)
Interest income	53,225	88,745
Other, net	(28,054)	28,054
INCOME (LOSS) BEFORE INCOME TAX	(649,380)	1,007,992
Current income tax expense	411	17,000
NET INCOME (LOSS)	$ (649,791)	$ 990,992

Earnings (loss) per common share
Basic	$ (0.13)	$ 0.21
Diluted	$ (0.13)	$ 0.21
Weighted average common shares and equivalents outstanding
Basic	5,194,821	4,718,093
Diluted (1)	5,194,821	4,765,002

(1) No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TREASURY STOCK		TOTAL
	SHARES	AMOUNT			SHARES	AMOUNT
BALANCE AT JANUARY 31, 1999	4,746	$ 1,186	$ 14,341	$ (5,440)	88	$ (43)	$ 10,044
Issuance of shares
in exchange for warrants	11	3	(3)	-	-	-	-
Issuance of treasury stock
in exchange for warrants	-	-	(43)	-	(88)	43	-
Exercise of stock options	16	4	20	-	-	-	24
Net Income	-	-	-	991	-	-	991
BALANCE AT DECEMBER 31, 1999	4,773	1,193	14,315	(4,449)	-	-	11,059
Issuance of common stock	500	125	875	-	-	-	1,000
Exercise of stock options	6	2	8	-	-	-	10
Net Loss	-	-	-	(650)	-	-	(650)

BALANCE AT DECEMBER 31, 2000	5,279	$ 1,320	$ 15,198	$ (5,099)	-	$ -	$ 11,419

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (649,791)	$ 990,992
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	670,686	505,877
Amortization	25,000	-
Loss on sale of property, plant and equipment	5,270	(10,255)
Other assets	6,273	(18,025)
Changes in working capital, net of effects of acquisition of TMM:
Receivables	(658,678)	5,439
Inventories	2,270,563	(1,185,490)
Other current assets	43,566	2,932
Accounts payable and accrued expenses	(129,562)	717,907
Net cash provided by operating activities	1,583,327	1,009,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of TMM, net of cash acquired	(3,893,178)	-
Additions to property, plant and equipment	(523,333)	(718,076)
Proceeds from sales of property, plant and equipment	37,360	666,389
Net cash used in investing activities	(4,379,151)	(51,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from domestic long-term debt	3,500,000	-
Payments on domestic long-term debt	(2,431,322)	(389,249)
Payments on long-term debt - TMM	(315,789)	-
Payments on line of credit - TMM	(412,322)	-
Proceeds from export credit refinancing facility - TMM	244,353	-
Proceeds from the issuance of common stock and exercise common stock options	9,186	24,037
Net cash provided by (used) in financing activities	594,106	(365,212)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,201,718)	592,478
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,329,877	1,737,399
CASH AND CASH EQUIVALENTS END OF YEAR	$ 128,159	$ 2,329,877

Supplemental cash flow disclosures:
Interest paid	$ 238,777	$ 3,853
Income taxes paid	-	17,000
Non-cash investing activities:
Fair value of assets acquired	$ 9,885,000	$ -
Debt assumed	(4,000,000)	-
Debt issued	(950,000)	-
Common stock issued	(1,000,000)	-
Cash paid for acquisition	$ 3,935,000	$ -

See accompanying notes.

TOR MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 & 1999

1.	Summary of Significant Accounting Policies

Business Description

TOR Minerals International, Inc. (the "Company") (formerly Hitox Corporation of America), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings and plastics. On March 6, 2000 the Company announced the purchase of Malaysian Titanium Corporation, Sdn. Bhd. ("MT"), a private Malaysian company. Subsequent to the acquisition, MT changed its name to TOR Minerals Malaysia, Sdn. Bhd., ("TMM"). The sale and purchase agreement (the "Agreement") was signed in Malaysia effective March 1, 2000, and provided for the purchase by the Company of all of the issued and outstanding shares of TMM from Megamin Ventures Sdn. Bhd., ("Megamin"). Megamin is also the Company's largest shareholder. After giving effect to the Agreement, Megamin owned approximately 35% of the Company's outstanding shares as of March 1, 2000. Prior to the Agreement, Megamin had one appointee to the Company's Board of Directors. Per the Agreement, the Company nominated an additional person to serve on the Company's Board of Directors as a representative of Megamin.

TMM, located in Ipoh, Malaysia, manufactures synthetic rutile which is sold to the Company as a raw material for the manufacture of its principal product. In 1999 TMM began producing HITOX pigment and is selling the pigment in Asia and Europe, as well as the West Coast of the United States.

Basis of Presentation and Use of Estimates

The consolidated financial statements include accounts of TOR Minerals International, Inc. and its subsidiary, TMM. All significant intercompany transactions are eliminated in the consolidation process. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

TMM measures and records its transactions in terms of the local Malaysian currency, the ringgit. Malaysia imposed capital controls and fixed its ringgit currency at 3.8 ringgits per 1 U.S. dollar in September of 1998 to stem the outflow of short-term capital. The Malaysian government has not changed the fixed exchange rate since that time. However, there can be no assurance that the Malaysian government will maintain the currency fixed rate of exchange.

Cash and Cash Equivalents

The Company considers all highly liquid investments readily convertible to known cash amounts and with a maturity of three months or less at the date of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market; cost being determined principally by use of the average-cost method. TMM is the Company's sole supplier of Synthetic Rutile, the raw material for the Company's proprietary titanium pigment HITOX.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 35 years, except in Malaysia where most of the Company's production facility is depreciated using the units of production method. Maintenance and repair costs are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped; 3) the price of the products is fixed or determinable; 4) collectibility is reasonably assured. The Company's pigment business has generally experienced higher sales during the second and third calendar quarters, due to increased activity in construction and maintenance during warm weather and the associated increase in demand for materials which use pigments such as paints and plastic pipe. The Company's principal product line, HITOX pigments, accounted for 64.3% and 73.9% of total sales in 2000 and 1999, respectively.

Shipping and Handling

The Company records shipping and handling costs as a selling expense. As such, this cost is included on the consolidated statements of operations with the "General, administrative, and selling expenses". For the year ending December 31, 2000 the total shipping and handling costs were $392,475 compared to $123,652 in 1999.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company will continue to account for stock option grants under APB Opinion No. 25, while applying the requirements of FASB Statement No. 123, Accounting for Stock Based Compensation. See Note 10 of Notes to Financial Statements.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding and excludes any dilutive effects of options. Diluted earnings per share reflects the effect of all dilutive items.

Reclassifications

Certain 1999 balances have been reclassified for comparative purposes.

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

Cost of Computer Software

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, Accounting for Costs of Computer Software Developed For or Obtained for Internal use. SOP 98-1 requires the Company to expense training costs incurred in connection with developing or obtaining internal software. The adoption of this SOP on January 1, 1999 did not have an effect on the net income or earnings per share for the twelve months ended December 31, 2000 or 1999 .

2.	Acquisition of TOR Minerals Malaysia (formerly Malaysian Titanium Corporation, Sdn. Bhd.)

Effective March 1, 2000 the Company acquired all the outstanding shares of TMM. Pursuant to the terms of the Agreement, the Company paid $3,775,000 in cash and issued 500,000 shares of its common stock in exchange for 100% of the outstanding shares of TMM. The Company's shares closed at $2.00 on the effective date of the Agreement. The Company also agreed to pay Megamin a total of $1,000,000 in four equal semi annual payments beginning July 1, 2000. The discounted present value of those payments is approximately $950,000. Transaction costs totaled $160,000. The Company recorded the transaction as a purchase, with a cost of approximately $5,885,000, plus assumption of TMM's bank debt of approximately $4,000,000.

TMM is the Company's sole supplier of synthetic rutile, the raw material for the Company's proprietary titanium pigment HITOX. TMM is also producing HITOX pigment in Malaysia.

TMM was previously a subsidiary of the Company and was sold to Megamin and other investors in 1994. The acquisition provides the opportunity to control the raw material supply for the Company's primary product, HITOX pigment, and represents both a low cost production site for HITOX pigment and better access to markets outside the U.S.

3.	Inventories

A summary of inventories follows:
	December 31,
	2000	1999
Raw materials	$ 470,462	$ 524,470
Work in progress	3,134,722	4,796,904
Finished goods	1,512,866	1,085,238
Supplies	452,084	83,228
Total Inventories	$ 5,570,134	$ 6,489,840

4.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

	Expected	December 31,
	Life	2000	1999
Land and Office building	35 years	$ 133,763	$ 42,922
Production facilities	10, 20 years	5,128,747	3,943,342
Machinery and equipment	5, 7 years	16,127,000	4,182,094
Furniture and fixtures	3, 5, 7, 10, 20 years	713,098	738,170
Total		22,102,614	8,906,528
Less accumulated depreciation		(11,735,922)	(6,196,660)
Property, Plant and Equipment, net		$10,366,692	$ 2,709,868

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ending December 31, 2000 and December 31, 1999 were $670,686, and $505,877, respectively.

5.	Long-Term Debt and Notes Payable to Banks

A summary of long-term debt follows:	December 31,
	2000	1999
LIBOR based rate term note payable to a U.S. bank, due October 5, 2001 with an effective interest rate of 7.91% at December 31, 2000.	$ 1,300,000	$ --
Variable rate term note payable to a Malaysian bank, with an effective rate of 8.8% at December 31, 2000 due October, 2004	1,052,632	--
Variable rate term note payable to a Malaysian bank, with an effective rate of 8.8% at December 31, 2000 due September, 2004	297,856	--
Other indebtedness, payable to Megamin with an effective interest rate of 9.0%, due January 1, 2002	723,678	--
Total	3,374,166	--
Less current maturities	2,245,473	--
Total long-term debt	$ 1,128,693	$ --

The Company's $2,000,000 line of credit with Bank of America (the "Bank") expired April 30, 2000, and a new $2,000,000 line of credit (the "Line") was established with the Bank that expires on April 30, 2002. The interest rate for the Line is either a fixed or floating rate, at the Company's option. The floating rate is the daily Eurodollar rate plus 225 basis points, and the fixed rate is available in 30, 60 or 90 day tranches, at 225 basis points above the Eurodollar Rate for the chosen time period. The amount of credit available to the Company under the Line is limited to the lesser of $2,000,000 or 80% of eligible accounts receivable. At December 31, 2000, $877,000 was available to the Company under the Line and the Company had no outstanding borrowings under the Line on that date.

The Company has one term loan with the Bank. The $3,500,000 proceeds of the loan were used to finance the purchase of TMM in March. The loan is to be repaid in full in a single payment on October 5, 2001. The Company may prepay all or part of the principal outstanding at any time without penalty, subject to any restrictions caused by the choice of interest rate. The interest rate is the Bank's prime rate or the LIBOR rate plus 225 basis points, as chosen by the Company. The LIBOR based rate is available in 30, 60 or 90 day tranches, with a minimum of $1,000,000 for any one tranche. If a LIBOR based rate is used the Company cannot prepay any principal related to that tranche for the period chosen without paying a penalty. The Company reduced the principal balance under the term loan by $2,200,000 in 2000. The $1,300,000 principal balance outstanding on December 31, 2000 was borrowed using a 30-day LIBOR tranche with an effective interest rate of 7.91% per annum.

Both the Line and the term loan with the Bank are secured by inventory and accounts receivable. The Loan Agreement contains covenants which, among other things, requires maintenance of certain financial ratios. The covenants are required to be calculated at the end of each quarter. The Company was in compliance with all covenants at the end of each quarter of 2000. The Company is prohibited from paying dividends without the prior approval of the Bank.

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At December 31, 2000 TMM had utilized $2,280,000 of that facility, including $608,000 on the line of credit, $202,000 on a letter of guarantee and $1,470,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 120 days against customers' purchase orders. For the ten month period ended December 31, 2000 the weighted average interest rate on TMM's short term credit facility was 4.44%. TMM has two term loans outstanding with principal balances outstanding of approximately $298,000 and $1,053,000 at December 31, 2000. Both loans have a variable interest rate with an effective interest rate of 8.8% per annum at December 31, 2000. The credit facilities are secured by TMM's inventory, accounts receivable and property, plant and equipment.

In the past year, the Company has significantly increased its level of borrowings. At December 31, 1999, the Company had no debt for money borrowed outstanding. As of December 31, 2000, the Company had approximately $3,374,000 of indebtedness for money borrowed, of which $2,245,000 or 67% is of current maturity. Such debt was incurred to finance the acquisition of TMM and also includes debt associated with the operations of TMM. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $2,245,000 that matures in 2001. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

The following is a summary of maturities of long-term debt as of December 31, 2000:
Year Ending December 31,
2001	$ 2,245,473
2002	707,648
2003	315,789
2004	105,256
Total	$ 3,374,166

6.	Business Segment Information

The Company and its subsidiary operate in one reportable segment of pigment manufacturing and related products. All United States manufacturing is done at the facility located in Corpus Christi, Texas. Foreign manufacturing is done by the Company's wholly owned subsidiary located in Malaysia. A summary of the Company's manufacturing operations by geographic area is presented below:
Twelve months ended December 31, 2000 (in thousands)	United States	(ten months) Malaysia	Adjustments and Eliminations	Consolidated
Sales Revenue:
Customer sales	$ 13,021	$ 2,357	$ --	$ 15,378
Intercompany sales	--	2,508	2,508	--
Total Sales Revenue	13,021	4,865	2,508	15,378

Depreciation & Amortization	525	198	(27)	696
Interest Income	53	--	--	53
Interest Expense	273	170	--	443

Segment profit (loss)	(197)	450	(903)	(650)

Capital Expenditures	300	223	--	523

Segment long-lived assets	8,365	10,724	(8,722)	10,367

Segment total assets	$ 16,291	$ 13,955	$ (12,023)	$ 18,223

_________________________________________________________

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products, or based on contractual arrangements that existed prior to the Company's acquisition of TMM.

7.	Pro Forma Financial Information (Unaudited)

The results of operations for the twelve-month period ended December 31, 2000 includes the operations of TMM from the acquisition date of March 1, 2000 (see Note 2). Assuming the acquisition of TMM had occurred at January 1, 1999, unaudited pro forma consolidated results of operations for the twelve months ended December 31, 2000 and 1999 would have been as follows:

Pro Forma (Unaudited)

Twelve Months Ended December 31

In thousands, except per share data

	2000	1999
Net revenue	$16,895	$13,476
Net income	$266	$301
Net income per share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.06

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition of TMM occurred at the beginning of 1999, nor is it indicative of future results of operations.

8.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
	2000	1999
Numerator:
Net Income (Loss)	$ (649,791)	$ 990,992
Numerator for basic earnings per share - income (loss) available to common stockholders	(649,791)	990,992
Effect of dilutive securities	--	--
Numerator for diluted earnings per share - income (loss) available to common stockholders after assumed conversions	$ (649,791)	$ 990,992

Denominator:
Denominator for basic earnings per share - weighted-average shares	5,194,821	4,718,093
Effect of dilutive securities - Employee stock options	--	46,909
Dilutive potential common shares	--	46,909
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions (1)	5,194,821	4,765,002

Earnings (loss) per common share:
Basic	$ (0.13)	$ 0.21
Diluted)	$ (0.13)	$ 0.21

(1) No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

Excluded from the calculation of diluted earnings per share were a total of 543,100 options in 2000 and 317,200 in 1999. The options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.	Income Taxes

Reconciliation between the Company's effective tax rate and the Federal statutory rate on earnings is as follows:
	Years Ended December 31,
	2000	1999
Expense (benefit) computed at 'expected' rates	$ (220,789)	$ 342,717
Other, net	8,647	7,790
Change in valuation allowance - Domestic	28,152	(333,507)
Change in valuation allowance from March 1, 2000 - Foreign	169,210	--
Effect of foreign tax rate differential	14,780	--
	$ --	$ 17,000

Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2000 and 1999 are as follows:
	Years Ended December 31,
	2000	1999
Deferred Tax Liabilities:
Book - tax difference of U.S. property, plant and equipment	$ 67,800	$ 136,400
Book - tax difference of foreign property, plant and equipment	2,287,400	--
Total deferred liabilities	2,355,200	136,400
Deferred Tax Assets:
Net operating loss carryforwards - Domestic	3,408,500	3,430,300
Net operating loss carryforwards - Foreign	2,676,300	--
Alternative minimum tax credit carryforward	64,700	64,700
Other deferred assets	19,500	38,200
Total deferred assets	6,169,000	3,533,200
Net deferred tax assets before valuation allowance	3,813,800	3,396,800
Valuation allowance	(3,813,800)	(3,396,800)
Net deferred tax liability	$ --	$ --

As of December 31, 2000, the Company has a U.S. net operating loss carryforward of approximately $10,025,000, which expires in 2009 to 2020. As of March 1, 2000, the date of acquisition by the Company, TMM had deferred tax assets of approximately U.S. $558,000, resulting primarily from tax loss carryforwards. Due to uncertainties as to TMM's ability to utilize the carryforwards, the Company fully reserved the asset. During the period ended December 31, 2000, TMM realized benefit of approximately U.S. $144,200 from utilization of the tax loss. As of December 31, 2000, TMM has Malaysian tax loss carryforwards of approximately RM36,321,000 or U.S. $558,000.

10.	Stock Options

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

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board (the "Committee"). The original Plan provided that options or awards for as many as 175,000 shares of the Company's common stock may be granted by the Committee. In 1995, the Board of Directors approved an amendment to the Plan increasing the number of shares available to grant thereunder to 625,000. The Plan also provided for the automatic granting annually of options for 2,500 shares of common stock to non-employee directors of the Company. Options must be exercised within ten years from the date of grant or forfeited. All options are issued at an exercise price equal to the stock's market value on the date of grant. The Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International (the "2000 Plan".) The 2000 Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The maximum number of shares of the Company's common stock that may be sold or issued under the 2000 Plan is 750,000 subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.

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

Exercise prices on options outstanding at December 31, 2000 ranged from $1.25 to $10.625 per share. The weighted-average remaining contractual life of those options is 7.39 years. The number of options exercisable at December 31, 2000 and December 31, 1999 was 336,000 and 277,000, respectively.

The following table summarizes certain information regarding stock option activity:
		Options
	Total Reserved	Outstanding	Weighted Average Exercise Price	Range of Exercise Prices
Balances at December 31, 1998	642,900	370,275	$2.530	$1.531 - $10.625
Granted	75,000	257,200	$2.264	$2.000 - $ 2.921
Exercised	(15,700)	(15,700)	$1.531	$1.531
Forfeited or expired	--	(110,375)	$4.047	$1.531 - $10.625
Balances at December 31, 1999	702,200	501,400	$2.095	$1.531 - $10.625
Additional options authorized	750,000	--
Granted	--	56,600	$2.049	$1.25 - $ 2.25
Exercised	(6,000)	(6,000)	$1.531	$1.531
Forfeited or expired	--	(8,900)	$1.897	$1.531 - $2.25
Removed from expired plan	(199,000)	--
Balances at December 31, 2000	1,247,200	543,100	$2.46	$1.25 - $10.625

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 2000, respectively: risk-free interest rates of 5.88% and 6.67%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock of .596 and .636; and a weighted-average expected life of the option of 5 years in 1999 and in 2000. The weighted-average fair value of options granted during 2000 was $1.36.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
	2000	1999
Pro forma net (loss) income	$ (768,451)	$ 802,481
Pro forma (loss) earnings per share
Basic	($ 0.15)	$ 0.17
Diluted	($ 0.15)	$ 0.17

In connection with all of the Company's stock options, 1,247,200 shares of the Company's common stock have been reserved.

11.	Profit Sharing Plan

The Company has a profit sharing plan that covers all employees. Contributions to the plan are determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes. For the year ended December 31, 2000, there were no contributions to the plan. For the year ended December 31, 1999, the Company contributed $51,356 to the profit sharing plan.

The Company also offers a 401(k) savings plan administered by an investment services company. Employees are eligible to participate in the plan after completing six months of service with the Company. The Company matches contributions up to 2% of the employee's eligible earnings or $400 per year, which ever is greater. Total Company contributions to the 401(k) plan for the years ended December 31, 2000 and 1999 were $36,380 and $32,354, respectively.

12.	Principal Customer Information and Export Sales

One North American customer of the United States provided 13.0% or $1,965,000 and 18.6% or $2,153,000 of total revenue during the years ended December 31, 2000 and 1999, respectively. No other customer provided 10% or more of total revenue during those years.

Revenues from export sales were as follows:
	Years Ended December 31,
Geographic Region	2000	1999
North, Central and South America	$ 1,788,253	$ 1,415,113
Pacific Rim	1,449,323	180,796
Europe	933,970	31,195
Total	$ 4,171,546	$ 1,627,104

The Company sells its products both directly to end-users and to distributors. The top 10 direct customers accounted for 30% of total net sales in 2000 and 42% in 1999. Domestic distributors accounted for approximately 23% of total net sales in 2000 and 28% in 1999. Foreign sales through distributors accounted for approximately 16% of total sales in 2000 and 4% in 1999 and foreign direct sales were approximately 10% in both 2000 and 1999.

13.	Commitments and Contingencies

Leases

The Company operates a plant in Corpus Christi, Texas. The facility is located in the Rincon Industrial Park on approximately 14.86 acres of land, with 12.86 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres owned by the Company. The first lease, which covers 10 acres of the plant site and the second covers 2.86 acres. The lease payments are subject to adjustment every 5 years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. One lease was scheduled to expire in 2002 and the second was scheduled to expire in 2017. The Company and the Port executed an amended lease agreement on July 11, 2000, which extended the expiration dates of both leases to June 30, 2027.

Minimum future rental payments under these leases as of December 31, 1999 are as follows:

Years Ending December 31,
2001	$ 53,400
2002	53,400
2003	53,400
2004	53,400
2005	53,400
Later years	1,148,100
Total minimum lease payments	$ 1,415,100

Rent expense under these leases was $53,400 per year during 2000 and 1999.

Capital Commitments

The Company's subsidiary, TMM, has capital commitments of approximately $188,000.

Contingencies

There are claims arising in the normal course of business that are pending against the Company. While it is not feasible to predict or determine the outcome of any case, it is the opinion of management that the ultimate dispositions will have no material effect on the financial statements of the Company.

The Company believes that the Corpus Christi plant is in compliance with all applicable federal, state and local laws and regulations relating to the discharge of substances into the environment, and it does not expect that any material capital expenditures for environmental control facilities will be necessary in order to continue such compliance.

14.	Subsequent Events

On February 8, 2001, the Company signed a Memorandum of Understanding (Letter of Intent) with the Royal Begemann Group of the Netherlands to acquire Terminor Processing & Trade B.V. ("TP&T"), a company engaged in the manufacture of specialty grades of alumina for four million dollars. TP&T operates a plant in Hattem, The Netherlands and has a non-operating facility in Norway. TOR intends to continue to operate the Hattem plant and to relocate the equipment in Norway to its plants in Corpus Christi, Texas and Ipoh, Malaysia. Completion of the transaction is subject to due diligence and the negotiation and execution of a definitive purchase agreement.