Form 10QSB
period 2001-03-31
TOR MINERALS INTERNATIONAL INC
filed 2001-05-15
CIK 842295

3: x10qsb12001

U.S. Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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
Yes [ X ]	No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Common Stock, $0.25 par value	5,580,187
(Class)	(Outstanding as of May 14, 2001)

Transitional Small Business Disclosure Format (check one):
Yes [ ]	No [ X ]

TOR MINERALS INTERNATIONAL, INC.

INDEX

Page No.
PART I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Balance Sheets
	March 31, 2001 and December 31, 2000	3

	Consolidated Condensed Statements of Operations--
	three months ended March 31, 2001 and 2000	4

	Consolidated Condensed Statements of Cash Flows--
	three months ended March 31, 2001 and 2000	5

	Notes to Consolidated Condensed Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10-12

PART II.	Other Information
	Item 3.	Defaults on Senior Securities	13
	Item 6.	Exhibits and Reports on Form 8-K	13

Signatures			13

TOR MINERALS INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2001 and December 31, 2000
(in thousands)

	March 31, 2001	December 31,
	(Unaudited)	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 52	$ 128
Trade accounts receivable, net	1,994	1,936
Other receivables	77	85
Inventories	5,122	5,570
Other current assets	293	125
Total current assets	7,538	7,844

Property, plant and equipment, net	10,337	10,367
Other assets	41	12
	$ 17,916	$ 18,223

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 970	$ 566
Accounts payable - Other	193	177
Accrued expenses	320	609
Notes payable - Line of credit	1,112	608
Export credit refinancing facility	1,374	1,470
Current maturities of long-term debt	2,213	2,245
Total current liabilities	6,182	5,675

Long-term debt, excluding current maturities	805	1,129
Total liabilities	6,987	6,804

Commitments and Contingencies
Shareholders' equity:
Common stock $0.25 par value	1,320	1,320
Additional paid-in capital	15,198	15,198
Accumulated deficit	(5,589)	(5,099)
Shareholders' equity	10,929	11,419
	$ 17,916	$ 18,223

See Notes to Consolidated Financial Statements

TOR MINERALS INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2001		2000

NET SALES	$ 3,544		$ 3,440
COSTS AND EXPENSES:
Cost of products sold	3,069		2,563
GROSS PROFIT (LOSS)	475		877
Selling, administrative and general	884		750
OPERATING INCOME (LOSS)	(409)		127

OTHER INCOME (EXPENSES):
Interest income	2		23
Interest expense	(84)		(54)
Other, net	1		7
INCOME (LOSS) BEFORE INCOME TAX	(490)		103

Provision for income tax	-		-
NET INCOME (LOSS)	$ (490)		$ 103

Earnings (loss) per common share:
Basic	$ (0.09)		$ 0.02
Diluted	$ (0.09)		$ 0.02

Weighted average common shares and equivalents outstanding:
Basic	5,279		4,940
Diluted	5,279	(1)	4,999

____________________________________________

(1) No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

See Notes to Consolidated Financial Statements

TOR MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (490)	$ 103
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation	178	108
Amortization	-	25
Other assets	(29)	18
Changes in working capital:
Receivables	(50)	(602)
Inventories	448	542
Other current assets	(168)	(62)
Accounts payable and accrued expenses	131	(426)
Net cash provided by (used in) operating activities	20	(294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of TMM, net of cash acquired	-	(3,893)
Additions to property, plant and equipment	(148)	(151)
Net cash provided by (used in) investing activities	(148)	(4,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt - Domestic	-	4,455
Proceeds from long-term debt - Foreign	1,260	-
Payments on long-term debt - Domestic	(230)	-
Payments on long-term debt - Foreign	(1,386)	(26)
Proceeds from line of credit - Domestic	400	-
Proceeds from line of credit - Foreign	104	559
Payments on export credit refinancing facility - Foreign	(96)	(1,460)
Proceeds from the issuance of common stock and exercise of common stock options	-	9
Net cash provided by (used in) financing activities	52	3,537

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76)	(801)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	128	2,330
CASH AND CASH EQUIVALENTS END OF YEAR	$ 52	$ 1,529

Supplemental cash flow disclosures:
Interest paid	$ 85	$ 21

Non-cash investing activities:
Fair value of assets acquired	$ -	$ 9,885
Debt assumed	-	(4,000)
Debt issued	-	(950)
Common stock issued	-	(1,000)
Cash paid for acquisition	$ -	$ 3,935

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	Accounting Policies

Basis of Presentation and Use of Estimates

The interim financial statements of TOR Minerals International, Inc. (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All adjustments are of a normal and recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 2000 Annual Report on Form 10-KSB.

The consolidated financial statements include accounts of TOR Minerals International, Inc. and its subsidiary, TOR Minerals Malaysia, Sdn. Bhd. (TMM). All significant inter-company transactions are eliminated in the consolidation process .

TMM measures and records its transactions in terms of the local Malaysian currency, the ringgit. Malaysia imposed capital controls and fixed its ringgit currency at 3.8 ringgits per 1 U.S. dollar in September 1998 to stem the outflow of short-term capital. The Malaysian government has not changed the fixed exchange rate since that time. However, there can be no assurance that the Malaysian government will maintain the currency fixed rate of exchange.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company did not adopt FASB Statement No. 123, Accounting for Stock-Based Compensation, and will continue to account for stock option grants in accordance with APB Opinion No. 25. FASB Statement 123 requires certain disclosures about stock-based compensation plans for all companies regardless of the method used to account for them. Effective in 1996 calendar year-end financial statements, companies that continue to apply APB 25 are required to disclose pro forma information as if the measurement provisions of Statement 123 had been adopted in their entirety. Such pro forma information was included in the Company's 2000 Form 10-KSB.

Reclassifications

Certain reclassifications have been made in prior quarters' financial statements to conform to classifications used in the current quarter.
2.	Acquisition of TOR Minerals Malaysia, Sdn. Bhd.

Effective March 1, 2000 the Company acquired all the outstanding shares of TMM. Pursuant to the terms of the Agreement, the Company paid $3,775,000 in cash and issued 500,000 shares of its common stock in exchange for 100% of the outstanding shares of TMM. The Company's shares closed at $2.00 on the effective date of the Agreement. The Company also agreed to pay Megamin a total of $1,000,000 in four equal semi-annual payments beginning July 1, 2000. The discounted present value of those payments is approximately $950,000. Transaction costs totaled $160,000. The Company recorded the transaction as a purchase, with a cost of approximately $5,885,000, plus the assumption of TMM's bank debt of approximately $4,000,000.

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
3.	Long-Term Debt and Notes Payable to Banks

A summary of long-term debt follows:
	March 31,	December 31,
	2001	2000
LIBOR based rate term note payable to a U.S. bank, due October 5, 2001 with an effective interest rate of 7.91% at March 31, 2001.	$ 1,300,000	$ 1,300,000
Variable rate term note payable to a Malaysian bank, with an effective rate of 8.8% at December 31, 2000 due October, 2004	--	1,052,632
Variable rate term note payable to a Malaysian bank, with an effective rate of 8.8% at December 31, 2000 due September, 2004	--	297,856
Variable rate term note payable to a Malaysian offshore bank, with an effective rate of 8.05% at March 31, 2001 due February, 2004	612,500	--
Variable rate term note payable to a Malaysian offshore bank, with an effective rate of 7.33% at March 31, 2001 due February, 2004	612,500	--
Other indebtedness, payable to Megamin with an effective interest rate of 9.0%, due January 1, 2002	493,000	723,678

Total	3,018,000	3,374,166
Less current maturities	2,213,000	2,245,473
Total long-term debt	$ 805,000	$ 1,128,693

The Company's $2,000,000 line of credit (the "Line") with Bank of America (the "Bank") expires April 30, 2002. The interest rate for the Line is either a fixed or floating rate, at the Company's option. The floating rate is the daily Eurodollar rate plus 225 basis points, and the fixed rate is available in 30, 60 or 90 day tranches, at 225 basis points above the Eurodollar Rate for the chosen time period. The amount of credit available to the Company under the Line is limited to the lesser of $2,000,000 or 80% of eligible accounts receivable. At March 31, 2001 the Company had outstanding borrowings under the line of $400,000. On April 24, 2001 the Company increased the total outstanding on the Line by an additional $950,000 bringing the current total outstanding on the line to $1,350,000.

The Company has one term loan with the Bank. The $3,500,000 proceeds of the loan were used to finance the purchase of TMM in March 2000. The loan is to be repaid in full in a single payment on October 5, 2001. The Company may prepay all or part of the principal outstanding at any time without penalty, subject to any restrictions caused by the choice of interest rate. The interest rate is the Bank's prime rate or the LIBOR rate plus 225 basis points, as chosen by the Company. The LIBOR based rate is available in 30, 60 or 90-day tranches, with a minimum of $1,000,000 for any one tranche. If a LIBOR based rate is used the Company cannot prepay any principal related to that tranche for the period chosen without paying a penalty. The Company reduced the principal balance under the term loan by $2,200,000 in 2000. The $1,300,000 principal balance outstanding on March 31, 2001 was borrowed using a 30-day LIBOR tranche with an effective interest rate of 7.91% per annum.

Both the Line and the term loan with the Bank are secured by inventory and accounts receivable. The loan agreement contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are required to be calculated at the end of each quarter. For the quarter ended March 31, 2001, the Company was not in compliance with the "Current Assets to Current Liabilities" ratio or the "Funded Debt Coverage" ratio. Therefore, the Company is in technical default with two debt covenants related to the line of credit. In addition, the Company is prohibited from paying dividends without the prior approval of the Bank.

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At March 31, 2001 TMM had utilized $2,293,000 of that facility, including $712,000 on the line of credit, $207,000 on a letter of guarantee and $1,374,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 120 days against customers' purchase orders. During the first quarter 2001, TMM refinanced its two term loans with offshore banks. The loan agreements are with HSBC Bank Labuan and RHB Bank Labuan. At March 31, 2001 the outstanding principal balance of each term loan was approximately $612,500. Both loans have a variable interest rate. The effective interest rate at March 31, 2001 for the loan with RHB Bank was 8.05% per annum and 7.33% with HSBC Bank. The credit facilities are secured by TMM's inventory, accounts receivable and property, plant and equipment.

In the past year, the Company has significantly increased its level of borrowings. As of March 31, 2001, the Company had approximately $3,018,000 of indebtedness for money borrowed, of which $2,213,000 or 73% is of current maturity. Such debt was incurred to finance the acquisition of TMM and also includes debt associated with the operations of TMM. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $2,213,000 that matures in 2001. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.
4.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2001		2000
Numerator:
Net Income	$ (490)		$ 103
Numerator for basic earnings per share - income available to common stockholders	(490)		103
Effect of dilutive securities	--		--
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$ (490)		$ 103

Denominator:
Denominator for basic earnings per share - weighted-average shares	5,279		4,940
Effect of dilutive securities: Employee stock options	--		59
Dilutive potential common shares	--	(1)	59
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	5,279		4,999
Basic earnings per common share:
Net Income	$ (0.09)		$ 0.02
Diluted earnings per common share:
Net Income	$ (0.09)		$ 0.02

___________________________________________

(1) No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

Excluded from the calculation of diluted earnings per share were a total of 508,800 options at March 31, 2001 and 235,700 options at March 31, 2000. The options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidiultive.

5. Business Segment Information

The Company and its subsidiaries operate in one reportable segment of pigment manufacturing and related products. All United States manufacturing is done at the facility located in Corpus Christi, Texas. Foreign manufacturing is done by the Company's wholly owned subsidiary located in Malaysia. A summary of the Company's manufacturing operations by geographic area is presented below:
(In thousands)	United States	Malaysia	Adjustments and Eliminations	Consolidated
Three months ended March 31, 2001
Sales Revenue:
Customer sales	$ 3,110	$ 434	$ --	$ 3,544
Intercompany sales	--	203	203	--
Total Sales Revenue	$ 3,110	$ 637	$ 203	$ 3,544

Segment profit (loss)	$ (430)	$ (78)	$ 18	$ (490)
Segment assets	$ 15,602	$ 13,499	$ (11,185)	$ 17,916

Three months ended March 31, 2000
Sales Revenue:
Customer sales	$ 3,328	$ 112	$ --	$ 3,440
Intercompany sales	--	811	811	--
Total Sales Revenue	$ 3,328	$ 923	$ 811	$ 3,440

Segment profit	$ 122	$ 222	$ 241	$ 103
Segment assets	$ 18,120	$ 14,624	$ (9,826)	$ 22,918

_______________________________________________

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products, or based on contractual arrangements that existed prior to the Company's acquisition of TMM.

6. Pro Forma Financial Information

The results of operations for the three months period ended March 31, 2000 includes the operations of TMM from the acquisition date of March 1, 2000 (see Note 2). Assuming the acquisition of TMM had occurred at January 1, 2000, unaudited pro forma consolidated results of operations for the three months ended March 31, 2000 would have been as follows:
Pro Forma (Unaudited) Three Months Ended March 31, 2000 In thousands, except per share data

2000
Net revenue	$4,957
Net income (loss)	$235
Net income (loss) per share:
Basic	$0.04
Diluted	$0.04

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition of TMM occurred at the beginning of 2000, nor is it indicative of future results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

Net sales increased $104,000 or 3.0% to $3,544,000 in the first quarter of 2001 compared with $3,440,000 in the same quarter last year. HITOX sales increased $91,000 and HALTEX sales increased $107,000 during the first quarter 2001 as compared to the same quarter last year and BARTEX sales declined $98,000. HITOX sales from the Corpus Christi operations were down $218,000 from the same period last year while sales from the Malaysian operations were up $322,000.

Gross Profit:

Gross profit for the first quarter of 2001 was $475,000 as compared with $877,000 for the first quarter of 2000, a decrease of $402,000. The decrease in gross profit was the result of several factors including a reduction in the production output of products made utilizing natural gas, as well as higher sales of lower margin products in the first quarter of 2001 compared with the same quarter of 2000. As a result of the Company's decision to decease production, fewer costs were capitalized as inventory and more were expensed directly to cost of sales thereby decreasing gross profit for the quarter ending March 31, 2001.

Expenses:

Total selling, administrative and general expenses increased from $750,000 during the first quarter of 2000, to $884,000 for the first quarter of 2001, an increase of 17.9%. The increase is a primarily the result of the inclusion of TMM's expenses for the entire quarter during 2001 versus only one month during 2000.

Interest Income:

During the first quarter 2001 interest income decreased $21,000 to $2,000 compared to $23,000 for the same quarter last year. This decrease is the result of lower cash balances available for investment during the first quarter of 2001 as compared to the same quarter last year.

Interest Expense:

Interest expense increased $30,000 in the first quarter of 2001 as compared with the same quarter last year, due to the financing of the purchase of TMM and interest expense associated with TMM's debt.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards, the Company recorded no income tax expense during the first quarters of 2001 or 2000.

Liquidity and Capital Resources

During the first quarter 2001, working capital decreased from $2,169,000 at December 31, 2000 to $1,356,000 at March 31, 2001. Inventory decreased at March 31, 2001 compared with December 31, 2000 due to the Company's decision to reduce production of products utilizing natural gas during the first quarter 2001. As a result, fewer costs were capitalized as inventory and more were expensed directly to cost of sales. In addition both accounts payable and the line of credit increased substantially.

Cash decreased from $128,000 at December 31, 2000 to $52,000 at March 31, 2001. During the three-month period, cash provided by operating activities totaled $20,000, resulting from changes in working capital, with the largest change being a decrease in inventory. Net cash used in investing activities totaled $148,000 primarily related to the acquisition new production equipment and financing activities provided $52,000.

The Company's $2,000,000 line of credit (the "Line") with Bank of America (the "Bank") expires April 30, 2002. The interest rate for the Line is either a fixed or floating rate, at the Company's option. The floating rate is the daily Eurodollar rate plus 225 basis points, and the fixed rate is available in 30, 60 or 90 day tranches, at 225 basis points above the Eurodollar Rate for the chosen time period. The amount of credit available to the Company under the Line is limited to the lesser of $2,000,000 or 80% of eligible accounts receivable. At March 31, 2001 the Company had outstanding borrowings under the line of $400,000. On April 24, 2001 the Company increased the total outstanding on the Line by an additional $950,000 bringing the current total outstanding on the line to $1,350,000.

The Company has one term loan with the Bank. The $3,500,000 proceeds of the loan were used to finance the purchase of TMM in March 2000. The loan is to be repaid in full in a single payment on October 5, 2001. The Company may prepay all or part of the principal outstanding at any time without penalty, subject to any restrictions caused by the choice of interest rate. The interest rate is the Bank's prime rate or the LIBOR rate plus 225 basis points, as chosen by the Company. The LIBOR based rate is available in 30, 60 or 90-day tranches, with a minimum of $1,000,000 for any one tranche. If a LIBOR based rate is used the Company cannot prepay any principal related to that tranche for the period chosen without paying a penalty. The Company reduced the principal balance under the term loan by $2,200,000 in 2000. The $1,300,000 principal balance outstanding on March 31, 2001 was borrowed using a 30-day LIBOR tranche with an effective interest rate of 7.91% per annum.

Both the Line and the term loan with the Bank are secured by inventory and accounts receivable. The loan agreement contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are required to be calculated at the end of each quarter. For the quarter ended March 31, 2001, the Company was not in compliance with the "Current Assets to Current Liabilities" ratio or the "Funded Debt Coverage" ratio. Therefore, the Company is in technical default with two debt covenants related to the line of credit. In addition, the Company is prohibited from paying dividends without the prior approval of the Bank.

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At March 31, 2001 TMM had utilized $2,293,000 of that facility, including $712,000 on the line of credit, $207,000 on a letter of guarantee and $1,374,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 120 days against customers' purchase orders. During the first quarter 2001, TMM refinanced its two term loans with offshore banks. The loan agreements are with HSBC Bank Labuan and RHB Bank Labuan. At March 31, 2001 the outstanding principal balance of each term loan was approximately $612,500. Both loans have a variable interest rate. The effective interest rate at March 31, 2001 for the loan with RHB Bank was 8.05% per annum and 7.33% with HSBC Bank. The credit facilities are secured by TMM's inventory, accounts receivable and property, plant and equipment.

In the past year, the Company has significantly increased its level of borrowings. As of March 31, 2001, the Company had approximately $3,018,000 of indebtedness for money borrowed, of which $2,213,000 or 73% is of current maturity. Such debt was incurred to finance the acquisition of TMM and also includes debt associated with the operations of TMM. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $2,213,000 that matures in 2001. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

Other Matters

Recent Developments

On February 8, 2001, the Company signed a Memorandum of Understanding (Letter of Intent) with the Royal Begmann Group N.V. (RBG), a Netherlands holding company, to acquire certain assets of Ceramic Design International Holding B.V. (CDI) and Terminor Processing & Trade B.V. (TPT). On May 10, 2001 the Company reached a definitive purchase agreement (Agreement) with RBG for the purchase of designated assets of CDI and TPT for approximately $3,638,000. The closing is scheduled for May 16, 2001.

TOR has formed a wholly owned subsidiary in the Netherlands named TP&T (TOR Processing and Trade) B.V. which will own and operate a specialty mineral processing plant in Hattem, The Netherlands. Dr. Olaf Karasch, a mineralogist with 20 years experience in alumina processing will be the Managing Director of TOR Processing and Trade B.V. and will be based in Hattem. Certain other process equipment acquired by TOR will be sent from its current Norwegian location to TOR's plants in Corpus Christi, Texas and Ipoh, Malaysia.

On April 5, 2001 the Company issued Covertible Debentures totaling $2,709,000 and completed a private stock sale for 301,000 shares of common stock at $1.00 per share to fund the purchase of assets from RBG. The Company also executed a five year loan agreement on April 5, 2001 with Bernard A. Paulson, the Company's CEO, in the amount of $600,000 at a rate of ten percent (10%) per annum.

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

PART II

Item 3.	Defaults on Senior Securities

See Note 3 of Notes to Unaudited financial statements for information regarding the Company's noncompliance with certain financial covenants in its principal line of credit.

Item 6.	Exhibits and Reports on Form 8K
Page No.

(a)	Exhibits	None

(b)	Reports on Form 8-K	None

Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 15, 2001	BERNARD A. PAULSON
Bernard A. Paulson, CEO

Date:	May 15, 2001	RICHARD L. BOWERS
Richard L. Bowers, President and COO

Date:	May 15, 2001	BARBARA RUSSELL
Barbara Russell, Controller
(Principal Accounting Officer)