Form 10QSB
period 2001-06-30
TOR MINERALS INTERNATIONAL INC
filed 2001-08-14
CIK 842295

U.S. Securities and Exchange Commission
Washington, D. C. 20549
FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-17321

TOR MINERALS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

722 Burleson Street, Corpus
(Address of principal executive offices)Christi, Texas 78402
Issuer's telephone number: (361) 883-5591

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]	No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Common Stock, $0.25 par value (Class)	5,580,187 (Outstanding as of August 3, 2001)

Transitional Small Business Disclosure Format (check one):
Yes [ ]	No [ X ]

TOR MINERALS INTERNATIONAL, INC.

INDEX

PART I.	Financial Information
Item 1.	Financial Statements (Unaudited)	Page No.
	Consolidated Condensed Balance Sheets June 30, 2001 and December 31, 2000	3
	Consolidated Condensed Statements of Operations-- three months and six months ended June 30, 2001 and 2000	4
	Consolidated Condensed Statements of Cash Flows-- six months ended June 30, 2001 and 2000	5-6
	Notes to Consolidated Condensed Financial Statements	7-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-17
PART II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		18

TOR MINERALS INTERNATIONAL, INC. CONSOLIDATED CONDENSED BALANCE SHEETS June 30, 2001 and December 31, 2000 (in thousands)
	June 30, 2001 (Unaudited) ------------------	December 31, 2000 ------------------
ASSETS
Current assets:
Cash and cash equivalents	$403	$128
Trade accounts receivable, net	2,302	1,936
Other receivables	136	85
Inventories	4,035	5,570
Other current assets	231 ---------	125 ---------
Total current assets	7,107	7,844
Property, plant and equipment, net	12,839	10,367
Goodwill, net	1,299	--
Other assets	293 ----------	12 ---------
	$21,538 ======	$18,223 ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$664	$566
Accounts payable - Other	144	177
Accrued expenses	385	609
Notes payable - Line of credit	1,786	608
Export credit refinancing facility	913	1,470
Current maturities of long-term debt	2,616 ---------	2,245 ---------
Total current liabilities	6,508	5,675
Long-term debt, excluding current maturities	1,082	1,129
Other long-term debt, convertible debentures	2,709 ---------	-- ---------
Total liabilities	10,299	6,804
Commitments and Contingencies	--	--
Shareholders' equity:
Common stock $0.25 par value: authorized, 10,000 shares; 5,580 shares outstanding at 6/30/01; and 5,279 at 12/31/00	1,395	1,320
Additional paid-in capital	15,424	15,198
Accumulated deficit	(5,580) ---------	(5,099) ---------
Shareholders' equity	11,239 ---------	11,419 ---------
	$21,538 ======	$18,223 ======

See Notes to Consolidated Financial Statements

TOR MINERALS INTERNATIONAL, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (in thousands, except per share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000		2001		2000
NET SALES	$4,028	$4,018		$7,572		$7,458
COSTS AND EXPENSES:
Cost of products sold	3,125 -------	3,045 -------		6,194 -------		5,590 -------
GROSS PROFIT (LOSS)	903	973		1,378		1,868
Selling, administrative and general	794 -------	986 -------		1,678 -------		1,759 -------
OPERATING INCOME (LOSS)	109	(13)		(300)		109
OTHER INCOME (EXPENSES):
Interest income	15	15		17		38
Interest expense	(116)	(152)		(200)		(209)
Other, net	1 -------	(1) -------		2 -------		14 -------
INCOME (LOSS) BEFORE INCOME TAX	9	(151)		(481)		(48)
Provision for income tax	-- -------	-- -------		-- -------		-- -------
NET INCOME (LOSS)	$9 ====	$(151) =====		$(481) =====		$(48) =====
Earnings (loss) per common share:
Basic	$0.00	$(0.03)		$(0.09)		$(0.01)
Diluted	$0.00	$(0.03)		$(0.09)		$(0.01)
Weighted average common shares and equivalents outstanding:
Basic	5,580	5,279		5,431		5,110
Diluted	5,589	5,279	(1)	5,431	(1)	5,110 (1)

____________________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

See Notes to Consolidated Financial Statements

TOR MINERALS INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in thousands, except per share amounts)
	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(481)	$(48)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	336	335
Amortization	13	12
Other assets	--	18
Changes in working capital:
Receivables	(417)	584
Inventories	1,535	1,122
Other current assets	(106)	(6)
Accounts payable and accrued expenses	(159) --------	(1,704) ---------
Net cash provided by operating activities	721	313
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of TMM, net of cash acquired	--	(3,893)
Acquisition of TP&T's assets from RBG	(2,782)	--
Additions to property, plant and equipment	(784) ---------	(276) ---------
Net cash used in investing activities	(3,566)	(4,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debentures	2,709	--
Proceeds from long-term bank debt - Domestic	1,000	3,500
Proceeds from bank line of credit - Domestic	1,550	--
Proceeds from other long-term debt - Domestic	600	--
Proceeds from long-term bank debt - Foreign	1,351	--
Proceeds from bank line of credit - Foreign	977	--
Payments on long-term bank debt - Domestic	(1,300)	--
Payments on long-term bank debt - Foreign	(1,581)	(105)
Payments on bank line of credit - Domestic	(800)	--
Payments on bank line of credit - Foreign	(549)	(1,021)
Payments on other long-term debt - Domestic	(581)	--
Payments on export credit refinancing facility - Foreign	(557)	(72)
Proceeds from the issuance of common stock and exercise of common stock options	301	9
	--------	---------
Net cash provided by financing activities	3,120	2,311
Net increase (decrease) in cash and cash equivalents	275	(1,545)
Cash and cash equivalents at beginning of year	128	2,330
	--------	---------
Cash and cash equivalents at end of period	$403 ======	$785 ======

Supplemental cash flow disclosures:
Interest paid	$193	$145
Interest income	17	37
Non-cash investing activities:
Fair value of assets acquired	$2,013	$9,885
Goodwill acquired	1,304	--
Non-compete agreement acquired	300	--
Debt assumed	--	(4,000)
Debt issued	(835)	(950)
Common stock issued	-- ---------	(1,000) ----------
Cash paid for acquisition	$2,782 ======	$3,935 ======

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Accounting Policies

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

The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (TMM) and TOR Processing & Trade BV (TP&T). All significant inter-company transactions are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the ringgit. Malaysia imposed capital controls and fixed its ringgit currency at 3.8 ringgits per 1 U.S. dollar in September 1998. The Malaysian government has not changed the fixed exchange rate since that time; however, there can be no assurance that it will maintain the currency's fixed rate of exchange.

TP&T measures and records its transactions in terms of the Euro and uses the U.S. dollar as its functional currency. As a result of the changes in the exchange rate, gains and losses due to fluctuations in the value of the Euro are recorded on the Company's consolidated condensed statement of operations.

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

Effective March 1, 2000 the Company acquired all the outstanding shares of TMM from Megamin Ventures Sdn Bhd ("Megamin") the Company's largest stockholder. Pursuant to the terms of the Agreement, the Company paid $3,775,000 in cash and issued 500,000 shares of its common stock in exchange for 100% of the outstanding shares of TMM. The Company's shares closed at $2.00 on the effective date of the Agreement. The Company also agreed to pay Megamin a total of $1,000,000 in four equal semi-annual payments beginning July 1, 2000. The discounted present value of those payments is approximately $950,000. Transaction costs totaled $160,000. The Company recorded the transaction as a purchase, with a cost of approximately $5,885,000, plus the assumption of TMM's bank debt of approximately $4,000,000.

TMM is the Company's sole supplier of Synthetic Rutile, the raw material for the Company's proprietary titanium pigment HITOX (Registered Trademark). TMM is also producing HITOX pigment in Malaysia under a license from the Company and is selling HITOX pigment in Asia and Europe. To take advantage of lower manufacturing costs in Malaysia, TMM began shipping HITOX to the West Coast of the United States in September 2000 and to the Company's Corpus Christi location in July 2001.

TMM was previously a subsidiary of the Company and was sold to Megamin and other investors in 1994. The acquisition provides the opportunity to control the raw material supply for the Company's primary product, HITOX pigment, and represents both a low cost production site for HITOX pigment and marketing opportunities outside the U.S. market.
3.	Acquisition of Assets from the Royal Begemann Group

On May 16, 2001, the Company finalized an asset purchase agreement (the "Agreement") with the Royal Begemann Group (RBG), a Netherlands holding company, to acquire designated assets of Terminor Processing & Trade BV, Ceramic Design International Holding BV, and Thermal Insulation Manufacturers BV. Pursuant to the terms of the Agreement, the Company paid $2,300,000 and agreed to pay RBG an additional $900,000 in three (3) equal installments beginning January 31, 2002. The discounted present value of the payments is approximately $835,000. The Company recorded the transaction as a purchase with a cost of approximately $3,300,000 of which $1,304,000 was goodwill which will be amortized using straight line over 20 years. In a separate agreement, the Company paid RBG $300,000 for a non-compete agreement which will be amortized over three years. The purchase price allocation is preliminary. The Company raised $3,010,000 for the acquisition through a private placement of common stock and convertible debentures. (see note 4)

This acquisition of assets, consisting primarily of plant and equipment of Terminor Processing & Trade BV and Ceramic Design International Holding BV, located in Hattem, The Netherlands, enabled the Company to expand operations through its new subsidiary, TOR Processing and Trade BV (TP&T). Using the acquired plant and equipment, TP&T will manufacture very high quality specialty aluminas for the use in chips, cast polymers, bulk molding compounds, as well as, wire and cable applications. The Dutch plant also has the capability of manufacturing Boehmite which is used in the petroleum industry as a carrier for catalysts. Dr. Olaf Karasch, a mineralogist with 20 years experience in alumina processing, is TP&T's Managing Director and is based in Hattem.

In addition, certain equipment acquired from the closed Norwegian plant of Thermal Insulation Manufacturers BV is to be used in the Company's plants in Corpus Christi, Texas and Ipoh, Malaysia, to apply certain process technology to its titanium pigment. The Company paid $500,000 for the equipment acquired from the Norwegian plant.
4.	Related Party Transaction

In April 2001 the Company raised $3,010,000 in a private placement of common stock and convertible debentures. The Company used the proceeds to purchase certain assets from the RBG, a Netherlands holding company.

In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. Each purchaser in the private placement acquired a combination of common stock and convertible debentures. The terms of the private placement were agreed to in arms length negotiations with two lead investors who had no previous investment in or relationship to the Company but invested approximately 2/3 of the total amount raised. An additional outside investor and five officers and directors of the Company purchased the remaining 1/3 of the stock and convertible debentures on the same terms as those agreed to with the lead investor.

The common stock was priced in the private placement at $1.00 per share (slightly above the previous closing price), and the conversion price for the shares of common stock issuable upon conversion of the debentures is $1.80. The debentures bear no interest for 2 years, and are secured by security interests in substantially all of the Company's assets, and will be automatically converted into 5 year secured term notes bearing interest at the rate of 10% per annum, unless the holders of the debentures exercise the option to convert them into common stock at the $1.80 per share conversion rate.

The lead investors are affiliates of Hartman & Associates, Inc. of Austin, Texas. Under the terms of their investments, Hartman & Associates was permitted to designate two persons as directors of the Company, and David A. Hartman and Douglas M. Hartman were so designated, and joined the Company's Board of Directors at a subsequent board meeting.

The Board of Directors unanimously approved the terms of the private placement after thoroughly considering all of the terms in comparison with other potential methods of financing the asset acquisition. In particular, the Company considered raising all or a substantial portion of the funds required through a secured loan from a commercial bank, but the Board of Directors concluded that the financing costs and risks associated with bank financing were less favorable to the Company than the terms of the private placement.

A portion of the purchase price for the assets was deferred and is payable in installments, each in the amount of $300,000; payable on January 31, March 31, and May 31, 2002. The Company has not yet decided how it will finance the future installments. In that regard, the Company granted a right of first refusal to its largest stockholder, Megamin, to invest up to $900,000 on the same terms as the common stock and debentures that were issued in the private placement (Megamin did not invest in the private placement). However, the Company may elect to fund a portion of the amounts required for the installment payments out of its working capital or through a bank loan, and the Company has not been informed whether Megamin intends to exercise its right of first refusal. The Company expects to consider available financing methods in light of market conditions later this year, and may utilize a combination of internal funds, bank financing and/or an additional private placement in order to fund the remaining installments.

The Company entered into a loan and security agreement with the Company's Chairman of the Board through Paulson Ranch, Ltd. The loan, with an interest rate of 10.0%, is amortized over 60 months with monthly principal and interest payments of $12,750. On June 8, 2001 the Company reduced the principal balance $100,000. The principal balance outstanding on June 30, 2001 was $490,865.
5.	Long-Term Debt and Notes Payable to Banks

A summary of long-term debt follows:	June 30, 2001	December 31, 2000
LIBOR based rate term note payable to a U.S. bank, with an effective interest rate of 7.91% at March 31, 2001 due October 5, 2001	$--	$1,300,000
Variable rate term note payable to a Malaysian bank, with an effective rate of 8.8% at December 31, 2000 due October, 2004	--	1,052,632
Variable rate term note payable to a Malaysian bank, with an effective rate of 8.8% at December 31, 2000 due September, 2004	--	297,856
Variable rate term note payable to a U.S. bank, with an effective interest rate of 7.75% at June 30, 2001 amortized over 60 months with monthly principal payments of $16,667; matures March 31, 2002	1,000,000	--
Convertible subordinated debentures issued in a private placement on April 5, 2001, convert into 5-year term loans at 10% interest if not presented for conversion to Company's common stock by April 5, 2003	2,709,000	--
Variable rate term note payable to a Malaysian offshore bank, with an effective rate of 8.05% at June 30, 2001 due February, 2004	559,971	--
Variable rate term note payable to a Malaysian offshore bank, with an effective rate of 7.33% at June 30, 2001 due February, 2004	559,971	--
Other indebtedness, payable to the Royal Begemann Group with an effective interest rate of 10.0%, due in three equal payments beginning January 1, 2002	835,265	--
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate 10.0%, amortized over 60 months with monthly payments of $12,750	490,865	--
Other indebtedness, payable to Megamin with an effective interest rate of 9.0%, due January 1, 2002	251,890 ------------	723,678 ------------
Total	6,406,962	3,374,166
Less current maturities	2,615,827 ------------	2,245,473 ------------
Total long-term debt	$3,791,135 ========	$1,128,693 ========

 On June 30, 2001 the Company entered into the Fifth Amendment (the "Amendment") to its Loan Agreement with the Bank of America (the "Bank"). The Amendment reduced the Company's line of credit (the "Line"), revised the computation of Funded Debt Coverage, extended the maturity date of the term loan and expanded the collateral to include property, plant and equipment.

The Company's Line with Bank of America expires April 30, 2002. The Amendment reduced the Line from $2,000,000 to $1,350,000. The interest rate for the Line is the Bank's prime rate plus 1% per annum. The amount of credit available to the Company under the Line is limited to the lesser of $1,350,000 or 80% of eligible accounts receivable. At June 30, 2001 approximately $534,000 was available to the Company under the Line. During the second quarter, the Company reduced the outstanding borrowings under the Line from $1,350,000 to $750,000. The Company has continued to reduce the outstanding balance under the Line. As of August 8, 2001 the balance outstanding has been reduced to $300,000. The Company does not anticipate having to access addition funds from the Line until the fourth quarter of 2001.

The Company has one term loan with the Bank. The loan proceeds of $3,500,000 were used to finance the purchase of TMM in March 2000. The Amendment extended the maturity date of the loan from October 5, 2001 to March 31, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. The Amendment required the outstanding principal balance to be reduced from $1,200,000 to $1,000,000. Principal and interest payments are scheduled monthly commencing July 3, 2001, and continuing on the third (3rd) day of each calendar month thereafter until the stated maturity date of March 31, 2002 when remaining principal and unpaid interest thereon shall be paid. The monthly payment, based on a 60-month straight-line amortization, includes principal of $16,666.67, plus unpaid interest as of the date of payment. The Company believes that it will not be able to pay off the term loan in its entirety when it matures March 31, 2002. Therefore, the Company plans to renegotiate the unpaid amount when it matures.

Both the Line and the term loan with the Bank are secured by the Company's property, plant, and equipment, as well as inventory and accounts receivable. The loan agreement contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are calculated at the end of each quarter. For the quarter ended June 30, 2001, the Company was in compliance with all of the covenants. The terms of the Agreement also prohibited the Company from paying dividends without the prior approval of the Bank.

A portion of the purchase price for the assets was deferred and is payable in installments, each in the amount of $300,000; payable on January 31, March 31, and May 31, 2002. The Company has not yet decided how it will finance the future installments. In that regard, the Company granted a right of first refusal to its largest stockholder, Megamin, to invest up to $900,000 on the same terms as the common stock and debentures that were issued in the private placement (Megamin did not invest in the private placement). However, the Company may elect to fund a portion of the amounts required for the installment payments out of its working capital or through a bank loan, and the Company has not been informed whether Megamin intends to exercise its right of first refusal. The Company expects to consider available financing methods in light of market conditions later this year, and may utilize a combination of internal funds, bank financing and/or an additional private placement in order to fund the remaining installments. For information regarding the private placement of common stock and convertible debentures, see note 4.

The Company entered into a loan and security agreement with the Company's Chairman of the Board through Paulson Ranch, Ltd. The loan, with an interest rate of 10.0%, is amortized over 60 months with monthly principal and interest payments of $12,750. On June 8, 2001 the Company reduced the principal balance $100,000. The principal balance outstanding on June 30, 2001 was $490,865.

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At June 30, 2001 TMM had utilized $1,949,000 of that facility, including $1,036,000 on the line of credit and $913,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 120 days against customers' purchase orders. During the first quarter 2001, TMM refinanced its two term loans with offshore banks. The loan agreements are with HSBC Bank Labuan and RHB Bank Labuan. At June 30, 2001 the outstanding principal balance of each term loan was approximately $560,000. Both loans have a variable interest rate. The effective interest rate at June 30, 2001 for the loan with RHB Bank was 8.05% per annum and 7.33% with HSBC Bank. The credit facilities are secured by TMM's inventory, accounts receivable and property, plant and equipment.

The Company's subsidiary, TP&T, located in the Netherlands is currently negotiating a credit facility with a Bank in the Netherlands.

In the past year, the Company has significantly increased its level of borrowings. Such debt was incurred to finance the acquisition of TMM and the assets used to form TP&T, as well as debt associated with the operations of TMM. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $2,616,000 that matures in 2002. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.
6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30
	2001	2000	2001	2000
Numerator:
Net Income	$9	$(151)		$(481)	$(48)
Numerator for basic earnings per share - income available to common stockholders	9 ----------	(151) ----------		(481) ----------	(48) ----------
Effect of dilutive securities:	-- ----------	-- ----------		-- ----------	-- ----------
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$9	$(151)		$(481)	$(48)

Denominator:
Denominator for basic earnings per share - weighted-average shares	5,580	5,279		5,431	5,110
Effect of dilutive securities:
Employee stock options	9 ---------	-- ----------		-- ---------	-- ---------
Dilutive potential common shares	9	--	(1)	-- (1)	-- (1)
	---------	----------		---------	---------
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	5,589	5,279		5,431	5,110
Basic earnings per common share:
Net Income	$0.00 ======	$(0.03) ======		$(0.09) ======	$(0.01) ======
Diluted earnings per common share:
Net Income	$0.00 ======	$(0.03) ======		$(0.09) ======	$(0.01) ======

___________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

Excluded from the calculation of diluted earnings per share were a total of 372,900 options at June 30, 2001 and 273,500 options at June 30, 2000. The options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
7.	Business Segment Information

The Company and its subsidiaries operate in one reportable segment of pigment manufacturing and related products. All United States manufacturing is done at the facility located in Corpus Christi, Texas. Foreign manufacturing is done by the Company's wholly owned subsidiaries located in Malaysia and the Netherlands. A summary of the Company's manufacturing operations by geographic area is presented below:
(In thousands)	United States ---------------	Malaysia ---------------	Netherlands ---------------		Adjustments and Eliminations ---------------	Consolidated ----------------
Three months ended June 30, 2001
Sales Revenue:
Customer sales	$3,420	$469		$139	$--	$4,028
Intercompany sales	-- ----------	483 ---------		-- ---------	(483) ----------	-- ------------
Total Sales Revenue	$3,420	$952		$139	$(483)	$4,028
Segment profit (loss)	$126 ======	$(22) ======		$(78) ======	$(17) ======	$9 ========
Three months ended June 30, 2000
Sales Revenue:
Customer sales	$3,629	$389		$--	$--	$4,018
Intercompany sales	-- ----------	-- ----------		-- ----------	-- ----------	-- ------------
Total Sales Revenue	$3,629	$389		$--	$--	$4,018
Segment profit (loss)	$69 ======	$(230) ======	$	-- ======	$10 ======	$(151) ========

Six months ended June 30, 2001
Sales Revenue:
Customer sales	$6,529	$904		$139	$--	$7,572
Intercompany sales	-- ----------	686 ----------		-- ----------	(686) ----------	-- ------------
Total Sales Revenue	$6,529	$1,590		$139	$(686)	$7,572
Segment profit (loss)	$(304) =======	$(101) ======		$(78) ======	$2 ======	$(481) ========
Segment assets	$19,133	$12,810		$3,955	$(14,360)	$21,538

Six months ended June 30, 2000
Sales Revenue:
Customer sales	$6,958	$500		$--	$--	$7,458
Intercompany sales	-- -----------	811 ----------		-- ----------	(811) ----------	-- ------------
Total Sales Revenue	$6,958	$1,311		$--	$(811)	$7,458
Segment profit (loss)	$191 ======	$(7) ======	$	-- ======	$(232) ======	$(48) ========
Segment assets	$17,397	$13,181		$--	$(10,010)	$20,568

_______________________________________________

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products or based on contractual arrangements that existed prior to the Company's acquisition of TMM.

8.	Pro Forma Financial Information

The results of operations for the six-month period ended June 30, 2000 includes the operations of TMM from the acquisition date of March 1, 2000 (see Note 2). Assuming the acquisition of TMM had occurred at January 1, 2000, unaudited pro forma consolidated results of operations for the six months ended June 30, 2000 would have been as follows:

Pro Forma (Unaudited) Six Months Ended June 30 In thousands, except per share data
2000
Net revenue	$8,975
Net income (loss)	$434
Net income (loss) per share:
Basic	$0.08
Diluted	$0.08

 The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions. It is not necessarily indicative of the actual results that would have been achieved had the acquisition of TMM occurred at the beginning of 2000, nor is it indicative of future results of operations.
9.	Foreign Currency Risk

The Company has direct operations in The Netherlands and Malaysia. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations.
10.	Contingencies

There are claims arising in the normal course of business that are pending against the Company. While it is not feasible to predict or determine the outcome of any case, it is the opinion of management that the ultimate dispositions will have no material effect on the financial statements of the Company.

The Company believes that the plants in Corpus Christi, Texas, Ipoh, Malaysia and Hattem, The Netherlands are in compliance with all applicable federal, state, and local laws and regulations relating to the discharge of substances into the environment. The Company does not expect that any material capital expenditures for environmental control facilities will be necessary in order to continue such compliance.
11.	Impact of Financial Accounting Standards No. 141 and No. 142

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives and will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt both statements on January 1, 2002 and is currently evaluating the impact of these statements. The Company has not yet quantified the impact of these pronouncements; however, existing goodwill amortization expense was approximately $5,000 in the second quarter and for the first six months of 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Any impairment resulting from the initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

Net sales increased $10,000 or 0.25% to $4,028,000 in the second quarter of 2001 compared with $4,018,000 in the same quarter last year. For the six months ended June 30, 2001, net sales increased $114,000 or 1.5% to $7,572,000 compared with $7,458,000 for the same period last year.

Gross Profit:

Gross profit for the second quarter of 2001 was $903,000 as compared to $973,000 for the same quarter of 2000, a decrease of $70,000. The decrease in gross profit was the result of a change in the product mix that included higher sales of lower margin products and the initial start-up of production at TP&T. Year to date, gross profit decreased $490,000 from $1,868,000 for the first six months of 2000 to $1,378,000 for the same period of 2001. The year to date decrease in gross profit is primarily the result of higher cost for natural gas during the first quarter of 2001 compared to the first quarter of 2000. In an effort to reduce the cost of natural gas at the Corpus Christi Operations, the Company entered into a nine-month supply agreement (effective July 1, 2001 through March 31, 2002) with its natural gas supplier. The Company is hopeful that the agreement will have a positive impact on the gross profit. In addition, the Corpus Christi Operations reduced its middle level of management during the second quarter of 2001 which will have an impact on future gross profits.

Expenses:

Total selling, administrative and general expenses ("SG&A expense") decreased from $986,000 during the second quarter of 2000, to $794,000 for the second quarter of 2001, a decrease of $192,000 or 19.5%. Approximately $72,000 or 37.5% of the decrease is the result of the Corpus Christi Operations reduction in force. For the year, SG&A expense decreased $81,000 or 4.6% from $1,759,000 in 2000 to $1,678,000 in 2001.

Interest Income:

During the second quarter, excess funds were deposited in short-term interest bearing investments resulting in interest income of $15,000 for both the second quarter of 2001 and the same quarter last year. For the year, interest income decreased from $38,000 in 2000 to $17,000 in 2001. The year to date decrease is the result of lower cash balances available for investment during the first six months of 2001.

Interest Expense:

Interest expense decreased $36,000 in the second quarter of 2001 from $152,000 in the second quarter of 2000 to $116,000 for the second quarter of 2001. For the six-month period ended June 30, 2001 interest expense was $200,000 compared to $209,000 for the same period in 2000. The decrease in interest expense is due to lower interest rates during the first six months of 2001 as compared to the same period last year.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards and other tax benefits both in the US and in Malaysia, the Company recorded no income tax expense during the second quarter of 2001.

Liquidity and Capital Resources

During the second quarter 2001, working capital decreased from $2,169,000 at December 31, 2000 to $599,000 at June 30, 2001. For the six-month period ended June 30, 2001 inventories decreased $1,535,000 or 27.6% from $5,570,000 at December 31, 2000 to $4,035,000 at June 30, 2001.

Cash increased from $128,000 at December 31, 2000 to $403,000 at June 30, 2001. During the six-month period, operating activities provided cash totaling $721,000 due to a significant decrease in inventory. Net cash used in investing activities totaled $3,566,000 which consisted primarily of the acquisition of TP&T's assets from RBG and manufacturing equipment purchased from Thermal Insulation Manufacturers BV in Norway. Financing activities provided net cash of $3,120,000. The most significant financing activities during the six-month period included the issuance of convertible subordinate debentures, the issuance of common stock, and loan proceeds from the Company's Chairman of the Board.

On June 30, 2001 the Company entered into the Fifth Amendment (the "Amendment") to its Loan Agreement with the Bank of America (the "Bank"). The Amendment reduced the Company's line of credit (the "Line"), revised the computation of Funded Debt Coverage, extended the maturity date of the term loan and expanded the collateral to include property, plant and equipment.

The Company's Line with Bank of America expires April 30, 2002. The Amendment reduced the Line from $2,000,000 to $1,350,000. The interest rate for the Line is the Bank's prime rate plus 1% per annum. The amount of credit available to the Company under the Line is limited to the lesser of $1,350,000 or 80% of eligible accounts receivable. At June 30, 2001 approximately $534,000 was available to the Company under the Line. During the second quarter, the Company reduced the outstanding borrowings under the Line from $1,350,000 to $750,000. The Company has continued to reduce the outstanding balance under the Line. As of August 8, 2001 the balance outstanding on the Line has been reduced to $300,000. The Company does not anticipate having to access addition funds from the Line until the fourth quarter of 2001.

The Company has one term loan with the Bank. The loan proceeds of $3,500,000 were used to finance the purchase of TMM in March 2000. The Amendment extended the maturity date of the loan from October 5, 2001 to March 31, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. The Amendment required the outstanding principal balance to be reduced from $1,200,000 to $1,000,000. Principal and interest payments are scheduled monthly commencing July 3, 2001, and continuing on the third (3rd) day of each calendar month thereafter until the stated maturity date of March 31, 2002 when remaining principal and unpaid interest thereon shall be paid. The monthly payment, based on a 60-month straight-line amortization, includes principal of $16,666.67, plus unpaid interest as of the date of payment. The Company believes that it will not be able to pay off the term loan in its entirety when it matures March 31, 2002. Therefore, the Company plans to renegotiate the unpaid when it matures.

Both the Line and the term loan with the Bank are secured by the Company's property, plant, and equipment, as well as inventory and accounts receivable. The loan agreement contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are calculated at the end of each quarter. For the quarter ended June 30, 2001, the Company was in compliance with all of the covenants. The terms of the Agreement also prohibited the Company from paying dividends without the prior approval of the Bank.

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At June 30, 2001 TMM had utilized $1,949,000 of that facility, including $1,036,000 on the line of credit and $913,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 120 days against customers' purchase orders. During the first quarter 2001, TMM refinanced its two term loans with offshore banks. The loan agreements are with HSBC Bank Labuan and RHB Bank Labuan. At June 30, 2001 the outstanding principal balance of each term loan was approximately $560,000. Both loans have a variable interest rate. The effective interest rate at June 30, 2001 for the loan with RHB Bank was 8.05% per annum and 7.33% with HSBC Bank. The credit facilities are secured by TMM's inventory, accounts receivable and property, plant and equipment.

The Company's subsidiary, TP&T, located in the Netherlands is currently negotiating a credit facility with a Bank in the Netherlands.

In April 2001 the Company raised $3,010,000 in a private placement of common stock and convertible debentures. The Company used the proceeds to purchase certain assets from the RBG, a Netherlands holding company.

In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. Each purchaser in the private placement acquired a combination of common stock and convertible debentures. The terms of the private placement were agreed to in arms length negotiations with two lead investors who had no previous investment in or relationship to the Company but invested approximately 2/3 of the total amount raised. An additional outside investor and five officers and directors of the Company purchased the remaining 1/3 of the stock and convertible debentures on the same terms as those agreed to with the lead investor.

The common stock was priced in the private placement at $1.00 per share (slightly above the previous closing price), and the conversion price for the shares of common stock issuable upon conversion of the debentures is $1.80. The debentures bear no interest for 2 years, and are secured by security interests in substantially all of the Company's assets, and will be automatically converted into 5 year secured term notes bearing interest at the rate of 10% per annum, unless the holders of the debentures exercise the option to convert them into common stock at the $1.80 per share conversion rate.

The lead investors are affiliates of Hartman & Associates, Inc. of Austin, Texas. Under the terms of their investments, Hartman & Associates was permitted to designate two persons as directors of the Company, and David A. Hartman and Douglas M. Hartman were so designated, and joined the Company's Board of Directors at a subsequent board meeting.

The Board of Directors unanimously approved the terms of the private placement after thoroughly considering all of the terms in comparison with other potential methods of financing the asset acquisition. In particular, the Company considered raising all or a substantial portion of the funds required through a secured loan from a commercial bank, but the Board of Directors concluded that the financing costs and risks associated with bank financing were less favorable to the Company than the terms of the private placement.

A portion of the purchase price for the assets was deferred and is payable in installments, each in the amount of $300,000; payable on January 31, March 31, and May 31, 2002. The Company has not yet decided how it will finance the future installments. In that regard, the Company granted a right of first refusal to its largest stockholder, Megamin, to invest up to $900,000 on the same terms as the common stock and debentures that were issued in the private placement (Megamin did not invest in the private placement). However, the Company may elect to fund a portion of the amounts required for the installment payments out of its working capital or through a bank loan, and the Company has not been informed whether Megamin intends to exercise its right of first refusal. The Company expects to consider available financing methods in light of market conditions later this year, and may utilize a combination of internal funds, bank financing and/or an additional private placement in order to fund the remaining installments.

The Company entered into a loan and security agreement with the Company's Chairman of the Board through Paulson Ranch, Ltd. The loan, with an interest rate of 10.0%, is amortized over 60 months with monthly principal and interest payments of $12,750. On June 8, 2001 the Company reduced the principal balance $100,000. The principal balance outstanding on June 30, 2001 was $490,865.

In the past year, the Company has significantly increased its level of borrowings. Such debt was incurred to finance the acquisition of TMM and the assets used to form TP&T, as well as debt associated with the operations of TMM. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $2,616,000 that matures in 2002. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

Other Matters

Impact of Financial Accounting Standards No. 141 and No. 142

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives and will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt both statements on January 1, 2002 and is currently evaluating the impact of these statements. The Company has not yet quantified the impact of these pronouncements; however, existing goodwill amortization expense of approximately $5,000 in the second quarter and for the first six months of 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Any impairment resulting from the initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

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

PART II

Item 6.	Exhibits and Reports on Form 8K
(a)	Exhibits
Exhibit No.
	10.1(a)	Fifth Amendment to Loan Agreement with Bank of America dated June 30, 2001
	10.1(b)	UCC Filing with Bank of America dated June 30, 2001
	10.1(c)	Security Agreement with Bank of America dated June 30, 2001

	10.2	Security Agreement with Paulson Ranch, Ltd. (a related party) dated April 5, 2001

(b)	Reports on Form 8-K	The Company filed a form 8-K/A with a Current Date of May 16, 2001 reporting the acquisition of TP&T (TOR Processing and Trade) BV a wholly owned subsidiary located in The Netherlands.

Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
_______________ (Registrant)

Date:	August 14, 2001	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	August 14, 2001	BARBARA RUSSELL Barbara Russell Controller and Treasurer (Principal Accounting Officer)