Form 10QSB
period 2001-09-30
TOR MINERALS INTERNATIONAL INC
filed 2001-11-01
CIK 842295

3: x10qsb9-01

United States

Securities and Exchange Commission

Washington, D C 20549

____________________________

FORM 10-QSB

____________________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[__] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-17321

____________________________

TOR MINERALS INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

____________________________

722 Burleson Street, Corpus Christi, Texas 78402

(Address of principal executive offices)

(361) 883-5591

(Registrant's telephone number, including area code)

____________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]	No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Shares Outstanding as of October 31, 2001
Common Stock, $0.25 par value	5,580,187

Transitional Small Business Disclosure Format (check one):
Yes [__]	No [ X ]

	Table of Contents
	Part I - Financial Information
		Page No.
Item 1.	Consolidated Condensed Financial Statements (Unaudited)
	Consolidated Condensed Balance Sheets -- September 30, 2001 and December 31, 2000	3
	Consolidated Condensed Statements of Operations -- three months and nine months ended September 30, 2001 and 2000	4
	Consolidated Condensed Statements of Cash Flows -- nine months ended September 30, 2001 and 2000	5
	Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	Part II - Other Information
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		18

TOR Minerals International, Inc.
Consolidated Condensed Balance Sheets
September 30, 2001 and December 31, 2000
(in thousands)

	September 30, 2001 (Unaudited) ______________	December 31, 2000 ______________
ASSETS
Current assets:
Cash and cash equivalents	$218	$128
Trade accounts receivable, net	2,199	1,936
Other receivables	118	85
Inventories	4,169	5,570
Other current assets	180 ______________	125 ______________
Total current assets	6,884	7,844

Property, plant, and equipment, net	12,790	10,367
Goodwill, net	1,284	--
Other assets	267 ______________	12 ______________
	$21,225 =============	$18,223 =============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$700	$566
Accounts payable, other	145	177
Accrued expenses	425	609
Notes payable - Line of Credit	1,040	608
Export credit refinancing facility	1,422	1,470
Current maturities of long-term debt	2,457 ______________	2,245 ______________
Total current liabilities	6,189	5,675
Long term debt, excluding current maturities	960	1,129
Other long-term debt, convertible debentures	2,709 ______________	-- ______________
Total liabilities	9,858	6,804
Commitments and Contingencies	--	--
Shareholder's equity:
Common stock $0.25 par value; authorized, 10,000 shares; 5,580 shares outstanding at 9/30/01; and 5,279 at 12/31/00	1,395	1,320
Additional paid-in capital	15,424	15,198
Accumulated deficit	(5,452) ______________	(5,099) ______________
Shareholder's equity	11,367 ______________	11,419 ______________
	$21,225 =============	$18,223 =============

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Consolidated Condensed Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30, ________________________			Nine Months Ended September 30, ________________________
	2001 ________	2000 ________		2001 ________		2000 ________
NET SALES	$3,787	$3,850		$11,359		$11,387
COSTS AND EXPENSES:
Cost of products sold	2,707 _________	3,118 _________		8,901 _________		8,701 _________
GROSS PROFIT	1,080	732		2,458		2,686
Selling, administrative and general	844 _________	886 _________		2,522 _________		2,726 _________
OPERATING INCOME (LOSS)	236	(154)		(64)		(40)
OTHER INCOME (EXPENSES):
Interest income	1	11		18		49
Interest expense	(112)	(139)		(312)		(336)
Other, net	3 _________	(11) _________		5 _________		(14) _________
INCOME (LOSS) BEFORE INCOME TAX	128	(293)		(353)		(341)
Provision for income tax	-- _________	-- _________		-- _________		-- _________
NET INCOME (LOSS)	$128 ========	$(293) ========		$(353) ========		$(341) ========
Earnings (loss) per common share:
Basic	$0.02	$(0.06)		$(0.06)		$(0.07)
Diluted	$0.02	$(0.06)		$(0.06)		$(0.07)

Weighted average common shares and equivalents outstanding
Basic	5,580	5,279		5,481		5,166
Diluted	5,603	5,279	(1)	5,481	(1)	5,166	(1)
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30, _______________________
	2001 _________	2000 _________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(353)	$(341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	537	487
Amortization	53	37
Loss on sale of asset(s)	--	5
Other assets	12	21
Changes in working capital:
Receivables	(296)	491
Inventories	1,401	1,519
Other current assets	(55)	(30)
Accounts payable and accrued expenses	(82) _________	(1,396) _________
Net cash provided by operating activities	1,217	793

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of TMM, net of cash acquired	--	(3,893)
Acquisition of TP&T's assets from RBG	(2,782)	--
Additions to property, plant and equipment	(947)	(407)
Proceeds from sale of property, plant and equipment	-- _________	37 _________
Net cash used in investing activities	(3,729)	(4,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Proceeds from long-term bank debt	1,000	3,500
Payments on long-term bank debt	(1,350)	(1,200)
Proceeds from bank line of credit	1,550	354
Payments on bank line of credit	(1,550)	(354)
Proceeds from other long-term debt	600	--
Payments on other long-term debt	(706)	(231)
Foreign financing activities:
Proceeds from long-term bank debt	1,351	--
Payments on long-term bank debt	(1,687)	(184)
Proceeds from bank line of credit	977	509
Payments on bank line of credit	(545)	(1,021)
Proceeds from export credit refinancing facility	1,149	1,597
Payments on export credit refinancing facility	(1,197)	(1,548)
Other financing activities:
Proceeds from issuance of convertible debentures	2,709	--
Proceeds from issuance of common stock and exercise of common stock options	301 _________	9 _________
Net cash provided by financing activities	2,602	1,431

Net increase (decrease) in cash and cash equivalents	90	(2,039)
Cash and cash equivalents at beginning of year	128 _________	2,330 _________
Cash and cash equivalents at end of period	$218 =========	$291 =========

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30, _______________________
	2001 _________	2000 _________

Supplemental cash flow disclosures:
Interest paid	$272	$306
Interest income	18	49

Non-cash investing activities:
Fair value of assets acquired	$2,013	$9,885
Goodwill acquired	1,304	--
Non-compete agreement acquired	300	--
Debt assumed	--	(4,000)
Debt issued	(835)	(950)
Common stock issued	-- _________	(1,000) _________
Cash paid for acquisition	$2,782 =========	$3,935 =========

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

2. Acquisition of TOR Minerals Malaysia, Sdn. Bhd.

Effective March 1, 2000 the Company acquired all the outstanding shares of TMM from Megamin Ventures, Sdn. Bhd. ("Megamin") the Company's largest stockholder. Pursuant to the terms of the agreement, the Company paid $3,775,000 in cash and issued 500,000 shares of its common stock in exchange for 100% of the outstanding shares of TMM. The Company's shares closed at $2.00 on the effective date of the agreement. The Company also agreed to pay Megamin a total of $1,000,000 in four equal semi-annual payments beginning July 1, 2000. The discounted present value of those payments is approximately $950,000. Transaction costs totaled $160,000. The Company recorded the transaction as a purchase, with a cost of approximately $5,885,000, plus the assumption of TMM's bank debt of approximately $4,000,000.

TMM is the Company's sole supplier of Synthetic Rutile, the raw material for the Company's proprietary titanium pigment HITOX®. TMM is also producing HITOX pigment in Malaysia under a license from the Company and is selling HITOX pigment in Asia and Europe. To take advantage of lower manufacturing costs in Malaysia, TMM began shipping HITOX to the West Coast of the United States in September 2000 and to the Company's Corpus Christi location in July 2001.

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

4. Related Party Transactions

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

The Company entered into a loan and security agreement with the Company's Chairman of the Board through Paulson Ranch, Ltd. The loan, with an interest rate of 10.0%, is amortized over 60 months with monthly principal and interest payments of $12,750. As of September 30, 2001 the Company has reduced the principal balance approximately $235,000. The principal balance outstanding on September 30, 2001 was approximately $365,000.

5. Long-term Debt and Notes Payable to Banks
A summary of long-term debt follows:	September 30, 2001 ____________	December 31, 2000 ____________
LIBOR based rate term note payable to a U.S. bank, with an effective interest rate of 7.91% at March 31, 2001 due October 5, 2001	$--	$1,300,000
Variable rate term note payable to a Malaysian bank, with an effective rate of 8.8% at December 31, 2000 due October, 2004	--	1,052,632
Variable rate term note payable to a Malaysian bank, with an effective rate of 8.8% at December 31, 2000 due September, 2004	--	297,856
Variable rate term note payable to a U.S. bank, with an effective interest rate of 7.75% at September 30, 2001 amortized over 60 months with monthly principal payments of $16,667; matures March 31, 2002	950,000	--
Convertible subordinated debentures issued in a private placement on April 5, 2001, convert into 5-year term loans at 10% interest if not presented for conversion to Company's common stock by April 5, 2003	2,709,000	--
Variable rate term note payable to a Malaysian offshore bank, with an effective rate of 5.0% at September 30, 2001 due February, 2004	507,473	--
Variable rate term note payable to a Malaysian offshore bank, with an effective rate of 4.917% at September 30, 2001 due February, 2004	507,473	--
Other indebtedness, payable to the Royal Begemann Group with an effective interest rate of 10.0%, due in three equal payments beginning January 1, 2002	835,265	--
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate 10.0%, amortized over 60 months with monthly payments of $12,750, due April, 2005	365,007	--
Other indebtedness, payable to Megamin with an effective interest rate of 9.0%, due January 1, 2002	251,890 ____________	723,678 ____________
Total	6,126,108	3,374,166
Less current maturities	2,457,133 ____________	2,245,473 ____________
Total long-term debt	$3,668,975 ===========	$1,128,693 ===========

On June 30, 2001 the Company entered into the Fifth Amendment (the "Amendment") to its Loan Agreement with the Bank of America (the "Bank"). The Amendment reduced the Company's line of credit (the "Line"), revised the computation of Funded Debt Coverage, extended the maturity date of the term loan and expanded the collateral to include property, plant and equipment.

The Company's Line with Bank of America expires April 30, 2002. The Amendment reduced the Line from $2,000,000 to $1,350,000. The interest rate for the Line is the Bank's prime rate plus 1% per annum. The amount of credit available to the Company under the Line is limited to the lesser of $1,350,000 or 80% of eligible accounts receivable. At September 30, 2001, $1,066,000 was available to the Company under the Line and the Company had no outstanding borrowings under the Line on that date. The Company anticipates having to access funds from the Line during the fourth quarter of 2001.

The Company has one term loan with the Bank. The loan proceeds of $3,500,000 were used to finance the purchase of TMM in March 2000. The Amendment extended the maturity date of the loan from October 5, 2001 to March 31, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. The Amendment required the outstanding principal balance to be reduced from $1,200,000 to $1,000,000. Principal and interest payments are scheduled monthly commencing July 3, 2001, and continuing on the third (3rd) day of each calendar month thereafter until the stated maturity date of March 31, 2002 when remaining principal and unpaid interest thereon shall be paid. The monthly payment, based on a 60-month straight-line amortization, includes principal of $16,666.67, plus unpaid interest as of the date of payment. At September 30, 2001 the outstanding principal balance on the term loan was $950,000. The Company believes that it will not be able to pay off the term loan in its entirety when it matures March 31, 2002. Therefore, the Company plans to renegotiate the unpaid amount when it matures.

Both the Line and the term loan with the Bank are secured by the Company's property, plant, and equipment, as well as inventory and accounts receivable. The loan agreement contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are calculated at the end of each quarter. For the quarter ended September 30, 2001, the Company was in compliance with all of the covenants. The terms of the Agreement also prohibited the Company from paying dividends without the prior approval of the Bank.

As part of the purchase agreement with RBG, a portion of the purchase price for the assets was deferred and is payable in three installments, each in the amount of $300,000; payable on January 31, March 31, and May 31, 2002. The Company has not yet decided how it will finance the future installments. In that regard, the Company granted a right of first refusal to its largest stockholder, Megamin, to invest up to $900,000 on the same terms as the common stock and debentures that were issued in the private placement (Megamin did not invest in the private placement). However, the Company may elect to fund a portion of the amounts required for the installment payments out of its working capital or through a bank loan, and the Company has not been informed whether Megamin intends to exercise its right of first refusal. The Company expects to consider available financing methods in light of market conditions later this year, and may utilize a combination of internal funds, bank financing and/or an additional private placement in order to fund the remaining installments. For information regarding the private placement of common stock and convertible debentures, see note 4.

The Company entered into a loan and security agreement with the Company's Chairman of the Board through Paulson Ranch, Ltd. The loan, with an interest rate of 10.0%, is amortized over 60 months with monthly principal and interest payments of $12,750. As of September 30, 2001 the Company has reduced the principal balance approximately $235,000. The principal balance outstanding on September 30, 2001 was approximately $365,000.

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At September 30, 2001 TMM had utilized $2,462,000 of that facility, including $1,040,000 on the line of credit and $1,422,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 120 days against customers' purchase orders. During the first quarter 2001, TMM refinanced its two term loans with offshore banks. The loan agreements are with HSBC Bank Labuan and RHB Bank Labuan. At September 30, 2001 the outstanding principal balance of each term loan was approximately $507,000. Both loans have a variable interest rate. The effective interest rate at September 30, 2001 for the loan with RHB Bank was 5.0% per annum and 4.917% with HSBC Bank. The credit facilities are secured by TMM's inventory, accounts receivable and property, plant and equipment.

The Company's subsidiary, TP&T, located in the Netherlands is currently negotiating a credit facility with a Bank in the Netherlands.

In the past year, the Company has significantly increased its level of borrowings. Such debt was incurred to finance the acquisition of TMM and the assets used to form TP&T, as well as debt associated with the operations of TMM. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $2,457,000 that matures in 2002. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

6. Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(in thousands, except per share amounts)	Three Months Ended September 30, _____________________			Nine Months Ended September 30, _____________________
	2001 ________	2000 ________		2001 ________		2000 ________
Numerator:
Net Income	$128	$(293)		$(353)		$(341)
Numerator for basic earnings per share - income available to common stockholders	128 ________	(293) ________		(353) ________		(341) ________
Effect of dilutive securities:	-- ________	-- ________		-- ________		-- ________
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$128	$(293)		$(353)		$(341)

Denominator:
Denominator for basic earnings per share - weighted-average shares	5,580	5,279		5,481		5,166
Effect of dilutive securities: Employee stock options	23 ________	-- ________		-- ________		-- ________
Dilutive potential common shares	23 ________	-- ________	(1)	-- ________	(1)	-- ________	(1)
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	5,603 =======	5,279 =======		5,481 =======		5,166 =======

Basic earnings per common share:
Net Income	$0.02 =======	$(0.06) =======		$(0.06) =======		$(0.07) =======

Diluted earnings per common share:
Net Income	$0.02 =======	$(0.06) =======		$(0.06) =======		$(0.07) =======

___________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

Excluded from the calculation of diluted earnings per share were a total of 362,900 options at September 30, 2001 and 535,600 options at September 30, 2000. The options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States ________	Malaysia ________		Netherlands _________	Adjustments and Eliminations __________	Consolidated __________
Three months ended:
September 30, 2001
Sales Revenue:
Customer sales	$2,904	$557		$326	$--	$3,787
Intercompany sales	-- _______	663 _______		-- ______	(663) _______	-- _______
Total Sales Revenue	$2,904	$1,220		$326	$(663)	$3,787

Segment profit (loss)	$98 ======	$211 ======		$(196) ======	$15 ======	$128 ======

September 30, 2000
Sales Revenue:
Customer sales	$3,359	$491		$--	$--	$3,850
Intercompany sales	-- _______	145 _______		_______	(145) _______	-- ________
Total Sales Revenue	$3,359	$636		$--	$(145)	$3,850

Segment profit (loss)	$(143) ======	$(122) ======	$	-- ======	$(28) ======	$(293) ======

Nine months ended:
September 30, 2001
Sales Revenue:
Customer sales	$9,433	$1,461		$465	$--	$11,359
Intercompany sales	-- _______	1,349 _______		-- ______	(1,349) _______	-- _______
Total Sales Revenue	$9,433	$2,810		$465	$(1,349)	$11,359

Segment profit (loss)	$(206) ======	$111 ======		$(274) ======	$16 ======	$(353) ======

Segment assets	$18,805 ======	$13,563 ======		$4,018 ======	$(15,161) ======	$21,225 ======

September 30, 2000
Sales Revenue:
Customer sales	$10,317	$1,070		$--	$--	$11,387
Intercompany sales	-- _______	956 _______		________	(956) _______	-- _______
Total Sales Revenue	$10,317	$2,026		$--	$(956)	$11,387

Segment profit (loss)	$48 ======	$(131) ======	$	-- ======	$(258) ======	$(341) ======

Segment assets	$15,960 ======	$13,525 ======	$	-- ======	$(11,262) ======	$18,223 ======

_______________________________________________

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products or based on contractual arrangements that existed prior to the Company's acquisition of TMM.

8. Pro Forma Financial Information

The results of operations for the nine-month period ended September 30, 2000 includes the operations of TMM from the acquisition date of March 1, 2000 (see Note 2). Assuming the acquisition of TMM had occurred at January 1, 2000, unaudited pro forma consolidated results of operations for the nine months ended September 30, 2000 would have been as follows:
Pro Forma (Unaudited) Nine Months Ended September 30, 2000 In thousands, except per share data

Net revenue	$12,903
Net income (loss)	$467
Net income (loss) per share:
Basic	$0.09
Diluted	$0.09

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

11. Impact of Financial Accounting Standards No. 141 and No. 142

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt both statements on January 1, 2002 and is currently evaluating the impact of these statements. The Company has not yet quantified the impact of these pronouncements; however, existing goodwill amortization expense was approximately $15,000 in the third quarter and $20,000 for the first nine months of 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Any impairment resulting from the initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

Net sales decreased $63,000 to $3,787,000 in the third quarter of 2001 compared with $3,850,000 in the same quarter last year. For the nine months ended September 30, 2001, net sales decreased $28,000 to $11,359,000 compared with $11,387,000 for the same period last year.

Gross Profit:

Gross profit increased $348,000 to $1,080,000 for the third quarter of 2001 compared to $732,000 for the same quarter last year. The increase in gross profit was primarily the result of the Company realizing the benefit of inventory purchases from it supplier, TMM, which was acquired by the Company in 2000. Year to date, gross profit decreased $228,000 from $2,686,000 for the first nine months of 2000 to $2,458,000 for the same period of 2001. The year to date decrease in gross profit is primarily the result of higher cost for natural gas during the first six months of 2001 compared to the same period of 2000. In an effort to reduce the cost of natural gas at the Corpus Christi Operations, the Company entered into a nine-month supply agreement (effective July 1, 2001 through March 31, 2002) with its natural gas supplier. The Company is hopeful that the agreement will have a positive impact on the gross profit. In addition, the Corpus Christi Operations reduced its middle level of management during the second quarter of 2001.

Expenses:

Total selling, administrative and general expenses ("SG&A expense") decreased from $886,000 during the third quarter of 2000, to $844,000 for the third quarter of 2001, a decrease of $42,000 or 4.7%. For the year, SG&A expense decreased $204,000 or 7.5% from $2,726,000 in 2000 to $2,522,000 in 2001. Approximately $141,000 or 69.1% of the decrease is the result of the Corpus Christi Operations reduction in force.

Interest Income:

During the third quarter, excess funds were deposited in short-term interest bearing investments resulting in interest income of $1,000 for the third quarter of 2001 compared to $11,000 for the same quarter last year. For the year, interest income decreased from $49,000 in 2000 to $18,000 in 2001. The year to date decrease is the result of lower cash balances available for investment during the first nine months of 2001.

Interest Expense:

Interest expense decreased $27,000 in the third quarter of 2001 from $139,000 in the third quarter of 2000 to $112,000 for the third quarter of 2001. For the nine-month period ended September 30, 2001 interest expense was $312,000 compared to $336,000 for the same period in 2000. The decrease in interest expense is due to lower interest rates during the first nine months of 2001 as compared to the same period last year.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards and other tax benefits both in the US and in Malaysia, the Company recorded no income tax expense during the third quarter of 2001.

Liquidity and Capital Resources

During the third quarter 2001, working capital decreased from $2,169,000 at December 31, 2000 to $695,000 at September 30, 2001. For the nine-month period ended September 30, 2001 inventories decreased $1,401,000 or 25.2% from $5,570,000 at December 31, 2000 to $4,169,000 at September 30, 2001.

Cash increased from $128,000 at December 31, 2000 to $218,000 at September 30, 2001. During the nine-month period, operating activities provided cash totaling $1,217,000 due to a significant decrease in inventory. Net cash used in investing activities totaled $3,729,000 which consisted primarily of the acquisition of TP&T's assets from RBG and manufacturing equipment purchased from Thermal Insulation Manufacturers BV in Norway. Financing activities provided net cash of $2,602,000. The most significant financing activities during the nine-month period included the issuance of convertible subordinate debentures, the issuance of common stock, and loan proceeds from the Company's Chairman of the Board.

On June 30, 2001 the Company entered into the Fifth Amendment (the "Amendment") to its Loan Agreement with the Bank of America (the "Bank"). The Amendment reduced the Company's line of credit (the "Line"), revised the computation of Funded Debt Coverage, extended the maturity date of the term loan and expanded the collateral to include property, plant and equipment.

The Company's Line with Bank of America expires April 30, 2002. The Amendment reduced the Line from $2,000,000 to $1,350,000. The interest rate for the Line is the Bank's prime rate plus 1% per annum. The amount of credit available to the Company under the Line is limited to the lesser of $1,350,000 or 80% of eligible accounts receivable. At September 30, 2001, $1,066,000 was available to the Company under the Line and the Company had no outstanding borrowings under the Line on that date. The Company anticipates having to access funds from the Line during the fourth quarter of 2001.

The Company has one term loan with the Bank. The loan proceeds of $3,500,000 were used to finance the purchase of TMM in March 2000. The Amendment extended the maturity date of the loan from October 5, 2001 to March 31, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. The Amendment required the outstanding principal balance to be reduced from $1,200,000 to $1,000,000. Principal and interest payments are scheduled monthly commencing July 3, 2001, and continuing on the third (3rd) day of each calendar month thereafter until the stated maturity date of March 31, 2002 when remaining principal and unpaid interest thereon shall be paid. The monthly payment, based on a 60-month straight-line amortization, includes principal of $16,666.67, plus unpaid interest as of the date of payment. At September 30, 2001 the outstanding principal balance on the term loan was $950,000. The Company believes that it will not be able to pay off the term loan in its entirety when it matures March 31, 2002. Therefore, the Company plans to renegotiate the unpaid amount when it matures.

Both the Line and the term loan with the Bank are secured by the Company's property, plant, and equipment, as well as inventory and accounts receivable. The loan agreement contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are calculated at the end of each quarter. For the quarter ended September 30, 2001, the Company was in compliance with all of the covenants. The terms of the Agreement also prohibited the Company from paying dividends without the prior approval of the Bank.

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $6,447,000. At September 30, 2001 TMM had utilized $2,462 ,000 of that facility, including $1,040,000 on the line of credit and $1,422,000 outstanding under an export credit refinancing facility (ECR). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 120 days against customers' purchase orders. During the first quarter 2001, TMM refinanced its two term loans with offshore banks. The loan agreements are with HSBC Bank Labuan and RHB Bank Labuan. At September 30, 2001 the outstanding principal balance of each term loan was approximately $507,000. Both loans have a variable interest rate. The effective interest rate at September 30, 2001 for the loan with RHB Bank was 5.0% per annum and 4.917% with HSBC Bank. The credit facilities are secured by TMM's inventory, accounts receivable and property, plant and equipment.

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

The Company entered into a loan and security agreement with the Company's Chairman of the Board through Paulson Ranch, Ltd. The loan, with an interest rate of 10.0%, is amortized over 60 months with monthly principal and interest payments of $12,750. As of September 30, 2001 the Company has reduced the principal balance approximately $235,000. The principal balance outstanding on September 30, 2001 was approximately $365,000.

In the past year, the Company has significantly increased its level of borrowings. Such debt was incurred to finance the acquisition of TMM and the assets used to form TP&T, as well as debt associated with the operations of TMM. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $2,457,000 that matures in 2002. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

Other Matters

Impact of Financial Accounting Standards No. 141 and No. 142

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets are deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will adopt both statements on January 1, 2002 and is currently evaluating the impact of these statements. The Company has not yet quantified the impact of these pronouncements; however, existing goodwill amortization expense of approximately $15,000 in the third quarter and $20,000 for the first nine months of 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Any impairment resulting from the initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

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

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits	None

(b)	Reports on Form 8-K	The Company filed an 8-K with a current date of October 3, 2001 in accordance with 601 of Regulation S-K: 99.1 Press Release.

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 1, 2001	RICHARD L. BOWERS
Richard L. Bowers President and CEO
Date:	November 1, 2001	BARBARA RUSSELL
Barbara Russell Controller and Treasurer (Principal Accounting Officer)