Form 10KSB
period 2001-12-31
TOR MINERALS INTERNATIONAL INC
filed 2002-03-28
CIK 842295

3:

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-17321

TOR Minerals International, Inc.

(Name of small business issuer in its charter)
Delaware	74-2081929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

722 Burleson Street Corpus Christi, Texas	78402
(Address of principal executive offices)	(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $14,691,181

State the aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 1, 2002, computed by reference to the closing sale price of the registrant's Common Stock on The Nasdaq SmallCap Market tier of the Nasdaq Stock Market on such date: $1,968,602.

Number of shares of the registrant's Common Stock outstanding as of March 1, 2002

5,595,187

Documents incorporated by reference:

1.	Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held May 10, 2002, are incorporated by reference into Part III of this report.
2.	Certain portions of the registrant's S-1 registration statement (File No. 33-25354) exhibits are incorporated by reference into Part IV of this report.

Transitional Small Business Disclosure Format (check one):	Yes	No	X

PART I

Item 1. Description of Business

General

TOR Minerals International, Inc. ("TOR" or the "Company") is a specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics and solid surface applications.

The Company was organized by Benilite Corporation of America ("Benilite") in 1973. Benilite, which was incorporated in Delaware in 1969, developed the then patented "Benilite process" for producing synthetic rutile ("SR"), the principal ingredient used in the manufacture of HITOX®, from ilmenite ore. Benilite licensed and helped design several synthetic rutile plants located throughout the world which utilize this process (including the plant located in Ipoh, Malaysia, owned by the Company, as discussed below). Benilite concluded that synthetic rutile produced by the Benilite process could be further processed into a buff-colored titanium dioxide pigment having many of the characteristics of standard white titanium dioxide at a significant cost savings. These efforts by Benilite were the beginning of the Company's business. In 1980, the subsidiary of Benilite engaged in the development of HITOX was spun off by Benilite to its shareholders. In December 1988, the Company became a publicly owned company after completing a public offering of 1.38 million shares of its common stock.

At the Company's annual meeting of shareholders, held May 5, 2000, the shareholders voted to approve an amendment to the Company's Certificate of Incorporation to change the name of the Company from Hitox Corporation of America to TOR Minerals International, Inc. The Company's stock symbol changed from HXTA to TORM effective May 10, 2000.

Locations

Global Headquarters

TOR Minerals International, Inc. is headquartered in Corpus Christi, Texas, USA. This location houses senior management, customer service, logistics and corporate research and development laboratories. The Company's financial and accounting functions also operate from this location.

US Manufacturing Site

The US manufacturing plant is situated alongside its own docks in Corpus Christi. This facilitates the easy handling of bulk mineral shipments by barge. The site has its own railhead and easy access to major highways linking it to the rest of the US and to Mexico. HITOX, BARTEX® and HALTEX® are all produced at this location

Asia Headquarters & Manufacturing

Located in Ipoh, Perak, Malaysia close to the port of Lamut, TOR Minerals Malaysia ("TMM") is a processor of local ilmenite, upgrading it to synthetic rutile. This material is the basic building block for HITOX, but also is used as feed stock for white TiO2, or used as a component in welding rod flux. The site has its own processing lines to manufacture HITOX. The sales team and the sales support laboratory for Asia are located in the offices in Ipoh.

The Netherlands Operation

Situated within reach of the major shipping port of Rotterdam in Hattem, The Netherlands, TP&T (TOR Processing and Trade) BV specializes in the manufacturing of premium alumina products for use worldwide. Research and development laboratories, customer application and support facilities are located in Hattem. TOR Minerals Global Headquarters in Texas provides customer service and shipping logistics for TP&T's North American customers.

Acquisition of TOR Minerals Malaysia, Sdn. Bhd.

Effective March 1, 2000 the Company acquired all the outstanding shares of TOR Minerals Malaysia, Sdn. Bhd. from Megamin Ventures, Sdn. Bhd. ("Megamin") the Company's largest stockholder. Pursuant to the terms of the agreement, the Company paid $3,775,000 in cash and issued 500,000 shares of its common stock in exchange for 100% of the outstanding shares of TMM. The Company's shares closed at $2.00 on the effective date of the agreement. The Company also agreed to pay Megamin a total of $1,000,000 in four equal semi-annual payments beginning July 1, 2000. The discounted present value of those payments is approximately $950,000. Transaction costs totaled $160,000. The Company recorded the transaction as a purchase, with a cost of approximately $5,885,000, plus the assumption of TMM's bank debt of approximately $4,000,000.

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

TMM was previously a subsidiary of the Company and was sold to Megamin and other investors in 1994. The acquisition provides the opportunity to control the raw material supply for the Company's primary product, HITOX pigment, and represents both a low cost production site for HITOX pigment and marketing opportunities outside the US market.

Acquisition of Assets from the Royal Begemann Group

On May 16, 2001 the Company finalized an asset purchase agreement (the "Agreement") with the Royal Begemann Group ("RBG"), a Netherlands holding company, to acquire designated assets of Terminor Processing & Trade BV, Ceramic Design International Holding BV, and Thermal Insulation Manufacturers BV. Pursuant to the terms of the Agreement, the Company paid $2,300,000 and agreed to pay RBG an additional $900,000 in three (3) equal installments beginning January 31, 2002. The discounted present value of the payments is approximately $835,000, of which $574,170 is outstanding at December 31, 2001. The Company recorded the transaction as a purchase with a cost of approximately $3,300,000 of which $1,304,000 was goodwill which will be amortized using straight line over 20 years. In a separate agreement, the Company paid RBG $300,000 for a non-compete agreement which will be amortized over three years. The Company raised $3,010,000 for the acquisition through a private placement of common stock and convertible debentures. (See Note 4 of the Notes to Consolidated Financial Statements)

This acquisition of assets, consisting primarily of plant and equipment of Terminor Processing & Trade BV and Ceramic Design International Holding BV, located in Hattem, The Netherlands, enabled the Company to expand operations through its new subsidiary, TP&T (TOR Processing and Trade) BV. Using the acquired plant and equipment, TP&T manufactures ALUPREM®, a very high quality specialty alumina for use in chips, cast polymers, bulk molding compounds, as well as wire and cable applications. The Dutch plant also has the capability of manufacturing Boehmite which is used in the petroleum industry as a carrier for catalysts. Dr. Olaf Karasch, a mineralogist with 20 years experience in alumina processing, is TP&T's Managing Director and is based in Hattem.

In addition, certain equipment acquired from the closed Norwegian plant of Thermal Insulation Manufacturer BV is to be used in the Company's plants in Corpus Christi, Texas and Ipoh, Malaysia to apply certain process technology to its titanium pigment. The Company paid $500,000 for the equipment acquired from the Norwegian plant.

Our Products

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

HITOX

The Company's principal product, HITOX (high-grade titanium dioxide) accounted for 66% of net sales in 2001 and 64% in 2000. Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products. Normally titanium dioxide, or TiO2, gives opacity and whiteness to end-products. Most TiO2 is white; however, HITOX is a unique color pigment that is beige. HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other costly color pigments and some of the white TiO2. HITOX pigments are used by major international paint and plastics manufacturers. Uses include interior and exterior architectural paints, yellow traffic marking paints, industrial primers and coatings, roofing granules, PVC pipe and conduit, plastic sheeting and siding as well as plastic film.

ALUPREM TA / TG / TB

The Company's alumina trihydrate ("ATH") business was expanded in 2001 with the introduction of ALUPREM which is manufactured at the Company's subsidiary, TP&T in the Netherlands. ALUPREM stands for premium alumina, produced using modern process technology and offering the highest level of purity and consistency in the industry. ALUPREM TA Bayer grade and TG ultra-white/translucent grade ATH products are for color critical applications such as Solid Surface/Onyx and performance driven uses such as specialty wire and cable insulation and pigments. ALUPREM TB is a white monohydrate alumina product designed to meet the performance requirements of demanding applications including catalysts, high-tech polishing, pigments and specialty papers.

HALTEX

Alumina Trihydrate is widely used in plastic and rubber as a non-toxic, non-corrosive smoke suppressant and flame retardant. At elevated temperatures, water vapor is produced via an endothermic reaction which acts to cool the surface and form a char barrier. HALTEX features engineered narrow particle sizing and high purity for optimum physical properties. Quality is suitable for a broad range of technical applications including electrical wire and cable insulation, thermoset SMC/BMC molding compounds, thermoplastic profiles, PVC and rubber products, specialty coatings as well as adhesives and sealants.

BARTEX

Ultra fine, high brightness, and narrow particle size distribution are characteristics of BARTEX. Barium Sulfate's high density is one of the primary reasons it is used as a pigment. As an inert extender pigment, BARTEX gives weight and body to products ranging from powder coatings used in appliance and office furniture finishes to rubber products such as carpet and curtain backings and plastics including billiard balls and poker chips. BARTEX allows more expensive prime white pigments, such as white TiO2, to be supplemented or replaced to some degree. BARTEX is manufactured in several different grades which are differentiated by average particle size and whiteness.

OSO®

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

Aluminum trihydrate is manufactured throughout the world including Europe, Russia and North America. The ATH material used for chemicals, fillers and flame retardants is a by-product of the Bayer alumina process. This grade of ATH accounts for approximately 5% of the total ATH produced worldwide.

HITOX, a light buff-colored titanium dioxide pigment, is made from synthetic rutile. The Company currently purchases all of its synthetic rutile from its subsidiary TMM.

ALUPREM is produced from aluminum trihydrate that the Company purchases from various suppliers in Europe. The Company does not anticipate having difficulty in acquiring adequate supplies of this material.

HALTEX is produced from Bayer grade aluminum hydroxide that the Company purchases from two of the three US suppliers.

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

HITOX Manufacturing Process

HITOX is manufactured from synthetic rutile in a milling process. In this process, particles of synthetic rutile mechanically abrade each other to form the end product, which after other processing, including testing and quality control procedures, is collected for bagging and shipping. Of its eight milling lines, the Company currently uses four to manufacture HITOX pigment at its Corpus Christi plant and two at its plant in Malaysia.

The manufacturing process for producing HITOX is not simple and the details of the process and the operating parameters of the systems are not widely known. The HITOX manufacturing process is not patented.

Other Products

ALUPREM is manufactured at the Company's plant in The Netherlands. The Operation's Managing Director, Dr. Olaf Karasch, developed the manufacturing process for ALUPREM. The details of the process and the operating parameters of the systems are not widely known. The ALUPREM manufacturing process is not patented.

HALTEX is manufactured using some of the production technologies of the Company's other products. In 2001, one of the milling lines at the Corpus Christi plant was dedicated to the production of a small particle size HALTEX pigment.

BARTEX products are manufactured using different methods. The Company's best selling BARTEX product is produced at the Corpus Christi plant using a milling process. One of the Company's eight milling lines is dedicated to the production of BARTEX.

OSO iron oxides are purchased by the Company from third parties for resale.

Research and Development

A 5,000 square foot technical center was constructed at the Company's plant location in Corpus Christi, Texas in 1992, that houses process control, quality assurance, technical service, and research and development functions. The technical services group was expanded in 1998 and focused on customer service and development. The Company did not incur significant research and development expense in 2001.

Management

Mr. Richard L. Bowers was appointed President and Chief Executive Officer by the Board on May 23, 2001. Mr. Bowers had served as President and Chief Operating Officer since February 26, 2001. He had served as Executive Vice President/Director of Sales and Marketing since June 1, 1999. Previously, he had served from 1981 to 1994 as President and Chief Executive Officer of Hitox Corporation.

Mr. Christopher J. McGougan was appointed Executive Vice President on May 23, 2001. Mr. McGougan, a director of the Company since 1998, had served as Vice President of International Sales since March 16, 2000.

Mr. Kelso C. Brooks, Jr., the Company's Director of Technology since 1994, was appointed to the newly created position of Acting General Manager in late 1997, and was appointed Senior Vice President on March 3, 1998.

Mr. Hee Chew Lee, the Managing Director of TMM, is a Chemical Engineer. He joined the Company in 1994 as General Manager.

Dr. Olaf Karash is the Managing Director of TP&T. Dr. Karash, a mineralogist with 20 years experience in alumina processing, also serves as TOR's team leader in guiding the Company's overall initiative toward product innovation.

Marketing and Customers

Sales and Marketing Department Organization

The Company's sales efforts are managed out of Corpus Christi by the Executive Vice President. The Company has sales offices and technical centers at each of its three locations. The Executive Vice President has a number of area and product managers that work for the Company and help him both deal directly with customers and manage agent and distributor relations.

Technical Services Group Participation

The technical services group in Corpus Christi deals with customer problems and offers technical advice to users of the Company's products. A second group has been formed in Malaysia to perform the same services to Asian and other customers. The technical group in the Netherlands provides technical services in Europe.

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

Customers

End use customers of the Company's products include, among others, such companies as PPG, Uponor, Dunn Edwards, J-M Manufacturing Co., The Sherwin-Williams Company, Morton International, and Formosa Plastics. The top 10 direct customers accounted for 34% of total net sales in 2001 and 30% of total sales in 2000. The foreign customers accounted for 11% of total net sales in 2001 and 10% in 2000. The Company has historically maintained a relatively stable customer base.

Geographic Distribution

The Company sells its products in the United States, Asia and Europe and markets them to customers located in more than 60 foreign countries. The Company's foreign sales, with the exception of the operations in Malaysia and the Netherlands, are made in US dollars to avoid foreign currency risks.

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

Risks Related to our Business

Going Concern

The Company will require substantial additional capital in the short term to remain a going concern. In view of this fact, our auditors have stated in their report for the period ended December 31, 2001, that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time. In order to finance our working capital requirements, we are currently negotiating with Bank of America, as well as other financial institutions, but there can be no assurance that we will obtain this financing or that it will be obtained on terms favorable to us. If we do not obtain short-term financing, we may not be able to continue as a viable concern. (See Note 5 of the Notes to Consolidated Financial Statements)

Customers

TOR derives a significant portion of our revenue each quarter from a limited number of customers. For the twelve months ended December 31, 2001 no single customer accounted for 10% or more of total revenue, but our top 10 customers accounted for 35.6% of our total revenues. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, our revenue would be adversely affected.

New Products

The Company's alumina trihydrate ("ATH") business was expanded in 2001 with the introduction of ALUPREM which is manufactured at the Company's subsidiary, TP&T in the Netherlands. We cannot guarantee that any new products or enhancements to our existing products will attract widespread demand or market acceptance. If we are unsuccessful in our development efforts, we will be unable to increase our revenues, or improve our business as anticipated.

International Business Risks

Doing business in foreign countries carries with it certain risks that are not found in doing business in the US. We currently derive a portion of our revenues from operations in Malaysia and the Netherlands. The risks of doing business in foreign countries which could result in losses against which we are not insured include but are not limited to, the following:

  Potential adverse changes in the diplomatic relations of foreign countries with the US

  Hostility from local populations

  Adverse effect of currency exchange controls

  Restrictions on the withdrawal of foreign investment and earnings

  Government policies against businesses owned by foreigners

  Foreign exchange restrictions

  Changes in taxation structure

Exchange Rate Risk

Because the Company owns assets oversees and derives revenues from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the US dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. We currently do not maintain any derivative instruments to reduce the exposure to translation and/or transaction risk, but may adopt hedging strategies in the future.

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

TP&T operates an alumina processing plant in Hattem, The Netherlands and is governed by rules promulgated by both The Netherlands and the European Community. The Company believes that the Hattem plant is in compliance with all environmental and safety regulations.

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

Backlog

The Company normally manufactures its pigment products in anticipation of, and not in response to, customer orders and generally fills orders within a short time after receipt. Consequently, the Company seeks to maintain adequate inventories of its pigment products in order to permit it to fill orders promptly after receipt. As of March 1, 2002, the Company does not have a significant backlog of customer orders.

Seasonality

The Company's business is closely correlated with the construction industry and its demand for materials that use pigments, such as paints and plastic pipe. This has led to higher sales in the Company's second and third quarters due to the increases in construction and maintenance during warmer weather. Also, pigment consumption is closely correlated with general economic conditions. When the economy is in an expansionary state, there is typically an increase in pigment consumption while a slow down typically results in decreased pigment consumption. When the construction industry or the economy is in a period of decline, TOR's sales and profit are likely to be adversely affected. As a result the decline in the construction industry and the economy during 2001, sales to TOR's largest customer were down approximately $618,000 or 31.4%.

Patents and Trademarks

The Company currently holds no patents on the processes for manufacturing any of its products. Six of the Company's products, HITOX, ALUPREM, HALTEX, BARTEX, OSO, and TITOX are marketed under names which have been registered with the United States Patent and Trademark Office. Efforts have also been made to register trademarks in certain foreign countries.

Employees

As of December 31, 2001, the Company had a total of 50 full-time employees in the US, 150 employed at TMM in Malaysia and nine at TP&T in the Netherlands. Certain personnel employed by the Malaysian subsidiary are covered by a collective bargaining agreement with an in-house union.

Item 2. Description of Property

US Operations

The Company operates a plant in Corpus Christi, Texas that manufactures HITOX, BARTEX, and HALTEX. The facility is located in the Rincon Industrial Park on approximately 14.86 acres of land, with 12.86 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres owned by the Company. The first lease covers 10 acres of the plant site and the second covers 2.86 acres. The lease payments are subject to adjustment every 5 years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. The Company and the Port executed an amended lease agreement on July 11, 2000, which extended the expiration dates of both leases to June 30, 2027.

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

Malaysian Operations

TOR Minerals Malaysia operates the synthetic rutile manufacturing plant in Ipoh, Malaysia and is close to the source of its major raw material - ilmenite. The plant site has 38 acres of land that TMM has a commitment to use through 2074.

The Company owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

Netherlands Operations

TOR Processing and Trade is located in Hattem, The Netherlands. It is located near the major shipping ports of Rotterdam. The factory site is approximately one acre and consists of a steel frame metal building which is 10,000 square feet. Included within the factory are an office and laboratory.

Management believes that all of the facilities and equipment of the Company are adequately insured.

Item 3. Legal Proceedings

The Company is involved in routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2001.

Executive Officers

The names of the members of the Company's executive officers at February 28, 2002, each of whom is elected annually, are set forth below:

Name	Age	Position	TOR Since
Richard L. Bowers	59	President and Chief Executive Officer	1999
Christopher J. McGougan	56	Executive Vice President	2000
Kelso C. Brooks, Jr.	54	Senior Vice President	1991
Elizabeth Morgan	61	Secretary	1988
Barbara Russell	49	Controller and Treasurer (Principal Accounting Officer)	1997

Richard L. Bowers, President, Chief Executive Officer and Director - Richard Bowers was appointed President and Chief Executive Officer on May 23, 2001. He joined Benilite in 1969 and was stationed in Singapore and Malaysia. In 1971 Mr. Bowers joined the staff of the Hitox Division of Benilite in Corpus Christi and was employed until the spin-off of the Company in 1980. From 1981 until 1994 he held positions of President, Chief Executive Officer and Chairman of the Board of the Company. From 1994 to June 1999, Mr. Bowers was a Director and owner of Environmental Analytics, Inc., an environmental services business based in Houston, Texas. Mr. Bowers has a Bachelor of Arts degree from Furman University.

Christopher J. McGougan, Executive Vice President - Christopher J. McGougan joined the Board of TOR Minerals in 1998 and was appointed Executive Vice President on May 23, 2001. Mr. McGougan has extensive experience in the manufacture and sales of technically oriented products. He began his career as a technical sales representative for a specialty metals company in the United Kingdom in 1965 and has managed specialty metal and chemical companies in both Asia and the United States. Most recently he was the Chairman of a European automotive component company.

Kelso C. Brooks, Jr., Senior Vice President - Kelso C. Brooks, Jr., was appointed Senior Vice President on March 3, 1998. Mr. Brooks joined TOR in 1991 and has served as Director of Technology since 1994. Prior to joining TOR, Mr. Brooks has served as Operations Manager, Process Control Manager, Plant Manager, and in other managerial positions with Cities Service Company and Columbian Chemicals Company. He received his Bachelor of Chemical Engineering from the University of Arkansas.

Elizabeth Morgan, Secretary - Elizabeth Morgan has served as Secretary since November 1988, Director Administration since 1999 and as Assistant to the President since September 1988. Prior to joining the Company, she served as Administrative Assistant to the President of Carl Oil & Gas Co., an independent oil and gas exploration company based in Corpus Christi, Texas.

Barbara Russell, Controller and Treasurer - Barbara Russell has served as Treasurer since May 2001, as Controller since May 2000 and as Principal Accounting Officer since February 2001. She joined the Company in 1997 as Accounting Manager. Prior to her association with TOR, Ms. Russell served as Controller and Executive Director of the South Texas Lighthouse for the Blind from 1972 to 1996. She received her Bachelor of Business Administration degree in Accounting from Texas A&M University - Corpus Christi.

No executive officer of the Company has any family relationship with any other director or executive officer of the Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company became a publicly owned company in December 1988. Prior to that time, the Company's stock was not listed or traded on any stock exchange. From February 7, 1989 to February 10, 1995 the Company's common stock was listed and traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ). A reduction in net tangible assets, along with annual net losses, required the Company's securities to be moved from the NASDAQ National Market System to the NASDAQ SmallCap Market System effective February 10, 1995 (symbol: TORM).

The table below sets forth the high and low closing sales price of the Company's common stock for the periods indicated, according to published sources.

Quarter Ended		March 31	June 30	Sept. 30	Dec. 31

2001	High	$1.500	$2.150	$2.100	$1.550
	Low	0.938	0.750	1.150	0.500

2000	High	$2.938	$2.875	$2.313	$2.250
	Low	1.688	1.875	1.875	0.875

No cash dividends have ever been paid on the Company's Common Stock. The Company is prohibited from paying cash dividends under its loan agreement with Bank of America (formerly NationsBank, N.A.). (See Note 5 of the Notes to Consolidated Financial Statements.)

The approximate number of holders of record of the Company's Common Stock as of December 31, 2001 was 100. In addition, there are approximately 550 beneficial shareholders.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

General

TOR's discussion and analysis of its financial condition and results of operations are based upon TOR's consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires TOR to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, TOR evaluates its estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation. TOR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Depreciation

TOR's policy is to depreciate the synthetic rutile production equipment (with a net book value of $8,877,709 at December 31, 2001) over its remaining useful life using the units of production method and to evaluate the remaining life and recoverability of such equipment in light of current economic conditions and estimates of future cash flows. The Company has adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. As a result of the existence of certain impairment indicators, the Company has estimated future cash flows from the use of these assets based on its belief that circumstances in the industry will improve, and has concluded that an impairment write-down is not necessary. However, if the Company's assessment that it will recover the carrying amount of these assets changes, future depreciation expense could be impacted.

Bad Debt

TOR maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of TOR's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

TOR writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Goodwill

The Company has amortized good will over 20 years using the straight-line method. Accumulated amortization at December 31, 2001 totaled approximately $38,000. We evaluate the carrying value of the goodwill periodically in relation to such factors as the occurrence of a significant event, the operating performance of the subsidiary, and the estimated future undiscounted cash flows of the underlying business. If the sum of the estimated future undiscounted cash flows is less than the carrying value of the goodwill, a loss would be recognized for the difference. Based upon its most recent analysis, the Company believes that no impairment exists at December 31, 2001.

Results of Operations

Net Sales: Consolidated net sales for 2001 were $14,691,181, a decrease of $687,157 or 4.5% compared with 2000 net sales of $15,378,338. Net sales at the Corpus Christi location decreased $843,226 or 6.5%. Total pounds sold decreased 4,330,845 or 11.0% during the twelve-month period ending December 31, 2001 as compared to the same period last year. TMM's net sales to customers decreased from $2,357,373 for 2000 compared to $1,852,431 in 2001, a net decrease of $504,943 or 21.4%. Sales by TP&T are included for the last seven months of 2001 and total $661,011.

The Company's financial performance continues to be dependent on sales of the single product line, HITOX pigment. HITOX accounted for $9,742,052 or 66.3% of the 2001 total sales as compared with $9,889,985 or 64.3% of total sales in 2000. BARTEX pigment sales, which represent 16.9% of total sales, decreased 10.5% in 2001. HALTEX pigment sales, which represent 8.0% of the total 2001 sales, decreased $331,980 or 22.1% in 2001 as compared to 2000. ALUPREM, which was introduced to the market in June 2001, represented $661,011 or 4.5% of the total 2001 net sales. Sales of synthetic rutile to third parties accounted for $683,279 or 4.4% of total sales for 2000 and $49,220 in 2001.

The Company's net sales to customers in the US decreased by 5.5%, to $10,587,114 in 2001 from $11,206,792 in 2000. Net sales for use in foreign countries decreased by $67,480 or 1.6% to $4,104,066 in 2001 from $4,171,546 in 2000. Sales in Asia, Mexico and Africa decreased in 2001 compared with 2000.

Cost of Sales: Total cost of sales in 2001 decreased $546,409 or 4.6% on lower sales volume. Cost of sales represented 77.6% of sales this year as compared to 77.7% in 2000. The consolidated gross profit decreased $140,748 or 4.1% from $3,425,099 or 22.3% in 2000 to $3,284,351 or 22.4% in 2001.

Significant factors affecting the gross profit are as follows: (1) Natural gas, the primary source of energy at the Corpus Christi plant, increased $288,455 or 24.3% in 2001 compared to 2000. (2) Electricity at the Corpus Christi operations increased $20,010 or 7.3%. (3) Shutdown costs at the plant in Malaysia during the months when there was no synthetic rutile (SR) production increased $227,242 or 42.3% in 2001 compared to 2000. The plant experienced additional shutdown time due to a significant reduction in third party SR sales in 2001. (4) Inventory adjustments at the plant in Corpus Christi resulted in a decrease in the consolidated cost of sales totaling $416,318 or 3.6%.

General, Administrative and Selling Expenses: Total general, administrative and selling expenses ("SG&A") for 2001 were $3,487,495, a decrease of $169,349 or 4.6%, compared with 2000. SG&A expenses at operations in both Corpus Christi and Malaysia decreased; however, this reduction was offset by the SG&A expenses for TP&T for the last seven months of 2001.

SG&A for the Corpus Christi operation, which includes the expenses for the Company's corporate headquarters, decreased $479,695 or 16% compared to 2000. Factors contributing to this reduction include lower sales commissions, a reduction in middle management staff, lower educational and training expense, as well as the elimination of amortization associated with the BARTEX trade name which was fully amortized in 2000. SG&A for the Malaysian operation decreased $176,818 primarily as a result of lower selling expenses.

Bad debt expense has been insignificant during both periods.

Interest Income: Interest income was $18,920 in 2001 compared with $53,225 in 2000, a decrease of 64.45% which resulted from lower daily cash balances in 2001 available for investment.

Interest Expense: Interest expense in 2001 decreased $78,469 or 17.7% from $442,806 in 2000 to $364,337 in 2001. Interest expense at the Corpus Christi operation decreased $80,002 or 29.3% compared to 2000 and TMM's interest expense increased $1,533. The decrease was the result of a reduction in the outstanding bank debt and borrowing in the US related to the acquisition of TMM. Of the initial $4,500,000 financed for the acquisition of TMM in March 2000, a balance of $900,000 remained outstanding at December 31, 2001.

Income Taxes: The Company has net operating loss and other carryforwards available to offset the Company's regular taxable income, both in the US and in Malaysia.

Cash and Cash Equivalents: The balance in cash and cash equivalents increased $76,307 from the end of 2000 to the end of 2001. Cash provided by operations accounted for $1,180,959 and cash provided by financing activities totaled $2,761,721. The Company used $3,866,373 in the purchase of assets.

Accounts Receivable: Accounts receivable decreased $78,463 from the end of 2000 to the end of 2001. The decrease is due in part lower sales during the fourth quarter of 2001 as compared to 2000.

Inventories: Inventories decreased $582,373 from the end of 2000 to the end of 2001. The Corpus Christi plant converted SR inventory into finished goods resulting in a net decrease in inventory of $930,012 at the US location. TMM's inventory increased $219,600 and TP&T's ending inventory was $128,039.

Accounts Payable and Accrued Expenses: Trade accounts payable increased $162,002 from the end of 2000 to the end of 2001. Of this increase, $80,925 was due to the addition of TP&T. Accounts payable at the Corpus Christi operation decreased $54,848 and increased $135,925 at TMM in Malaysia. The increase in TMM's trade accounts payable was due to an increase in their year-end inventory purchases. Accrued expenses and other accounts payable increased $37,765 from the end of 2000 to the end of 2001.

Notes Payable to Banks: The balance outstanding on the Company's bank line of credit increased from $608,329 at the end of 2000 to $656,355 at the end of 2001, of which $325,000 was with a domestic bank and $331,355 was drawn on TMM's line of credit. The export credit refinancing facility ("ECR") increased from $1,470,081 at the end of 2000 to $2,663,377. The ECR is a government supported financing arrangement specifically for exporters. TMM uses the ECR short-term financing of 150 days against customers' purchase orders.

Current Maturities of Long-term Debt: At December 31, 2000 the current maturities on the Company's long-term debt was $2,245,473, and at December 31, 2001 it was $1,894,148. (See Note 5 of the Notes to Consolidated Financial Statements)

Liquidity and Capital Resources

Working capital decreased $1,704,331 or 78.6% to $464,712 at December 31, 2001 compared with $2,169,043 at December 31, 2000. In 2001 cash increased $76,307, with operating activities providing $1,180,959 and financing activities providing $2,761,721. The Company used $3,866,373 in investing activities of which $2,798,848 was related to the purchase of specific assets for TP&T in May of 2001.

In the past two years, the Company has significantly increased its level of borrowings. Such debt was incurred to finance the acquisition of TMM and the assets used to form TP&T, as well as debt associated with the operations of TP&T. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $1,894,148 that matures in 2002. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position. (See Note 5 of the Notes to Consolidated Financial Statements.)

Domestic Operations

The Company has a loan agreement and line of credit (the "Line") with the Bank of America (the "Bank"). The loan agreement contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are required to be calculated at the end of each quarter. For the quarter ended March 31, 2001 the Company was not in compliance with the funded debt coverage ratio and therefore was in technical default. As a result, the Bank issued a waiver and on June 30, 2001 the Company entered into the Fifth Amendment (the "Amendment") to its loan agreement with the Bank. The Amendment reduced the Company's Line, revised the computation of funded debt coverage, extended the maturity date of the term loan from October 5, 2001 to March 31, 2002 and expanded the collateral to include property, plant and equipment.

On February 18, 2002 the Company entered into the Sixth Amendment to its loan agreement with the Bank. This amendment extends the maturity date of the term loan from March 31, 2002 to June 1, 2002 and extends the Line from April 30, 2002 to June 1, 2002.

The Company's Line with Bank of America expires June 1, 2002. The Fifth Amendment reduced the Line from $2,000,000 to $1,350,000. The interest rate for the Line is the Bank's prime rate plus 1% per annum. The weighted average interest rate paid on the Line during 2001 was 6.61%. The amount of credit available to the Company under the Line is limited to the lesser of $1,350,000 or 80% of eligible accounts receivable. At December 31, 2001, the Company had $325,000 outstanding borrowings under the Line and $450,233 was available to the Company on that date. The Company anticipates accessing the maximum available funds from the Line during the first and second quarters of 2002.

The Company has one term loan with the Bank. The loan proceeds of $3,500,000 were used to finance the purchase of TMM in March 2000. The Fifth Amendment extended the maturity date of the loan from October 5, 2001 to March 31, 2002 and the Sixth Amendment extended the maturity date to June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Principal and interest payments are scheduled monthly commencing July 3, 2001, and continuing on the third (3rd) day of each calendar month thereafter until the stated maturity date of June 1, 2002 when remaining principal is scheduled to be paid. The monthly payment, based on a 60-month straight-line amortization, includes principal of $16,666 plus unpaid interest as of the date of payment. At December 31, 2001 the outstanding principal balance on the term loan was $900,000. The Company believes that it will not be able to pay off the term loan in its entirety when it matures June 1, 2002. Therefore, the Company will attempt to renegotiate the unpaid amount when it matures; however, there can be no assurances that this loan will be renewed.

Both the Line and the term loan with the Bank are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable. The loan agreement ("Loan Agreement"), which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are calculated at the end of each quarter. For the quarter ended December 31, 2001 the Company was in compliance with all of the covenants.

The Bank has not issued the Company a "firm commitment" to renew or extend its Loan Agreement after June 1, 2002. However, the Company has received a "conditional commitment" from the Bank regarding the Company's extended relationship with Bank of America. This commitment is subject to the Company's compliance with the following covenants: fixed charge coverage ratio of not less than or equal to 1.25 to 1; current ratio of not less than or equal to 1.5 to 1 and total liabilities to tangible net worth of not greater than or equal to 2.5 to 1. The covenant compliance test will be based on the first quarter 2002 financial statements of the Corpus Christi Operations.

In addition, the Bank will require that all indebtedness due to Bernard Paulson (see below) will remain outstanding and subordinate to the Bank, subject to the following conditions:

  Payment of interest will be allowed within the framework of the Loan Agreement covenants (i.e., interest payments may be made as long as a covenant default is not created thereby).

  Payment of principal can be made annually, up to 25% of net profit, within the framework of the Loan Agreement covenants.

  Bank of America, at its sole discretion, may consider a request to remove the subordinated indebtedness after one year of maintaining covenant compliance under the contemplated restated Loan Agreement, barring any material adverse changes to the Company, its products, industry or markets.

While the Company believes that it will achieve the financial results required by the Bank during the first quarter 2002, there can be no assurance that we will be in compliance or even be able to secure a new credit facility. In the event the Company does not achieve the required financial results required by the Bank or does not otherwise obtain loans from other financial institutions, we intend to pursue alternative financing, typically referred to as asset based lending, although at a higher cost than a bank might require. The Company will also approach certain of its major shareholders regarding a loan and is considering a private placement offering. Furthermore, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend its indebtedness of $1,894,148 that matures in 2002. If the Company is unable to renew or extend such debt, the Company's financial position will be adversely affected. In addition, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. In view of this fact, our auditors have stated in their report for the period ended December 31, 2001 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time.

Related Party Transactions

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson a 20.4% shareholder, through Paulson Ranch, Ltd. under which Paulson Ranch made a loan to the Company in the amount of $600,000. The loan, with an interest rate of 10.0%, is amortized over 60 months with monthly principal and interest payments of $12,750. As of December 31, 2001 the Company has reduced the principal balance approximately $264,292. The principal balance outstanding on December 31, 2001 was approximately $335,708. As noted above, the proposed agreement with the bank will limit the payment of principal and interest on the loan with Paulson Ranch.

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

The common stock was priced in the private placement at $1.00 per share (slightly above the previous closing price), and the conversion price for the shares of common stock issuable upon conversion of the debentures is $1.80. The debentures bear no interest for 2 years, and are secured by security interests in substantially all of the Company's assets, and will be automatically converted into 5 year secured term notes bearing interest at the rate of 10% per annum, unless the holders of the debentures exercise the option to convert them into common stock at the $1.80 per share conversion rate. On December 14, 2001, Richard Bowers, the Company's President and Chief Executive Officer, exercised his option to convert 15,000 debentures for common stock at the $1.80 per share conversion rate.

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

As part of the purchase agreement with RBG, a portion of the purchase price for the assets was deferred and is payable in three installments, each in the amount of $300,000; payable on January 31, March 31, and May 31, 2002. The Company prepaid the January 31, 2002 installment on October 31, 2001 at a 2% discount. The balance owed to RBG at December 31, 2001, which is included in the schedule of current matures of $1,894,148, is recorded on the Company's consolidated balance sheet at the net present value of $574,170. The Company plans to make the final two payments to RBG out of its working capital or with its line of credit. (See Note 5 of the Notes to Consolidated Financial Statements.)

Foreign Operations

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $5,921,052. At December 31, 2001 TMM had utilized $2,994,732 of that facility, including $331,355 on the line of credit with a weighted average interest rate of 8.41% and $2,663,377 outstanding under the ECR with a weighted average interest rate of 3.5%.

During the first quarter 2001, TMM refinanced its two term loans with offshore banks. The loan agreements are with HSBC Bank Labuan and RHB Bank Labuan. At December 31, 2001 the outstanding principal balance on each of the two term loans was $454,976 for a total outstanding borrowings of $909,952. Both loans have a variable interest rate. The effective interest rate at December 31, 2001 for the loan with RHB Bank was 4.55% per annum and 4.418% with HSBC Bank. The credit facilities are secured by TMM's inventory, accounts receivable and property, plant and equipment.

The Company's subsidiary, TP&T, located in the Netherlands is currently negotiating a credit facility with a Bank in the Netherlands.

TMM is presently dependent upon the Company for purchasing its synthetic rutile production. TMM's synthetic rutile production capacity is expected to meet and exceed the short-term needs of TMM or the Company for synthetic rutile to process into HITOX. As a result, the Company is endeavoring to find third-party buyers for the excess synthetic rutile production, so as to enable TMM to operate the plant efficiently and achieve lower unit production costs through economies of scale. Should attempts to find third-party buyers of synthetic rutile not succeed, the Company may adjust production levels of synthetic rutile at the Malaysian plant to avoid a build-up of inventories and the associated carrying cost. If production levels of synthetic rutile at TMM are reduced, production costs there will increase and could negatively affect margins. The Company was not successful at finding third-party buyers for the excess synthetic rutile production in 2001. As a result, the plant was idle for several months and recorded shutdown costs of approximately $748,000 in cost of goods sold.

TMM measures and records its transactions in terms of the local Malaysian currency, the ringgit which is also the functional currency. Normally, if the value of the ringgit compared with the US dollar varied, the Company would report the effects of translating the ringgit to the US dollar in an equity account in the consolidated balance sheet. However, Malaysia imposed capital controls and fixed its ringgit currency at 3.8 ringgits per 1 US dollar in September of 1998 to stem the outflow of short-term capital in the wake of the Asian financial crisis. The Malaysian government has not changed the fixed exchange rate since that time. Therefore, no translation account is necessary in the consolidated balance sheet. There can be no assurance that the Malaysian government will maintain the current fixed rate of exchange.

TP&T measures and records its transactions in terms of the Euro and uses the US dollar as its functional currency. As a result of the changes in the exchange rate, gains and losses due to fluctuations in the value of the Euro are recorded on the Company's consolidated statement of operations.

Other matters

Inflation

General inflation has not had a significant impact on the Company's business, and it is not expected to have a major impact in the foreseeable future.

Change in Management

Mr. Richard L. Bowers was appointed President and Chief Executive Officer by the Board on May 11, 2001. Mr. Bowers had served as President and Chief Operating Officer since February 26, 2001. Mr. Bowers had been serving as Executive Vice President/Director of Sales and Marketing since June 1, 1999. Previously, he had served from 1981 to 1994 as President and Chief Executive Officer of Hitox Corporation.

Mr. Christopher J. McGougan was appointed Executive Vice President on May 11, 2001. Mr. McGougan, a director of the Company since 1998, had served as Vice President of International Sales since March 16, 2000.

Natural Gas Contract

To protect against the increase in the cost of natural gas used in the manufacturing process, the Company has instituted a natural gas hedging program. The Company hedges portions of its forecasted natural gas purchases with forward contracts. When the price of natural gas increases, its cost is offset by the gains in the value of the forward contracts designated as hedges. Conversely, when the price of natural gas declines, the decrease in the cash flows on natural gas purchases is offset by losses in the value of the forward contract.

At December 31, 2001, the Company had a swap agreement with Coral Energy Holdings, LP to exchange monthly payments on notional quantities amounting to 57,000 MM Btu's over the ensuing three months. This contract is a derivative which has not been designated as a hedge. Under the swap agreement, the Company pays fixed prices averaging $4.6265 per MM Btu and receives a variable price that was $2.88 per MM Btu at December 31, 2001. At December 31, 2001, the Company marked the gas contract to market, recording a loss of $112,632. The Company recorded the loss as a component of "Cost of Goods Sold" on the income statement. The $112,632, which represents the estimated fair value and carrying value, was also recorded as a liability on the balance sheet.

On December 11, 2001, the Company entered into another natural gas contract to achieve the objectives of the hedging program. The Company has designated the contract as a cash flow hedge, with the expectation that it will be highly effective in helping the Company meet its cash flow objectives. The Contract will be settled based on natural gas market prices for April 2002 through July 2002 and an aggregated notional quantity of 62,000 MM Btu's.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information which will be contained under the caption "Election of Directors" in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders is incorporated by reference in response to this Item 9. See Item 4, Part I of this Form 10-KSB for the caption "Executive Officers" for information concerning executive officers.

Item 10. Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

The discussion under the caption "Certain Transactions", which will be contained in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 13. Exhibits and Reports on Form 8-K
(a)	The following documents are being filed as part of this annual report on Form 10-KSB:
1.	Financial Statements - The financial statements filed as part of this report are listed in the
"Index to Financial Statements" on page F-1 hereof.
2.	Exhibits - The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description

2.1(6)	Purchase and Sale agreement effective March 1, 2000 between TOR Minerals International, Inc
(formerly Hitox Corporation of America) and Megamin Ventures Sdn. Bhd.
2.2(8)	Asset purchase agreement effective May 16, 2001 between TOR Minerals International, Inc and the Royal Begemann Group
2.3(8)	Closing agreement effective May 16, 2001 between TOR Minerals International, Inc and the Royal Begemann Group
2.4(8)	Non-Compete agreement effective May 16, 2001 between TOR Minerals International, Inc and the Royal Begemann Group
3.1(1)	Certificate of Incorporation of the Company as amended through January 28, 1988
3.2(2)	Certificate of Amendment to the Company's Certificate of Incorporation, filed May 28, 1991
3.3	Certificate of Amendment to the Company's Certificate of Incorporation, filed May 5, 2000
3.4(1)	By-laws of the Company
3.5(3)	Amendment to the By-laws of the Company dated June 1, 1994
3.6(5)	Amendment to the By-laws of the Company dated February 28, 1995
4.1(1)	Form of Common Stock Certificate
4.2(8)	Form of Convertible Subordinated Debenture of the Company and David Alexander Hartman 1998 Grant, dated April 5, 2001, in the amount of $900,000
4.3(8)	Form of Convertible Subordinated Debenture of the Company and Renaissance U.S. Growth and Income Trust, PLC, dated April 5, 2001, in the amount of $360,000
4.4(8)	Form of Convertible Subordinated Debenture of the Company and TWP, Inc., dated April 5, 2001, in the amount of $27,000
4.5(8)	Form of Convertible Subordinated Debenture of the Company and Paulson Ranch, LTD., dated April 5, 2001, in the amount of $450,000
4.6(8)	Form of Convertible Subordinated Debenture of the Company and Richard L. Bowers, dated April 5, 2001, in the amount of $27,000
4.7(8)	Form of Convertible Subordinated Debenture of the Company and Chris McGougan, dated April 5, 2001, in the amount of $22,500
4.8(8)	Form of Convertible Subordinated Debenture of the Company and Craig Epperson, dated April 5, 2001, in the amount of $22,500
4.9(8)	Form of Convertible Subordinated Debenture of the Company and Claudette Lucille Hartman 1998 Grant, dated April 5, 2001, in the amount of $900,000
10.1(4)	Loan Agreement with NationsBank dated August 31, 1995
10.2(1)	Lease from Port of Corpus Christi Authority dated April 14, 1987
10.3(1)	Lease from Port of Corpus Christi Authority dated January 12, 1988 as amended on December 24, 1992
10.4(1)	Summary Plan Description for the Hitox Profit Sharing Plan & Trust
10.5(7)	Registration Statement for the 2000 Incentive Plan for TOR Minerals International, Inc.
dated May 25, 2000
10.6	Fourth Amendment to Loan Agreement with Bank of America dated April 30, 2000
10.7	Amendment of Leases from Port of Corpus Christi Authority dated July 11, 2000
10.8(9)	Security and Loan Agreement with Paulson Ranch dated April 5, 2001
10.9(9)	Fifth Amendment to Loan Agreement with Bank of America dated June 30, 2001
10.10(9)	UCC Filing with Bank of America dated June 30, 2001
10.11(9)	Security Agreement with Bank of America dated June 30, 2001
10.12	Sixth Amendment to Loan Agreement with Bank of America dated February 18, 2002
10.13	Commitment Letter with Bank of America dated February 22, 2002
21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV
23	Consent of Ernst & Young LLP

(1)	Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1
(No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.
(2)	Incorporated by reference to the 1991 Form 10-K.
(3)	Incorporated by reference to the 1994 Form 10-KSB.
(4)	Incorporated by reference to the September 30, 1995 Form 10-QSB.
(5)	Incorporated by reference to the 1995 Form 10-KSB.
(6)	Incorporated by reference to the Form 8-K dated March 1, 2000
(7)	Incorporated by reference to the Form S-8 dated May 25, 2000
(8)	Incorporated by reference to the Form 8-K dated May 16, 2001
(9)	Incorporated by reference to the June 30, 2001 Form 10-QSB

(b)	Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended
December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC.
(Registrant)

By	RICHARD L. BOWERS
Richard L. Bowers, President and CEO
Date: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date

RICHARD L. BOWERS	President and Chief Executive Officer	March 28, 2002
(Richard L. Bowers)	Director

BERNARD A. PAULSON	Chairman of the Board	March 28, 2002
(Bernard A. Paulson)

BARBARA RUSSELL	Treasurer and Controller	March 28, 2002
(Barbara Russell)	(Principal Accounting Officer)

W. CRAIG EPPERSON	Director	March 28, 2002
(W. Craig Epperson)

DAVID HARTMAN	Director	March 28, 2002
(David Hartman)

DOUG HARTMAN	Director	March 28, 2002
(Doug Hartman)

SI BOON LIM	Director	March 28, 2002
(Si Boon Lim)

CHRISTOPHER J. MCGOUGAN	Executive Vice President	March 28, 2002
(Christopher J. McGougan)	Director

THOMAS W. PAUKEN	Director	March 28, 2002
(Thomas W. Pauken)

CHIN YONG TAN	Director	March 28, 2002
(Chin Yong Tan)

TOR MINERALS INTERNATIONAL, INC.

Annual Report on Form 10-KSB

Item 7. Index to Financial Statements

Report of Ernst & Young LLP Independent Auditors

Board of Directors and Shareholders

TOR Minerals International, Inc.

Corpus Christi, Texas

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. (formerly Hitox Corporation of America) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company was in technical default on certain financial covenants in connection with its bank facility which have been waived by lenders through June 1, 2002. As more fully discussed in Note 1 to the consolidated financial statements, the Company and the lenders who are a party to the bank facility have entered into amendments to modify the maturity dates of amounts outstanding under the bank facility and to modify the financial covenants. In addition, as revised by the amendments, the Company has a mandatory payment of $900,000 due on June 1, 2002. Based on current estimates of available cash flow, management does not believe it will have sufficient cash to make the mandatory payment. Accordingly, the entire amount outstanding under the bank facility of $1,225,000 has been classified as a current liability in the accompanying consolidated financial statements. Management's plans in regard to these matters are described in Note 1 to the consolidated financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ERNST & YOUNG LLP

San Antonio, Texas

March 1, 2002

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	-------------------------------------------
	2001	2000
	------------	------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,466	$128,159
Receivables:
Trade accounts receivable, net	1,865,129	1,936,143
Other	77,761	85,210
	---------------	---------------
Total Receivables	1,942,890	2,021,353
Inventories	4,987,761	5,570,134
Other current assets	94,551	124,588
	---------------	---------------
Total current assets	7,229,668	7,844,234
PROPERTY, PLANT AND EQUIPMENT, net	12,687,448	10,366,692
NON-COMPETE AGREEMENT	241,667	--
GOODWILL, net	1,282,996	--
OTHER ASSETS	--	11,927
	---------------	---------------
	$21,441,779	$18,222,853
	=========	=========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$727,620	$565,618
Accounts payable - Other	141,948	177,113
Accrued expenses	681,508	608,577
Notes payable - Line of credit	656,355	608,329
Export credit refinancing facility	2,663,377	1,470,081
Current maturities of long-term debt	1,894,148	2,245,473
	---------------	---------------
Total current liabilities	6,764,956	5,675,191
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Long-term debt	489,974	1,128,693
Related party debt - Paulson Ranch	335,708	--
Convertible subordinate debentures	2,682,000	--
	---------------	---------------
Total liabilities	10,272,638	6,803,884
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: authorized, 5,000,000 shares;
no shares outstanding	--	--
Common stock $.25 par value: authorized, 10,000,000 shares;
5,595,187 shares outstanding at 12/31/01; and 5,279,187 at 12/31/00	1,398,797	1,319,797
Additional paid-in capital	15,447,096	15,198,096
Accumulated deficit	(5,676,752)	(5,098,924)
	---------------	---------------
Total shareholders' equity	11,169,141	11,418,969
	---------------	---------------
	$21,441,779	$18,222,853
	=========	=========

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	--------------------------------------
	2001		2000
	-------------		------------

NET SALES	$14,691,181		$15,378,338
COSTS AND EXPENSES:
Cost of sales	11,406,830		11,953,239
General, administrative and selling expenses	3,487,495		3,656,844
	----------------		----------------
OPERATING LOSS	(203,144)		(231,745)
OTHER EXPENSE:
Net interest expense	(345,417)		(389,581)
Other, net	(29,267)		(28,054)
	----------------		----------------
LOSS BEFORE INCOME TAX	(577,828)		(649,380)
Current income tax expense	--		411
	----------------		----------------
NET LOSS	$(577,828)		$(649,791)
	==========		==========
Loss per Common Share
Basic	$(0.10)		$(0.13)
	==========		==========
Diluted	$(0.10)		$(0.13)
	==========		==========

Weighted average common shares and equivalents outstanding
Basic	5,506,666		5,194,821
Diluted	5,506,666	(1)	5,194,821	(1)

______________________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK		ADDITIONAL
	------------------------------------		PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
	---------------	--------------	--------------------	----------------------	----------------

BALANCE AT
DECEMBER 31, 1999	4,773,187	$1,193,297	$14,315,410	$(4,449,133)	$11,059,574

Issuance of common stock	500,000	125,000	875,000	--	1,000,000
Exercise of stock options	6,000	1,500	7,686	--	9,186
Net Loss	--	--	--	(649,791)	(649,791)

	---------------	---------------	--------------------	----------------------	----------------

BALANCE AT
DECEMBER 31, 2000	5,279,187	$1,319,797	$15,198,096	$(5,098,924)	$11,418,969

Issuance of common stock	316,000	79,000	249,000	--	328,000
Exercise of stock options				--	--
Net Loss	--	--	--	(577,828)	(577,828)

	---------------	---------------	--------------------	----------------------	----------------

BALANCE AT
DECEMBER 31, 2001	5,595,187	$1,398,797	$15,447,096	$(5,676,752)	$11,169,141
	=========	=========	============	=============	==========

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	-------------------------------------
	2001	2000
	------------	-------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(577,828)	$(649,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	759,971	670,686
Amortization	96,248	25,000
Loss on sale of property, plant and equipment	--	5,270
Other assets	11,927	6,273
Changes in working capital:
Receivables	78,463	(658,678)
Inventories	582,373	2,270,563
Other current assets	30,037	43,566
Accounts payable and accrued expenses	199,768	(129,562)
	------------------	------------------
Net cash provided by operating activities	1,180,959	1,583,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of TMM, net of cash acquired	--	(3,893,178)
Acquisition of assets from RBG	(2,798,848)	--
Additions to property, plant and equipment	(1,067,525)	(523,333)
Proceeds from sales of property, plant and equipment	--	37,360
	------------------	------------------
Net cash used in investing activities	(3,866,373)	(4,379,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Proceeds from long-term bank debt	1,000,000	3,500,000
Payments on long-term bank debt	(1,400,000)	(2,431,322)
Proceeds from bank line of credit	1,950,000	--
Payments on bank line of credit	(1,625,000)	--
Proceeds from other long-term debt	600,000	--
Payments on other long-term debt	(1,249,065)	--
Foreign financing activities:
Proceeds from long-term bank debt	1,350,488	--
Payments on long-term bank debt	(1,791,024)	(315,789)
Proceeds from bank line of credit	1,054,204
Payments on bank line of credit	(1,331,178)	(412,322)
Proceeds from export credit refinancing facility	1,750,240	244,353
Payments on export credit refinancing facility	(556,944)	--
Other financing activities:
Proceeds from issuance of convertible debentures	2,709,000	--
Proceeds from the issuance of common stock and exercise of common stock options	301,000	9,186
	------------------	------------------
Net cash provided by financing activities	2,761,721	594,106

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,307	(2,201,718)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	128,159	2,329,877
	------------------	------------------
CASH AND CASH EQUIVALENTS END OF YEAR	$204,466	$128,159
	===========	===========

Supplemental cash flow disclosures:
Interest paid	$364,337	$238,777
Income taxes paid	--	--

Non-cash investing activities:
Fair value of assets acquired	$3,634,113	$9,885,000
Debt assumed	--	(4,000,000)
Debt issued	(835,265)	(950,000)
Common stock issued	--	(1,000,000)
	------------------	------------------
Cash paid for acquisition	$2,798,848	$3,935,000
	===========	===========

See accompanying notes.

1. Summary of Significant Accounting Policies

Business Description

TOR Minerals International, Inc. (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings and plastics. The Company's global headquarters and US manufacturing site are located in Corpus Christi, Texas. The Asia headquarters and manufacturing plant are located in Ipoh, Malaysia and the Company's newest subsidiary is located in Hattem, The Netherlands.

Effective March 1, 2000 the Company acquired all the outstanding shares of TOR Minerals Malaysia, Sdn. Bhd. ("TMM") from Megamin Ventures, Sdn. Bhd. ("Megamin") the Company's largest stockholder. TMM is the Company's sole supplier of Synthetic Rutile, the raw material for the Company's proprietary titanium pigment HITOX. TMM produces HITOX pigment in Malaysia and sells HITOX pigment in Asia and Europe. TMM began shipping HITOX to the west coast of the United States in September 2000 and to the Company's Corpus Christi location in July 2001.

On May 16, 2001, the Company finalized an asset purchase agreement with the Royal Begemann Group ("RBG"), a Netherlands holding company, to acquire designated assets of Terminor Processing & Trade BV, Ceramic Design International Holding BV, and Thermal Insulation Manufacturers BV. This acquisition of assets enabled the Company to expand operations through its new subsidiary, TOR Processing and Trade BV ("TP&T"). Using the acquired plant and equipment, TP&T manufactures ALUPREM, a very high quality specialty alumina for use in chips, cast polymers, bulk molding compounds, as well as, wire and cable applications. The Dutch plant also has the capability of manufacturing Boehmite that is used in the petroleum industry as a carrier for catalysts. Dr. Olaf Karasch, a mineralogist with 20 years experience in alumina processing, is TP&T's Managing Director and is based in Hattem.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 5, the Company has a loan agreement and line of credit (the "Line") with the Bank of America (the "Bank"). The loan agreement contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are required to be calculated at the end of each quarter. For the quarter ended March 31, 2001 the Company was not in compliance with the funded debt coverage ratio and therefore was in technical default. As a result, the Bank issued a waiver and on June 30, 2001 the Company entered into the Fifth Amendment (the "Amendment") to its loan agreement with the Bank. The Amendment reduced the Company's Line, revised the computation of funded debt coverage, extended the maturity date of the term loan from October 5, 2001 to March 31, 2002 and expanded the collateral to include property, plant and equipment. On February 18, 2002 the Company entered into the Sixth Amendment to its loan agreement with the Bank. This amendment extended the maturity date of the term loan from March 31, 2002 to June 1, 2002 and extended the Line from April 30, 2002 to June 1, 2002. However, the Bank has not issued the Company a "firm commitment" to renew or extend its agreement after June 1, 2002.

The Company has received a "conditional commitment" from the Bank regarding the Company's extended relationship with the Bank. This commitment is subject to the Company's compliance with the following covenants: fixed charge coverage ratio of not less than or equal to 1.25 to 1; current ratio of not less than or equal to 1.5 to 1 and total liabilities to tangible net worth of not greater than or equal to 2.5 to 1. The covenant compliance test will be based on the first quarter 2002 financial statements of the Corpus Christi Operations.

While the Company believes that it will achieve the financial results required by the Bank during the first quarter 2002, there can be no assurance that the Company will be in compliance or even be able to secure a new credit facility. In the event the Company does not achieve the required financial results required by the Bank or does not otherwise obtain loans from other financial institutions, the Company intends to pursue alternative financing, typically referred to as asset based lending, although at a higher cost than a bank might require. The Company will also approach certain of its major shareholders regarding a loan and is also considering a private placement offering. The Company's ability to operate as a going concern is dependent on its ability to successfully negotiate a new credit facility. There is no assurance that management will be successful in its efforts. (See Note 5)

Basis of Presentation and Use of Estimates

The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. and TOR Processing and Trade BV. All significant intercompany transactions are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the ringgit which is also the functional currency. Malaysia imposed capital controls and fixed its ringgit currency at 3.8 ringgits per 1 US dollar in September of 1998 to stem the outflow of short-term capital. The Malaysian government has not changed the fixed exchange rate since that time. However, there can be no assurance that the Malaysian government will maintain the currency fixed rate of exchange.

TP&T measures and records its transactions in terms of the Euro and uses the US dollar as its functional currency. As a result of the changes in the exchange rate, gains and losses due to fluctuations in the value of the Euro are recorded on the Company's consolidated statement of operations.

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

Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method. TMM is the Company's sole supplier of Synthetic Rutile, the raw material for the Company's proprietary titanium pigment HITOX.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 35 years, except in Malaysia where most of the Company's production facility is depreciated using the units of production method. Maintenance and repair costs are charged to operations as incurred and major improvements are capitalized.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped; 3) the price of the products is fixed or determinable; 4) collectibility is reasonably assured. The Company's pigment business has generally experienced higher sales during the second and third calendar quarters, due to increased activity in construction and maintenance during warm weather and the associated increase in demand for materials which use pigments such as paints and plastic pipe. The Company's principal product line, HITOX pigments, accounted for 66% and 64% of total sales in 2001 and 2000, respectively.

Shipping and Handling

The Company records shipping and handling costs as a component of cost of goods sold.

Income Taxes

The Company records income taxes under Financial Accounting Standards Board Statement ("FASB") No. 109, using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company will continue to account for stock option grants under APB Opinion No. 25, while applying the requirements of FASB Statement No. 123, Accounting for Stock Based Compensation. (See Note 12)

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding and excludes any dilutive effects of options. Diluted earnings per share reflects the effect of all dilutive items.

Derivatives and Hedging Activities

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. (See Note 15)

Goodwill and Other Intangible Assets

In June 2001 the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company has amortized goodwill over 20 years using the straight-line method. Accumulated amortization at December 31, 2001 totaled approximately $38,000. The Company evaluates the carrying value of the goodwill periodically in relation to such factors as the occurrence of a significant event, the operating performance of the subsidiary, and the estimated future undiscounted cash flows of the underlying business. If the sum of the estimated future undiscounted cash flows is less than the carrying value of the goodwill, a loss would be recognized for the difference. Based upon its most recent analysis, the Company believes that no impairment exists at December 31, 2001.

The Company amortizes its noncompete agreement with RBG using the straight-line method over 3 years. During the year ended December 31, 2001, amortization of the noncompete agreement totaled $58,333.

The Company will apply Statement 142 beginning in the first quarter of 2002. The Company has not yet completed the process of evaluating the effects that will result from adopting this Statement therefore, the impact is not known at this time.

Reclassifications

Certain 2000 balances have been reclassified for comparative purposes.

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

TMM was previously a subsidiary of the Company and was sold to Megamin and other investors in 1994. The acquisition provides the opportunity to control the raw material supply for the Company's primary product, HITOX pigment, and represents both a low cost production site for HITOX pigment and marketing opportunities outside the US market.

3. Acquisition of Assets from the Royal Begemann Group

On May 16, 2001, the Company finalized an asset purchase agreement (the "Agreement") with the Royal Begemann Group (RBG), a Netherlands holding company, to acquire designated assets of Terminor Processing & Trade BV, Ceramic Design International Holding BV, and Thermal Insulation Manufacturers BV. Pursuant to the terms of the Agreement, the Company paid $2,300,000 and agreed to pay RBG an additional $900,000 in three (3) equal installments beginning January 31, 2002. The discounted present value of the payments is approximately $835,000 of which $574,170 was outstanding at December 31, 2001. The Company recorded the transaction as a purchase with a cost of approximately $3,300,000 of which $1,304,000 was goodwill which will be amortized using straight line over 20 years. In a separate agreement, the Company paid RBG $300,000 for a non-compete agreement which will be amortized over three years. The Company raised $3,010,000 for the acquisition through a private placement of common stock and convertible debentures. (See Note 4)

This acquisition of assets, consisting primarily of plant and equipment of Terminor Processing & Trade BV and Ceramic Design International Holding BV, located in Hattem, The Netherlands, enabled the Company to expand operations through its new subsidiary, TOR Processing and Trade BV (TP&T). Using the acquired plant and equipment, TP&T manufactures ALUPREM, a very high quality specialty alumina for use in chips, cast polymers, bulk molding compounds, as well as, wire and cable applications. The Dutch plant also has the capability of manufacturing Boehmite which is used in the petroleum industry as a carrier for catalysts. Dr. Olaf Karasch, a mineralogist with 20 years experience in alumina processing, is TP&T's Managing Director and is based in Hattem.

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

The common stock was priced in the private placement at $1.00 per share (slightly above the previous closing price), and the conversion price for the shares of common stock issuable upon conversion of the debentures is $1.80. The debentures bear no interest for 2 years, and are secured by security interests in substantially all of the Company's assets, and will be automatically converted into 5 year secured term notes bearing interest at the rate of 10% per annum, unless the holders of the debentures exercise the option to convert them into common stock at the $1.80 per share conversion rate. On December 14, 2001, Richard Bowers, the Company's President and Chief Executive Officer, exercised his option to convert 15,000 debentures for common stock at the $1.80 per share conversion rate.

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

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson a 20.4% shareholder, through Paulson Ranch, Ltd. under which Paulson Ranch made a loan to the Company in the amount of $600,000. The loan, with an interest rate of 10.0%, is amortized over 60 months with monthly principal and interest payments of $12,750. As of December 31, 2001 the Company has reduced the principal balance approximately $264,292. The principal balance outstanding on December 31, 2001 was approximately $335,708. As noted above, the proposed agreement with the bank will limit the payment of principal and interest on the loan with Paulson Ranch.

5. Long-Term Debt and Notes Payable to Banks
A summary of long-term debt follows:	December 31,
	--------------------------------------------
	2001	2000
	----------------	---------------
LIBOR based rate term note payable to a US bank, with an effective interest rate of 7.91% at March 31, 2001 due October 5, 2001	$--	$1,300,000
Variable rate term note payable to a Malaysian bank, with an effective rate of 8.8% at December 31, 2000 due October, 2004	--	1,052,632
Variable rate term note payable to a Malaysian bank, with an effective rate of 8.8% at December 31, 2000 due September, 2004	--	297,856
Variable rate term note payable to a US bank, with an effective interest rate of 7.75% at December 31, 2001 amortized over 60 months with monthly principal payments of $16,667; matures June 1, 2002	900,000	--
Convertible subordinated debentures issued in a private placement on April 5, 2001, convert into 5-year term loans at 10% interest if not presented for conversion to Company's common stock by April 5, 2003	2,682,000	--
Variable rate term note payable to a Malaysian offshore bank, with an effective rate of 4.55% at December 31, 2001 due February, 2004	454,976	--
Variable rate term note payable to a Malaysian offshore bank, with an effective rate of 4.418% at December 31, 2001 due February, 2004	454,976	--
Other indebtedness, payable to the Royal Begemann Group with an effective interest rate of 10.0%, two equal payments due March 31 and May 31, 2002	574,170	--
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate 10.0%, due April, 2005	335,708	--
Other indebtedness, payable to Megamin with an effective interest rate of 9.0%, due January 1, 2002, paid December 31, 2001	--	723,678
	------------------	-----------------
Total	5,401,830	3,374,166
Less current maturities	1,894,148	2,245,473
	------------------	-----------------
Total long-term debt	$3,507,682	$1,128,693
	==========	==========

The Company has a loan agreement and line of credit (the "Line") with the Bank of America (the "Bank"). The loan agreement contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are required to be calculated at the end of each quarter. For the quarter ended March 31, 2001 the Company was not in compliance with the funded debt coverage ratio and therefore was in technical default. As a result, the Bank issued a waiver and on June 30, 2001 the Company entered into the Fifth Amendment (the "Amendment") to its Loan Agreement with the Bank. The Amendment reduced the Company's Line, revised the computation of Funded Debt Coverage, extended the maturity date of the term loan from October 5, 2001 to March 31, 2002 and expanded the collateral to include property, plant and equipment.

On February 18, 2002 the Company entered into the Sixth Amendment to its Loan Agreement with the Bank. This amendment extends the maturity date of the term loan from March 31, 2002 to June 1, 2002 and extends the Line from April 30, 2002 to June 1, 2002.

The Company's Line with Bank of America expires June 1, 2002. The Fifth Amendment reduced the Line from $2,000,000 to $1,350,000. The interest rate for the Line is the Bank's prime rate plus 1% per annum. The weighted average interest rate paid on the Line during 2001 was 6.61%. The amount of credit available to the Company under the Line is limited to the lesser of $1,350,000 or 80% of eligible accounts receivable. At December 31, 2001, the Company had $325,000 outstanding borrowings under the Line and $450,233 was available to the Company on that date. The Company anticipates accessing the maximum available funds from the Line during the first and second quarters of 2002.

The Company has one term loan with the Bank. The loan proceeds of $3,500,000 were used to finance the purchase of TMM in March 2000. The Fifth Amendment extended the maturity date of the loan from October 5, 2001 to March 31, 2002 and the Sixth Amendment extended the maturity date to June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Principal and interest payments are scheduled monthly commencing July 3, 2001, and continuing on the third (3rd) day of each calendar month thereafter until the stated maturity date of June 1, 2002 when remaining principal is scheduled to be paid. The monthly payment, based on a 60-month straight-line amortization, includes principal of $16,666 plus unpaid interest as of the date of payment. At December 31, 2001 the outstanding principal balance on the term loan was $900,000. The Company believes that it will not be able to pay off the term loan in its entirety when it matures June 1, 2002. Therefore, the Company will attempt to renegotiate the unpaid amount when it matures however there can be no assurances that this loan will be renewed.

Both the Line and the term loan with the Bank are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable. The loan agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios. The covenants are calculated at the end of each quarter. For the quarter ended December 31, 2001 the Company was in compliance with all of the covenants. However, the Bank has not issued the Company a "firm commitment" to renew or extend its Agreement after June 1, 2002.

The Company has received a "conditional commitment" from the Bank regarding the Company's extended relationship with the Bank. This commitment is subject to the Company's compliance with the following covenants: fixed charge coverage ratio of not less than or equal to 1.25 to 1; current ratio of not less than or equal to 1.5 to 1 and total liabilities to tangible net worth of not greater than or equal to 2.5 to 1. The covenant compliance test will be based on the first quarter 2002 financial statements of the Corpus Christi Operations.

In addition, the Bank will require that all indebtedness due to Bernard Paulson (see below) will remain outstanding and subordinate to the Bank, subject to the following conditions:

  Payment of interest will be allowed within the framework of the Loan Agreement covenants (i.e., interest payments may be made as long as a covenant default is not created thereby).

  Payment of principal can be made annually, up to 25% of net profit, within the framework of the Loan Agreement covenants.

  Bank of America, at its sole discretion, may consider a request to remove the subordinated indebtedness after one year of maintaining covenant compliance under the contemplated restated Loan Agreement, barring any material adverse changes to the Company, its products, industry or markets.

While the Company believes that it will achieve the financial results required by the Bank during the first quarter 2002, there can be no assurance that we will be in compliance or even be able to secure a new credit facility. In the event the Company does not achieve the required financial results required by the Bank or does not otherwise obtain loans from other financial institutions, we intend to pursue alternative financing, typically referred to as asset based lending, although at a higher cost than a bank might require. The Company will also approach certain of its major shareholders regarding a loan and is considering a private placement offering. Furthermore, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend its indebtedness of $1,894,148 that matures in 2002. If the Company is unable to renew or extend such debt, the Company's financial position will be adversely affected. In addition, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. In view of this fact, our auditors have stated in their report for the period ended December 31, 2001 that our ability to meet our future financing requirements, and the success of our future operations, cannot be determined at this time.

In April 2001 the Company raised $3,010,000 in a private placement of common stock and convertible debentures. The Company used the proceeds to purchase certain assets from the RBG, a Netherlands holding company.

In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. The common stock was priced in the private placement at $1.00 per share (slightly above the previous closing price), and the conversion price for the shares of common stock issuable upon conversion of the debentures is $1.80. The debentures bear no interest for 2 years, and are secured by security interests in substantially all of the Company's assets, and will be automatically converted into 5 year secured term notes bearing interest at the rate of 10% per annum, unless the holders of the debentures exercise the option to convert them into common stock at the $1.80 per share conversion rate. (See Note 4)

As part of the purchase agreement with RBG, a portion of the purchase price for the assets was deferred and is payable in three installments, each in the amount of $300,000; payable on January 31, March 31, and May 31, 2002. The Company prepaid the January 31, 2002 installment on October 31, 2001 at a 2% discount. The balance owed to RBG at December 31, 2001, which is included in the schedule of current matures of $1,894,148, is recorded on the Company's consolidated balance sheet at the net present value of $574,170. The Company plans to make the final two payments to RBG out of its working capital or with its line of credit.

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $5,921,052. At December 31, 2001 TMM had utilized $2,994,732 of that facility, including $331,355 on the line of credit with a weighted average interest rate of 8.41% and $2,663,377 outstanding under an export credit refinancing facility ("ECR") with a weighted average interest rate of 3.5%. ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days against customers' purchase orders.

During the first quarter 2001, TMM refinanced its two term loans with offshore banks. The loan agreements are with HSBC Bank Labuan and RHB Bank Labuan. At December 31, 2001 the outstanding principal balance on each of the two term loans was $454,976 for a total outstanding borrowing of $909,952. Both loans have a variable interest rate. The effective interest rate at December 31, 2001 for the loan with RHB Bank was 4.55% per annum and 4.418% with HSBC Bank. The credit facilities are secured by TMM's inventory, accounts receivable and property, plant and equipment.

The Company's subsidiary, TP&T, located in the Netherlands is currently negotiating a credit facility with a Bank in the Netherlands.

In the past two years, the Company has significantly increased its level of borrowings. Such debt was incurred to finance the acquisition of TMM and the assets used to form TP&T, as well as debt associated with the operations of TMM. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $1,894,148 that matures in 2002. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

The following is a summary of maturities of long-term debt as of December 31, 2001:

Year Ending December 31,

2002	$ 1,894,148
2003	3,101,978
2004	69,996
2005	335,708
---------------
Total	$ 5,401,830
=========

6. Inventories
A summary of inventories follows:	December 31,
	---------------------------------------------------------
	2001	2000
	----------------	---------------
Raw materials	$470,089	$470,462
Work in progress	983,991	3,134,722
Finished goods	3,158,827	1,512,866
Supplies	374,854	452,084
	-----------------------	----------------------
Total Inventories	$4,987,761	$5,570,134
	==============	=============

Inventories decreased $582,373 from the end of 2000 to the end of 2001. The Corpus Christi plant converted SR inventory into finished goods resulting in a net decrease of $930,012 in inventory at the US location. TMM's inventory increased $219,600 and TP&T's ending inventory was $128,039.

7. Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:
			December 31,
	Expected		--------------------------------------------------------
	Life	2001	2000
	----------------	----------	----------
Land and Office building	35 years	$533,762	$133,763
Production facilities	10 - 20 years	6,021,449	5,128,747
Machinery and equipment	5 - 15 years	17,821,988	16,127,000
Furniture and fixtures	3 - 20 years	793,314	713,098
		----------------------	-----------------------
Total		25,170,513	22,102,614
Less accumulated depreciation		(12,483,065)	(11,735,922)
		-----------------------	---------------------
Property, Plant and Equipment, net		$12,687,448	$10,366,692
		==============	==============

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ending December 31, 2001 and December 31, 2000 were $759,971 and $670,686, respectively.

TOR's policy is to depreciate the synthetic rutile production equipment (with a net book value of $8,877,709 at December 31, 2001) over its remaining useful life using the units of production method and to evaluate the remaining life and recoverability of such equipment in light of current economic conditions and estimates of future cash flows. The company has adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. As a result of the existence of certain impairment indicators, the Company has estimated future cash flows from the use of these assets based on its belief that circumstances in the industry will improve, and has concluded that an impairment write-down is not necessary. However, if the Company's assessment that it will recover the carrying amount of these assets were to change, future depreciation expense could be impacted.

Capitalized interest expense for the year ending December 31, 2001 was $32,000.

8. Business Segment Information

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
	United States	Malaysia	Netherlands	Adjustments and Eliminations	Consolidated
	-----------------	-----------------	-----------------	-----------------	------------------
Twelve months ended:
December 31, 2001
Sales Revenue:
Customer sales	$12,177,739	$1,852,431	$661,011	$--	$14,691,181
Intercompany sales	--	2,827,704	--	(2,827,704)	--
	-----------------	-----------------	-----------------	-----------------	------------------
Total Sales Revenue	$12,177,739	$4,680,135	$661,011	$(2,827,704)	$14,691,181

Depreciation & Amortization	492,757	237,805	159,197	(33,540)	856,219
Interest income	170,699	--	439	(152,218)	18,920
Interest expense	193,431	170,895	152,229	(152,218)	364,337

Segment profit (loss)	$(161,500)	$570,785	$(616,571)	$(370,542)	$(577,828)
	==========	==========	==========	==========	==========

Capital expenditures	866,873	158,546	30,179	--	1,055,598
Segment long-lived assets	9,362,218	10,644,575	3,507,246	(7,126,929)	16,387,110

Segment assets	$19,719,305	$14,340,478	$3,862,326	$(16,480,330)	$21,441,779
	==========	==========	==========	==========	==========

December 31, 2000
Sales Revenue:
Customer sales	$13,020,966	$2,357,373	$--	$--	$15,378,399
Intercompany sales	--	2,508,290	--	(2,508,290)	--
	-----------------	-----------------	-----------------	-----------------	------------------
Total Sales Revenue	$13,020,966	$4,865,663	$--	$(2,508,290)	$15,378,339

Depreciation & Amortization	524,607	198,195	--	(27,116)	695,686
Interest income	53,225	--	--	--	53,225
Interest expense	273,433	169,373	--	--	442,806

Segment profit (loss)	$(196,698)	$449,948	$--	$(903,041)	$(649,791)
	==========	==========	==========	==========	==========

Capital expenditures	299,908	223,425	--	--	523,333
Segment long-lived assets	8,364,493	10,723,834	--	(8,721,635)	10,366,692

Segment assets	$16,291,246	$13,954,994	$--	$12,023,387	$18,222,853
	==========	==========	==========	==========	==========

The Company's principal product, HITOX, accounted for 66.3% of net sales in 2001 and 64.3% in 2000.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products or based on contractual arrangements that existed prior to the Company's acquisition of TMM. Intercompany sales consisted of both SR and HITOX.

Approximately 35% of the Company's employees are represented by a collective bargaining agreement with an expiration date of December 31, 2002.

9. Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2001		2000
	--------------		--------------
Numerator:

Net Loss	$ (577,829)		$ (649,791)

Numerator for basic earnings per share - loss available to common stockholders	(577,829)		(649,791)
	--------------		--------------
Effect of dilutive securities	--		--
	--------------		--------------
Numerator for diluted earnings per share - loss available to common stockholders after assumed conversions	$ (577,829)		$ (649,791)
	========		========
Denominator:
Denominator for basic earnings per share - weighted-average shares	5,506,666		5,194,821

Effect of dilutive securities
Employee stock options	--		--
	--------------		--------------
Dilutive potential common shares	--		--
	--------------		--------------
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	5,506,666	(1)	5,194,821	(1)
	========		========
Earnings (loss) per common share:
Basic	$ (0.10)		$ (0.13)
	========		========
Diluted	$ (0.10)		$ (0.13)
	========		========

____________________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

Excluded from the calculation of diluted earnings per share were a total of 482,300 options and 1,490,000 convertible debentures in 2001 and 543,100 options in 2000. The options were not included in the computation of diluted earnings per share because the effect would be antidilutive.

10. Pro Forma Financial Information (Unaudited)

The results of operations for the twelve-month period ended December 31, 2000 includes the operations of TMM from the acquisition date of March 1, 2000 (See Note 2). Assuming the acquisition of TMM had occurred at January 1, 2000, unaudited pro forma consolidated results of operations for the twelve months ended December 31, 2000 would have been as follows:

Pro Forma (Unaudited)

Twelve Months Ended December 31, 2000

In thousands, except per share data

Net revenue	$16,895
Net income	$266

Net income per share:
Basic	$0.05
Diluted	$0.05

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisition of TMM occurred at the beginning of 2000, nor is it indicative of future results of operations.

11. Income Taxes

Reconciliation between the Company's effective tax rate and the Federal statutory rate on earnings is as follows:
	Years Ended December 31,
	-------------------------------------------------
	2001	2000
	-----------	------------
Expense (benefit) computed at "expected"rates	$(196,462)	$(220,789)
Other, net	10,612	8,647
Change in valuation allowance - Domestic	42,278	28,152
Change in valuation allowance - Foreign	113,293	169,210
Effect of foreign tax rate differential	30,279	14,780
	-----------------	-----------------
	$--	$--
	===========	===========

Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2001 and 2000 are as follows:
	Years Ended December 31,
	-----------------------------------------
	2001	2000
	------------	--------------
Deferred Tax Liabilities:
Book - tax difference of US property, plant and equipment	$164,900	$67,800
Book - tax difference of foreign property, plant and equipment	2,325,300	2,287,400
	--------------	--------------
Total deferred liabilities	2,490,200	2,355,200
	--------------	--------------
Deferred Tax Assets:
Net operating loss carryforwards - Domestic	3,542,600	3,408,500
Net operating loss carryforwards - Foreign	2,827,500	2,676,300
Alternative minimum tax credit carryforward	64,700	64,700
Other deferred assets	24,800	19,500
	--------------	--------------
Total deferred assets	6,459,600	6,169,000
	--------------	--------------
Net deferred tax assets before valuation allowance	3,969,400	3,813,800
	--------------	--------------
Valuation allowance	(3,969,400)	(3,813,800)
	--------------	--------------
Net deferred tax liability	$--	$--
	========	========

As of December 31, 2001, the Company has a US net operating loss carryforward of approximately $10,419,000, which expires in 2009 to 2021. As of December 31, 2001 TMM had net deferred tax assets of approximately US $415,500. Due to uncertainties as to TMM's ability to utilize the net deferred tax assets, the Company has fully reserved the asset. During the period ended December 31, 2001, TMM realized benefit of approximately US $26,330 from utilization of the deferred tax asset. During the year the Company established operations in the Netherlands with TP&T. As of December 31, 2001, TP&T has a Netherlands tax loss carryforward of $616,571 resulting in a net deferred tax asset of approximately $215,800. Due to the uncertainty of TP&T's ability to utilize the net deferred tax asset, the Company has fully reserved the amount.

12. Stock Options

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

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board (the "Committee"). The original Plan provided that options or awards for as many as 175,000 shares of the Company's common stock may be granted by the Committee. In 1995, the Board of Directors approved an amendment to the Plan increasing the number of shares available to grant thereunder to 625,000. The Plan also provided for the automatic granting annually of options for 2,500 shares of common stock to non-employee directors of the Company. Options must be exercised within ten years from the date of grant or forfeited. All options are issued at an exercise price equal to the stock's market value on the date of grant. The Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding. At December 31, 2001 the plan had 324,800 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International (the "2000 Plan"). The 2000 Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The maximum number of shares of the Company's common stock that may be sold or issued under the 2000 Plan is 750,000 subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.

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

Exercise prices on options outstanding at December 31, 2001 ranged from $0.91 to $10.625 per share. The weighted-average remaining contractual life of those options is 6.85 years. The number of options exercisable at December 31, 2001 and December 31, 2000 was 482,300 and 336,000, respectively.

The following table summarizes certain information regarding stock option activity:
		Options
		-----------------------------------------------------------------------
	Total		Weighted Average	Range of
	Reserved	Outstanding	Exercise Price	Exercise Prices
	---------------	----------------------------------------------------------------------
Balances at December 31, 1999	702,200	501,400	$2.095	$1.531 - $10.625
Additional options authorized	750,000	--
Granted	--	56,600	$2.049	$1.25 - $ 2.25
Exercised	(6,000)	(6,000)	$1.531	$1.531
Forfeited or expired	(199,000)	(8,900)	$1.897	$1.531 - $2.25
	--------------	--------------
Balances at December 31, 2000	1,247,200	543,100	$2.01	$1.25 - $10.625
Additional options authorized	--	--
Granted	--	112,300	$1.164	$0.91 - $1.40
Exercised	--	--
Forfeited or expired	(172,400)	(173,100)	$1.98	$1.40 - $2.69
	--------------	--------------
Balances at December 31, 2001	1,074,800	482,300	$1.92	$0.91 - $10.625
	========	========

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 2001, respectively: risk-free interest rates of 6.67% and 4.39%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock of .636 and .744; and a weighted-average expected life of the option of 5 years in 2000 and in 2001. The weighted-average fair value of options granted during 2001 was $0.74.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	2001	2000

Pro forma net loss	$ (634,346)	$ (768,451)
Pro forma loss per share
Basic	($ 0.12)	($ 0.15)
Diluted	($ 0.12)	($ 0.15)

In connection with all of the Company's stock options, 1,074,800 shares of the Company's common stock have been reserved. The Company has an additional 1,490,000 shares reserved for the convertible debentures.

13. Profit Sharing Plan

The Company has a profit sharing plan that covers all employees. Contributions to the plan are determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes. For the years ended December 31, 2001 and 2000, there were no contributions to the plan.

The Company also offers a 401(k) savings plan administered by an investment services company. Employees are eligible to participate in the plan after completing six months of service with the Company. The Company matches contributions up to 2% of the employee's eligible earnings or $400 per year, which ever is greater. Total Company contributions to the 401(k) plan for the years ended December 31, 2001 and 2000 were $33,496 and $36,380, respectively.

14. Derivatives and Hedging Activities

To protect against the increase in the cost of natural gas used in the manufacturing process, the Company has instituted a natural gas hedging program. The Company hedges portions of its forecasted natural gas purchases with forward contracts. When the price of natural gas increases, its cost is offset by the gains in the value of the forward contracts designated as hedges. Conversely, when the price of natural gas declines, the decrease in the cash flows on natural gas purchases is offset by losses in the value of the forward contract.

At December 31, 2001, the Company had a swap agreement with Coral Energy Holdings, LP to exchange monthly payments on notional quantities amounting to 57,000 MM Btu's over the ensuing three months. This contract is a derivative which has not been designated as a hedge. Under the swap agreement, the Company pays fixed prices averaging $4.6265 per MM Btu and receives a variable price that was $2.88 per MM Btu at December 31, 2001. For the year ended December 31, 2001, the Company marked the gas contract to market, recording a loss of $112,632. The Company recorded the loss as a component of "Cost of Goods Sold" on the income statement. The $112,632, which represents the estimated fair value and carrying value, was also recorded as a liability on the balance sheet.

On December 11, 2001, the Company entered into another natural gas contract to achieve the objectives of the hedging program. The Company has designated the contract as a cash flow hedge, with the expectation that it will be highly effective in helping the Company meet its cash flow objectives. The contract will be settled based on natural gas market prices for April 2002 through July 2002 and an aggregated notional quantity of 62,000 MM Btu's.

15. Prior Quarter Adjustments (Unaudited)

The Company has restated its unaudited financial statements for the quarters ended September 30, 2001 and December 31, 2001. This action was taken to properly recognize the Company's accounting for its natural gas swap agreement with Coral Energy Holdings, LP. For the quarter ended September 30, 2001, the Company failed to record a loss on the gas contract to market in the amount of $175,000 as well as the associated liability. The Company's adjusted third and fourth quarter are as follows:

Pro Forma Consolidated Statements of Operations

Quarters Ending September 30, 2001 and December 31, 2001

(Unaudited)

(in thousands, except per share amounts)
	3 Month Period	9 Month Period	3 Month Period	12 Month Period
	Ending September 30, 2001		Ending December 31, 2001
	-----------------------------------------		------------------------------------------
Net Sales	$ 3,787	$ 11,359	$ 3,332	$ 14,691

Costs and Expenses
Cost of sales	2,882	9,076	2,331	11,407
General, administrative, selling expenses	844	2,522	965	3,487
	---------------	---------------	---------------	----------------
Operating Loss	61	(239)	36	(203)
Other Expense:
Net interest expense	(111)	(294)	(51)	(345)
Other, net	3	5	(35)	(30)
	---------------	---------------	---------------	----------------
Loss before income tax	(47)	(528)	(50)	(578)
Provision for income tax	--	--	--	--
	---------------	---------------	---------------	----------------
Net Loss	$ (47)	$ (528)	$ (50)	$ (578)
	=========	=========	=========	=========
Loss per Common Share
Basic	$ (0.01)	$ (0.10)	$ (0.01)	$ (0.10)
	=========	=========	=========	=========

Diluted	$ (0.01)	$ (0.10)	$ (0.01)	$ (0.10)
	=========	=========	=========	=========

Weighted average common shares
and equivalents outstanding:
Basic	5,580	5,481	5,585	5,507
Diluted (1)	5,580	5,481	5,585	5,507

__________________________________________

(1) No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

16. Commitments and Contingencies

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

Minimum future rental payments under these leases as of December 31, 1999 are as follows:

Years Ending December 31,

2002	$ 53,400
2003	53,400
2004	53,400
2005	53,400
2006	53,400
Later years	1,094,700
----------------
Total minimum lease payments	$ 1,361,700
==========

Rent expense under these leases was $53,400 per year during 2001 and 2000.

Contingencies

There are claims arising in the normal course of business that are pending against the Company. While it is not feasible to predict or determine the outcome of any case, it is the opinion of management that the ultimate dispositions will have no material effect on the financial statements of the Company.

The Company believes that it is in compliance with all applicable federal, state and local laws and regulations relating to the discharge of substances into the environment, and it does not expect that any material capital expenditures for environmental control facilities will be necessary in order to continue such compliance.

The Company is committed to purchases of synthetic rutile and other raw materials over the next month. At December 31, 2001, these committed purchases aggregated approximately $956,000.

17. Principal Customer Information and Export Sales

During the year ended December 31, 2001, no single customer provided 10% or more of total revenue. One North American customer of the United States provided 13.0% or $1,965,000 of total revenue during the year ended December 31, 2000. Revenues from export sales were as follows:
	Years Ended December 31,
	-------------------------------------------
Geographic Region	2001	2000
	--------------	---------------
North, Central and South America	$ 1,722,817	$ 1,788,253
Pacific Rim	1,029,934	1,449,323
Europe	1,351,315	933,970
	------------------	------------------
Total	$ 4,104,066	$ 4,171,546
	==========	==========

The Company sells its products both directly to end-users and to distributors. The top 10 direct customers accounted for 36% of total net sales in 2001 and 30% in 2000. Domestic distributors accounted for approximately 22% of total net sales in 2001 and 23% in 2000. Foreign sales through distributors accounted for approximately 13% of total sales in 2001 and 16% in 2000 and foreign direct sales were approximately 12% in 2001 and 10% in 2000.