Form 10QSB
period 2002-03-31
TOR MINERALS INTERNATIONAL INC
filed 2002-05-15
CIK 842295

United States

Securities and Exchange Commission

Washington, D C 20549

____________________________

FORM 10-QSB

____________________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
Yes [ X ]	No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Shares Outstanding as of April 30, 2002
Common Stock, $0.25 par value	5,595,187

Transitional Small Business Disclosure Format (check one):
Yes [__]	No [ X ]

	Table of Contents
	Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -- March 31, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations -- three months ended March 31, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows -- three months ended March 31, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

	Part II - Other Information
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		15

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(in thousands)

	March 31,	December 31,
	2002	2001
	(Unaudited)
	----------------	---------------
ASSETS
Current assets:
Cash and cash equivalents	$171	$204
Trade accounts receivable, net	2,768	1,865
Other receivables	84	78
Inventories	4,470	4,988
Other current assets	323	95
	----------------	---------------
Total current assets	7,816	7,230

Property, plant, and equipment, net	12,560	12,687
Goodwill, net	1,283	1,283
Other assets	217	242
	----------------	---------------
	$21,876	$21,442
	=============	=============
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$916	$728
Accounts payable, other	304	142
Accrued expenses	384	682
Notes payable - Line of Credit	1,649	656
Export credit refinancing facility	2,321	2,663
Current maturities of long-term debt	886	1,894
	----------------	---------------
Total current liabilities	6,460	6,765
Long term debt, excluding current maturities	1,401	826
Other long-term debt, convertible debentures	2,682	2,682
	----------------	---------------
Total liabilities	10,543	10,273
Commitments and Contingencies
Shareholder's equity:
Common stock $0.25 par value; authorized, 10,000 shares; 5,595 shares outstanding	1,399	1,399
Additional paid-in capital	15,447	15,447
Accumulated deficit	(5,541)	(5,677)
Other Comprehensive Income	28	--
	----------------	---------------
Shareholder's equity	11,333	11,169
	----------------	---------------
	$21,876	$21,442
	==============	=============

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	-------------------------------------
	2002	2001
	------------	------------
NET SALES	$3,984	$3,544
COSTS AND EXPENSES:
Cost of products sold	2,876	3,069
	------------	------------
GROSS PROFIT	1,108	475
Selling, administrative and general	895	884
	------------	------------
OPERATING INCOME (LOSS)	213	(409)
OTHER INCOME (EXPENSES):
Interest income	--	2
Interest expense	(80)	(84)
Other, net	3	1
	------------	------------
INCOME (LOSS) BEFORE INCOME TAX	136	(490)
Provision for income tax	--	--
	------------	------------
NET INCOME (LOSS)	$136	$(490)
	=======	=======
Earnings (loss) per common share:
Basic	$0.02	$(0.09)
Diluted	$0.02	$(0.09)

Weighted average common shares and equivalents outstanding
Basic	5,595	5,279
Diluted	5,598	5,279	(1)
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	-------------------------------------
	2002	2001
	--------------	--------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$136	$(490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	190	177
Amortization	25	--
Other assets	--	(29)
Changes in working capital:
Receivables	(909)	(50)
Inventories	518	448
Other current assets	(200)	(168)
Accounts payable and accrued expenses	52	132
	--------------	--------------
Net cash provided by (used in) operating activities	(188)	20

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(63)	(148)
	--------------	--------------
Net cash used in investing activities	(63)	(148)

CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Payments on long-term bank debt	(50)	(230)
Proceeds from bank line of credit	1,275	400
Payments on bank line of credit	(575)	--
Payments on other long-term debt	(279)	--
Foreign financing activities:
Proceeds from long-term bank debt	--	1,260
Payments on long-term bank debt	(106)	(1,386)
Proceeds from bank line of credit	568	104
Payments on bank line of credit	(273)	--
Proceeds from export credit refinancing facility	1,660	--
Payments on export credit refinancing facility	(2,002)	(96)
	--------------	--------------
Net cash provided by financing activities	218	52

Net decrease in cash and cash equivalents	(33)	(76)
Cash and cash equivalents at beginning of year	204	128
	--------------	--------------
Cash and cash equivalents at end of period	$171	52
	========	========
Supplemental cash flow disclosures:
Interest paid	$272	$306

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Accounting Policies

Basis of Presentation and Use of Estimates

The interim financial statements of TOR Minerals International, Inc. (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All adjustments are of a normal and recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 2001 Annual Report on Form 10-KSB.

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

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognized no compensation expense for the stock option grants. The Company did not adopt FASB Statement No. 123, Accounting for Stock-Based Compensation, and will continue to account for stock option grants in accordance with APB Opinion No. 25. FASB Statement 123 requires certain disclosures about stock-based compensation plans for all companies regardless of the method used to account for them. Effective in 1996 calendar year-end financial statements, companies that continue to apply APB 25 are required to disclose pro forma information as if the measurement provisions of Statement 123 had been adopted in their entirety. Such pro forma information was included in the Company's 2001 Form 10-KSB.

Goodwill and Other Intangible Assets

In June 2001 the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying amount of equity method investments no longer be amortized.

The Company adopted Statement 142 on January 1, 2002. Under the provisions of Statement 142, the value of the Company's goodwill (gross carrying value of $1,321,000 less accumulated amortization of $38,000 for a net carrying value of $1,283,000) will no longer be subject to amortization but will be reviewed at least annually for impairment. Application of the nonamortization provisions of Statement 142 is expected to result in a decrease in amortization of $66,000. The Company will test goodwill for impairment using the process described in Statement 142. The first step is a screen for potential impairment while the second step measures the amount of impairment, if any. The Company expects to complete the first of the required impairment tests of goodwill as of January 1, 2002 in the second quarter 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Because the goodwill is related to a purchase of assets in May 2001, there would be no impact on the first quarter of 2001 results assuming that Statement 142 had been adopted on January 1, 2001 since no amortization expense had been recognized in the first quarter of 2001.

In connection with the Company's purchase of assets from the Royal Begemann Group (described in further detail in Note 2), the Company recorded intangible assets related to non-compete agreements in the amount of $300,000. These intangible assets will be amortized over three years. As of March 31, 2002, the Company had accumulated amortization of $83,000 related to these assets. The following table shows the estimated amortization expense to be incurred related to the non-compete agreements for each of the next five years:

Year Ended December 31,	Estimated Amortization Expense
2002	$ 100,000
2003	$ 100,000
2004	$ 17,000
2005	--
2006	--

The Company has no indefinite-lived intangible assets other than goodwill.

2. Acquisition of Assets from the Royal Begemann Group

On May 16, 2001, the Company finalized an asset purchase agreement (the "Purchase Agreement") with the Royal Begemann Group (RBG), a Netherlands holding company, to acquire designated assets of Terminor Processing & Trade BV, Ceramic Design International Holding BV, and Thermal Insulation Manufacturers BV. Pursuant to the terms of the Purchase Agreement, the Company paid $2,300,000 and agreed to pay RBG an additional $900,000 in three (3) equal installments beginning January 31, 2002. The discounted present value of the payments is approximately $835,000 of which $297,000 was outstanding at March 31, 2002. The Company recorded the transaction as a purchase with a cost of approximately $3,300,000 of which $1,321,000 was goodwill. In a separate agreement, the Company paid RBG $300,000 for a non-compete agreement which will be amortized over three years. The Company raised $3,010,000 for the acquisition through a private placement of common stock and convertible debentures. (See Note 3)

This acquisition of assets, consisting primarily of plant and equipment of Terminor Processing & Trade BV and Ceramic Design International Holding BV, located in Hattem, The Netherlands, enabled the Company to expand operations through its new subsidiary, TOR Processing and Trade BV (TP&T). Using the acquired plant and equipment, TP&T manufactures ALUPREM, a very high quality specialty alumina for use in chips, cast polymers, bulk molding compounds, as well as, wire and cable applications. The Dutch plant also has the capability of manufacturing Boehmite which is used in the petroleum industry as a carrier for catalysts. Dr. Olaf Karasch, a mineralogist with 20 years experience in alumina processing, is TP&T's Managing Director and is based in Hattem.

In addition, certain equipment acquired from the closed Norwegian plant of Thermal Insulation Manufacturers BV is to be used in the Company's plants in Corpus Christi, Texas and Ipoh, Malaysia, to apply certain process technology to its titanium pigment. The Company paid $500,000 for the equipment acquired from the Norwegian plant.

3. Related Party Transactions

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

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson a 20.4% shareholder, through Paulson Ranch, Ltd. under which Paulson Ranch made a loan to the Company in the amount of $600,000. The principal balance outstanding on March 31, 2002 was $336,000. The new loan agreement with the bank will limit the payment of principal and interest on the loan with Paulson Ranch.

4. Long-Term Debt and Notes Payable to Banks
A summary of long-term debt follows:	March 31,	December 31,
	2002	2001
	-----------------	-----------------

Convertible subordinated debentures issued in a private placement on April 5, 2001, convert into 5-year term loans at 10% interest if not presented for conversion to Company's common stock by April 5, 2003	$2,682	$2,682
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0% due May 1, 2007	850	900
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.418% at March 31, 2002 due February, 2004	402	455
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.55% at March 31, 2002 due February, 2004	402	455
Other indebtedness, payable to Paulson Ranch, a related party, with an interest rate 10.0%, due April, 2005	336	336
Other indebtedness, payable to the Royal Begemann Group with an interest rate of 10.0%, due May 31, 2002	297	574
	-----------------	-----------------
Total	4,969	5,402
Less current maturities	886	1,894
	-----------------	-----------------
Total long-term debt	$4,083	$3,508
	==========	==========

Domestic Bank Facility

As reported in the 10-KSB, the Company's bank credit facility expired on June 1, 2002. As a result, the Company's term loan with Bank of America, N.A. (the "Bank"), in the amount of $900,000, as well as the $325,000 outstanding on its line of credit were due June 1, 2002. Since the annual report was filed, the Company has entered into a new loan agreement (the "Agreement") with the Bank. The Agreement, entered into by the Company and the Bank on May 1, 2002, amended and restated the loan agreement between the Bank and the Company dated August 31, 1995, as amended. The Agreement increased the Company's line of credit (the "Line") from $1,300,000 to $1,500,000 and refinanced the Company's term loan as noted below. This action, along with the payment of other current maturities has reduced the current portion of long term debt from $1,894,000 at December 31, 2001 to $886,000 at March 31, 2002.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the US operations. The covenants are calculated at the end of each quarter. For the quarter ending March 31, 2002, the Company was in compliance with all of the covenants contained in both the 1995 loan agreement, as well as the new Agreement dated May 1, 2002. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company's Line expires June 30, 2003. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $1,500,000 or (b) 80% of eligible accounts receivable and 25% of eligible inventory. At March 31, 2002, the Company had $1,025,000 outstanding on the Line and $275,000 was available to the Company on that date. Under the term of the new Agreement, the Company had $1,000,000 outstanding on the Line on May 1, 2002 and $500,000 available on that date. The Company anticipates accessing the maximum available funds from the Line during the second and third quarters of 2002.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Principal and interest payments are scheduled monthly commencing on June 1, 2002 and continuing through May 1, 2007. The monthly principal payment shall be $14,167.

The Company believes that the financial covenants established in the Agreement will be achieved based upon the Company's current and anticipated performance. Based upon the performance to date and management's expected performance for the remainder of fiscal 2002, including the availability under the Line, the Company believes that there is adequate liquidity to fund the Company's operations and to make the required principal payments under the term loan. However, material shortfalls or variances from anticipated performance could require the Company to seek a further amendment to the credit facility, seek alternate sources of financing, limit capital expenditures to an amount less than that currently anticipated or otherwise reduce expenses.

Foreign Bank Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $5,921,000. At March 31, 2002 TMM had utilized $2,946,000 of that facility, including $624,000 on the line of credit and $2,321,000 outstanding under an export credit refinancing facility ("ECR"). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days against customers' purchase orders.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At March 31, 2002 the outstanding principal balance on each of the two term leans was $402,000 for a total outstanding borrowing of $804.000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each.

In the past two years, the Company has significantly increased its level of borrowings. Such debt was incurred to finance the acquisition of TMM and the assets used to form TP&T, as well as debt associated with the operations of TMM. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $886,000 that matures in 2002. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

5. Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(in thousands, except per share amounts)	Three Months Ended March 31,
	----------------------------------
	2002	2001
	------------	------------
Numerator:
Net Income	$136	$(490)
Numerator for basic earnings per share - income available to common stockholders	136	(490)
	------------	------------
Effect of dilutive securities:	--	--
	------------	------------
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$136	$(490)

Denominator:
Denominator for basic earnings per share - weighted-average shares	5,595	5,279
Effect of dilutive securities: Employee stock options	3	--
Dilutive potential common shares	3	--	(1)
	------------	------------
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	5,598	5,279
	=======	=======
Basic earnings per common share:
Net Income	$0.02	$(0.09)
	=======	=======
Diluted earnings per common share:
Net Income	$0.02	$(0.09)
	=======	=======

___________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

Excluded from the calculation of diluted earnings per share were a total of 376,900 options at March 31, 2002 and 508,800 options at March 31, 2001. The options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

6. Foreign Currency Risk

The Company has direct operations in The Netherlands and Malaysia. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations.

7. Contingencies

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
(In thousands)	United States	Malaysia	Netherlands	Adjustments and Eliminations	Consolidated
Three months ended:
March 31, 2002
Sales Revenue:
Customer sales	$3,231	$456	$297	$--	$3,984
Intercompany sales	--	945	--	(945)	--
	-------------	-------------	-------------	-------------	-------------
Total Sales Revenue	$3,231	$1,401	$297	$(945)	$3,984
	========	========	========	========	========
Depreciation & Amortization	119	54	52	(10)	215
Interest income	68	--	--	(68)	--
Interest expense	45	36	68	(68)	81

Segment profit (loss)	$41	$258	$(254)	$91	$136
	========	========	========	========	========
Segment assets	$20,126	$14,594	$3,890	$(16,734)	$21,876
	========	========	========	========	========
March 31, 2001
Sales Revenue:
Customer sales	$3,110	$434	$--	$--	$3,544
Intercompany sales	--	203	--	(230)	--
	-------------	-------------	-------------	-------------	-------------
Total Sales Revenue	$3,110	$637	$--	$(203)	$3,544
	========	========	========	========	========
Depreciation & Amortization	126	57	--	(6)	177
Interest income	2	--	--	--	2
Interest expense	39	45	--	--	84

Segment profit (loss)	$(430)	$(78)	$--	$(18)	$(490)
	========	========	========	========	========
Segment assets	$15,602	$13,499	$--	$(11,185)	$17,916
	========	========	========	========	========

_______________________________________________

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products or based on contractual arrangements that existed prior to the Company's acquisition of TMM.

9. Derivatives and Hedging Activities

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

During the first quarter 2002, the Company had a swap agreement with Coral Energy Holdings, LP ("Coral Energy") to exchange monthly payments on notional quantities amounting to 57,000 MM Btu's. This contract was a derivative that had not been designated as a hedge. Under the swap agreement, the Company paid fixed prices averaging $4.6265 per MM Btu. For the year ended December 31, 2001, the Company marked the gas contract to market, recording a loss of $112,632. The Company recorded the loss as a component of "Cost of Goods Sold" on the income statement. The Company settled this swap agreement during the first quarter 2002, by paying cash of $136,000, recording an additional loss of $24,000.

On December 11, 2001, the Company entered into another natural gas contract to achieve the objectives of the hedging program. The Company has designated the contract as a cash flow hedge, with the expectation that it will be highly effective in helping the Company meet its cash flow objectives. The contract will be settled based on natural gas market prices for April 2002 through July 2002. The Company will pay fixed prices averaging $2.88 per MM Btu on notional quantities amounting to 62,000 MM Btu's. For the quarter ended March 31, 2002, the Company marked the gas contract to market, recording a gain of $28,412 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at March 31, 2002. The recognition of this gain had no effect on the Company's cash flow.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

Net sales increased $440,000 or 12.4% to $3,984,000 in the first quarter of 2002 compared with $3,544,000 in the same quarter last year. ALUPREM, manufactured at the operations in The Netherlands, accounted for $297,000 of the first quarter sales increase, while HITOX sales increased $108,000; BARTEX sales increased $71,000. HALTEX sales declined $137,000 during the same period. The balance of the increase was comprised of the sale of other products at both the US and Malaysian operations.

Gross Profit:

Gross profit for the first quarter of 2002 increased from 13.4% or $475,000 during the first quarter 2001 to 27.8% or $1,108,000 for the same period this year. The increase in gross profit was the result of several factors, including lower manufacturing costs related to natural gas and lower raw material costs related to the Company manufacturing its own raw materials through its subsidiary TMM.

Expenses:

Total selling, administrative and general expenses ("SG&A") increased from $884,000 during the first quarter of 2001, to $895,000 for the first quarter of 2002, an increase of 1.2%. The SG&A for the US Operation decreased $127,000 and $33,000 at TMM in Malaysia. The Company's subsidiary in The Netherlands, which was not acquired until the second quarter 2001, had SG&A expense for the first quarter 2002 of $171,000.

Interest Income:

During the first quarter 2001 interest income was $2,000. Due to lower cash balances during the first quarter 2002 the Company did not recognize any interest income.

Interest Expense:

Interest expense decreased $4,000 in the first quarter of 2002 as compared with the same quarter last year. TMM's interest expense decreased $10,000 due to the reduction in TMM's term loans; however, interest expense at the US Operation increased due to increased borrowing on the Company's Line.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards, the Company recorded no income tax expense during the first quarters of 2002 or 2001.

Liquidity and Capital Resources

During the first quarter 2002, working capital increased from $465,000 at December 31, 2001 to $676,000 at March 31, 2002. Accounts receivable increased $909,000 of which TP&T's accounts receivable accounted for 23% of the increase. Inventory decreased $518,000 due primarily to a reduction in the level of inventory maintained at the US Operation.

Cash decreased from $204,000 at December 31, 2001 to $171,000 at March 31, 2002. During the three-month period, the Company used cash in operating activities of $216,000, resulting from changes in working capital, with the largest change being the increase in accounts receivable. Net cash used in investing activities totaled $63,000 which was used for the purchase of production equipment. Net cash provided by financing activities was $218,000 due primarily to an increase in the Company's line of credit.

Domestic Bank Facility

As reported in the 10-KSB, the Company's bank credit facility expired on June 1, 2002. As a result, the Company's term loan with Bank of America, N.A. (the "Bank"), in the amount of $900,000, as well as the $325,000 outstanding on its line of credit were due June 1, 2002. Since the annual report was filed, the Company has entered into a new loan agreement (the "Agreement") with the Bank. The Agreement, entered into by the Company and the Bank on May 1, 2002, amended and restated the loan agreement between the Bank and the Company dated August 31, 1995, as amended. The Agreement increased the Company's line of credit (the "Line") from $1,300,000 to $1,500,000 and refinanced the Company's term loan as noted below. This action, along with the payment of other current maturities has reduced the current portion of long term debt from $1,894,000 at December 31, 2001 to $886,000 at March 31, 2002.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the US operations. The covenants are calculated at the end of each quarter. For the quarter ending March 31, 2002, the Company was in compliance with all of the covenants contained in both the 1995 loan agreement, as well as the new Agreement dated May 1, 2002. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company's Line expires June 30, 2003. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $1,500,000 or (b) 80% of eligible accounts receivable and 25% of eligible inventory. At March 31, 2002, the Company had $1,025,000 outstanding on the Line and $275,000 was available to the Company on that date. Under the term of the new Agreement, the Company had $1,000,000 outstanding on the Line on May 1, 2002 and $500,000 available on that date. The Company anticipates accessing the maximum available funds from the Line during the second and third quarters of 2002.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Principal and interest payments are scheduled monthly commencing on June 1, 2002 and continuing through May 1, 2007. The monthly principal payment shall be $14,167.

The Company believes that the financial covenants established in the Agreement will be achieved based upon the Company's current and anticipated performance. Based upon the performance to date and management's expected performance for the remainder of fiscal 2002, including the availability under the Line, the Company believes that there is adequate liquidity to fund the Company's operations and to make the required principal payments under the term loan. However, material shortfalls or variances from anticipated performance could require the Company to seek a further amendment to the credit facility, seek alternate sources of financing, limit capital expenditures to an amount less than that currently anticipated or otherwise reduce expenses.

Foreign Bank Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $5,921,000. At March 31, 2002 TMM had utilized $2,946,000 of that facility, including $624,000 on the line of credit and $2,321,000 outstanding under an export credit refinancing facility ("ECR"). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days against customers' purchase orders.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At March 31, 2002 the outstanding principal balance on each of the two term leans was $402,000 for a total outstanding borrowing of $804.000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each.

In the past two years, the Company has significantly increased its level of borrowings. Such debt was incurred to finance the acquisition of TMM and the assets used to form TP&T, as well as debt associated with the operations of TMM. As such, the Company is subject to all the risks associated with liabilities for borrowed money, including the risk that the Company will not be able to renew or extend indebtedness of $886,000 that matures in 2002. If the Company were unable to renew or extend such debt, the Company's financial position would be adversely affected. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

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

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits	Loan Agreement with Bank of America, N.A., dated May 1, 2002
Subordination Agreement between the Company, Paulson Ranch, Ltd., and Bank of America, N.A. dated May 1, 2002
(b)	Reports on Form 8-K	None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)
Date:	May 15, 2002	RICHARD L. BOWERS
Richard L. Bowers President and CEO
Date:	May 15, 2002	BARBARA RUSSELL
Barbara Russell Controller and Treasurer (Principal Accounting Officer)