Form 10QSB
period 2002-06-30
TOR MINERALS INTERNATIONAL INC
filed 2002-08-14
CIK 842295

3: x10qsb6-02

United States

Securities and Exchange Commission

Washington, D C 20549

____________________________

FORM 10-QSB

____________________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
Yes [ X ]	No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Shares Outstanding as of August 12, 2002
Common Stock, $0.25 par value	6,885,187

Transitional Small Business Disclosure Format (check one):
Yes [__]	No [ X ]

	Table of Contents
	Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations -- three months and six months ended June 30, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows -- six months ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	Part II - Other Information
Item 5	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		17

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(in thousands)

	June 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$84	$204
Trade accounts receivable, net	2,593	1,865
Other receivables	133	78
Inventories	4,327	4,988
Other current assets	331	95

Total current assets	7,468	7,230

Property, plant, and equipment	25,325	24,902
Accumulated depreciation	(12,873)	(12,215)

Property, plant, and equipment, net	12,452	12,687
Goodwill, net	1,283	1,283
Other assets	192	242

	$21,395	$21,442

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$698	$728
Accounts payable, other	188	142
Accrued expenses	493	682
Notes payable - Lines of credit	2,804	656
Export credit refinancing facility	1,139	2,663
Current maturities of long-term debt	596	1,894

Total current liabilities	5918	6,765
Long term debt, excluding current maturities	1,282	826
Other long-term debt, convertible debentures	2,682	2,682

Total liabilities	9,882	10,273
Commitments and Contingencies	--	--
Shareholder's equity:
Common stock $0.25 par value; authorized, 10,000 shares; 5,595 shares outstanding	1,399	1,399
Additional paid-in capital	15,447	15,447
Accumulated deficit	(5,339)	(5,677)
Other Comprehensive Income	6	--

Shareholder's equity	11,513	11,169

	$21,395	$21,442

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net sales	$4,173	$4,028	$8,157	$7,572
Costs and expenses:
Cost of products sold	3,055	3,125	5,931	6,194

Gross profit	1,118	903	2,226	1,378
Selling, administrative and general	851	794	1,746	1,678

Operating income (loss)	267	109	480	(300)
Other income (expenses):
Interest income	--	15	--	17
Interest expense	(75)	(116)	(155)	(200)
Other, net	10	1	13	2

Income (loss) before income tax	202	9	338	(481)
Provision for income tax	--	--	--	--

Net income (loss)	202	9	338	(481)

Other comprehensive income, net of tax:
Unrealized gain on natural gas hedge	6	--	6

Comprehensive income (loss)	$208	$9	$344	$(481)

Earnings (loss) per common share:
Basic	$0.04	$0.00	$0.06	$(0.09)
Diluted	$0.04	$0.00	$0.06	$(0.09)

Weighted average common shares and equivalents outstanding
Basic	5,595	5,580	5,595	5,431
Diluted	5,601	5,589	5,599	5,431	(1)

(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$338	$(481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	390	336
Amortization	50	13
Changes in working capital:
Receivables	(783)	(417)
Inventories	661	1,535
Other current assets	(230)	(106)
Accounts payable and accrued expenses	(173)	(159)

Net cash provided by operating activities	253	721

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of TP&T's Assets from RBG	--	(2,782)
Additions to property, plant and equipment	(155)	(784)

Net cash used in investing activities	(155)	(3,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Proceeds from long-term bank debt	850	1,000
Payments on long-term bank debt	(914)	(1,300)
Proceeds from bank line of credit	2,470	1,550
Payments on bank line of credit	(1,495)	(800)
Proceeds from other long-term debt	--	600
Payments on other long-term debt	(568)	(581)
Foreign financing activities:
Proceeds from long-term bank debt	--	1,351
Payments on long-term bank debt	(210)	(1,581)
Proceeds from bank line of credit	1,446	977
Payments on bank line of credit	(273)	(549)
Proceeds from export credit refinancing facility	2,969	--
Payments on export credit refinancing facility	(4,493)	(557)
Other financing activities:
Proceeds from long-term bank debt	--	2,709
Payments on long-term bank debt	--	301

Net cash provided by (used in) financing activities	(218)	3,120

Net decrease in cash and cash equivalents	(120)	275
Cash and cash equivalents at beginning of year	204	128

Cash and cash equivalents at end of period	$84	$403

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2002	2001

Supplemental cash flow disclosures:
Interest paid	$164	$193

Non-cash investing activities:
Fair value of assets acquired	$--	$2,013
Goodwill acquired	--	1,304
Non-compete agreement acquired	--	300
Debt issued	--	(835)

Cash paid for acquisition	$--	$2,782

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

TMM measures and records its transactions in terms of the local Malaysian currency, the ringgit, which is also the functional currency. Malaysia imposed capital controls and fixed its ringgit currency at 3.8 ringgits per 1 U.S. dollar in September 1998. The Malaysian government has not changed the fixed exchange rate since that time. However, there can be no assurance that the Malaysian government will maintain the currency fixed rate of exchange.

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

Income Taxes

The Company has not recorded any income tax expense during 2002 as it expects to utilize net operating loss carryforwards to offset substantially all taxable income.

2. Acquisition of Assets from the Royal Begemann Group

On May 16, 2001, the Company finalized an asset purchase agreement (the "Purchase Agreement") with the Royal Begemann Group (RBG), a Netherlands holding company, to acquire designated assets of Terminor Processing & Trade BV, Ceramic Design International Holding BV, and Thermal Insulation Manufacturers BV. Pursuant to the terms of the Purchase Agreement, the Company paid $2,300,000 and agreed to pay RBG an additional $900,000 in three (3) equal installments beginning January 31, 2002. The discounted present value of the payments is approximately $835,000 of which $6,000 was outstanding at June 30, 2002. The Company recorded the transaction as a purchase with a cost of approximately $3,300,000 including transaction costs of $100,000 and goodwill of $1,321,000. In a separate agreement, the Company paid RBG $300,000 for a non-compete agreement which will be amortized over three years. The Company raised $3,010,000 for the acquisition through a private placement of common stock and convertible debentures. (See Note 3)

This acquisition of assets, consisting primarily of plant and equipment of Terminor Processing & Trade BV and Ceramic Design International Holding BV, located in Hattem, The Netherlands, enabled the Company to expand operations through its new subsidiary, TOR Processing and Trade BV (TP&T). Using the acquired plant and equipment, TP&T manufactures ALUPREM, a very high quality specialty alumina for use in chips, cast polymers, bulk molding compounds, as well as, wire and cable applications. The Dutch plant also has the capability of manufacturing Boehmite which is used in the petroleum industry as a carrier for catalysts. Dr. Olaf Karasch, a mineralogist with 20 years experience in alumina processing, is TP&T's Managing Director and is based in Hattem.

In addition, certain equipment acquired from the closed Norwegian plant of Thermal Insulation Manufacturers BV (TIM) is to be used in the Company's plants in Corpus Christi, Texas and Ipoh, Malaysia, to apply certain process technology to its titanium pigment. The Company paid $500,000 for the equipment acquired from the Norwegian plant.

3. Related Party Transactions

In April 2001 the Company raised $3,010,000 in a private placement of common stock and convertible debentures. The Company used the proceeds to purchase certain assets from the RBG, a Netherlands holding company.

In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. Each purchaser in the private placement received a combination of common stock and convertible debentures. The terms of the private placement were agreed to in arms length negotiations with two lead investors who had no previous investment in or relationship to the Company but invested approximately 2/3 of the total amount raised. An additional outside investor and five officers and directors of the Company purchased the remaining 1/3 of the stock and convertible debentures on the same terms as those agreed to with the lead investor.

The common stock was priced in the private placement at $1.00 per share (slightly above the previous closing price), and the conversion price for the shares of common stock issuable upon conversion of the debentures is $1.80. The debentures bear no interest for 2 years, and are secured by security interests in substantially all of the Company's assets. The lien securing the debentures is subordinated to the Bank (See Note 5). On April 5, 2003 the debentures will be automatically converted into 5 year secured term notes bearing interest at the rate of 10% per annum, unless the holders of the debentures exercise the option to convert them into common stock at the $1.80 per share conversion rate. On December 14, 2001, Richard Bowers, the Company's President and Chief Executive Officer, exercised his option to convert 15,000 debentures for common stock at the $1.80 per share conversion rate. On August 9, 2002, Bernard Paulson, David Hartman, Douglas Hartman, Thomas Pauken, Craig Epperson and Christopher McGougan exercised their option(s) to convert 1,290,000 debentures for common stock at the $1.80 per share conversion rate. The carrying value of the debentures converted to common stock on August 9, 2002 totaled $2,322,000, leaving 200,000 debentures with a carrying value of $360,000 outstanding after this conversion.

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

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson a 20.4% shareholder, through Paulson Ranch, Ltd. under which Paulson Ranch made a loan to the Company in the amount of $600,000. The principal balance outstanding on June 30, 2002 was $336,000. The new loan agreement with the bank will limit the payment of principal and interest on the loan with Paulson Ranch.

4. Foreign Currency Risk

The Company has direct operations in The Netherlands and Malaysia. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations.

5. Long-Term Debt and Notes Payable to Banks
A summary of long-term debt follows:	June 30,	December 31,
	2002	2001

Convertible subordinated debentures issued in a private placement on April 5, 2001, convert into 5-year term loans at 10% interest if not presented for conversion to Company's common stock by April 5, 2003	$2,682	$2,682
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0% due May 1, 2007	836	900
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.418% at June 30, 2002 due February, 2004	350	455
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.55% at June 30, 2002 due February, 2004	350	455
Other indebtedness, payable to Paulson Ranch, a related party, with an interest rate 10.0%, due April, 2005	336	336
Other indebtedness, payable to the Royal Begemann Group with an interest rate of 10.0%, due May 31, 2002	6	574

Total	4,560	5,402
Less current maturities	596	1,894

Total long-term debt	$3,964	$3,508

Domestic Bank Facility

As reported in the 10-KSB, the Company's bank credit facility expired on June 1, 2002. As a result, the Company's term loan with Bank of America, N.A. (the "Bank"), in the amount of $900,000, as well as the $325,000 outstanding on its line of credit were due June 1, 2002. Since the annual report was filed, the Company has entered into a new loan agreement (the "Agreement") with the Bank. The Agreement, entered into by the Company and the Bank on May 1, 2002, amended and restated the loan agreement between the Bank and the Company dated August 31, 1995, as amended. The Agreement increased the Company's line of credit (the "Line") from $1,300,000 to $1,500,000 and extended the Company's term loan as noted below. This action, along with the payment of other current maturities has reduced the current portion of long term debt from $1,894,000 at December 31, 2001 to $596,000 at June 30, 2002.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the US operations. The covenants are calculated at the end of each quarter. For the quarter ending June 30, 2002, the Company was in compliance with all of the covenants contained in the Agreement dated May 1, 2002. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company's Line expires June 30, 2003. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $1,500,000 or (b) 80% of eligible accounts receivable and 25% of eligible inventory. At June 30, 2002, the Company had $1,300,000 outstanding on the Line and $200,000 was available to the Company on that date. The Company anticipates accessing the maximum available funds from the Line during the third and fourth quarters of 2002.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal and interest payments are commenced on June 1, 2002 and continue through May 1, 2007. The monthly principal payment is $14,167. At June 30, 2002, the balance on the term loan was $836,000.

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

Foreign Bank Facilities

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $5,921,000. At June 30, 2002 TMM had utilized $2,445,000 of that facility, including $1,306,000 on the line of credit and $1,139,000 outstanding under an export credit refinancing facility ("ECR"). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days against customers' purchase orders.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At June 30, 2002 the outstanding principal balance on each of the two term loans was $350,000 for a total outstanding borrowing of $700,000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each.

The Company's subsidiary, TP&T, has a loan agreement with a bank in The Netherlands, Rabobank, which provide a total short term credit facility of $250,000. At June 30, 2002 TP&T had utilized $200,000 of that facility.

In the past two years, the Company has significantly increased its level of borrowings. Such debt was incurred to finance the acquisition of TMM and purchase the assets used to form TP&T, as well as debt associated with the operations of TMM. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

6. Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

Goodwill

The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under the provisions of SFAS 142, the value of the Company's goodwill (with a carrying value of $1,283,000) will no longer be subject to amortization but will be reviewed at least annually for impairment, or more frequently if impairment indicators exists. To ensure that the impairment test is performed consistently, the Company has elected to use October 1 as its annual measurement date. The impairment test under SFAS 142 is a two-step process. The first step is a screen for potential impairment. If impairment is identified in step one, the second step is completed to measure the amount of the impairment.

In addition to the annual impairment test, SFAS 142 requires the completion of a transitional impairment test upon adoption. The Company completed the first of the required SFAS 142 transitional impairment tests during the second quarter of 2002 and concluded that there was no impairment of recorded goodwill, as the fair value of its reporting units exceeded their carrying amount as of January 1, 2002. Therefore the second step of the transitional impairment test under SFAS 142 was not required to be performed. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

Net income and earnings per share for the second quarter and first six months of fiscal year 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

Pro Forma (Unaudited)

($000s except for earnings-per-share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income:
Reported net income	$202	$9	$338	$(481)
Goodwill amortization	--	5	--	5

Adjusted net income	$202	$14	$338	$(476)

Basic earnings per share:
Reported basic earnings per share	$0.04	$--	$0.06	$(0.09)
Goodwill amortization	--	--	--	--

Adjusted basic earnings per share	$0.04	$--	$0.06	$(0.09)

Diluted earnings per share:
Reported diluted earnings per share	$0.04	$--	$0.06	$(0.09)
Goodwill amortization	--	--	--	--
Adjusted diluted earnings per share	$0.04	$--	$0.06	$(0.09)

Because the goodwill is related to an acquisition completed in May 2001, there would be no impact on the first quarter 2001 results assuming that Statement 142 had been adopted on January 1, 2001.

Definite-lived Intangibles

The Company adopted the provisions of SFAS 141effective January 1, 2002. In connection with the Company's purchase of assets from the Royal Begemann Group (described in further detail in Note 2), the Company recorded intangible assets related to non-compete agreements in the amount of $300,000. These intangible assets will be amortized over three years. As of June 30, 2002, the Company had accumulated amortization of $108,000 related to these assets. The following table shows the estimated amortization expense to be incurred related to the non-compete agreements for each of the next five years:

Year Ended December 31,	Estimated Amortization Expense
2002	$ 100,000
2003	$ 92,000
2004	--
2005	--
2006	--

The Company has no indefinite-lived intangible assets.

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

During the first quarter 2002, the Company had a swap agreement with Coral Energy Holdings, LP ("Coral Energy") to exchange monthly payments on notional quantities amounting to 57,000 MM Btu's. This contract was a derivative that had not been designated as a hedge. Under the swap agreement, the Company paid fixed prices averaging $4.6265 per MM Btu. For the year ended December 31, 2001, the Company marked the gas contract to market, recording a loss of $113,000. The Company recorded the loss as a component of "Cost of Goods Sold" on the income statement. The Company settled this swap agreement during the first quarter 2002, by paying cash of $136,000, recording an additional loss of $23,000.

On December 11, 2001, the Company entered into another natural gas contract to achieve the objectives of the hedging program. The Company has designated the contract as a cash flow hedge, with the expectation that it will be highly effective in helping the Company meet its cash flow objectives. The contract will be settled based on natural gas market prices for April 2002 through July 2002. The Company will pay fixed prices averaging $2.88 per MM Btu on notional quantities amounting to 62,000 MM Btu's. For the quarter ended June 30, 2002, the Company marked the gas contract to market, recording a gain of $6,000 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at June 30, 2002. The recognition of this gain had no effect on the Company's cash flow.

9. Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Numerator:
Net Income	$202	$9	$338	$(481)
Numerator for basic earnings per share - income available to common stockholders	202	9	338	(481)

Effect of dilutive securities:	--	--	--	--

Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$202	$9	$338	$(481)

Denominator:
Denominator for basic earnings per share - weighted-average shares	5,595	5,580	5,595	5,431
Effect of dilutive securities: Employee stock options	6	9	4	--

Dilutive potential common shares	6	9	4	--	(1)

Denominator for diluted earnings per share - weighted-average shares and assumed conversions	5,601	5,589	5,599	5,431

Basic earnings per common share:
Net Income	$0.04	$0.00	$0.06	$(0.09)

Diluted earnings per common share:
Net Income	$0.04	$0.00	$0.06	$(0.09)

___________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

Excluded from the calculation of diluted earnings per share were a total of 336,400 options at June 30, 2002 and 372,900 options at June 30, 2001, which would have an antidilutive effect.

10. Business Segment Information

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
(In thousands)	United States	Netherlands	Malaysia	Adjustments and Eliminations	Consolidated

Three months ended:
June 30, 2002
Sales Revenue:
Customer sales	$3,143	$481	$549	$--	$4,173
Inter-company sales	--	--	--	--	--

Total Sales Revenue	$3,143	$481	$549	$--	$4,173

Depreciation & Amortization	115	53	63	(6)	225
Interest income	68	--	--	(68)	--
Interest expense	35	68	40	(68)	75

Segment profit (loss)	$110	$(187)	$(130)	$409	$202

June 30, 2001
Sales Revenue:
Customer sales	$3,420	$139	$469	$--	$4,028
Inter-company sales	--	--	483	(483)	--

Total Sales Revenue	$3,420	$139	$952	$(483)	$4,028

Depreciation & Amortization	125	22	34	(9)	172
Interest income	35	--	--	(20)	15
Interest expense	73	20	43	(20)	116

Segment profit (loss)	$127	$(78)	$(22)	$(18)	$9

Six months ended:
June 30, 2002
Sales Revenue:
Customer sales	$6,374	$778	$1,005	$--	$8,157
Inter-company sales	--	--	945	(945)	--

Total Sales Revenue	$6,374	$778	$1,950	$(945)	$8,157

Depreciation & Amortization	234	105	117	(16)	440
Interest income	135	--	--	(135)	--
Interest expense	80	135	76	(135)	156

Segment profit (loss)	$151	$(441)	$128	$500	$338

Segment assets	$18,980	$4,016	13,700	$(15,301)	$21,395

June 30, 2001
Sales Revenue:
Customer sales	$6,529	$139	$904	$--	$7,572
Inter-company sales	--	--	686	(686)	--

Total Sales Revenue	$6,529	$139	$1,590	$(686)	$7,572

Depreciation & Amortization	251	22	91	(15)	349
Interest income	37	--	--	(20)	17
Interest expense	112	20	88	(20)	200

Segment profit (loss)	$(304)	$(78)	$(101)	$2	$(481)

Segment assets	$19,148	$3,970	$12,810	$(14,390)	$21,538

_______________________________________________

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products or based on contractual arrangements that existed prior to the Company's acquisition of TMM.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

Net sales increased $145,000 or 3.6% to $4,173,000 in the second quarter of 2002 compared with $4,028,000 in the same quarter 2001. ALUPREM, manufactured at the operations in The Netherlands, accounted for $342,000 of the second quarter sales increase and BARTEX sales increased $81,000. HITOX sales were down $188,000; HALTEX sales declined $22,000; and other products were down $68,000 during the same period. For the first six months of 2002, net sales increased $585,000 or 7.7% to $8,157,000 at June 30, 2002 compared to $7,572,000 for the same period 2001. Year to date, sales at the Corpus Christi location are down $156,000 compared to the same period 2001, however, sales at the operation in the Netherlands have increased $639,000 and sales at the operation in Malaysia have increased $102,000.

Gross Profit:

Gross profit for the second quarter of 2002 increased $215,000 or 23.8% from $903,000 during the second quarter 2001 to $1,118,000 for the three-month period ending June 30, 2002. Year to date, gross profit has increased $848,000 or 61.5% to $2,226,000 or 27.3% for the six-month period ending June 30, 2002 as compared to $1,378,000 or 18.2% for the same period 2001. The increase in gross profit is the result of several factors, including lower manufacturing costs related to natural gas and lower raw material costs related to the Company manufacturing its own raw materials through its subsidiary TMM.

Expenses:

Total selling, administrative and general expenses ("SG&A") increased from $794,000 during the second quarter of 2001, to $851,000 for the second quarter of 2002, an increase of 7.2%. For the six-month period ending June 30, 2002, SG&A increased $68,000 or 4.1%. SG&A expenses for the Company's subsidiary in The Netherlands increased $241,000 from the same period 2001 which included expenses for only six weeks. Compared to the same period 2001, SG&A expenses for the US Operation decreased 13.0% and 6.7% at the operation in Malaysia.

Interest Income:

During the second quarter 2001 interest income was $15,000 and $17,000 for the three-month and six-month periods end June 30, 2001 respectively. Due to lower cash balances during both the first and second quarter 2002 the Company has not recognized any interest income.

Interest Expense:

Interest expense decreased $41,000 in the second quarter of 2002 as compared with the same quarter 2001 due to a reduction in debt at the US Operation. For the six-month period ending June 30, 2002, interest expense decreased $45,000 as compared to the same period 2001. The reduction in year to date interest expense was a result of a reduction in debt at both the Malaysian and the US Operations.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards, the Company recorded no income tax expense during either the first or the second quarters of 2002 or 2001.

Liquidity and Capital Resources

During the second quarter 2002, working capital increased from $465,000 at December 31, 2001 to $1,550,000 at June 30, 2002. The increase in working capital was significantly impacted by the reclassification of current maturities to long term maturities. Accounts receivable increased $783,000 of which TP&T's accounts receivable accounted for 14% of the increase. Inventory decreased $661,000 due primarily to a reduction in the level of inventory maintained at the US Operation. The Company's combined lines of credit increased $2,148,000 from December 31, 2001 to June 30, 2002; however, the export credit refinancing facility decreased from $1,524,000 during the same six-month period.

Cash decreased from $204,000 at December 31, 2001 to $84,000 at June 30, 2002. During the six-month period, operating activities provided cash of $253,000 to the Company, resulting from changes in working capital, with the largest change being the increase in accounts receivable. Net cash used in investing activities totaled $155,000 which was used for the purchase of production equipment. Net cash used in financing activities totaled $218,000 related to debt reduction.

Domestic Bank Facility

As reported in the 10-KSB, the Company's bank credit facility expired on June 1, 2002. As a result, the Company's term loan with Bank of America, N.A. (the "Bank"), in the amount of $900,000, as well as the $325,000 outstanding on its line of credit were due June 1, 2002. Since the annual report was filed, the Company has entered into a new loan agreement (the "Agreement") with the Bank. The Agreement, entered into by the Company and the Bank on May 1, 2002, amended and restated the loan agreement between the Bank and the Company dated August 31, 1995, as amended. The Agreement increased the Company's line of credit (the "Line") from $1,300,000 to $1,500,000 and extended the Company's term loan as noted below. This action, along with the payment of other current maturities has reduced the current portion of long term debt from $1,894,000 at December 31, 2001 to $596,000 at June 30, 2002.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the US operations. The covenants are calculated at the end of each quarter. For the quarter ending June 30, 2002, the Company was in compliance with all of the covenants contained in the Agreement dated May 1, 2002. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company's Line expires June 30, 2003. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $1,500,000 or (b) 80% of eligible accounts receivable and 25% of eligible inventory. At June 30, 2002, the Company had $1,300,000 outstanding on the Line and $200,000 was available to the Company on that date. The Company anticipates accessing the maximum available funds from the Line during the third and fourth quarters of 2002.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal and interest payments commenced on June 1, 2002 and continue through May 1, 2007. The monthly principal payment is $14,167. At June 30, 2002, the balance on the term loan was $836,000.

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

Foreign Bank Facilities

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $5,921,000. At June 30, 2002 TMM had utilized $2,445,000 of that facility, including $1,306,000 on the line of credit and $1,139,000 outstanding under an export credit refinancing facility ("ECR"). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days against customers' purchase orders.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At June 30, 2002 the outstanding principal balance on each of the two term loans was $350,000 for a total outstanding borrowing of $700,000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each.

The Company's subsidiary, TP&T, has a loan agreement with a bank in The Netherlands, Rabobank, which provide a total short term credit facility of $250,000. At June 30, 2002 TP&T had utilized $200,000 of that facility.

In the past two years, the Company has significantly increased its level of borrowings. Such debt was incurred to finance the acquisition of TMM and purchase the assets used to form TP&T, as well as debt associated with the operations of TMM. Further, the terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

Conversion of Debentures

In April 2001 the Company raised $3,010,000 in a private placement of common stock and convertible debentures. Each purchaser in the private placement received a combination of common stock and convertible debentures. (See Note 3 of the Notes to the Financial Statements). On December 14, 2001, Richard Bowers, the Company's President and Chief Executive Officer, exercised his option to convert 15,000 debentures for common stock at the $1.80 per share conversion rate. On August 9, 2002, Bernard Paulson, David Hartman, Douglas Hartman, Thomas Pauken, Craig Epperson and Christopher McGougan exercised their option(s) to convert 1,290,000 of the 1,490,000 remaining debentures for common stock at the conversion rate of $1.80 per share. The carrying value of the debentures converted to common stock on August 9, 2002 totaled $2,322,000, leaving 200,000 debentures with a carrying value of $360,000 outstanding after this conversion. (See Item 5)

Forward Looking Information

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

Part II - Other Information

Item 5. Other Information

In April 2001 the Company raised $3,010,000 in a private placement of common stock and convertible debentures. Each purchaser in the private placement received a combination of common stock and convertible debentures. (See Note 3 of the Notes to the Financial Statements). On December 14, 2001, Richard Bowers, the Company's President and Chief Executive Officer, exercised his option to convert 15,000 debentures for common stock at the $1.80 per share conversion rate. On August 9, 2002, Bernard Paulson, David Hartman, Douglas Hartman, Thomas Pauken, Craig Epperson and Christopher McGougan exercised their option(s) to convert 1,290,000 of the 1,490,000 remaining debentures for common stock at the conversion rate of $1.80 per share. The carrying value of the debentures converted to common stock on August 9, 2002 totaled $2,322,000, leaving 200,000 debentures with a carrying value of $360,000 outstanding after this conversion. (See Item 2)

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit 99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K	None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 14, 2002	RICHARD L. BOWERS
Richard L. Bowers President and CEO

Date:	August 14, 2002	BARBARA RUSSELL
Barbara Russell Controller and Treasurer (Principal Accounting Officer)