Form 10QSB
period 2002-09-30
TOR MINERALS INTERNATIONAL INC
filed 2002-11-05
CIK 842295

United States

Securities and Exchange Commission

Washington, D C 20549

____________________________

FORM 10-QSB

____________________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
Yes [ X ]	No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Shares Outstanding as of November 1, 2002
Common Stock, $0.25 par value	6,885,587

Transitional Small Business Disclosure Format (check one):
Yes [__]	No [ X ]

	Table of Contents
	Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -- September 30, 2002 and December 31, 2001	3
	Condensed Consolidated Statements of Operations -- three months and nine months ended September 30, 2002 and 2001	4
	Condensed Consolidated Statements of Cash Flows -- nine months ended September 30, 2002 and 2001	5
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

	Part II - Other Information

Item 4	Controls and Procedures	19

Item 5	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		19

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(in thousands)

	September 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$94	$204
Trade accounts receivable, net	2,534	1,865
Other receivables	111	78
Inventories	4,547	4,988
Other current assets	481	95

Total current assets	7,767	7,230

Property, plant, and equipment	25,193	24,902
Accumulated depreciation	(12,820)	(12,215)

Property, plant, and equipment, net	12,373	12,687
Goodwill, net	1,283	1,283
Other assets	167	242

	$21,590	$21,442

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$961	$728
Accounts payable, other	171	142
Accrued expenses	678	682
Notes payable - Lines of credit	2,749	656
Export credit refinancing facility	969	2,663
Current maturities of long-term debt	590	1,894

Total current liabilities	6,118	6,765
Long term debt, excluding current maturities	1,134	826
Other long-term debt, convertible debentures	360	2,682

Total liabilities	7,612	10,273
Commitments and Contingencies		--
Shareholder's equity:
Common stock $0.25 par value; authorized, 10,000 shares; 6,885 shares outstanding	1,721	1,399
Additional paid-in capital	17,447	15,447
Accumulated deficit	(5,202)	(5,677)
Other Comprehensive Income	12	--

Shareholder's equity	13,978	11,169

	$21,590	$21,442

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001		2002	2001

Net sales	$4,220	$3,787		$12,377	$11,359
Costs and expenses:
Cost of products sold	3,136	2,882		9,067	9,076

Gross profit	1,084	905		3,310	2,283
Selling, administrative and general	878	844		2,624	2,522

Operating income (loss)	206	61		686	(239)
Other income (expenses):
Interest income	-	1		-	18
Interest expense	(86)	(112)		(241)	(312)
Other, net	17	3		30	5

Income (loss) before income tax	137	(47)		475	(528)
Provision for income tax	-	-		-	-

Net income (loss)	137	(47)		475	(528)

Other comprehensive income, net of tax:
Unrealized gain on natural gas hedge	12	-		12	-

Comprehensive income (loss)	$149	$(47)		$487	$(528)

Earnings (loss) per common share:
Basic	$0.02	$(0.01)		$0.08	$(0.10)
Diluted	$0.02	$(0.01)		$0.08	$(0.10)

Weighted average common shares and equivalents outstanding
Basic	6,521	5,580		5,907	5,481
Diluted	6,556	5,580	(1)	5,922	5,481	(1)

(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$475	$(528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	586	537
Amortization	75	53
(Gain) Loss on sale of property, plant and equipment	(4)	-
Other Assets	-	12
Changes in working capital:
Receivables	(702)	(296)
Inventories	441	1,401
Other current assets	(374)	(55)
Accounts payable and accrued expenses	258	93

Net cash provided by operating activities	755	1,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of TP&T's Assets from RBG	-	(2,782)
Additions to property, plant and equipment	(272)	(947)
Proceeds from sale of property, plant and equipment	4	-

Net cash used in investing activities	(268)	(3,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Proceeds from long-term bank debt	850	1,000
Payments on long-term bank debt	(957)	(1,350)
Proceeds from bank line of credit	3,300	1,550
Payments on bank line of credit	(2,445)	(1,550)
Proceeds from other long-term debt	-	600
Payments on other long-term debt	(574)	(706)
Foreign financing activities:
Proceeds from long-term bank debt	-	1,351
Payments on long-term bank debt	(315)	(1,687)
Proceeds from bank lines of credit	1,973	977
Payments on bank lines of credit	(735)	(545)
Proceeds from export credit refinancing facility	4,200	1,149
Payments on export credit refinancing facility	(5,894)	(1,197)
Other financing activities:
Proceeds from issuance of convertible debentures	-	2,709
Proceeds from issuance of common stock and exercise of common stock options	-	301

Net cash provided by (used in) financing activities	(597)	2,602

Net decrease in cash and cash equivalents	(110)	90
Cash and cash equivalents at beginning of year	204	128

Cash and cash equivalents at end of period	$94	$218

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2002	2001

Supplemental cash flow disclosures:
Interest paid	$308	$272

Non-cash investing activities:
Fair value of assets acquired	$--	$2,013
Goodwill acquired	--	1,304
Non-compete agreement acquired	--	300
Debt issued	--	(835)

Cash paid for acquisition	$--	$2,782

Non-cash financing activities:
Conversion of long term debt to common stock	$2,322	$--

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

Income Taxes

The Company has not recorded any income tax expense during 2002 as it expects to utilize net operating loss carry-forwards to offset substantially all taxable income.

2. Acquisition of Assets from the Royal Begemann Group

On May 16, 2001, the Company finalized an asset purchase agreement (the "Purchase Agreement") with the Royal Begemann Group (RBG), a Netherlands holding company, to acquire designated assets of Terminor Processing & Trade BV, Ceramic Design International Holding BV, and Thermal Insulation Manufacturers BV. Pursuant to the terms of the Purchase Agreement, the Company paid $2,300,000 and an additional $900,000 (discounted present value of the payments is approximately $835,000) in three (3) equal installments which were paid in January, March and May 2002. The Company recorded the transaction as a purchase with a cost of $3,300,000 including transaction costs of $100,000 and goodwill of $1,321,000. In a separate agreement, the Company paid RBG $300,000 for a non-compete agreement which will be amortized over three years. The Company raised $3,010,000 for the acquisition through a private placement of common stock and convertible debentures. (See Note 3)

This acquisition of assets, consisting primarily of plant and equipment of Terminor Processing & Trade BV and Ceramic Design International Holding BV, located in Hattem, The Netherlands, enabled the Company to expand operations through its new subsidiary, TOR Processing and Trade BV (TP&T). Using the acquired plant and equipment, TP&T manufactures ALUPREM, a very high quality specialty alumina for use in chips, cast polymers, bulk molding compounds, as well as, wire and cable applications. The Dutch plant also has the capability of manufacturing Boehmite which is used in the petroleum industry as a carrier for catalysts. Dr. Olaf Karasch, a mineralogist with 20 years experience in alumina processing, is TP&T's Managing Director and is based in Hattem.

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

In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. Each purchaser in the private placement received a combination of common stock and convertible debentures. The terms of the private placement were agreed to with two lead investors who had no previous investment in or relationship to the Company but invested approximately 2/3 of the total amount raised. An additional outside investor and five officers and directors of the Company purchased the remaining 1/3 of the stock and convertible debentures on the same terms as those agreed to with the lead investor.

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

On December 14, 2001, Richard Bowers, the Company's President and Chief Executive Officer, exercised his option to convert 15,000 debentures for common stock at the $1.80 per share conversion rate. On August 9, 2002, Bernard Paulson, David Hartman, Douglas Hartman, Thomas Pauken, Craig Epperson and Christopher McGougan exercised their option(s) to convert 1,290,000 debentures for common stock at the $1.80 per share conversion rate. The carrying value of the debentures converted to common stock on August 9, 2002 totaled $2,322,000, leaving 200,000 debentures with a carrying value of $360,000 outstanding after this conversion. Unless the holder of the remaining 200,000 debentures exercises the option to convert them into common stock at the $1.80 per share conversion rate, they will be automatically converted into a 5 year secured term note bearing interest at the rate of 10% per annum on April 5, 2003.

The lead investors are affiliates of Hartman & Associates, Inc. of Austin, Texas. Under the terms of their investments, Hartman & Associates was permitted to designate two persons as directors of the Company, and David A. Hartman and Douglas M. Hartman were so designated, and joined the Company's Board of Directors at a subsequent board meeting.

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson a 17.0% shareholder, through Paulson Ranch, Ltd. under which Paulson Ranch made a loan to the Company in the amount of $600,000. The principal balance outstanding on September 30, 2002 was $336,000. The new loan agreement with the bank will limit the payment of principal and interest on the loan with Paulson Ranch.

4. Foreign Currency Risk

The Company has direct operations in The Netherlands and Malaysia. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations.

5. Long-Term Debt and Notes Payable to Banks
A summary of long-term debt follows:	September 30,	December 31,
	2002	2001

Convertible subordinated debentures issued in a private placement on April 5, 2001, convert into 5-year term loans at 10% interest if not presented for conversion to Company's common stock by April 5, 2003	$360	$2,682
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0% due May 1, 2007	793	900
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.418% at September 30, 2002 due February, 2004	297	455
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.55% at September 30, 2002 due February, 2004	298	455
Other indebtedness, payable to Paulson Ranch, a related party, with an interest rate 10.0%, due April, 2005	336	336
Other indebtedness, payable to the Royal Begemann Group with an interest rate of 10.0%, due May 31, 2002	-	574

Total	2,084	5,402
Less current maturities	590	1,894

Total long-term debt	$1,494	$3,508

Domestic Bank Facility

As reported in the 10-KSB, the Company's bank credit facility expired on June 1, 2002. As a result, the Company's term loan with Bank of America, N.A. (the "Bank"), in the amount of $900,000, as well as the $325,000 outstanding on its line of credit were due June 1, 2002. Since the annual report was filed, the Company has entered into a new loan agreement with the Bank. The loan agreement, entered into by the Company and the Bank on May 1, 2002, amended and restated the loan agreement between the Bank and the Company dated August 31, 1995, as amended. The loan agreement increased the Company's line of credit (the "Line") from $1,300,000 to $1,500,000 and extended the Company's term loan as noted below.

On August 23, 2002, the Company and the Bank entered into a new loan agreement (the "Agreement"). The Agreement amended and restated the loan agreement between the Bank and the Company dated May 1, 2002. The Agreement, which matures on August 31, 2003, increased the Company's Line from $1,500,000 to $3,000,000.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of both the US operations and the consolidated operations. The covenants are calculated at the end of each quarter. For the quarter ending September 30, 2002, the Company was in compliance with all of the covenants contained in the Agreement dated August 23, 2002. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company's Line expires August 31, 2003. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $3,000,000 or (b) 80% of eligible accounts receivable and 50% of eligible inventory. At September 30, 2002, the Company had $1,180,000 outstanding on the Line and $1,820,000 was available to the Company on that date. The Company anticipates accessing the maximum available funds from the Line during the second quarter of 2003 to fund the purchase of raw materials.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal and interest payments commenced on June 1, 2002 and continue through May 1, 2007. The monthly principal payment is $14,167. At September 30, 2002, the balance on the term loan was $793,000.

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

Foreign Bank Facilities

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $5,921,000. At September 30, 2002 TMM had utilized $2,292,000 of that facility, including $1,323,000 on the line of credit and $969,000 outstanding under an export credit refinancing facility ("ECR"). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days against customers' purchase orders.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At September 30, 2002 the outstanding principal balance on the two term loans was $595,000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each.

The Company's subsidiary, TP&T, has a loan agreement with a bank in The Netherlands, Rabobank, which provide a total short term credit facility of $250,000. At September 30, 2002 TP&T had utilized $246,000 of that facility.

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

Net income and earnings per share for the third quarter and first nine months of fiscal year 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

Pro Forma (Unaudited)

($000s except for earnings-per-share amounts)
	Three Months Ended September 30,		Nine months Ended September 30,

	2002	2001	2002	2001

Net income (loss):
Reported net income (loss)	$137	$(47)	$475	$(528)
Goodwill amortization	--	15	--	20

Adjusted net income (loss)	$137	$(32)	$475	$(520)

Basic earnings (loss) per share:
Reported basic earnings (loss) per share	$0.02	$(0.01)	$0.08	$(0.10)
Goodwill amortization	--	--	--	--

Adjusted basic earnings (loss) per share	$0.02	$(0.01)	$0.08	$(0.10)

Diluted earnings (loss) per share:
Reported diluted earnings (loss) per share	$0.02	$(0.01)	$0.08	$(0.10)
Goodwill amortization	--	--	--	--
Adjusted diluted earnings (loss) per share	$0.02	$(0.01)	$0.08	$(0.10)

Definite-lived Intangibles

The Company adopted the provisions of SFAS 141effective January 1, 2002. In connection with the Company's purchase of assets from the Royal Begemann Group (described in further detail in Note 2), the Company recorded intangible assets related to non-compete agreements in the amount of $300,000. These intangible assets will be amortized over three years. As of September 30, 2002, the Company had accumulated amortization of $133,000 related to these assets. The following table shows the estimated amortization expense to be incurred related to the non-compete agreements for each of the next five years:

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

8. Derivatives and Hedging Activities

To protect against the increase in the cost of natural gas used in the manufacturing process, the Company has instituted a natural gas hedging program. The Company hedges portions of its forecasted natural gas purchases with forward contracts. When the price of natural gas increases, its cost is offset by the gains in the value of the forward contracts designated as hedges. Conversely, when the price of natural gas declines, the decrease in the cash flows on natural gas purchases is offset by losses in the value of the forward contracts.

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

On December 11, 2001, the Company entered into another natural gas contract to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it will be highly effective in helping the Company meet its cash flow objectives. The contract was settled based on natural gas market prices for April 2002 through July 2002. The Company paid fixed prices averaging $2.88 per MM Btu on notional quantities amounting to 62,000 MM Btu's.

On September 3, 2002, the Company entered into natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company has designated the contract as a cash flow hedge, with the expectation that it will be highly effective in helping the Company meet its cash flow objectives. The contract will be settled based on natural gas market prices for January 1, 2003 through April 30, 2003. The Company will pay fixed prices averaging $3.90 per MM Btu on notional quantities amounting to 60,000 MM Btu's. For the quarter ended September 30, 2002, the Company marked the gas contract to market, recording a gain of $12,000 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at September 30, 2002. The recognition of this gain had no effect on the Company's cash flow.

9. Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(in thousands, except per share amounts)	Three Months Ended September 30,			Nine months Ended September 30,

	2002	2001		2002	2001

Numerator:
Net income (loss)	$137	$(47)		$475	$(528)
Numerator for basic earnings (loss) per share - income available to common stockholders	137	(47)		475	(528)

Effect of dilutive securities:	--	--		--	--

Numerator for diluted earnings (loss) per share - income available to common stockholders after assumed conversions	$137	$(47)		$475	$(528)

Denominator:
Denominator for basic earnings per share - weighted-average shares	6,521	5,580		5,907	5,481
Effect of dilutive securities: Employee stock options	35	--		14	--

Dilutive potential common shares	35	--	(1)	14	--	(1)

Denominator for diluted earnings per share - weighted-average shares and assumed conversions	6,556	5,580		5,922	5,481

Basic earnings per common share:
Net income (loss)	$0.02	$(0.01)		$0.08	$(0.10)

Diluted earnings per common share:
Net income (loss)	$0.02	$(0.01)		$0.08	$(0.10)

___________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

Excluded from the calculation of diluted earnings per share were a total of 336,025 options at September 30, 2002 and 362,900 options at September 30, 2001, which would have an antidilutive effect.

10. Business Location Information

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
(In thousands)	United States	Netherlands	Malaysia	Adjustments and Eliminations	Consolidated

Three months ended:
September 30, 2002
Sales Revenue:
Customer sales	$3,128	$432	$660	$--	$4,220
Inter-company sales	--	371	236	(607)	--

Total Sales Revenue	$3,128	$803	$896	$(607)	$4,220

Depreciation & Amortization	116	52	60	(7)	221
Interest income	68	--	--	(68)	--
Interest expense	37	76	40	(68)	85

Location profit (loss)	$2	$(124)	$1	$258	$137

September 30, 2001
Sales Revenue:
Customer sales	$2,904	$326	$557	$--	$3,787
Inter-company sales	--	--	663	(663)	--

Total Sales Revenue	$2,904	$326	$1,220	$(663)	$3,787

Depreciation & Amortization	124	66	61	(10)	241
Interest income	65	--	--	(65)	--
Interest expense	67	65	45	(65)	112

Location profit (loss)	$(77)	$(196)	$212	$14	$(47)

(In thousands)	United States	Netherlands	Malaysia	Adjustments and Eliminations	Consolidated
Nine months ended:
September 30, 2002
Sales Revenue:
Customer sales	$9,502	$1,210	$1,665	$--	$12,377
Inter-company sales	--	371	1,181	(1,552)	--

Total Sales Revenue	$9,502	$1,581	$2,846	$(1,552)	$12,377

Depreciation & Amortization	350	157	177	(23)	661
Interest income	203	--	--	(203)	--
Interest expense	117	211	116	(203)	241

Location profit (loss)	$153	$(565)	$129	$758	$475

Location assets	$18,513	$3,988	13,634	$(14,545)	$21,590

September 30, 2001
Sales Revenue:
Customer sales	$9,433	$465	$1,461	$--	$11,359
Inter-company sales	--	--	1,349	(1,349)	--

Total Sales Revenue	$9,433	$465	$2,810	$(1,349)	$11,359

Depreciation & Amortization	375	88	152	(25)	590
Interest income	102	--	--	(85)	17
Interest expense	179	85	133	(85)	312

Location profit (loss)	$(381)	$(274)	$111	$16	$(528)

Location assets	$18,805	$4,018	$13,563	$(15,161)	$21,225

_______________________________________________

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products or based on contractual arrangements that existed prior to the Company's acquisition of TMM.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

Net sales increased $433,000 or 11.4% to $4,220,000 in the third quarter of 2002 compared with $3,787,000 in the same quarter 2001. ALUPREM, manufactured at the operations in The Netherlands, accounted for $249,000 of the third quarter sales increase. HITOX sales were up $43,000, HALTEX sales increased $21,000 and other products increased $191,000 during the same period. BARTEX sales declined $71,000 during the third quarter 2002 as compared to the same quarter 2001. For the first nine months of 2002, net sales increased $1,018,000 or 9.0% to $12,377,000 at September 30, 2002 compared to $11,359,000 for the same period 2001. Year to date, sales at the US operation are up $69,000 compared to the same period 2001, sales at the operation in the Netherlands increased $744,000 and sales at the operation in Malaysia increased $205,000.

Gross Profit:

Gross profit for the third quarter of 2002 increased $179,000 or 19.8% from $905,000 during the third quarter 2001 to $1,084,000 for the three-month period ending September 30, 2002. Year to date, gross profit has increased $1,027,000 or 45.0% to $3,310,000 or 26.7% for the nine-month period ending September 30, 2002 as compared to $2,283,000 or 20.1% for the same period 2001. Natural gas at the US operation decreased $305,000 or 59.2% during the third quarter 2002 compared to the same quarter 2001 and $698,000 or 54.9% for the nine-month period ending September 30, 2002 compared to the same period 2001. The SR production plant, located at the Company's subsidiary in Malaysia, manufactured SR during three of the nine months in 2002 resulting in shutdown expense of $501,710 compared to two months production and shutdown expense of $572,000 during the same nine-month period of 2001. The increase in gross profit is the result of several factors, including lower manufacturing costs related to natural gas and lower raw material costs related to the Company manufacturing its own raw materials through its subsidiary TMM.

Expenses:

Total selling, administrative and general expenses ("SG&A") increased from $844,000 during the third quarter of 2001, to $878,000 for the third quarter of 2002, an increase of $34,000 or 4.0%. SG&A increased $13,000 at the US operation and $21,000 at the operation in the Netherlands during the third quarter 2002 as compared to the same quarter 2001. For the nine-month period ending September 30, 2002, SG&A increased $102,000 or 4.0%. SG&A decreased $160,000 at the US operation and $56,000 at the Malaysian operation. SG&A increased at the Company's subsidiary in The Netherlands $318,000 compared to the same period 2001 which included expenses for only 18 weeks.

Interest Income:

During the third quarter 2001 interest income was $1,000 and $18,000 for the three-month and nine-month periods end September 30, 2001 respectively. Due to lower cash balances during 2002 the Company has not recognized any interest income.

Interest Expense:

Interest expense decreased $26,000 in the third quarter of 2002 as compared with the same quarter 2001. For the nine-month period ending September 30, 2002, interest expense decreased $71,000 as compared to the same period 2001. The reduction in interest expense for the three-month and nine-month periods was a result of a reduction in debt at both the Malaysian and the US operations.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards, the Company recorded no income tax expense during the three-month and nine-month periods of 2002 or 2001.

Liquidity and Capital Resources

During the third quarter 2002, working capital increased from $465,000 at December 31, 2001 to $1,649,000 at September 30, 2002. The increase in working capital was significantly impacted by the refinancing of current maturities of debt to long term. Accounts receivable increased $702,000. Inventory decreased $441,000 due primarily to a reduction in the level of inventory maintained at the US Operation. The Company's combined lines of credit increased $2,093,000 from December 31, 2001 to September 30, 2002 and the export credit refinancing facility decreased $1,694,000 during the same nine-month period.

Cash decreased from $204,000 at December 31, 2001 to $94,000 at September 30, 2002. During the nine-month period, operating activities provided cash of $755,000 to the Company, resulting from net income and non-cash expenses offset by a $377,000 decrease in working capital. Net cash used in investing activities totaled $268,000 which was used for the purchase of production equipment. Net cash used in financing activities totaled $597,000 related to debt reduction.

Domestic Bank Facility

As reported in the 10-KSB, the Company's bank credit facility expired on June 1, 2002. As a result, the Company's term loan with Bank of America, N.A. (the "Bank"), in the amount of $900,000, as well as the $325,000 outstanding on its line of credit were due June 1, 2002. Since the annual report was filed, the Company has entered into a new loan agreement with the Bank. The loan agreement, entered into by the Company and the Bank on May 1, 2002, amended and restated the loan agreement between the Bank and the Company dated August 31, 1995, as amended. The loan agreement increased the Company's line of credit (the "Line") from $1,300,000 to $1,500,000 and extended the Company's term loan as noted below.

On August 23, 2002, the Company and the Bank entered into a new loan agreement (the "Agreement"). The Agreement amended and restated the loan agreement between the Bank and the Company dated May 1, 2002. The Agreement, which matures on August 31, 2003, increased the Company's Line from $1,500,000 to $3,000,000.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the US operations. The covenants are calculated at the end of each quarter. For the quarter ending September 30, 2002, the Company was in compliance with all of the covenants contained in the Agreement dated August 23, 2002. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company's Line expires August 31, 2003. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $3,000,000 or (b) 80% of eligible accounts receivable and 50% of eligible inventory. At September 30, 2002, the Company had $1,180,000 outstanding on the Line and $1,820,000 was available to the Company on that date. The Company anticipates accessing the maximum available funds from the Line during the second quarter of 2003 to fund the purchase of raw materials.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal and interest payments commenced on June 1, 2002 and continue through May 1, 2007. The monthly principal payment is $14,167. At September 30, 2002, the balance on the term loan was $793,000.

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

Foreign Bank Facilities

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short term credit facility of $5,921,000. At September 30, 2002 TMM had utilized $2,292,000 of that facility, including $1,323,000 on the line of credit and $969,000 outstanding under an export credit refinancing facility ("ECR"). ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days against customers' purchase orders.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At September 30, 2002 the outstanding principal balance on the two term loans was $595,000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each.

The Company's subsidiary, TP&T, has a loan agreement with a bank in The Netherlands, Rabobank, which provide a total short term credit facility of $250,000. At September 30, 2002 TP&T had utilized $246,000 of that facility.

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

Part II - Other Information

Item 4. Controls and Procedures

  Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

  During the period covered by this report, there were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit 10.1	Loan Agreement with Bank of America, N.A., dated August 23, 2002

	Exhibit 99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K	Press Release - Letter of Intent October 15, 2002

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 5, 2002	RICHARD L. BOWERS
Richard L. Bowers President and CEO

Date:	November 5, 2002	BARBARA RUSSELL
Barbara Russell Controller and Treasurer (Principal Accounting Officer)