Form 10KSB
period 2002-12-31
TOR MINERALS INTERNATIONAL INC
filed 2003-03-13
CIK 842295

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17321

TOR Minerals International, Inc.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2081929 (I.R.S. Employer Identification No.)

722 Burleson Street
Corpus Christi, Texas 78402
(Address, including zip code, of principal executive offices)

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

Yes	X	No	___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $16,269,436

State the aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of February 28, 2003, computed by reference to the closing sale price of the registrant's Common Stock on The NASDAQ SmallCap Market tier of the NASDAQ Stock Market on such date: $4,921,505.

Number of shares of the registrant's Common Stock outstanding as of February 28, 2003

6,885,587

Documents incorporated by reference:
1.

Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held May 23, 2003, are incorporated by reference into Part III of this report.

2.	Certain portions of the registrant's S-1 registration statement (File No. 33-25354) exhibits are incorporated by reference into Part IV of this report.
Transitional Small Business Disclosure Format (check one):	Yes	___	No	X

PART I

Item 1.	Description of Business

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

Located in Ipoh, Perak, Malaysia close to the port of Lumut, TOR Minerals Malaysia ("TMM") is a processor of local ilmenite, upgrading it to synthetic rutile. This material is the basic building block for HITOX, but also is used as feed stock for white TiO2, or used as a component in welding rod flux. The site has its own processing lines to manufacture HITOX. The sales team and the sales support laboratory for Asia are located in the offices in Ipoh.

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

Acquisition of Assets from the Royal Begemann Group

On May 16, 2001 the Company finalized an asset purchase agreement (the "Purchase Agreement") with the Royal Begemann Group ("RBG"), a Netherlands holding company, to acquire designated assets of Terminor Processing & Trade BV, Ceramic Design International Holding BV, and Thermal Insulation Manufacturers BV. Pursuant to the terms of the Purchase Agreement, the Company paid $2,300,000 and an additional $900,000 (discounted present value of the payments is approximately $835,000) in three (3) equal installments which were paid in January, March and May 2002. The Company recorded the transaction as a purchase with a cost of $3,300,000 including transaction costs of $100,000 and goodwill of $1,321,000. In a separate agreement, the Company paid RBG $300,000 for a non-compete agreement which is being amortized over three years. The Company raised $3,010,000 for the acquisition through a private placement of common stock and convertible debentures. (See Note 3 of the Notes to Consolidated Financial Statements)

This acquisition of assets, consisting primarily of plant and equipment of Terminor Processing & Trade BV and Ceramic Design International Holding BV, located in Hattem, The Netherlands, enabled the Company to expand operations through its new subsidiary, TP&T (TOR Processing and Trade) BV. Using the acquired plant and equipment, TP&T manufactures ALUPREM®, a very high quality specialty alumina for use in chips, cast polymers, bulk molding compounds, as well as wire and cable applications. The Dutch plant also has the capability of manufacturing Boehmite which is used in the petroleum industry as a carrier for catalysts. Dr. Olaf Karasch, a mineralogist with 20 years experience in alumina processing, is TP&T's Managing Director and is based in Hattem.

In addition, certain equipment acquired from the closed Norwegian plant of Thermal Insulation Manufacturer BV is to be used in the Company's plants in Corpus Christi, Texas and Ipoh, Malaysia to apply certain process technology to its titanium pigment. The Company paid $500,000 for the equipment acquired from the Norwegian plant. The Company plans to place this equipment in service during 2004.

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

HITOX

The Company's principal product, HITOX (high-grade titanium dioxide) accounted for 60% of net sales in 2002 and 66% in 2001. Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products. Normally titanium dioxide, or TiO2, gives opacity and whiteness to end-products. Most TiO2 is white; however, HITOX is a unique color pigment that is beige. HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other costly color pigments and some of the white TiO2. HITOX pigments are used by major international paint and plastics manufacturers. Uses include interior and exterior architectural paints, yellow traffic marking paints, industrial primers and coatings, roofing granules, PVC pipe and conduit, plastic sheeting and siding as well as plastic film.

ALUPREM TA / TG / TB

The Company's alumina trihydrate ("ATH") business was expanded in 2001 with the introduction of ALUPREM which is manufactured at the Company's subsidiary, TP&T in the Netherlands. ALUPREM stands for premium alumina. ALUPREM TA Bayer grade and TG ultra-white/translucent grade ATH products are for color critical applications such as Solid Surface/Onyx and performance driven uses such as specialty wire and cable insulation and pigments. ALUPREM TB is a white monohydrate alumina product designed to meet the performance requirements of demanding applications including catalysts, high-tech polishing, pigments and specialty papers.

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

Aluminum trihydrate is manufactured throughout the world including Europe and North America. The ATH material used for chemicals, fillers and flame retardants is a by-product of the Bayer alumina process. This grade of ATH accounts for approximately 5% of the total ATH produced worldwide.

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

Manufacturing Processes

Synthetic Rutile is manufactured at the Malaysian plant using the Benilite process for producing synthetic rutile. Raw materials used in the manufacturing process include ilmenite, acid and fuel oil. Ilmenite is first treated in a reduction kiln and then subjected to leaching in hydrochloric acid where soluble iron and other impurities are removed.

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

HALTEX is manufactured using some of the production technologies of the Company's other products. In 2002, one of the milling lines at the Corpus Christi plant was dedicated to the production of a small particle size HALTEX pigment.

BARTEX products are manufactured using different methods. The Company's best selling BARTEX product is produced at the Corpus Christi plant using a milling process. One of the Company's eight milling lines is dedicated to the production of BARTEX.

Research and Development

A 5,000 square foot technical center was constructed at the Company's plant location in Corpus Christi, Texas in 1992, that houses process control, quality assurance, technical service, and research and development functions. The technical services group was expanded in 1998 and focused on customer service and development. During the last two years, the Company's research and development projects have focused on abrasive characteristics, pigments as a particle spacer, pigment durability and customer application studies. The Company did not incur significant research and development expense in 2002.

Management

Mr. Richard L. Bowers was appointed President and Chief Executive Officer by the Board on May 23, 2001. Mr. Bowers had served as President and Chief Operating Officer since February 26, 2001. He had served as Executive Vice President/Director of Sales and Marketing since June 1, 1999. Previously, he had served from 1981 to 1994 as President and Chief Executive Officer of Hitox Corporation. Since 1995, Mr. Bowers has served as a director and is a shareholder of Environmental Analytics, Inc., a company that monitors fugitive emissions at chemical plants. Mr. Bowers has a Bachelor of Arts degree from Furman University.

Dr. Olaf Karasch was appointed Executive Vice President, Operations by the Board on September 4, 2002. Dr. Karasch had served as Managing Director of TOR's wholly owned Netherlands subsidiary, TP&T, since joining the company on May 16, 2001. In January 1996, Dr. Karasch was managing director for Flohme Chrome Plating and Plasma Coating. In 1997, he joined the Royal Begemann Group in the Netherlands until its purchase by TOR in 2001. Dr. Karasch received his PH.D. in Mineralogy at Reinisch-Westfalische University in Aachen, Germany where he specialized in submicronization (particle size reduction below one micron).

Mr. Kelso C. Brooks, Jr., the Company's Director of Technology since 1994, was appointed to the newly created position of Acting General Manager in late 1997, and was appointed Senior Vice President on March 3, 1998.

Mr. Mark Schomp was appointed Vice President, Sales and Marketing, by the Board on September 4, 2002. Mr. Schomp is a Chemical Engineer who spent 15 years in sales and sales management with AluSussie-Lonza, a large European manufacturer of aluminum, aluminas, and other products. He has wide experience in selling pigments and fillers to plastics and coatings applications. Mr. Schomp joined the Company's sales department in 2001.

Mr. Hee Chew Lee, the Managing Director of TMM, was appointed Vice President of Asian Operations by the Board on December 5, 2002. Mr. Lee, a Chemical Engineer, joined the Company in 1994 as General Manager and has served as the Managing Director of TMM since 1998.

Marketing and Customers

Sales and Marketing Department Organization

The Company's sales efforts are managed out of Corpus Christi by the Vice President, Sales and Marketing. The Company has sales offices and technical centers at each of its three locations. The Vice President has a number of area and product managers that work for the Company and help him both deal directly with customers and manage agent and distributor relations.

Technical Services Group Participation

The technical services group in Corpus Christi deals with customer problems and offers technical advice to users of the Company's products. A second group has been formed in Malaysia to perform the same services in Asia and in 2001 a third group was formed in the Netherlands to provide technical services in Europe.

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

Customers

End use customers of the Company's products include, among others, such companies as PPG, Uponor, Dunn Edwards, J-M Manufacturing Co., The Sherwin-Williams Company, Morton International, and Formosa Plastics. The top 10 direct customers accounted for 53% of total net sales in 2002 and 34% of total sales in 2001. The foreign customers accounted for 23% of total net sales in 2002 and 11% in 2001. The Company has historically maintained a relatively stable customer base.

Geographic Distribution

The Company sells its products in North America, Asia and Europe and markets them to customers located in more than 60 foreign countries. The Company's foreign sales, with the exception of the operations in Malaysia and the Netherlands, are made in US dollars to avoid foreign currency risks.

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

Risks Related to our Business

Going Concern

The Company's subsidiaries have loan agreements with banks in Malaysia and the Netherlands that provide short-term credit facilities. At December 31, 2002, the subsidiaries had borrowed $3,403,676 under those facilities. All borrowings under the short-term credit facilities are subject to a demand provision. If these banks demand payment of the short-term credit facilities, this would cause term loans totaling $489,974 with the Malaysian banks to also become due. While the banks have made no indication that they will demand payment of the short-term borrowings in Malaysia or the Netherlands, there can be no assurances that this debt will not be called for payment in 2003. In view of this fact, our auditors have stated in their report for the period ended December 31, 2002, that the Company would require substantial additional capital or other borrowings in the short-term to meet its cash requirements and this raises substantial doubt about the Company's ability to continue as a going concern. (See Note 1 of the Notes to the Consolidated Financial Statements)

Customers

TOR derives a significant portion of our revenue each quarter from a limited number of customers. For the twelve months ended December 31, 2002 no single customer accounted for 10% or more of total revenue, but our top 10 customers accounted for 53% of our total revenues. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, our revenue would be adversely affected.

New Products

The Company's alumina trihydrate ("ATH") business was expanded in 2001 with the introduction of ALUPREM which is manufactured at the Company's subsidiary, TP&T in the Netherlands. In 2002 ALUPREM sales accounted for 12% of total revenue as compared to 5% in 2001. We cannot guarantee that any new products or enhancements to our existing products will attract widespread demand or market acceptance.

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

Potential adverse changes in the diplomatic relations of foreign countries with the US

  Terrorism

  Disruptions caused by possible foreign conflicts, including North Korea, Iraq and others, involving the U.S.

  Hostility from local populations

  Adverse effect of currency exchange controls

  Restrictions on the withdrawal of foreign investment and earnings

  Government policies against businesses owned by foreigners

  Foreign exchange restrictions

  Changes in taxation structure

Exchange Rate Risk

Because the Company owns assets oversees and derives revenues from our international operations, we may incur currency translation losses due to changes in the values of foreign currencies and in the value of the US dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. We currently utilize derivative instruments to reduce the exposure to translation and/or transaction risk.

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

TMM's synthetic rutile plant is required to be licensed by the Malaysian Atomic Energy Licensing Board ("AELB"), because the ilmenite used by the plant is derived from tin tailings which is also a source of small amounts of monazite and hafnium which are radioactive rare earth compounds. As part of the licensing requirements, TMM is required to maintain a monitoring program for various emissions from the plant. The monitoring is done in-house by TMM personnel and results are reported to the AELB as required. The plant is subject to various other licensing and permitting requirements, all of which TMM is currently in compliance.

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

Backlog

The Company normally manufactures its pigment products in anticipation of, and not in response to, customer orders and generally fills orders within a short time after receipt. Consequently, the Company seeks to maintain adequate inventories of its pigment products in order to permit it to fill orders promptly after receipt. As of February 28, 2003, the Company does not have a significant backlog of customer orders.

Seasonality

The Company's business is closely correlated with the construction industry and its demand for materials that use pigments, such as paints and plastic pipe. This has led to higher sales in the Company's second and third quarters due to the increases in construction and maintenance during warmer weather. Also, pigment consumption is closely correlated with general economic conditions. When the economy is in an expansionary state, there is typically an increase in pigment consumption while a slow down typically results in decreased pigment consumption. When the construction industry or the economy is in a period of decline, TOR's sales and profit are likely to be adversely affected. As a result the decline in the construction industry and the economy during 2002, sales to TOR's largest customer were down approximately $123,500 or 9.2%.

Patents and Trademarks

The Company currently holds no patents on the processes for manufacturing any of its products. Six of the Company's products, HITOX, ALUPREM, HALTEX, BARTEX, OSO, and TITOX are marketed under names which have been registered with the United States Patent and Trademark Office. Efforts have also been made to register trademarks in certain foreign countries.

Employees

As of December 31, 2002, the Company had a total of 41 full-time employees in the US, 110 employed at TMM in Malaysia and 11 at TP&T in the Netherlands. Certain personnel employed by the Malaysian subsidiary are covered by a collective bargaining agreement with an in-house union.

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

Netherlands Operations

TOR Processing and Trade is located in Hattem, The Netherlands. It is located near the major shipping port of Rotterdam. The factory site, which the Company owns, is approximately one acre and consists of a steel frame metal building which is 10,000 square feet. Included within the factory are an office and laboratory.

Management believes that all of the facilities and equipment of the Company are adequately insured.

Item 3.	Legal Proceedings

The Company is involved in routine litigation incidental to its business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2002.

Executive Officers

The names of the members of the Company's executive officers at February 28, 2003, each of whom is elected annually, are set forth below:
Name	Age	Position	TOR Since
Richard L. Bowers	60	President and Chief Executive Officer	1999
Olaf Karasch	46	Executive Vice President, Operations	2001
Kelso C. Brooks, Jr.	55	Senior Vice President	1991
Mark Schomp	43	Vice President, Sales & Marketing	2001
Hee Chew Lee	47	Vice President, Asian Operations	1994
Elizabeth Morgan	62	Secretary	1988
Barbara Russell	50	Controller and Treasurer (Principal Accounting Officer)	1997

Richard L. Bowers, President, Chief Executive Officer and Director - Richard Bowers was appointed President and Chief Executive Officer on May 23, 2001. He joined Benilite in 1969 and was stationed in Singapore and Malaysia. In 1971 Mr. Bowers joined the staff of the Hitox Division of Benilite in Corpus Christi and was employed until the spin-off of the Company in 1980. From 1981 until 1994 he held positions of President, Chief Executive Officer and Chairman of the Board of the Company. Since 1995, Mr. Bowers has served as a director and is a shareholder of Environmental Analytics, Inc., a company that monitors fugitive emissions at chemical plants. Mr. Bowers has a Bachelor of Arts degree from Furman University.

Dr. Olaf Karasch, Executive Vice President, Operations - Dr. Olaf Karasch was appointed Executive Vice President, Operations by the Board on September 4, 2002. Dr. Karasch had served as Managing Director of TOR's wholly owned Netherlands subsidiary, TP&T, since joining the company on May 16, 2001. In January 1996, Dr. Karasch was managing director for Flohme Chrome Plating and Plasma Coating. In 1997, he joined the Royal Begemann Group in the Netherlands until its purchase by TOR in 2001. Dr. Karasch received his PH.D. in Mineralogy at Reinisch-Westfalische University in Aachen, Germany where he specialized in submicronization (particle size reduction below one micron).

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

Mark Schomp, Vice President, Sales and Marketing - Mark Schomp was appointed Vice President, Sales and Marketing, by the Board on September 4, 2002. Mr. Schomp is a Chemical Engineer who spent 15 years in sales and sales management with AluSussie-Lonza, a large European manufacturer of aluminum, aluminas, and other products. He has wide experience in selling pigments and fillers to plastics and coatings applications. Mr. Schomp joined the Company's sales department in 2001.

Hee Chew Lee, Vice President, Asian Operations - Hee Chew Lee was appointed Vice President, Asian Operations, by the Board on December 5, 2002. Mr. Lee , a Chemical Engineer, joined TOR in 1994 as General Manager and has served as the Managing Director of TMM since 1998.

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

Quarter Ended		March 31	June 30	Sept. 30	Dec. 31
2002	High	$1.450	$1.210	$1.270	$1.750
	Low	0.900	0.940	1.000	1.063
2001	High	$1.500	$2.150	$2.100	$1.550
	Low	0.938	0.750	1.150	0.500

No cash dividends have ever been paid on the Company's Common Stock. The Company is prohibited from paying cash dividends under its loan agreement with Bank of America. (See Note 4 of the Notes to Consolidated Financial Statements.)

The approximate number of holders of record of the Company's Common Stock as of December 31, 2002 was 104. In addition, there are approximately 400 beneficial shareholders.

Equity Compensation Plan

The following table provides information as of December 31, 2002 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
-----------------------------------	-----------------------	--------------------	-----------------------------------
Equity compensation plans approved by security holders	383,600	$ 1.816	609,300
Equity compensation plans not approved by security holders	--		--
	-----------		-----------
Total	383,600	$ 1.816	609,300
	======		======

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding. At December 31, 2002 the Plan had 243,300 options outstanding.

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

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, INCLUDING RESTRICTED STOCK AWARDS, PERFORMANCE UNITS OR OTHER NON-OPTION AWARDS.

Exercise prices on options outstanding at December 31, 2002 ranged from $0.92 to $4.25 per share. The weighted-average remaining contractual life of those options is 5.62 years. The number of options exercisable at December 31, 2002 was 383,600.

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

Depreciation

TOR's policy is to depreciate the synthetic rutile production equipment (with a net book value of $6,583,505 at December 31, 2002) over its remaining useful life using the units of production method and to evaluate the remaining life and recoverability of such equipment in light of current economic conditions and estimates of future cash flows. The Company has adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. As a result of the existence of certain impairment indicators, the Company has estimated future cash flows from the use of these assets based on its belief that circumstances in the industry will improve, and has concluded that an impairment write-down is not necessary. However, if the Company's assessment that it will recover the carrying amount of these assets changes, future depreciation expense and impairment loss could be impacted.

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

Impairment of Goodwill

The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under the provisions of SFAS 142, the value of the Company's goodwill (with a carrying value of $1,283,000) will no longer be subject to amortization. We evaluate the carrying value of the goodwill at least annually in relation to such factors as the occurrence of a significant event and the operating performance of the subsidiary. First, the Company identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying amount exceeds the fair value, the Company calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Based upon its most recent analysis, the Company believes that no impairment exists at December 31, 2002. Accumulated amortization at December 31, 2001 totaled approximately $38,000.

Results of Operations

Net Sales: Consolidated net sales for 2002 were $16,269,436, an increase of $1,578,255 or 10.7% compared with 2001 net sales of $14,691,181. Net sales at the Corpus Christi location increased $256,696 or 2.1% during the twelve-month period ending December 31, 2002 as compared to the same period last year. TMM's net sales to third party customers increased from $1,852,431 for 2001 to $2,339,713 in 2002, a net increase of $487,281 or 26.3%. TP&T's sales increased from $661,011 in 2001 to $1,495,288 in 2002, a net increase of $834,278 or 126.2%.

The Company's financial performance continues to be heavily dependent on sales of a single product line, HITOX pigment. HITOX accounted for $9,797,390 or 60.2% of the 2002 total sales as compared with $9,742,052 or 66.3% of total sales in 2001. BARTEX pigment sales, which represent 15.9% of total sales, increased 3.9% in 2002. HALTEX pigment sales, which represent 6.0% of the total 2002 sales, decreased $201,858 or 17.2% in 2002 as compared to 2001. ALUPREM, which was introduced to the market in June 2001, represented $1,899,019 or 11.7% of the total 2002 net sales. Sales of synthetic rutile to third parties accounted for $49,220 of total sales for 2001 and $48,097 in 2002.

The Company's net sales to customers in the US decreased less than 1%, to $10,508,464 in 2002 from $10,587,114 in 2001. Net sales for use in foreign countries increased by $1,656,906 or 40.4% to $5,760,972 in 2002 from $4,104,066 in 2001.

Cost of Sales: Total cost of sales in 2002 increased $838,156 or 7.3% on higher sales volume. Cost of sales represented 75.3% of sales this year as compared to 77.6% in 2001. The consolidated gross profit increased $740,099 or 22.5% from $3,284,351 or 22.4% in 2001 to $4,024,450 or 24.7% in 2002.

Significant factors affecting the gross profit are as follows: (1) Natural gas, the primary source of energy at the Corpus Christi plant, decreased $720,809 or 48.9% in 2002 compared to 2001. (2) Electricity at the Corpus Christi operations decreased $94,576 or 32.1%. (3) Insurance at the Corpus Christi location increased $80,261 or 72.7%. (4) At the plant in Malaysia, the cost of fuel oil, electricity, and diesel increased $363,371 or 28.9%.

General, Administrative and Selling Expenses: Total general, administrative and selling expenses ("SG&A") for 2002 were $3,432,481, a decrease of $55,014 or 1.6%, compared with 2001. SG&A for the Corpus Christi operation, which includes the expenses for the Company's corporate headquarters, decreased $136,026 or 5.4% compared to 2001. Factors contributing to this reduction include lower sales commissions, a reduction in staff, and less use of outside consultants. SG&A for the Malaysian operation decreased $38,210 primarily as a result of lower selling expenses. At the Netherlands operation, SG&A increased $119,222 in 2002 reflecting a full year of operations compared to seven months of operations in 2001.

Bad debt expense has been insignificant during both periods.

Interest Income: Interest income was $395 in 2002 compared with $18,920 in 2001 as a result of lower daily cash balances in 2002 available for investment.

Interest Expense: Interest expense in 2002 decreased $47,102 or 12.9% from $364,337 in 2001 to $317,235 in 2002. Interest expense at the Corpus Christi operation decreased $46,142 or 23.9% compared to 2001. During 2002, the operation reduced long-term debt approximately $200,000 and eliminated the short-term debt to the Royal Begemann Group of $574,170. TMM's interest expense decreased $18,874 and TP&T's interest expense increased $17,914 compared to 2001.

Income Taxes: The Company expects to utilize of net operating losses carryforwards to fully offset current year income tax expense. Since these net operating loss carryforwards had been previously fully reserved, the release of valuation allowances against these net operating losses fully offsets the current year income tax expense, resulting in a zero effective rate in 2002, The Company has additional net operating loss and other carryforwards available to offset the Company's regular taxable income, in the US, as well as, in Malaysia and the Netherlands which have been fully reserved due to uncertainties related to future taxable income levels.

Cash and Cash Equivalents: The balance in cash and cash equivalents decreased $83,555 from the end of 2001 to the end of 2002. Cash provided by operations accounted for $1,151,196. The Company used $658,196 in financing activities and $576,555 in investment activities for the purchase of assets.

Accounts Receivable: Accounts receivable increased $684,718 from the end of 2001 to the end of 2002. The increase is due in part to higher sales during the fourth quarter of 2002 as compared to 2001.

Inventories: Inventories decreased $372,974 from the end of 2001 to the end of 2002 as a result of the Corpus Christi plant reducing its HITOX finished goods inventory. Inventories in the US decreased $432,132 while increasing $44,852 at TMM in Malaysia and $14,306 at TP&T in the Netherlands.

Accounts Payable and Accrued Expenses: Trade accounts payable increased $517,317 from the end of 2001 to the end of 2002. Accounts payable at the Corpus Christi operation increased $375,772. Accounts payable at TMM increased $245,584 and TP&T's accounts payable increased $76,744. Accrued expenses and other accounts payable decreased $180,783 from the end of 2001 to the end of 2002.

Notes Payable to Banks: The balance outstanding on the Company's bank lines of credit increased from $656,355 at the end of 2001 to $780,245 at the end of 2002, of which $500,000 was with a domestic bank, $29,434 was drawn on TMM's line of credit and $250,811 was drawn on TP&T's line of credit. The export credit refinancing facility ("ECR") increased from $2,663,377 at the end of 2001 to $3,124,242 as a result of higher sales during the fourth quarter 2002 as compared to 2001. The ECR is a government supported financing arrangement specifically for exporters. TMM uses the ECR short-term financing of 150 days against customers' purchase orders.

Current Maturities of Long-term Debt: At December 31, 2001 the current maturities on the Company's long-term debt was $1,894,148, and at December 31, 2002 it was $644,000.

Liquidity and Capital Resources

Working capital increased $716,084 or 154.1% to $1,180,796 at December 31, 2002 compared with $464,712 at December 31, 2001. In 2002 cash decreased $83,555, with operating activities providing $1,151,195. The Company used $658,195 in financing activities and $576,555 in investing activities.

The terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position. (See Note 4 of the Notes to Consolidated Financial Statements.)

Domestic Operations

The Company entered into a new loan agreement with Bank of America, N.A. (the "Bank") on May 1, 2002, which amended and restated the loan agreement between the Bank and the Company dated August 31, 1995, as amended. The loan agreement increased the Company's line of credit (the "Line") from $1,300,000 to $1,500,000 and extended the Company's term loan as noted below.

On August 23, 2002, the Company and the Bank entered into a new loan agreement (the "Agreement"). The Agreement amended and restated the loan agreement between the Bank and the Company dated May 1, 2002. The Agreement, which matures on August 31, 2003, increased the Company's Line from $1,500,000 to $3,000,000.

The Company and the Bank entered into the First Amendment (the "Amendment") on December 30, 2002. The Amendment changed the calculation of the "Fixed Charge Coverage Ratio" to include depreciation expense.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of both the US operations and the consolidated operations. The covenants are calculated at the end of each quarter. For the twelve-month period ending December 31, 2002, the Company was in compliance with all of the covenants contained in the amended Agreement dated December 30, 2002. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company's Line expires August 31, 2003. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $3,000,000 or (b) 80% of eligible accounts receivable and 50% of eligible inventory. At December 31, 2002, the Company had $500,000 outstanding on the Line and $2,500,000 was available to the Company on that date. The Company anticipates accessing the maximum available funds from the Line during the second quarter of 2003 to fund the purchase of raw materials.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal and interest payments commenced on June 1, 2002 and continue through May 1, 2007. The monthly principal payment is $14,167. At December 31, 2002, the balance on the term loan was $750,833.

The terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

Related Party Transactions

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson a 17.0% shareholder, through Paulson Ranch, Ltd. under which Paulson Ranch made a loan to the Company in the amount of $600,000 with an interest rate of 10.0%. The principal balance outstanding on December 31, 2002 was approximately $235,708. The Agreement with the Bank limits the payment of principal and interest on the loan with Paulson Ranch.

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

The common stock was priced in the private placement at $1.00 per share (slightly above the previous closing price), and the conversion price for the shares of common stock issuable upon conversion of the debentures is $1.80. The debentures bear no interest for 2 years, and are secured by security interests in substantially all of the Company's assets. The lien securing the debentures is subordinated to the Bank (See Note 4 of the Notes to Consolidated Financial Statements).

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

The lead investors are affiliates of Hartman & Associates, Inc. of Austin, Texas. Under the terms of their investments, Hartman & Associates was permitted to designate two persons as directors of the Company, and David A. Hartman and Douglas M. Hartman were so designated, and joined the Company's Board of Directors.

Foreign Operations

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,921,000. At December 31, 2002, TMM had utilized $3,153,676 of that facility, including $29,434 on the line of credit with a weighted average interest rate of 4.13% and $3,124,242 outstanding under the Export Credit Refinancing (ECR) with a weighted average interest rate of 3.5%. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 180 days or less against customers' purchase orders. All borrowings are subject to a demand provision. While the banks have made no indications that they will utilize the demand provision included in the short-term credit facility, there can be no assurances that this debt will not be called for payment in 2003. In the event that the short-term credit facility borrowings are called for payment, the Company would require substantial additional capital or other borrowings in the short-term to meet its cash requirements. There are no assurances that management would be successful in these efforts.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At December 31, 2002 the outstanding principal balance on each of the two term loans was $244,987 for a total outstanding borrowings of $489,974. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each. Both loans have a variable interest rate. The effective interest rate at December 31, 2002 for the loan with RHB Bank was 4.3% per annum and 3.9% with HSBC Bank.

The Company's subsidiary, TP&T, has a loan agreement with a bank in the Netherlands, Rabobank, which provide a total short-term credit facility of $250,000. The credit facility is secured by TP&T's inventory and accounts receivable. At December 31, 2002 TP&T had fully utilized their short-term credit facility.

TMM is presently dependent upon the Company for purchasing its synthetic rutile production. TMM's synthetic rutile production capacity is expected to meet and exceed the short-term needs of TMM or the Company for synthetic rutile to process into HITOX. As a result, the Company is endeavoring to find third-party buyers for the excess synthetic rutile production, so as to enable TMM to operate the plant efficiently and achieve lower unit production costs through economies of scale. On October 9, 2002 the Company announced the signing of a Letter of Intent with a major titanium pigment manufacturer that contemplates a contract for the supply of 30,000 metric tons or more per year of synthetic rutile to that corporation's pigment facilities. The synthetic rutile would be produced at TMM and shipped in lots of about 10,000 metric tons. Pricing for the first 10,000 metric ton lot has been agreed on and is scheduled to leave Malaysia in the fourth quarter 2003. However, no definitive purchase agreement has yet been completed, and the anticipated sales to the major titanium pigment manufacturer is dependent upon completion of the purchase agreement.

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

Change in Management

Dr. Olaf Karasch was appointed Executive Vice President, Operations by the Board on September 4, 2002. Dr. Karasch had served as Managing Director of TOR's wholly owned Netherlands subsidiary, TP&T, since joining the company on May 16, 2001. Dr Karasch received his PH.D. in Mineralogy at Reinisch-Westfalische University in Aachen, Germany where he specialized in submicronization (particle size reduction below one micron).

Mr. Mark Schomp was appointed Vice President, Sales and Marketing, by the Board on September 4, 2002. Mr. Schomp is a Chemical Engineer who spent 15 years in sales and sales management with AluSussie-Lonza, a large European manufacturer of aluminum, aluminas, and other products. He has wide experience in selling pigments and fillers to plastics and coatings applications. Mr. Schomp joined the Company's sales department in 2001.

Mr. Hee Chew Lee was appointed Vice President, Asian Operations, by the Board on December 5, 2002. Mr. Lee , a Chemical Engineer, joined TOR in 1994 as General Manager and has served as the Managing Director of TMM since 1998.

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

During the first quarter 2002, the Company had a swap agreement with Coral Energy Holdings, LP ("Coral Energy") to exchange monthly payments on notional quantities amounting to 57,000 MM Btu's. This contract was a derivative that had not been designated as a hedge. Under the swap agreement, the Company paid fixed prices averaging $4.6265 per MM Btu. For the year ended December 31, 2001, the Company marked the gas contract to market, recording a loss of $113,000. The Company recorded the loss as a component of "Cost of Goods Sold" on the income statement. The Company settled this swap agreement during the first quarter 2002 by paying cash of $136,000, recording an additional loss of $23,000.

On December 11, 2001, the Company entered into another natural gas contract to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it will be highly effective in helping the Company meet its cash flow objectives. The contract was settled based on natural gas market prices for April 2002 through July 2002. The Company paid fixed prices averaging $2.88 per MM Btu on notional quantity of amounting to 62,000 MM Btu's.

On September 3, 2002, the Company entered into a natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it will be highly effective in helping the Company meet its cash flow objectives. The contract will be settled based on natural gas market prices for January 1, 2003 through April 30, 2003. The Company will pay fixed prices averaging $3.90 per MM Btu on notional quantities amounting to 60,000 MM Btu's. For the year ended December 31, 2002, the Company marked the gas contract to market, recording a gain of $56,145 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at December 31, 2002. The recognition of this gain had no effect on the Company's cash flow.

Foreign Currency Forward Contracts

To protect its exposure to foreign exchange risks, TMM enters into foreign currency forward contracts. Gains and losses on foreign exchange contracts designated as hedges of identified exposure are offset against the foreign exchange gains and losses on hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recorded until the transaction occurs. On December 31, 2002, TMM marked the contracts to market, recording a gain of $12,368 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at December 31, 2002. The recognition of this gain had no effect on the Company's cash flow.

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

Information which will be contained under the caption "Election of Directors" in the Company's Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders is incorporated by reference in response to this Item 9. See Item 4, Part I of this Form 10-KSB for the caption "Executive Officers" for information concerning executive officers.

Item 10.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

The discussion under the caption "Certain Transactions", which will be contained in the Company's Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14 under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Changes in Internal Controls. During the period covered by this report, there were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 13.	Exhibits and Reports on Form 8K
(a)	The following documents are being filed as part of this annual report on Form 10-KSB:
1.	Financial Statements - The financial statements filed as part of this report are listed in the "Index to Financial Statements" on page F-1 hereof.
2.	Exhibits - The Exhibits listed below are filed as part of, or incorporated by reference into, this report.
Exhibit No.	Description
2.1(6)	Purchase and Sale agreement effective March 1, 2000 between TOR Minerals International, Inc. (formerly Hitox Corporation of America) and Megamin Ventures Sdn. Bhd.
2.2(8)	Asset purchase agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.3(8)	Closing agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.4(8)	Non-Compete agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
3.1(1)	Certificate of Incorporation of the Company as amended through January 28, 1988
3.2(2)	Certificate of Amendment to the Company's Certificate of Incorporation, filed May 28, 1991
3.3	Certificate of Amendment to the Company's Certificate of Incorporation, filed May 5, 2000
3.4(1)	By-laws of the Company
3.5(3)	Amendment to the By-laws of the Company dated June 1, 1994
3.6(5)	Amendment to the By-laws of the Company dated February 28, 1995
4.1(1)	Form of Common Stock Certificate
4.2(8)	Form of Convertible Subordinated Debenture of the Company and David Alexander Hartman 1998 Grant, dated April 5, 2001, in the amount of $900,000
4.3(8)	Form of Convertible Subordinated Debenture of the Company and Renaissance U.S. Growth and Income Trust, PLC, dated April 5, 2001, in the amount of $360,000
4.4(8)	Form of Convertible Subordinated Debenture of the Company and TWP, Inc., dated April 5, 2001, in the amount of $27,000
4.5(8)	Form of Convertible Subordinated Debenture of the Company and Paulson Ranch, LTD., dated April 5, 2001, in the amount of $450,000
4.6(8)	Form of Convertible Subordinated Debenture of the Company and Richard L. Bowers, dated April 5, 2001, in the amount of $27,000
4.7(8)	Form of Convertible Subordinated Debenture of the Company and Chris McGougan, dated April 5, 2001, in the amount of $22,500
4.8(8)	Form of Convertible Subordinated Debenture of the Company and Craig Epperson, dated April 5, 2001, in the amount of $22,500
4.9(8)	Form of Convertible Subordinated Debenture of the Company and Claudette Lucille Hartman 1998 Grant, dated April 5, 2001, in the amount of $900,000
10.1(4)	Loan Agreement with NationsBank dated August 31, 1995
10.2(1)	Lease from Port of Corpus Christi Authority dated April 14, 1987
10.3(1)	Lease from Port of Corpus Christi Authority dated January 12, 1988 as amended on December 24, 1992
10.4(1)	Summary Plan Description for the Hitox Profit Sharing Plan & Trust
10.5(7)	Registration Statement for the 2000 Incentive Plan for TOR Minerals International, Inc. dated May 25, 2000
10.6	Fourth Amendment to Loan Agreement with Bank of America dated April 30, 2000
10.7	Amendment of Leases from Port of Corpus Christi Authority dated July 11, 2000
10.8(9)	Security and Loan Agreement with Paulson Ranch dated April 5, 2001
10.9(9)	Fifth Amendment to Loan Agreement with Bank of America dated June 30, 2001
10.10(9)	UCC Filing with Bank of America dated June 30, 2001
10.11(9)	Security Agreement with Bank of America dated June 30, 2001
10.12	Sixth Amendment to Loan Agreement with Bank of America dated February 18, 2002
10.13	Commitment Letter with Bank of America dated February 22, 2002
10.14(10)	Amended and Restated Loan Agreement with Bank of America dated May 1, 2002
10.15(10)	Subordination Agreement between the Company, Paulson Ranch, Ltd., and Bank of America dated May 1, 2002
10.16(11)	Amended and Restated Loan Agreement with Bank of America dated August 23, 2002
10.17	Amendment to the Loan Agreement with Bank of America dated December 30, 2002
21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV
23	Consent of Ernst & Young LLP
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1
(No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the 1991 Form 10-K.
(3)	Incorporated by reference to the 1994 Form 10-KSB.
(4)	Incorporated by reference to the September 30, 1995 Form 10-QSB.
(5)	Incorporated by reference to the 1995 Form 10-KSB.
(6)	Incorporated by reference to the Form 8-K dated March 1, 2000
(7)	Incorporated by reference to the Form S-8 dated May 25, 2000
(8)	Incorporated by reference to the Form 8-K dated May 16, 2001
(9)	Incorporated by reference to the June 30, 2001 Form 10-QSB
(10)	Incorporated by reference to the March 31, 2002 Form 10-QSB
(11)	Incorporated by reference to the September 30, 2002 Form 10-QSB
(b)	Reports on Form 8-K. The Company filed the following three Form-8K reports
Form 8-K, Filed October 9, 2002, Press Release - Letter of Intent
Form 8-K, Filed January 6, 2003, Press Release - Malaysian Plant Upgrade
Form 8-K, Filed February 25, 2003, Press Release - Fourth Quarter Earnings

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC.
(Registrant)

By	RICHARD L. BOWERS Richard L. Bowers, President and CEO
Date: March 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date
RICHARD L. BOWERS (Richard L. Bowers)	President and Chief Executive Officer Director	March 13, 2003

BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 13, 2003

BARBARA RUSSELL (Barbara Russell)	Treasurer and Controller (Principal Accounting Officer)	March 13, 2003

W. CRAIG EPPERSON (W. Craig Epperson)	Director	March 13, 2003

DAVID HARTMAN (David Hartman)	Director	March 13, 2003

DOUG HARTMAN (Doug Hartman)	Director	March 13, 2003

SI BOON LIM (Si Boon Lim)	Director	March 13, 2003

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 13, 2003

CHIN YONG TAN (Chin Yong Tan)	Director	March 13, 2003

Certifications

I, Richard L. Bowers, President and Chief Executive Officer of TOR Minerals International, Inc. (the "Company"), certify that:
1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
5.	The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors
a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6.

The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

RICHARD L. BOWERS Richard L. Bowers President and Chief Executive Officer March 13, 2003

I, Barbara Russell, Controller, Treasurer and Principal Accounting Officer of TOR Minerals International, Inc. (the "Company"), certify that:
1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;
5.	The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors
a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6.

The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

BARBARA RUSSELL Barbara Russell Controller and Treasurer (Principal Accounting Officer) March 13, 2003

TOR MINERALS INTERNATIONAL, INC.
Annual Report on Form 10-KSB

Item 7. Index to Financial Statements

Report of Ernst & Young LLP Independent Auditors

Board of Directors and Shareholders
TOR Minerals International, Inc.
Corpus Christi, Texas

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. (formerly Hitox Corporation of America) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's subsidiaries have loan agreements with banks in Malaysia and the Netherlands that provide short-term credit facilities. At December 31, 2002, the subsidiaries had borrowed $3,403,676 under those facilities. All borrowings under the short-term credit facilities are subject to a demand provision. If these banks demand payment of the short-term credit facilities, this would also cause term loans totaling $489,974 with the Malaysian banks to become due, and the Company would require substantial additional capital or other borrowings in the short term to meet its cash requirements. This matter raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

ERNST & YOUNG LLP

San Antonio, Texas
February 19, 2003

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	---------------	---------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,911	$204,466
Receivables:
Trade accounts receivable, net	2,348,330	1,865,129
Other	279,278	77,761
	---------------	---------------
Total Receivables	2,627,608	1,942,890
Inventories	4,614,787	4,987,761
Other current assets	253,586	94,551
	---------------	---------------
Total current assets	7,616,892	7,229,668
PROPERTY, PLANT AND EQUIPMENT, net	12,455,767	12,687,448
NON-COMPETE AGREEMENT	141,667	241,667
GOODWILL, net	1,282,996	1,282,996
	---------------	---------------
	$21,497,322	$21,441,779
	=========	=========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,244,937	$727,620
Accounts payable - Other	245,470	141,948
Accrued expenses	397,202	681,508
Notes payable under lines of credit	780,245	656,355
Export credit refinancing facility	3,124,242	2,663,377
Current maturities of long-term debt	644,000	1,894,148
	---------------	---------------
Total current liabilities	6,436,096	6,764,956
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Long-term debt	650,830	489,974
Related party debt - Paulson Ranch	235,708	335,708
Convertible subordinated debentures	305,978	2,682,000
	---------------	---------------
Total liabilities	7,628,612	10,272,638
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: authorized, 5,000,000 shares; no shares outstanding	--	--
Common stock $.25 par value: authorized, 10,000,000 shares; 6,885,587 shares outstanding at 12/31/02; and 5,595,187 at 12/31/01	1,721,397	1,398,797
Additional paid-in capital	17,446,860	15,447,096
Accumulated deficit	(5,368,060)	(5,676,752)
Other comprehensive income	68,513	--
	---------------	---------------
Total shareholders' equity	13,868,710	11,169,141
	---------------	---------------
	$21,497,322	$21,441,779
	=========	=========

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001
	-----------------	-----------------

NET SALES	$16,269,436	$14,691,181
COSTS AND EXPENSES:
Cost of sales	12,244,986	11,406,830
General, administrative and selling expenses	3,432,481	3,487,495
	-----------------	-----------------
OPERATING INCOME (LOSS)	591,969	(203,144)
OTHER INCOME (EXPENSE):
Net interest expense	(316,840)	(345,417)
Other, net	33,563	(29,267)
	-----------------	-----------------
INCOME (LOSS) BEFORE INCOME TAX	308,692	(577,828)
Provision for income tax	--	--
	-----------------	-----------------
NET INCOME (LOSS)	308,692	(577,828)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on natural gas hedge	56,145	--
Unrealized gain on foreign currency hedge	12,368	--
	-----------------	-----------------
COMPREHENSIVE INCOME (LOSS)	$377,205	$(577,828)
	==========	==========
Income (Loss) per Common Share
Basic	$0.05	$(0.10)
	==========	==========
Diluted	$0.05	$(0.10)
	==========	==========
Weighted average common shares and equivalents outstanding
Basic	6,153,800	5,506,666
Diluted	6,166,877	5,506,666	(1)

______________________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
	---------	---------	------------	-------------	---------------	-------------
BALANCE AT DECEMBER 31, 2000	5,279,187	$1,319,797	$15,198,096	$(5,098,924)	$ --	$11,418,969
Issuance of common stock	316,000	79,000	249,000	--		328,000
Net Loss	--	--	--	(577,828)		(577,828)
	-----------	-----------	--------------	---------------	---------------	---------------
BALANCE AT DECEMBER 31, 2001	5,595,187	1,398,797	15,447,096	(5,676,752)	--	11,169,141
Issuance of common stock	1,290,000	322,500	1,999,500	--		2,322,000
Exercise of stock options	400	100	264	--		364
Net Income	--	--	--	308,692		308,692
Unrealized gain on natural gas hedge	--	--	--	--	56,145	56,145
Unrealized gain on foreign currency hedge	--	--	--	--	12,368	12,368
	-----------	-----------	--------------	---------------	---------------	---------------
BALANCE AT DECEMBER 31, 2002	6,885,587	$1,721,397	$17,446,860	$(5,368,060)	$68,513	$13,868,710
	=======	=======	=========	=========	=========	=========

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2002	2001
	-----------------	-----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$308,692	$(577,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	812,578	759,971
Amortization	100,000	96,248
Gain on sale of property, plant and equipment	(4,342)	--
Changes in working capital:
Receivables	(684,718)	78,463
Inventories	372,974	582,373
Other current assets	(90,522)	30,037
Other assets	--	11,927
Accounts payable and accrued expenses	336,533	199,768
	-------------------	-------------------
Net cash provided by operating activities	1,151,195	1,180,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of assets from RBG	--	(2,798,848)
Additions to property, plant and equipment	(580,897)	(1,067,525)
Proceeds from sales of property, plant and equipment	4,342	--
	-------------------	-------------------
Net cash used in investing activities	(576,555)	(3,866,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Proceeds from long-term bank debt	850,000	1,000,000
Payments on long-term bank debt	(999,166)	(1,400,000)
Proceeds from bank line of credit	3,875,000	1,950,000
Payments on bank line of credit	(3,700,000)	(1,625,000)
Proceeds from other long-term debt	--	600,000
Payments on other long-term debt	(674,170)	(1,249,065)
Foreign financing activities:
Proceeds from long-term bank debt	--	1,350,488
Payments on long-term bank debt	(419,978)	(1,791,024)
Proceeds from bank line of credit	2,280,994	1,054,204
Payments on bank line of credit	(2,332,104)	(1,331,178)
Proceeds from export credit refinancing facility	7,819,114	1,750,240
Payments on export credit refinancing facility	(7,358,249)	(556,944)
Other financing activities:
Proceeds from issuance of convertible debentures	--	2,709,000
Proceeds from the issuance of common stock and exercise of common stock options	364	301,000
	-------------------	-------------------
Net cash provided by (used in) financing activities	(658,195)	2,761,721

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,555)	76,307
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	204,466	128,159
	-------------------	-------------------
CASH AND CASH EQUIVALENTS END OF YEAR	$120,911	$204,466
	===========	===========

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	Years Ended December 31,
	2002	2001
	----------------	----------------
Supplemental cash flow disclosures:
Interest paid	$317,235	$364,337

Non-cash investing activities:
Fair value of assets acquired	$--	$3,634,113
Debt issued	--	(835,265)
	---------------	---------------
Cash paid for acquisition	$--	$2,798,848
	=========	=========

Non-cash financing activities:
Conversion of long-term debt to common stock	$2,322,000	$--

See accompanying notes.

1.	Summary of Significant Accounting Policies

Business Description

TOR Minerals International, Inc. (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings and plastics. The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (TMM) and TOR Processing and Trade BV (TP&T). All significant intercompany transactions are eliminated in the consolidation process. The Company's global headquarters and US manufacturing site are located in Corpus Christi, Texas (TOR US). The Asian headquarters and manufacturing plant are located in Ipoh, Malaysia and the Company's newest subsidiary is located in Hattem, The Netherlands.

Going Concern

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which together provide a total short-term credit facilities of $5,921,000. At December 31, 2002, TMM had utilized $3,153,676 of these facilities, including $29,434 on the line of credit and $3,124,242 outstanding under the Export Credit Refinancing (ECR). The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 180 days or less against customers' purchase orders. The short-term credit facilities with these banks are subject to a demand provision which is customary in Malaysia regarding short-term banking facilities. In addition, TMM has two long-term loans with the same two Malaysian banks. At December 31, 2002, a total of $489,974 was outstanding on the two long-term loans which are currently being repaid in monthly principal payments totaling $35,000 (plus interest) through February 2004. The term loans are subject to certain subjective acceleration covenants based on the judgment of the banks. Additionally, if repayment of the short-term credit facilities is demanded, these term loans would also become due immediately. TMM has had ongoing borrowing relationships with both HSBC and RHB Bank for over 10 years and is in the process of negotiating for increased borrowing limits under its short-term credit facility.

The Company's subsidiary, TP&T, has a loan agreement with Rabobank in the Netherlands which provides a short-term credit facility of $250,000 that expires May 7, 2003. At December 31, 2002, TP&T had fully utilized its credit facility. TP&T's borrowings with Rabobank are also subject to a demand provision.

While the banks have made no indication that they will demand payment of the short-term borrowings in Malaysia or the Netherlands, there can be no assurances that this debt will not be called for payment in 2003. If the short-term credit facility borrowings had been called for payment at December 31, 2002, this would have also caused the term loans with the Malaysian banks to become immediately due, and after the utilization of available cash and borrowing capacity of $2,621,000 the Company would have required $1,272,650 in additional capital or other borrowings in the short-term to meet its cash requirements. There are no assurances that management would be successful in obtaining the required additional capital. (See Note 4)

Basis of Presentation and Use of Estimates

TMM measures and records its transactions in terms of the local Malaysian currency, the ringgit which is also the functional currency. Malaysia imposed capital controls and fixed its ringgit currency at 3.8 ringgits per 1 US dollar in September of 1998 to stem the outflow of short-term capital. The Malaysian government has not changed the fixed exchange rate since that time. However, there can be no assurance that the Malaysian government will maintain this fixed rate of currency exchange.

TP&T uses the US dollar as its functional currency. As a result of the changes in the exchange rate, gains and losses due to fluctuations in the value of any Euro denominated transactions are recorded on the Company's consolidated statement of operations.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable including review of agings and current economic conditions.

Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method. TMM is the Company's sole suppler of Synthetic Rutile (SR), the raw material for the Company's primary titanium product HITOX. There are other available sources of SR that would be available if this supply was interrupted.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 35 years, except in Malaysia where most of the Company's production facility is depreciated using the units of production method. Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped; 3) the price of the products is fixed or determinable; 4) collectibility is reasonably assured. The Company's pigment business has generally experienced higher sales during the second and third calendar quarters, due to increased activity in construction and maintenance during warm weather and the associated increase in demand for materials which use pigments such as paints and plastic pipe. The Company's principal product line, HITOX pigments, accounted for 60% and 66% of total sales in 2002 and 2001, respectively.

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

Stock Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans, which are described in Note 10. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company chose to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees. On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25. Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net earnings and earnings per share would have been as follows:
	December 31,
	2002	2001
	------------	------------
Net income, as reported	$ 308,692	$(577,828)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	48,548	56,518
	------------	------------
Pro forma net income	$260,144	$(634,346)
	=======	=======
Earnings per share:
Basic - as reported	$0.05	$(0.10)
Basic - pro forma	$0.04	$(0.12)

Diluted - as reported	$0.05	$(0.10)
Diluted - pro forma	$0.04	$(0.12)

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding and excludes any dilutive effects of options. Diluted earnings per share reflects the effect of all dilutive items.

Reporting Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, and it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Derivatives and Hedging Activities

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company utilizes natural gas forward contracts to hedge a portion of its TOR US natural gas needs and foreign currency forward contracts at TMM to hedge a portion of its foreign currency risk. (See Note 12)

Intangible Assets

In July 2001 the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their estimated useful lives

Definite-lived Intangibles:

The Company adopted the provisions of SFAS 141 effective January 1, 2002. In connection with the Company's purchase of assets from the Royal Begemann Group (described in further detail in Note 2), the Company recorded intangible assets related to non-compete agreements in the amount of $300,000. These intangible assets will be amortized over three (3) years. As of December 31, 2002, the Company had accumulated amortization of $158,333 related to these assets, and will record amortization of $100,000 in 2003 and $58,333 in 2004.

Indefinite-lived Intangibles:

The Company has no indefinite-lived intangible assets.

Goodwill

In July 2001 the FASB issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under the provisions of SFAS 142, the value of the Company's goodwill (with a carrying value of $1,283,000) is no longer subject to amortization but will be reviewed at least annually for impairment, or more frequently if impairment indicators exist. To ensure that the impairment test is performed consistently, the Company has elected to use October 1 as its annual measurement date. The impairment test under SFAS 142 is a two-step process. The first step is a screen for potential impairment. If impairment is identified in step one, the second step is completed to measure the amount of the impairment. The Company has three reporting units under FAS 142, TOR US, TMM, and TP&T. All of the Company's goodwill relates to the TP&T reporting unit.

The Company completed the transitional goodwill impairment test as of January 1, 2002, and concluded there was no impairment of the goodwill. The Company then completed the first annual impairment test October 1, 2002, and concluded that there was no impairment of recorded goodwill, as the fair value of its reporting units exceeded their carrying amount as of October 1, 2002. Therefore the second step of the impairment test under SFAS 142 was not required to be performed at January 1, 2002 or October 1, 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

The following table presents the impact of SFAS 142 on net loss and net loss per share as if the standard had been in effect for the two year ended December 31, 2001:

Adjusted net income (loss):	2001
Reported net loss	$ (577,828)
Add back: goodwill amortization	37,915
-------------
Adjusted net loss	(539,913)
========
Basic and diluted earnings per share:
Reported net loss per share	$(0.10)
Add back: goodwill amortization	----
Adjusted basic and diluted earnings per share	$(0.10)
========

Reclassifications

Certain 2001 balances have been reclassified for comparative purposes.

Recent Accounting Pronouncements

On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25.

Statement 148's amendment of the transition and annual disclosure requirements of Statement 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Statement No. 143 is effective for financial statements for fiscal years beginning after June 15, 2002. We are required to adopt this statement in the first quarter of 2003. Management does not believe adoption of this statement will materially impact our financial position or results of operations.

On January 1, 2002, we adopted Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supersedes Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of this statement did not materially impact our financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 address the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity." It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination." Statement No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe that adoption of this statement will materially impact our financial position or results of operations.

2.	Acquisition of Assets from the Royal Begemann Group

On May 16, 2001 the Company finalized an asset purchase agreement (the "Purchase Agreement") with the Royal Begemann Group ("RBG"), a Netherlands holding company, to acquire designated assets of Terminor Processing & Trade BV, Ceramic Design International Holding BV, and Thermal Insulation Manufacturers BV. Pursuant to the terms of the Purchase Agreement, the Company paid $2,300,000 and an additional $900,000 (discounted present value of the payments is approximately $835,000) in three (3) equal installments which were paid in January, March and May 2002. The Company recorded the transaction as a purchase with a cost of $3,300,000 including transaction costs of $100,000 and goodwill of $1,321,000. In a separate agreement, the Company paid RBG $300,000 for a non-compete agreement which will be amortized over three years. The Company raised $3,010,000 for the acquisition through a private placement of common stock and convertible debentures. (See Note 3)

This acquisition of assets, consisting primarily of plant and equipment of Terminor Processing & Trade BV and Ceramic Design International Holding BV, located in Hattem, The Netherlands, enabled the Company to expand operations through its new subsidiary, TP&T. Using the acquired plant and equipment, TP&T manufactures ALUPREM®, a very high quality specialty alumina for use in chips, cast polymers, bulk molding compounds, as well as wire and cable applications.

In addition, certain equipment acquired from the closed Norwegian plant of Thermal Insulation Manufacturer BV is to be used in the Company's plants in Corpus Christi, Texas and Ipoh, Malaysia to apply certain process technology to its titanium pigment. The Company paid $500,000 for the equipment acquired from the Norwegian plant. The Company plans to place this equipment in service during 2004.

3.	Related Party Transactions

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson a 17.0% shareholder, through Paulson Ranch, Ltd. under which Paulson Ranch made a loan to the Company in the amount of $600,000 with an interest rate of 10.0%. The principal balance outstanding on December 31, 2002 was approximately $235,708. The new loan agreement with the Bank limits the payment of principal and interest on the loan with Paulson Ranch.

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

The common stock was priced in the private placement at $1.00 per share (slightly above the previous closing price), and the conversion price for the shares of common stock issuable upon conversion of the debentures is $1.80. The debentures bear no interest for 2 years, and are secured by security interests in substantially all of the Company's assets. The lien securing the debentures is subordinated to the Bank (See Note 4).

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

The lead investors are affiliates of Hartman & Associates, Inc. of Austin, Texas. Under the terms of their investments, Hartman & Associates was permitted to designate two persons as directors of the Company, and David A. Hartman and Douglas M. Hartman were so designated, and joined the Company's Board of Directors.

4.	Long-Term Debt and Notes Payable to Banks

A summary of long-term debt follows:	December 31,
	2002	2001
	------------------	------------------
Convertible subordinated debentures issued in a private placement on April 5, 2001, convertible into 5-year term loans at 10% interest if not presented for conversion to Company's common stock by April 5, 2003	$360,000	$2,682,000
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0%, 6.25% at December 31, 2002; due May 1, 2007	750,834	900,000
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.3% at December 31, 2002, due February, 2004	244,987	454,976
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 3.9% at December 31, 2002, due February, 2004	244,987	454,976
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate 10.0%, due April, 2005	235,708	335,708
Other indebtedness, payable to the Royal Begemann Group with an effective interest rate of 10.0%, due May 31, 2002	--	574,170
	------------------	------------------
Total	1,836,516	5,401,830
Less current maturities	644,000	1,894,148
	------------------	------------------
Total long-term debt	$1,192,516	$3,507,682
	==========	==========

The majority of the Company's non-related party debt is either floating rate or has been recently negotiated and carrying value approximates fair value.

US Bank Credit Facility

During 2002, the Company entered into a new loan agreement and various amendments with Bank of America, N.A. (the "Bank). The Agreement amended and restated the loan agreement between the Bank and the Company dated May 1, 2002. The Agreement, which matures on August 31, 2003, increased the Company's Line from $1,300,000 to $3,000,000 and extends the Company's term loan. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $3,000,000 or (b) 80% of eligible accounts receivable and 50% of eligible inventory. At December 31, 2002, the Company had $500,000 outstanding on the Line and $2,500,000 was available to the Company on that date. The Company anticipates accessing the maximum available funds from the Line during the second quarter of 2003 to fund the purchase of raw materials.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of both the US operations and the consolidated operations. The covenants are calculated at the end of each quarter. For the twelve-month period ending December 31, 2002, the Company was in compliance with all of the covenants contained in the amended Agreement. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal payment of $14,167 plus interest commenced on June 1, 2002 and continue through May 1, 2007. At December 31, 2002, the balance on the term loan was $750,834.

As part of the purchase agreement with RBG, a portion of the purchase price for the assets was deferred and paid in three equal installments of $300,000. The Company prepaid the January 31, 2002 installment on October 31, 2001 at a 2% discount. The final two installments were paid in March and May 2002.

Convertible Debentures

In connection with the private placement, the Company issued $2,709,000 principal amount of convertible debentures. The common stock was priced in the private placement at $1.00 per share, and the conversion price for the shares of common stock issuable upon conversion of the debentures is $1.80. The debentures bear no interest for 2 years, secured by security interests in substantially all of the Company's assets, and will be automatically converted into 5 year secured term notes bearing interest at the rate of 10% per annum, unless the holders of the debentures exercise the option to convert them into common stock at the $1.80 per share conversion rate. (See Note 3)

On December 14, 2001, Richard Bowers, the Company's President and Chief Executive Officer, exercised his option to convert $27,000 of debentures into 15,000 common shares at the $1.80 per share conversion rate. On August 9, 2002, Bernard Paulson, David Hartman, Douglas Hartman, Thomas Pauken, Craig Epperson and Christopher McGougan exercised their option(s) to convert $2,322,000 of debentures into 1,290,000 common shares at the $1.80 per share conversion rate. The carrying value of the debentures converted to common stock on August 9, 2002 totaled $2,322,000, leaving 200,000 debentures with a carrying value of $360,000 outstanding after this conversion.

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,921,000. At December 31, 2002 TMM had utilized $3,153,676 of that facility, including $29,434 on the line of credit with a weighted average interest rate of 4.13% and $3,124,242 outstanding under the ECR with a weighted average interest rate of 3.5%. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 180 days or less or less against customers' purchase orders. The borrowings under the short-term credit facility are subject to a demand provision which is customary in Malaysia regarding short-term banking facilities. The facility is subject to annual review and renewal.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At December 31, 2002 the outstanding principal balance on each of the two term loans was $244,987 for a total outstanding borrowings of $489,974. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each, plus interest. The term loans are subject to certain subjective acceleration covenants based on the judgment of the banks. Additionally, if repayment of the short-term credit facilities are demanded, these term loans would also become due immediately.

Netherlands Bank Credit Facility

The Company's subsidiary, TP&T, has a loan agreement with a bank in The Netherlands, Rabobank, which provide a total short-term credit facility of $250,000. The credit facility is secured by TP&T's inventory and accounts receivable. At December 31, 2002 TP&T had fully utilized their credit facility.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2003 and expects to maintain compliance with all financial covenants throughout 2003. However, if material shortfalls in anticipated results in performance that caused a violation in its covenants, the Company may be required to seek further amendments to its credit agreements or alternative sources of financing or to limit capital expenditures.

The terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

The following is a summary of maturities of long-term debt as of December 31, 2002:

Year Ending December 31,
2003	$644,000
2004	312,000
2005	477,708
2006	242,000
2007	160,808
------------
Total	$1,836,516
=======

5.	Inventories

A summary of inventories follows:

	December 31,
	2002	2001
	-------------	-------------
Raw materials	$2,791,733	$1,454,080
Finished goods	1,354,149	3,158,827
Supplies	468,905	374,854
	-------------	-------------
Total Inventories	$4,614,787	$4,987,761
	========	========

6.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:
		December 31,
	Expected Life	2002	2001
	------------------	--------------	--------------
Land and Office building	35 years	$533,762	$533,762
Production facilities	10 - 20 years	5,527,108	5,381,304
Machinery and equipment	5 - 15 years	18,119,638	17,821,988
Furniture and fixtures	3 - 20 years	644,042	793,314
Construction in progress		676,795	640,145
		--------------	--------------
Total		25,501,345	25,170,513
Less accumulated depreciation		(13,045,578)	(12,483,065)
		--------------	--------------
Property, Plant and Equipment, net		$12,455,767	$12,687,448
		========	========

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ending December 31, 2002 and 2001 were $812,578 and $759,971, respectively.

The Company's policy is to depreciate the synthetic rutile production equipment (with a net book value of $6,583,505 at December 31, 2002) over its remaining useful life using the units of production method and to evaluate the remaining life and recoverability of such equipment in light of current economic conditions and estimates of future cash flows. The Company has adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. As a result of the existence of certain impairment indicators, the Company has estimated future cash flows from the use of these assets based on its belief that circumstances in the industry will improve, and has concluded that an impairment write-down is not necessary. However, if the Company's assessment that it will recover the carrying amount of these assets were to change, future depreciation expense and impairment loss could be impacted.

Capitalized interest expense for the year ending December 31, 2001 was $32,000. The Company did not capitalize any interest expense for the year ending December 31, 2002.

The Company has $676,795 in construction in progress which relates to the production of ALUPREM at TOR US. The Company expects to begin depreciating these assets in 2004, upon commencement of production.

7.	Business Location Information

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
	United States	Netherlands	Malaysia	Adjustments and Eliminations	Consolidated
Years ended:	-----------------	-----------------	-----------------	-----------------	------------------
December 31, 2002
Sales Revenue:
External customer sales	$12,434,435	$1,495,288	$2,339,713	$--	$16,269,436
Intercompany sales	--	515,488	3,772,378	(4,287,866)	--
	---------------	----------------	---------------	---------------	----------------
Total Sales Revenue	$12,434,435	$2,010,776	$6,112,091	$(4,287,866)	$16,269,436

Depreciation & amortization	474,898	211,954	253,608	(27,882)	912,578
Interest income	270,531	69	--	(270,205)	395
Interest expense	147,289	288,131	152,020	(270,205)	317,235

Location profit (loss)	$(135,932)	$(783,473)	$1,048,951	$179,145	$308,692
	=========	=========	=========	=========	=========

Capital expenditures	397,506	59,674	123,717	--	580,897
Location long-lived assets	9,284,826	3,354,966	10,514,684	(9,274,046)	13,880,430

Location assets	$19,927,405	$3,919,854	$15,361,008	$(17,723,313)	$21,484,954
	=========	=========	=========	=========	=========

December 31, 2001
Sales Revenue:
External customer sales	$12,177,739	$661,011	$1,852,431	$--	$14,691,181
Intercompany sales	--	--	2,827,704	(2,827,704)	--
	---------------	----------------	---------------	---------------	----------------
Total Sales Revenue	$12,177,739	$661,011	$4,680,135	$(2,827,704)	$14,691,181

Depreciation & amortization	492,757	159,197	237,805	(33,540)	856,219
Interest income	170,699	439	--	(152,218)	18,920
Interest expense	193,431	152,229	170,895	(152,218)	364,337

Location profit (loss)	$(161,500)	$(616,571)	$570,785	$(370,542)	$(577,828)
	=========	=========	=========	=========	=========

Capital expenditures	866,873	30,179	158,546	--	1,055,598
Location long-lived assets	9,362,218	3,507,246	10,644,575	(7,126,929)	16,387,110

Location assets	$19,719,305	$3,862,326	$14,340,478	$(16,480,330)	$21,441,779
	=========	=========	=========	=========	=========

The Company's principal product, HITOX, accounted for 60% of net sales in 2002 and 66% in 2001.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products. Intercompany sales consisted of SR, HITOX and ALUPREM.

Approximately 46% of the Company's employees are represented by a collective bargaining agreement expired on December 31, 2002. The Company is currently negotiating with the employees on a new three year agreement.

8.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Years Ended December 31,
	2002	2001
	--------------	--------------
Numerator:
Net Income (Loss)	$ 308,692	$ (577,829)
Numerator for basic earnings per share - income (loss) available to common stockholders	308,692	(577,829)
	--------------	--------------
Effect of dilutive securities	--	--
	--------------	--------------
Numerator for diluted earnings per share - income (loss) available to common stockholders after assumed conversions	$308,692	$ (577,829)
	========	========
Denominator:
Denominator for basic earnings per share - weighted-average shares	6,153,800	5,506,666
Effect of dilutive securities:
Employee stock options	13,077	--
	--------------	--------------
Dilutive potential common shares	13,077	--
	--------------	--------------
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	6,166,877	5,506,666	(1)
	========	========
Earnings (loss) per common share:
Basic	$0.05	$ (0.10)
	========	========
Diluted	$0.05	$ (0.10)
	========	========

_____________________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

Excluded from the calculation of diluted earnings per share were a total of 310,800 options and 200,000 convertible debentures in 2002 and 482,300 options and 1,490,000 convertible debentures in 2001. The options were not included in the computation of diluted earnings per share because the effect would be antidilutive.

9.	Income Taxes

Reconciliation between the Company's effective tax rate and the Federal statutory rate on earnings is as follows:
	Years Ended December 31,
	2002	2001
	--------------	--------------
Expense (benefit) computed at 'expected' rates	$112,288	$(196,462)
Change in valuation allowance - Domestic	34,000	42,278
Change in valuation allowance - Foreign	(96,737)	113,293
Effect of foreign tax rate differential	34,819	30,279
Other, net	(84,370)	10,612
	--------------	--------------
	$--	$--
	========	========

Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2002 and 2001 are as follows:
	Years Ended December 31,
	2002	2001
	-------------	-------------
Deferred Tax Liabilities:
Book - tax difference of US property, plant and equipment	$(19,300)	$164,900
Book - tax difference of foreign property, plant and equipment	2,421,000	2,325,300
	-------------	-------------
Total deferred liabilities	2,401,700	2,490,200
	-------------	-------------
Deferred Tax Assets:
Net operating loss carryforwards - Domestic	3,402,400	3,542,600
Net operating loss carryforwards - Foreign	2,826,600	2,827,500
Alternative minimum tax credit carryforward	64,700	64,700
Other deferred assets	14,800	24,800
	-------------	-------------
Total deferred assets	6,308,500	6,459,600
	-------------	-------------
Net deferred tax assets before valuation allowance	3,906,800	3,969,400
	-------------	-------------
Valuation allowance	(3,906,800)	(3,969,400)
	-------------	-------------
Net deferred tax liability	$--	$--
	========	========

As of December 31, 2002, the Company has a US net operating loss carryforward of approximately $10,007,000, which expires in 2009 to 2021, and foreign loss carryforwards of approximately $8,314,000. Due to uncertainties as to the Company's ability to utilize the net deferred tax assets, the Company has fully reserved the asset.

10.	Stock Options

The Company measures compensation expense for its stock-based employee compensation plans, which are described in Note 10. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company chose to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, because the grant price equals the market price on the date of grant for options issued by the Company, no compensation expense is recognized for stock options issued to employees. On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25. Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company's net earnings and earnings per share would have been as follows:

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board (the "Committee"). The original Plan provided that options or awards for as many as 175,000 shares of the Company's common stock may be granted by the Committee. In 1995, the Board of Directors approved an amendment to the Plan increasing the number of shares available to grant thereunder to 625,000. The Plan also provided for the automatic granting annually of options for 2,500 shares of common stock to non-employee directors of the Company. Options must be exercised within ten years from the date of grant or forfeited. All options are issued at an exercise price equal to the stock's market value on the date of grant. The Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding. At December 31, 2002 the Plan had 243,300 options outstanding.

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

In addition, during 1991, 75,000 non-qualified stock options were granted to the officers of the Company at an exercise price of $9.75 per share which expired during 1998. There also were 3,000 non-qualified stock options granted in 1989 at $9.00, which expired in 1996. During 1995, another 50,000 options were issued outside the plan at an exercise price of $2.625 per share which expired in 2002. In 1999 an additional 75,000 options were issued outside the Plan at an exercise price of $2.125.

Exercise prices on options outstanding at December 31, 2002 ranged from $0.92 to $4.25 per share. The weighted-average remaining contractual life of those options is 5.62 years. The number of options exercisable at December 31, 2002 and 2001 was 383,600 and 482,300, respectively.

The following table summarizes certain information regarding stock option activity:

		Options -----------------------------------------------------------------------
	Total Reserved	Outstanding	Weighted Average Exercise Price	Range of Exercise Prices
	---------------	-----------------------------------------------------------------------
Balances at December 31, 2000	1,247,200	543,100	$ 2.010	$ 1.25	-	$10.62
Additional options authorized	--	--
Granted	--	112,300	$ 1.164	$ 0.91	-	$ 1.40
Exercised	--	--
Forfeited or expired	(172,400)	(173,100)	$ 1.980	$ 1.40	-	$ 2.69
	--------------	--------------
Balances at December 31, 2001	1,074,800	482,300	$ 1.920	$ 0.91	-	$10.62
Additional options authorized	--	--
Granted	--	22,500	$ 1.159	$ 1.15	-	$ 1.19
Exercised	(400)	(400)	$ 0.910	$ 0.91	-	$ 0.91
Forfeited or expired	(81,500)	(120,800)	$ 2.128	$ 1.21	-	$10.62
	--------------	--------------
Balances at December 31, 2002	992,900	383,600	$1.816	$ 0.92	-	$ 4.25
	========	========

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: risk-free interest rates of 1.82% and 4.39%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock of .760 and .744; and a weighted-average expected life of the option of 5 years in 2002 and in 2001. The weighted-average fair value of options granted during 2002 was $0.72.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
	December 31,
	2002	2001
	------------	------------
Net income, as reported	$ 308,692	$(577,828)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	48,548	56,518
	------------	------------
Pro forma net income	$260,144	$(634,346)
	=======	=======
Earnings per share:
Basic - as reported	$0.05	$(0.10)
Basic - pro forma	$0.04	$(0.12)

Diluted - as reported	$0.05	$(0.10)
Diluted - pro forma	$0.04	$(0.12)

In connection with all of the Company's stock options, 992,900 shares of the Company's common stock have been reserved. The Company has an additional 200,000 shares reserved for the convertible debentures.

11.	Profit Sharing Plan

The Company has a profit sharing plan that covers all employees. Contributions to the plan are determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes. For the years ended December 31, 2002 and 2001, there were no contributions to the plan.

The Company also offers a 401(k) savings plan administered by an investment services company. Employees are eligible to participate in the plan after completing six months of service with the Company. The Company matches contributions up to 2% of the employee's eligible earnings or $400 per year, which ever is greater. Total Company contributions to the 401(k) plan for the years ended December 31, 2002 and 2001 were $34,132 and $33,496, respectively.

12.	Derivatives and Hedging Activities

Natural Gas Hedge

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

During the first quarter 2002, the Company had a swap agreement with Coral Energy Holdings, LP ("Coral Energy") to exchange monthly payments on notional quantities amounting to 57,000 MM Btu's. This contract was a derivative that had not been designated as a hedge. Under the swap agreement, the Company paid fixed prices averaging $4.6265 per MM Btu. For the year ended December 31, 2001, the Company marked the gas contract to market, recording a loss of $113,000. The Company recorded the loss as a component of "Cost of Goods Sold" on the income statement. The Company settled this swap agreement during the first quarter 2002 by paying cash of $136,000, recording an additional loss of $23,000.

On December 11, 2001, the Company entered into another natural gas contract to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it will be highly effective in helping the Company meet its cash flow objectives. The contract was settled based on natural gas market prices for April 2002 through July 2002. The Company paid fixed prices averaging $2.88 per MM Btu on notional quantity of amounting to 62,000 MM Btu's.

On September 3, 2002, the Company entered into a natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it will be highly effective in helping the Company meet its cash flow objectives. The contract will be settled based on natural gas market prices for January 1, 2003 through April 30, 2003. The Company will pay fixed prices averaging $3.90 per MM Btu on notional quantities amounting to 60,000 MM Btu's. For the year ended December 31, 2002, the Company marked the gas contract to market, recording a gain of $56,145 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at December 31, 2002. The recognition of this gain had no effect on the Company's cash flow.

Foreign Currency Forward Contracts

To protect its exposure to foreign exchange risks, TMM enters into foreign currency forward contracts. Gains and losses on foreign exchange contracts designated as hedges of identified exposure are offset against the foreign exchange gains and losses on hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recorded until the transaction occurs. On December 31, 2002, TMM marked the contracts to market, recording a gain of $12,368 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at December 31, 2002. The recognition of this gain had no effect on the Company's cash flow.

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

Minimum future rental payments under these leases as of December 31, 2002 are as follows:

Years Ending December 31,
2003	$ 53,400
2004	53,400
2005	53,400
2006	53,400
2007	53,400
Later years	1,041,300
----------------
Total minimum lease payments	$ 1,308,300
==========

Rent expense under these leases was $53,400 per year during 2002 and 2001.

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

14.	Principal Customer Information and Export Sales

During the years ended December 31, 2002 and 2001, no single customer provided 10% or more of total revenue. Revenues from export sales were as follows:
	Years Ended December 31,
Geographic Region	2002	2001
	------------------	------------------
North, Central and South America	$ 2,391,658	$ 1,722,817
Pacific Rim	1,186,077	1,029,934
Europe	2,183,237	1,351,315
	------------------	------------------
Total	$ 5,760,972	$ 4,104,066
	===========	===========

The Company sells its products both directly to end-users and to distributors. The top 10 direct customers accounted for 53% of total net sales in 2002 and 34% in 2001. Domestic distributors accounted for approximately 20% of total net sales in 2002 and 22% in 2001. Foreign sales through distributors accounted for approximately 15% of total sales in 2002 and 13% in 2001 and foreign direct sales were approximately 23% in 2002 and 11% in 2001.