Form 10QSB
period 2003-03-31
TOR MINERALS INTERNATIONAL INC
filed 2003-05-14
CIK 842295

charset=windows-1252"> x10qsb3-03

charset=windows-1252"

United States

Securities and Exchange Commission

Washington, D. C. 20549

____________________________

FORM 10-QSB

____________________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(361) 883-5591

(Registrant's telephone number, including area code)

____________________________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Shares Outstanding as of April 30, 2003
Common Stock, $0.25 par value	7,085,587

Transitional Small Business Disclosure Format (check one):
Yes [__]	No [ X ]

	Table of Contents
	Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -- March 31, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations -- Three months ended March 31, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	16

	Part II - Other Information
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		17

Certifications	Chief Executive Officer	18
	Principal Accounting Officer	19

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
(in thousands)

	March 31, 2003 (Unaudited) ___________	December 31, 2002 ___________
ASSETS
Current assets:
Cash and cash equivalents	$169	$121
Trade accounts receivable, net	2,780	2,348
Other receivables	91	279
Inventories	3,932	4,615
Other current assets	361 ___________	254 ___________
Total current assets	7,333	7,617
Property, plant, and equipment	26,198	25,501
Accumulated depreciation	(13,278) ___________	(13,045) ___________
Property, plant, and equipment, net	12,920	12,456
Goodwill, net	1,283	1,283
Other assets	117 ___________	141 ___________
	$21,653 ===========	$21,497 ===========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$1,291	$1,245
Accounts payable, other	64	246
Accrued expenses	259	397
Notes payable - Line of Credit	921	780
Export credit refinancing facility	3,490	3,124
Current maturities of long-term debt	555 ___________	589 ___________
Total current liabilities	6,580	6,381
Long term debt, excluding current maturities	538	651
Related party debt - Paulson Ranch	231	236
Other long-term debt, convertible debentures	360 ___________	360 ___________
Total liabilities	7,709	7,628
Commitments and Contingencies	--	--
Shareholder's equity:
Common stock $0.25 par value; authorized, 10,000 shares; 5,595 shares outstanding	1,721	1,721
Additional paid-in capital	17,447	17,447
Additional paid-in capital - Stock Options	9
Accumulated deficit	(5,262)	(5,368)
Other Comprehensive Income	29 ___________	69 ___________
Shareholder's equity	13,944 ___________	13,869 ___________
	$21,653 ===========	$21,497 ===========

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, ______________________
	2003 ________	2002 _________
Net sales	$4,396	$3,984
Costs and expenses:
Cost of products sold	3,286 ______	2,876 ______
Gross profit	1,110	1,108
Selling, administrative and general	946 ______	895 ______
Operating income	164	213
Other income (expenses):
Interest expense	(57)	(80)
Other, net	(1) ______	3 ______
Income before income tax	106	136
Provision for income tax	-- ______	-- ______
Net income	106	136
Other comprehensive income, net of tax:
Change in fair value of cash flow hedges	(40) ______	-- ______
Comprehensive income	$66 ======	$136 ======
Earnings per common share:
Basic	$0.02	$0.02
Diluted	$0.01	$0.02
Weighted average common shares and equivalents outstanding
Basic	6,886	5,595
Diluted	7,134	7,088

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31, _______________________
	2003 _________	2002 _________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$106	$136
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	233	190
Amortization	24	25
Compensation - Stock Options	9	--
Changes in working capital:
Receivables	(244)	(909)
Inventories	683	518
Other current assets	(147)	(200)
Accounts payable and accrued expenses	(274) ________	52 ________
Net cash provided by (used in) operating activities	390	(188)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(697) ________	(63) ________
Net cash used in investing activities	(697)	(63)
CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Payments on long-term bank debt	(43)	(50)
Proceeds from bank line of credit	705	1,275
Payments on bank line of credit	(605)	(575)
Payments on other long-term debt	(5)	(279)
Foreign financing activities:
Payments on long-term bank debt	(104)	(106)
Proceeds from bank line of credit	570	568
Payments on bank line of credit	(529)	(273)
Proceeds from export credit refinancing facility	2,405	1,660
Payments on export credit refinancing facility	(2,039) ________	(2,002) ________
Net cash provided by financing activities	355	218

Net increase (decrease) in cash and cash equivalents	48	(33)
Cash and cash equivalents at beginning of year	121 ________	204 ________
Cash and cash equivalents at end of period	$169 ========	171 ========
Supplemental cash flow disclosures:
Interest paid	$56	$272

See Notes to Consolidated Financial Statements

TOR MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Accounting Policies

Basis of Presentation and Use of Estimates

The interim financial statements of TOR Minerals International, Inc. (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All adjustments are of a normal and recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 2002 Annual Report on Form 10-KSB.

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

TP&T uses the U.S. dollar as its functional currency. As a result of the changes in the exchange rate, gains and losses due to fluctuations in the value of any Euro denominated transactions are recorded on the Company's consolidated statement of operations.

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

Income Tax

The Company has not recorded any income tax expense during 2003 as it expects to utilize net operating loss carry-forwards to offset substantially all taxable income.

Accounting for Stock-Based Compensation - Transition and Disclosure

On January 1, 2003, the Company adopted FASB Statement 148, Accounting for Stock Based Compensation - Transition and Disclosure. Statement 148 amends FASB Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25.

Upon adoption of Statement 148, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of Statement 123. The Company will utilize the "Modified Prospective Method" of transition as provided for in Statement 148. Under the Modified Prospective Method, the Company has recorded compensation expense of $9,500 related to all options outstanding through March 31, 2003.

Pro forma information regarding net income and earnings per share is required by Statement 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the quarter ending March 31, 2002 follows:

March 31, 2002
Net income, as reported	$136,000
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	12,000 _______
Pro forma net income	$124,000 =======
Earnings per share:
Basic - as reported	$0.02
Basic - pro forma	$0.02
Diluted - as reported	$0.02
Diluted - pro forma	$0.02

Exercise prices on options outstanding at March 31, 2003, ranged from $0.92 to $4.25 per share. The weighted-average remaining contractual life of the options is 5.39 years. The number of options exercisable at March 31, 2003 and 2002 was 383,400 and 432,300, respectively.

Reclassifications

Certain 2002 balances have been reclassified for comparative purposes.

2.	Related Party Transactions

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson a 17.0% shareholder, through Paulson Ranch, Ltd. under which Paulson Ranch made a loan to the Company in the amount of $600,000. The principal balance outstanding on March 31, 2003 was $231,000. The new loan agreement with the bank limits the payment of principal and interest on the loan with Paulson Ranch.

3.	Long Term Debt and Notes Payable to Banks

A summary of long-term debt follows:
	March 31, 2003 __________	December 31, 2002 __________
Convertible subordinated debentures issued in a private placement on April 5, 2001, convert into 5-year term loans at 10% interest if not presented for conversion to Company's common stock by April 5, 2003	$360	$360
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0% due May 1, 2007	707	750
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.3% at March 31, 2003 due February, 2004	193	245
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 3.9% at March 31, 2003 due February, 2004	193	245
Other indebtedness, payable to Paulson Ranch, a related party, with an interest rate 10.0%, due April, 2005	231 _______	236 _______
Total	1,684	1,836
Less current maturities	555 _______	589 _______
Total long-term debt	$1,129 =======	$1,247 =======

The majority of the Company's non-related party debt is either floating rate or has been recently negotiated and carrying value approximates fair value.

US Bank Credit Facility

During 2002, the Company entered into a new loan agreement and various amendments with Bank of America, N.A. (the "Bank"). The Agreement amended and restated the loan agreement between the Bank and the Company dated May 1, 2002. The Agreement, which matures on August 31, 2003, increased the Company's line of credit (the "Line") from $1,300,000 to $3,000,000 and extends the Company's term loan. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $3,000,000 or (b) 80% of eligible accounts receivable and 50% of eligible inventory. At March 31, 2003, the Company had $600,000 outstanding on the Line and $2,400,000 was available to the Company on that date. The Company anticipates accessing the maximum available funds from the Line during the second quarter of 2003 to fund the purchase of raw materials.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of both the stand-alone US operations and the consolidated operations. The covenants are calculated at the end of each quarter. For the quarter ending March 31, 2003, the Company was in compliance with all of the covenants contained in the amended Agreement. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal payments of $14,167 plus interest commenced on June 1, 2002 and continue through May 1, 2007. At March 31, 2003, the balance on the term loan was $707,000.

Convertible Debentures

In April 2001, the Company raised $3,010,000 in a private placement of common stock and convertible debentures. In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. At March 31, 2003, a total of 200,000 debentures with a carrying value of $360,000 were outstanding. On April 3, 2003, the Renaissance Group exercised its option to convert the remaining 200,000 debentures for common stock at the $1.80 per share conversion rate.

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,921,000. At March 31, 2003, TMM had utilized $3,567,000 of that facility, including $77,000 on the line of credit and $3,490,000 outstanding under the ECR. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 180 days or less against customers' purchase orders. The borrowings under the short-term credit facility are subject to a demand provision which is customary in Malaysia regarding short-term banking facilities. The facility is subject to annual review and renewal.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At March 31, 2003, the outstanding principal balance on each of the two term loans was $193,000 for total outstanding borrowings of $386,000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each, plus interest. The term loans are subject to certain subjective acceleration covenants based on the judgement of the banks. Additionally, if repayment of the short-term credit facilities are demanded, these term loans would also become due immediately.

Netherlands Bank Credit Facility

The Company's subsidiary, TP&T, has a loan agreement with a bank in The Netherlands, Rabobank, which provides a total short-term credit facility of $250,000. The credit facility is secured by TP&T's inventory and accounts receivable. At March 31, 2003, TP&T had utilized $244,000 of that facility. TP&T's borrowings are also subject to a demand provision.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2003 and expects to maintain compliance with all financial covenants throughout 2003. However, if material shortfalls in anticipated results of the Company's performance cause a violation in its covenants, the Company may be required to seek further amendments to its credit agreements or alternative sources of financing or to limit capital expenditures.

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
6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(in thousands, except per share amounts)	Three Months Ended March 31, ____________________
	2003 ________	2002 ________
Numerator:
Net Income	$106	$136
Numerator for basic earnings per share - income available to common stockholders	106 _____	136 _____
Effect of dilutive securities:	-- _____	-- _____
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$106	$136
Denominator:
Denominator for basic earnings per share - weighted-average shares	6,886	5,595
Effect of dilutive securities: Employee stock options	48	3
Convertible debentures	200 _____	1,490 _____
Dilutive potential common shares	248 _____	1,493 _____
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,134 =====	7,088 =====
Basic earnings per common share:
Net Income	$0.02 =====	$0.02 =====
Diluted earnings per common share:
Net Income	$0.01 =====	$0.02 =====

Excluded from the calculation of diluted earnings per share were a total of 168,000 options at March 31, 2003 and 377,000 options at March 31, 2002. The options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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
(In thousands)	United States	Netherlands	Malaysia	Adjustments and Eliminations	Consolidated
Three months ended:
March 31, 2003
Sales Revenue:
Customer sales	$3,509	$307	$580	$--	$4,396
Intercompany sales	-- _______	503 _______	137 _______	(640) ________	-- _______
Total Sales Revenue	$3,509 =======	$810 =======	$717 =======	$(640) ========	$4,396 =======

Depreciation & Amortization	128	53	84	(8)	257
Interest income	68	--	--	(68)	--
Interest expense	18	73	33	(68)	56

Segment profit (loss)	$52 =======	$(56) =======	$(116) =======	$226 ========	$106 =======

Segment assets	$19,978 =======	$4,164 =======	$15,108 =======	$(17,606) ========	$21,644 =======

March 31, 2002
Sales Revenue:
Customer sales	$3,231	$297	$456	$--	$3,984
Intercompany sales	-- _______	-- _______	945 _______	(945) _________	-- _______
Total Sales Revenue	$3,231 =======	$297 =======	$1,401 =======	$(945) ========	$3,984 =======

Depreciation & Amortization	119	52	54	(10)	215
Interest income	68	--	--	(68)	--
Interest expense	45	68	36	(68)	81

Segment profit (loss)	$41 =======	$(254) =======	$258 =======	$91 ========	$136 =======

Segment assets	$20,126 =======	$3,890 =======	$14,594 =======	$(16,734) ========	$21,876 =======

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products. Intercompany sales consist of Synthetic Rutile, HITOX and ALUPREM.

8.	Intangible Assets and Goodwill

Definite-lived Intangible Assets

The Company adopted the provisions of SFAS 141 effective January 1, 2002. In connection with the Company's purchase of assets from the Royal Begemann Group, the Company recorded intangible assets related to non-compete agreements in the amount of $300,000. These intangible assets will be amortized over three (3) years. As of March 31, 2003, the Company had accumulated amortization of $183,000. The Company will record amortization of $8,333 per month through May 2004.

Indefinite-lived Intangible Assets

The Company has no indefinite-lived intangible assets.

Goodwill

The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under the provisions of SFAS, the value of the Company's goodwill (with a carrying value of $1,283,000) is no longer subject to amortization but will be reviewed at least annually for impairment or more frequently if impairment indicators exist. The Company completed the first annual impairment test October 1, 2002, and concluded that there was no impairment of recorded goodwill, as the fair value of the reporting units exceeded the carrying amount as of October 1, 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings.

9.	Derivatives and Hedging Activities

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

On September 3, 2002, the Company entered into a natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it will be highly effective in helping the Company meet its cash flow objectives. The contract will be settled based on natural gas market prices from January 1, 2003 through April 30, 2003. The Company will pay fixed prices averaging $3.90 per MM Btu on notional quantities amounting to 60,000 MM Btu's. For the quarter ended March 31, 2003, the Company marked the gas contract to market, recording the fair value of the hedge of $20,000 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at March 31, 2003. The fair value of the hedge decreased $36,000 from December 31, 2002 to March 31, 2003 due to both the settlement of certain hedged transactions as well as changes in the fair value of outstanding hedge transactions. The recognition of this gain had no effect on the Company's cash flow.

Foreign Currency Forward Contracts

To protect its exposure to foreign exchange risks, TMM enters into foreign currency forwards contracts. Gains and losses on foreign exchange contracts, designated as hedges of identified exposure, are offset against the foreign currency exchange gains and losses on the hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recognized until the transaction occurs. For the quarter ended March 31, 2003, the Company marked the foreign currency forwards contracts to market, recording the fair value of the hedge of $9,000 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at March 31, 2003. The fair value of the hedge decreased $4,000 from December 31, 2002 to March 31, 2003 due to both the settlement of certain hedged transactions as well as changes in the fair value of outstanding hedge transactions. The recognition of this gain had no effect on the Company's cash flow.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

Consolidated net sales for the first quarter 2003 were $4,396,000, an increase of $412,000 or 10.3% compared with the same period last year of $3,984,000. Net sales at the Corpus Christi location increased $278,000 or 8.6% during the three-month period ending March 31, 2003. TMM's net sales to third party customers increased $124,000 or 27.2% and TP&T's sales to third party customers increased $10,000 or 3.4%.

Sales by product for the first quarter 2003 as compared to the same period 2002 are presented below.
	1st Quarter 2003	1st Quarter 2002	$ Increase (Decrease)	% Increase (Decrease)
HITOX	$2,773,000	$2,601,000	$172,000	6.6%
BARTEX	579,000	688,000	(109,000)	(15.8%)
HALTEX	237,000	217,000	20,000	9.2%
ALUPREM	649,000	297,000	352,000	118.5%
OTHER	158,000 _________	181,000 _________	(23,000) ________	(12.7%) _______
Total Sales	$4,396,000 ========	$3,984,000 ========	$412,000 =======	10.3% ======

Cost of Sales:

Cost of sales for the quarter ending March 31, 2003, increased 14.3% or $410,000 on higher sales volume. Cost of sales represented 74.7% of sales this quarter as compared 72.2% for the same period 2002. The consolidated gross profit increased $2,000 or 0.2% from $1,108,000 for the quarter ending March 31, 2002 to $1,110,000 for the same period 2003.

Significant factors affecting the gross profit are as follows: (1) Natural gas, the primary source of energy at the Corpus Christi plant, increased $97,000 or 96.9% in the first quarter 2003 as compared to the same period 2002. (2) TMM's production was less during the first quarter 2003 as compared to the same period 2002 as a result of plant upgrades taking place in 2003 resulting in unabsorbed costs of $80,000.

General, Administrative and Selling Expenses:

Total general, administrative and selling expenses ("SG&A") increased from $895,000 during the first quarter of 2002 to $946,000 for the same period 2003, an increase of $51,000 or 5.7%. SG&A for the Corpus Christi operation, which includes the expenses for the Company's corporate headquarters, increased $109,000 or 18.6% compared to the first quarter 2002. Factors contributing to the increase include: (1) increase in building and contents insurance; (2) increase in accounting fees; (3) additional travel by salesmen; (4) participation in trade shows focusing on both HITOX and ALUPREM; and (5) increased investor relations expenses. SG&A for The Netherlands operation decreased $58,000 or 33.1%

Interest Income:

The Company did not recognize any interest income during the first quarter 2003 or 2002.

Interest Expense:

Interest expense decreased $23,000 in the first quarter of 2003 as compared with the same quarter last year. The reduction in interest expense was the result of a reduction in long-term debt at the Corpus Christi operation and the elimination of short-term debt to the Royal Begemann Group.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards, the Company recorded no income tax expense during the first quarters of 2003 or 2002.

Liquidity and Capital Resources

During the first quarter 2003, working capital decreased from $1,236,000 at December 31, 2002 to $753,000 at March 31, 2003. Accounts receivable increased $244,000 due to higher sales in the first quarter 2003 compared to the fourth quarter 2002. Inventory decreased $683,000 due primarily to a reduction in the level of inventory maintained at the Corpus Christi Operation. Accounts payable and accrued expenses decreased $274,000 due to the timing of inventory purchases at both the Corpus Christi and The Netherlands operations.

Cash increased $48,000 from $121,000 at December 31, 2002 to $169,000 at March 31, 2003. During the three-month period ended March 31, 2003, operating activities provided $390,000, resulting from changes in working capital, with the largest change being the decrease in inventory. The Company used $697,000 in investing activities for the purchase of production equipment. Financing activities provided $355,000 primarily from TMM's export credit refinancing facility.

US Bank Credit Facility

During 2002, the Company entered into a new loan agreement and various amendments with Bank of America, N.A. (the "Bank"). The Agreement amended and restated the loan agreement between the Bank and the Company dated May 1, 2002. The Agreement, which matures on August 31, 2003, increased the Company's line of credit (the"Line") from $1,300,000 to $3,000,000 and extends the Company's term loan. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $3,000,000 or (b) 80% of eligible accounts receivable and 50% of eligible inventory. At March 31, 2003, the Company had $600,000 outstanding on the Line and $2,400,000 was available to the Company on that date. The Company anticipates accessing the maximum available funds from the Line during the second quarter of 2003 to fund the purchase of raw materials.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of both the US operations and the consolidated operations. The covenants are calculated at the end of each quarter. For the quarter ending March 31, 2003, the Company was in compliance with all of the covenants contained in the amended Agreement. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal payments of $14,167 plus interest commenced on June 1, 2002 and continue through May 1, 2007. At March 31, 2003, the balance on the term loan was $707,000.

Convertible Debentures

In April 2001, the Company raised $3,010,000 in a private placement of common stock and convertible debentures. In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. At March 31, 2003, a total of 200,000 debentures with a carrying value of $360,000 were outstanding. On April 3, 2003, the Renaissance Group exercised its option to convert the remaining 200,000 debentures for common stock at the $1.80 per share conversion rate.

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,921,000. At March 31, 2003, TMM had utilized $3,567,000 of that facility, including $77,000 on the line of credit and $3,490,000 outstanding under the ECR. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 180 days or less against customers' purchase orders. The borrowings under the short-term credit facility are subject to a demand provision which is customary in Malaysia regarding short-term banking facilities. The facility is subject to annual review and renewal.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At March 31, 2003, the outstanding principal balance on each of the two term loans was $193,000 for total outstanding borrowings of $386,000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each, plus interest. The term loans are subject to certain subjective acceleration covenants based on the judgement of the banks. Additionally, if repayment of the short-term credit facilities are demanded, these term loans would also become due immediately.

Netherlands Bank Credit Facility

The Company's subsidiary, TP&T, has a loan agreement with a bank in The Netherlands, Rabobank, which provides a total short-term credit facility of $250,000. The credit facility is secured by TP&T's inventory and accounts receivable. At March 31, 2003, TP&T had utilized $244,000 of that facility. TP&T's borrowings are also subject to a demand provision.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2003 and expects to maintain compliance with all financial covenants throughout 2003. However, if material shortfalls in anticipated results of the Company's performance cause a violation in its covenants, the Company may be required to seek further amendments to its credit agreements or alternative sources of financing or to limit capital expenditures.

The terms of the Company's borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company's financial position.

Forward Looking Information

Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's products, changes in competition, economic conditions, fluctuations in market price for TiO2 pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filing with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14 under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Changes in Internal Controls

During the period covered by this report, there were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 5.	Other Information

In April 2001, the Company raised $3,010,000 in a private placement of common stock and convertible debentures. In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. A total of 200,000 debentures with a carrying value of $360,000 were outstanding at March 31, 2003. On April 3, 2003, the Renaissance Group exercised its option to convert the remaining 200,000 debentures for common stock at the $1.80 per share conversion rate. (See Note 3)

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit 99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 99.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K	Press Release - January 6, 2003 TOR Announces Malaysian Plant Upgrade
Press Release - February 24, 2003 TOR Announces Fourth Quarter 2002 Earnings

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 14, 2003	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	May 14, 2003	BARBARA RUSSELL Barbara Russell Controller and Treasurer (Principal Accounting Officer)

Certifications

I, Richard L. Bowers, President and Chief Executive Officer of TOR Minerals International, Inc. (the "Company"), certify that:

  I have reviewed this quarterly report on Form 10-QSB of the Company;

  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

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

  The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

RICHARD L. BOWERS Richard L. Bowers President and Chief Executive Officer May 14, 2003

I, Barbara Russell, Controller, Treasurer and Principal Accounting Officer of TOR Minerals International, Inc. (the "Company"), certify that:

  I have reviewed this annual report on Form 10-QSB of the Company;

  Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

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

  The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

BARBARA RUSSELL Barbara Russell Controller and Treasurer (Principal Accounting Officer) May 14, 2003