Form 10QSB
period 2003-06-30
TOR MINERALS INTERNATIONAL INC
filed 2003-08-14
CIK 842295

United States

Securities and Exchange Commission

Washington, D. C. 20549

____________________________

FORM 10-QSB

____________________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

____________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]	No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Shares Outstanding as of July 31, 2003
Common Stock, $0.25 par value	7,115,587

Transitional Small Business Disclosure Format (check one):
Yes [__]	No [ X ]

	Table of Contents
	Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -- June 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations -- Three-months and six-months ended June 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows -- Six-months ended June 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Controls and Procedures	17

	Part II - Other Information

Item 2.	Changes in Securities and Use of Proceeds	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		19

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(in thousands)

	June 30,	December 31,
	2003	2002
	(Unaudited) _______________	_______________
ASSETS
Current assets:
Cash and cash equivalents	$188	$121
Trade accounts receivable, net	3,693	2,348
Other receivables	353	279
Inventories	5,256	4,615
Other current assets	326 ______________	254 ______________
Total current assets	9,816	7,617

Property, plant, and equipment	26,748	25,501
Accumulated depreciation	(13,542) _______________	(13,045) _______________
Property, plant, and equipment, net	13,206	12,456
Goodwill, net	1,283	1,283
Other assets	92 ______________	141 ______________
	$24,397 ==============	$21,497 ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable, trade	$1,897	$1,245
Accounts payable, other	496	246
Accrued expenses	400	397
Notes payable - Line of Credit	3,705	780
Export credit refinancing facility	1,852	3,124
Current maturities of long-term debt	450 ______________	589 ______________
Total current liabilities	8,800	6,381
Long term debt, excluding current maturities	495	651
Related party debt - Paulson Ranch	231	236
Other long-term debt, convertible debentures	-- ______________	360 ______________
Total liabilities	9,526	7,628
Commitments and Contingencies
Shareholder's equity:
Common stock $0.25 par value; authorized, 10,000 shares; 7,116 shares outstanding	1,779	1,721
Additional paid-in capital	17,796	17,447
Additional paid-in capital - Stock Options	213	--
Accumulated deficit	(4,933)	(5,368)
Other Comprehensive Income	16 ______________	69 ______________
Shareholder's equity	14,871 ______________	13,869 ______________
	$24,397 ==============	$21,497 ==============

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30, _______________________		Six Months Ended June 30, ______________________
	2003 ________	2002 _________	2003 ________	2002 ________

Net sales	$5,506	$4,173	$9.902	$8,157
Costs and expenses:
Cost of products sold	4,003 ________	3,055 ________	7,289 _______	5,931 _______
Gross profit	1,503	1,118	2,613	2,226
Selling, administrative and general	1,108 ________	851 ________	2,054 _______	1,746 _______
Operating income	395	267	559	480
Other income (expenses):
Interest expense	(65)	(75)	(122)	(155)
Other, net	(1) ________	10 ________	(2) _______	13 _______
Income before income tax	329	202	435	338
Provision for income tax	-- ________	-- ________	-- _______	-- _______
Net income	329	202	435	338

Other comprehensive income, net of tax:
Change in fair value of natural gas hedge	(20)	6	(56)	6
Change in fair value of cash flow hedge	7 ________	-- ________	3 ________	-- ________
Comprehensive income	$316 ========	$208 ========	$382 ========	$344 ========

Earnings per common share:
Basic	$0.05	$0.04	$0.06	$0.06
Diluted	$0.05	$0.03	$0.06	$0.05

Weighted average common shares
and equivalents outstanding
Basic	7,086	5,595	6,986	5,595
Diluted	7,181	7,091	7,158	7,089

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30, _______________________
	2003 __________	2002 __________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$435	$338
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	497	390
Amortization	49	50
Non-cash compensation - stock options	213	--
Changes in working capital:
Receivables	(1,419)	(783)
Inventories	(641)	661
Other current assets	(125)	(230)
Accounts payable and accrued expenses	905 _________	(173) __________
Net cash provided by (used in) operating activities	(86)	253
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,247) __________	(155) __________
Net cash used in investing activities	(1,247)	(155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Proceeds from long-term debt	--	850
Payments on long-term bank debt	(85)	(914)
Proceeds from bank line of credit	4,330	2,470
Payments on bank line of credit	(1,480)	(1,495)
Payments on other long-term debt	(5)	(568)
Foreign financing activities:
Payments on long-term bank debt	(210)	(210)
Proceeds from bank line of credit	1,306	1,446
Payments on bank line of credit	(1,231)	(273)
Proceeds from export credit refinancing facility	4,632	2,969
Payments on export credit refinancing facility	(5,904)	(4,493)
Other financing activities:
Proceeds from the exercise of common stock options	47 _______	-- _______
Net cash provided by (used in) financing activities	1,400	(218)

Net increase (decrease) in cash and cash equivalents	67	(120)
Cash and cash equivalents at beginning of year	121 _______	204 _______
Cash and cash equivalents at end of period	$188 =======	84 =======
Supplemental cash flow disclosures:
Interest paid	$122	$164
Non-cash financing activities:
Conversion of long-term debt to common stock	$360	$--

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

TMM measures and records its transactions in terms of the local Malaysian currency, the ringgit which is also the functional currency. Malaysia imposed capital controls and fixed its ringgit currency at 3.8 ringgits per 1 U.S. dollar in September 1998. The Malaysian government has not changed the fixed exchange rate since that time. However, there can be no assurance that the Malaysian government will maintain the fixed rate of currency exchange.

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

Upon adoption of Statement 148, effective January 1, 2003, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of Statement 123. The Company will utilize the "Modified Prospective Method" of transition as provided for in Statement 148. Under the Modified Prospective Method, the Company has recorded compensation expense of $204,000 for the three-month period ending June 30, 2003 and year to date compensation expense of $213,000 related to all options outstanding through June 30, 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three-month and six-month periods ending June 30, 2002 follows:

	Three Months Ended	Six Months Ended
	June 30, 2002 _________________	June 30, 2002 _________________
Net income, as reported	$ 202	$ 338
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	18 _____	28 ______
Pro forma net income	$ 184 =====	$ 310 =====
Earnings per share:
Basic - as reported	$ 0.04	$ 0.06
Basic - pro forma	$ 0.03	$ 0.06
Diluted - as reported	$ 0.03	$ 0.05
Diluted - pro forma	$ 0.03	$ 0.04

Exercise prices on options outstanding at June 30, 2003, ranged from $0.92 to $4.125 per share. The weighted-average remaining contractual life of the options is 8.06 years. The number of options exercisable at June 30, 2003 and 2002 was 426,800 and 332,676.

Accounting for Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation of a long-lived asset. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 address the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity." It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination." Management does not believe that adoption of this statement will materially impact the Company's financial position or results of operations.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for its quarterly report for the period ending September 30, 2003. The Company is currently evaluating the provisions of FIN 46 and any potential impact of the adoption.

2.	Related Party Transactions

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson a 17.0% shareholder, through Paulson Ranch, Ltd. under which Paulson Ranch made a loan to the Company in the amount of $600,000. The principal balance outstanding on June 30, 2003 was $231,000. The new loan agreement with the bank limits the payment of principal and interest on the loan with Paulson Ranch.

3.	Long Term Debt and Notes Payable to Banks

A summary of long-term debt follows:	June 30,	December 31,
	2003 ____________	2002 ____________
Convertible subordinated debentures issued in a private placement on April 5, 2001, convert into 5-year term loans at 10% interest if not presented for conversion to Company's common stock by April 5, 2003	$--	$360
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0% due in monthly principal and interest installments through May 1, 2007	665	750
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.3% at June 30, 2003 due in monthly principal and interest installments through February, 2004	140	245
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 3.9% at June 30, 2003 due in monthly principal and interest installments through February, 2004	140	245
Other indebtedness, payable to Paulson Ranch, a related party, with an interest rate 10.0%, due April, 2005	231 ___________	236 ___________
Total	1,176	1,836
Less current maturities	450 ___________	589 ___________
Total long-term debt	$726 ===========	$1,247 ===========

The majority of the Company's non-related party debt is either floating rate or has been recently negotiated and carrying value approximates fair value.

US Bank Credit Facility

During 2002, the Company entered into a new loan agreement (the "Agreement") with Bank of America, N.A. (the "Bank"). The Agreement between the Company and the Bank was amended on May 5, 2003. The Amendment to the Loan Agreement (the "Amendment"), which matures on August 31, 2004, increased the Company's line of credit (the "Line") from $3,000,000 to $3,500,000. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $3,500,000 or (b) 80% of eligible accounts receivable and 50% of eligible inventory. At June 30, 2003, the Company had $3,350,000 outstanding on the Line and $150,000 was available to the Company on that date. The Company increased its borrowing on the Line to fund the purchase of raw materials.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of both the stand-alone US operations and the consolidated operations. The covenants are calculated at the end of each quarter. One of the provisions of the Company's loan agreement with the Bank requires a fixed charge ratio to be maintained at the end of each quarterly reporting period based on the US operation. As a result of the US operation's accumulated loss over the last four quarters, the Company's fixed charge ratio did not meet this requirement for the quarter ending June 30, 2003. The Company has received a waiver from the Bank addressing the deficiency for the quarter ending June 30, 2003. The Company was in compliance with all other debt covenants as of June 30, 2003. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal payments of $14,167 plus interest commenced on June 1, 2002 and continue through May 1, 2007. At June 30, 2003, the balance on the term loan was $665,000.

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

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,921,000. At June 30, 2003, TMM had utilized $1,956,000 of that facility, including $104,000 on the line of credit and $1,852,000 outstanding under the ECR. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 180 days or less against customers' purchase orders. The borrowings under the short-term credit facility are subject to a demand provision which is customary in Malaysia regarding short-term banking facilities. The facility is subject to annual review and renewal.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At June 30, 2003, the outstanding principal balance on each of the two term loans was $140,000 for total outstanding borrowings of $280,000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each, plus interest. The term loans are subject to certain subjective acceleration covenants based on the judgement of the banks. Additionally, if repayment of the short-term credit facilities are demanded, these term loans would also become due immediately.

Netherlands Bank Credit Facility

The Company's subsidiary, TP&T, has a loan agreement with a bank in The Netherlands, Rabobank, which provides a total short-term credit facility of $375,000. The credit facility is secured by TP&T's inventory and accounts receivable. At June 30, 2003, TP&T had utilized $251,000 of that facility. TP&T's borrowings are also subject to a demand provision.

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

The Company has direct operations in The Netherlands and Malaysia. Certain of the Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations.

5.	Contingencies

There are claims arising in the normal course of business that are pending against the Company. While it is not feasible to predict or determine the outcome of any case, it is the opinion of management that the ultimate disposition of such claims will have no material effect on the financial statements of the Company.

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

Definite-lived Intangible Assets

The Company adopted the provisions of SFAS 141 effective January 1, 2002. In connection with the Company's purchase of assets from the Royal Begemann Group, the Company recorded intangible assets related to non-compete agreements in the amount of $300,000. These intangible assets will be amortized over three (3) years. As of June 30, 2003, the Company had accumulated amortization of $208,000. The Company will record amortization of $8,333 per month through May 2004.

Indefinite-lived Intangible Assets

The Company has no indefinite-lived intangible assets.

Goodwill

The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under the provisions of SFAS 142, the value of the Company's goodwill (with a carrying value of $1,283,000) is no longer subject to amortization but will be reviewed at least annually for impairment or more frequently if impairment indicators exist. The Company completed the first annual impairment test October 1, 2002, and concluded that there was no impairment of recorded goodwill, as the fair value of the reporting unit exceeded the carrying amount as of October 1, 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings.
7.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(in thousands, except per share amounts)	Three Months Ended June 30, _____________________		Six Months Ended June 30, _____________________
	2003 ________	2002 ________	2003 ________	2002 ________
Numerator:
Net Income	$329	202	$435	338
Numerator for basic earnings per share - income available to common stockholders	329 ________	202 ________	435 ________	338 ________
Effect of dilutive securities:	-- ________	-- ________	-- ________	-- ________
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$329	202	$435	338
Denominator:
Denominator for basic earnings per share - weighted-average shares	7,086	5,595	6,986	5,595
Effect of dilutive securities: Employee stock options	95	6	72	4
Convertible debentures	-- ________	1,490 ________	100 ________	1,490 ________
Dilutive potential common shares	95 ________	1,496 ________	172 ________	1,494 ________
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,181 ========	7,091 ========	7,158 ========	7,089 ========
Basic earnings per common share:
Net Income	$0.05 ========	$0.04 ========	$0.06 ========	$0.06 ========
Diluted earnings per common share:
Net Income	$0.05 ========	$0.03 ========	$0.06 ========	$0.05 ========

Excluded from the calculation of diluted earnings per share were a total of 193,300 options at June 30, 2003 and 336,400 options at June 30, 2002. The options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

8.	Derivatives and Hedging Activities

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

On September 3, 2002, the Company entered into a natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in helping the Company meet its cash flow objectives. The contract was settled based on natural gas market prices from January 1, 2003 through April 30, 2003. The Company paid fixed prices averaging $3.90 per MM Btu on notional quantities amounting to 60,000 MM Btu's. The fair value of the hedge decreased $56,000 from December 31, 2002 to April 30, 2003 due to the settlement of the hedge.

Foreign Currency Forward Contracts

To protect its exposure to foreign exchange risks, TMM enters into foreign currency forwards contracts. Gains and losses on foreign exchange contracts, designated as hedges of identified exposure, are offset against the foreign currency exchange gains and losses on the hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recognized until the transaction occurs. For the quarter ended June 30, 2003, the Company marked the foreign currency forwards contracts to market, recording the fair value of the hedge of $16,000 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at June 30, 2003. The fair value of the hedge increased $3,000 from December 31, 2002 to June 30, 2003. The recognition of this gain had no effect on the Company's cash flow.

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

(In thousands)	United States	Netherlands	Malaysia		Adjustments and Eliminations	Consolidated
Three months ended:
June 30, 2003
Sales Revenue:
Customer sales	$3,880	$453	$1,173		$--	$5,506
Intercompany sales	-- __________	494 __________	2,207 __________		(2,701) __________	-- __________
Total Sales Revenue	$3,880 ==========	$947 ==========	$3,380 ==========		$(2,701) ==========	$5,506 ==========
Depreciation & Amortization	133	29	72		30	264
Interest income	68	--	--		(68)	--
Interest expense	38	70	25		(68)	65
Segment profit (loss)	$(229) ==========	$10 ==========	$983 ==========		$(435) ===========	$329 ==========
June 30, 2002
Sales Revenue:
Customer sales	$3,143	$481	$549		$--	$4,173
Intercompany sales	--	--	--		--	--
Total Sales Revenue	$3,143 ==========	$481 ==========	$549 ==========	$	-- ===========	$4,173 ==========
Depreciation & Amortization	115	53	63		(6)	225
Interest income	68	--	--		(68)	--
Interest expense	35	68	40		(68)	75
Segment profit (loss)	$110 =========	$(187) =========	$(130) =========		$409 ==========	$202 =========

(In thousands)	United States	Netherlands	Malaysia	Adjustments and Eliminations	Consolidated
Six months ended:
June 30, 2003
Sales Revenue:
Customer sales	$7,389	$760	$1,753	$--	$9,902
Intercompany sales	-- __________	997 __________	2,344 __________	(3,341) ____________	-- __________
Total Sales Revenue	$7,389 ==========	$1,757 ==========	$4,097 ==========	$(3,341) ===========	$9,902 ==========
Depreciation & Amortization	262	58	156	20	496
Interest income	135	--	--	(135)	--
Interest expense	56	143	58	(135)	122
Segment profit (loss)	$(177) ==========	$(46) ==========	$867 ==========	$(209) ===========	$435 ==========
Segment assets	$22,286 ==========	$4,679 ==========	$15,635 ==========	$(18,203) ===========	$24,397 ==========
June 30, 2002
Sales Revenue:
Customer sales	$6,374	$778	$1,005	$--	$8,157
Intercompany sales	-- __________	-- __________	945 __________	(945) ____________	-- __________
Total Sales Revenue	$6,374 =========	$778 =========	$1,950 =========	$(945) ==========	$8,157 =========
Depreciation & Amortization	234	105	117	(16)	440
Interest income	135	--	--	(135)	--
Interest expense	80	135	76	(135)	156
Segment profit (loss)	$151 =========	$(441) =========	$128 =========	$500 ==========	$338 =========
Segment assets	$18,980 =========	$4,016 =========	$13,700 =========	$(15,301) ==========	$21,395 =========

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products. Intercompany sales consist of Synthetic Rutile, HITOX and ALUPREM.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

Consolidated net sales for the second quarter 2003 were $5,506,000, an increase of $1,333,000 or 31.9% compared with the same quarter last year of $4,173,000. Net sales at the Corpus Christi location increased $737,000 or 23.4% during the three-month period ending June 30, 2003 due primarily to the sale of Aluprem which was not sold from the US location during the same period 2002. TMM's net sales to third party customers increased $624,000 or 113.7% as the result of a new Hitox customer. TP&T's sales to third party Aluprem customers decreased $28,000 or 5.8% as a result of the Corpus Christi operation selling Aluprem manufactured at TP&T to third party customers located in the US.

Sales by product for the second quarter 2003 as compared to the same period 2002 are presented below.
(In thousands)	Three Months Ended June 30, 2003 ______________	Three Months Ended June 30, 2002 ______________	$ Increase (Decrease) ________	% Increase (Decrease) ________
Hitox	$3,231	$2,554	$677	26.5%
Bartex	659	709	(50)	( 7.1%)
Haltex	229	273	(44)	(16.1%)
Aluprem	1,066	481	585	121.6%
Synthetic Rutile	--	19	(19)	(100.0%)
Other	321 _______	137 _______	184 _______	134.3% _______
Total Sales	$5,506 =======	$4,173 =======	$1,333 =======	31.9% ======

For the six-month period ending June 30, 2002, sales increased $1,745,000 from $8,157,000 for the second quarter 2002 to $9,902,000 for the same period 2003, a net increase of 21.4%. Net sales at the Corpus Christi location increased $1,015,000 or 15.9% during the six-month period ending June 30, 2003. Of this increase, $955,000 relates to the sale of Aluprem which was sold exclusively from the Company's plant in The Netherlands (TP&T) during the same period 2002. TMM's net sales to third party customers increased $748,000 or 74.4% as the result of an increased demand for Hitox. TP&T's sales of Aluprem to third party customers decreased $18,000 or 2.3%. The decrease in TP&T's sales is a direct result of shifting the US sales to the Corpus Christi location.

Sales by product for the first six months of 2003 and 2002 are as follows:
(In thousands)	Six Months Ended June 30, 2003 ______________	Six Months Ended June 30, 2002 ______________	$ Increase (Decrease) ________	% Increase (Decrease) ________
Hitox	$6,005	$5,154	$851	16.5%
Bartex	1,238	1,398	(160)	(11.4%)
Haltex	465	489	(24)	(4.9%)
Aluprem	1,715	778	937	120.4%
Synthetic Rutile	--	19	(19)	(100.0%)
Other	479 _______	319 _______	160 _______	50.2% _______
Total Sales	$9,902 =======	$8,157 =======	$1,745 =======	21.4% =======

Cost of Sales:

Cost of sales for the quarter ending June 30, 2003, increased 31.0% or $948,000 on higher sales volume. Cost of sales represented 72.7% of sales this quarter compared 73.2% for the same three-month period 2002. The consolidated gross profit increased $385,000 or 34.4% from $1,118,000 for the quarter ending June 30, 2002 to $1,503,000 for the same period 2003.

The most significant factor affecting the gross profit during the three-month period ending June 30, 2003 was natural gas, the primary source of energy at the Corpus Christi plant. Natural gas increased $120,000 or 61.5% in the second quarter 2003 as compared to the same period 2002 on the same number of MM/Btu's. The average price paid for natural gas increased from $3.24 per MM/Btu during the second quarter 2002 to $5.27 per MM/Btu for the same period 2003.

For the first six-months of 2003, cost of sales increased 22.9% or $1,358,000 on higher sales volume. Cost of sales represented 73.6% of sales compared 72.7% for the same six-month period 2002. The consolidated gross profit increased $387,000 or 17.4% from $2,226,000 for the six-month period ending June 30, 2002 to $2,613,000 for the same period 2003.

Significant factors affecting the gross profit during the first six-months of 2003 are as follows: (1) Natural gas was $413,000 higher during the six-month period ending June 30, 2003 compared to the same period 2002. The Company's 2003 natural gas consumption increased approximately 29,000 MM/Btu compared to the same period 2002. Year to date, the average price paid for natural gas increased from $3.08 per MM/Btu during 2002 to $5.27 per MM/Btu for the same period 2003. (2) As a result of plant upgrades taking place in 2003, TMM's production costs were under absorbed $236,000 compared to $87,000 in 2002.

General, Administrative and Selling Expenses:

General, administrative and selling expenses ("SG&A") increased from $851,000 during the second quarter of 2002 to $1,108,000 for the same period 2003, an increase of $257,000 or 30.2%. SG&A for the Corpus Christi operation, which includes the expenses for the Company's corporate headquarters, increased $278,000 or 48.4% compared to the second quarter 2002. The primary factors contributing to the increase in SG&A during the quarter ending June 30, 2003 include (1) the Company's decision to begin expensing options in 2003 resulted in the Company recorded non-cash option compensation expense of $204,000; and (2) termination expenses of $85,000 related to personnel terminations in the second quarter 2003. SG&A for The Netherlands operation decreased $26,000 or 17.0%

Year to date, SG&A increased $308,000 or 17.6% from $1,746,000 for the first six-months of 2002 to $2,054,000 for the same period 2003. SG&A for the Corpus Christi operation, which includes the expenses for the Company's corporate headquarters, increased $393,000 or 34.1% compared to the same period 2002. The primary factors contributing to the increase in SG&A include (1) the Company's decision to begin expensing options in 2003 (for the six-month period ending June 30, the Company recorded non-cash option compensation expense of $213,000); (2) termination expenses of $85,000 related to personnel terminations in the second quarter 2003; (3) an increase in accounting fees; and (4) an increase in building and contents insurance. SG&A for The Netherlands operation decreased $84,000 or 25.2%.

Interest Income:

The Company did not recognize any interest income during either the first or the second quarter of 2003 or 2002.

Interest Expense:

Interest expense decreased $10,000 in the second quarter of 2003 as compared with the same quarter 2002. For the six-month period ending June 30, 2003, interest expense decreased $33,000. The reduction in interest expense was the result of a reduction in long-term debt at both the Corpus Christi and Malaysian operations and the elimination of short-term debt to the Royal Begemann Group that was repaid in May 2002.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards, the Company recorded no income tax expense during the second quarters of 2003 or 2002.

Liquidity and Capital Resources

During the second quarter 2003, working capital decreased from $1,236,000 at December 31, 2002 to $1,016,000 at June 30, 2003. Accounts receivable increased $1,419,000 due to an expanded customer base resulting in higher sales of both Hitox and Aluprem during the second quarter 2003 compared to the fourth quarter 2002. Inventory increased $641,000 due the production of orders scheduled for shipment during the third quarter 2003. Accounts payable and accrued expenses increased $905,000 due to the timing of inventory purchases and plant upgrades.

Cash increased $67,000 from $121,000 at December 31, 2002 to $188,000 at June 30, 2003. During the six-month period ended June 30, 2003, net cash used in operating activities totaled $87,000, resulting from changes in working capital, with the largest change being the increase in accounts receivable. The Company used $1,246,000 in investing activities for the purchase of production equipment. Financing activities provided $1,400,000 primarily from the domestic line of credit.

US Bank Credit Facility

During 2002, the Company entered into a new loan agreement (the "Agreement") Bank of America, N.A. (the "Bank"). The Agreement between the Company and the Bank was amended on May 5, 2003. The Amendment to the Loan Agreement (the "Amendment"), which matures on August 31, 2004, increased the Company's line of credit (the "Line") from $3,000,000 to $3,500,000. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $3,500,000 or (b) 80% of eligible accounts receivable and 50% of eligible inventory. At June 30, 2003, the Company had $3,350,000 outstanding on the Line and $150,000 was available to the Company on that date. The Company increased its borrowing on the Line to fund the purchase of raw materials.

The Agreement, which prohibits the Company from paying dividends without the prior approval of the Bank, contains covenants that, among other things, require maintenance of certain financial ratios based on the results of both the stand-alone US operations and the consolidated operations. The covenants are calculated at the end of each quarter. One of the provisions of the Company's loan agreement with the Bank requires a fixed charge ratio to be maintained at the end of each quarterly reporting period based on the US operation. As a result of the US operation's accumulated loss over the last four quarters, the Company's fixed charge ratio did not meet this requirement for the quarter ending June 30, 2003. The Company has received a waiver from the Bank addressing the deficiency for the quarter ending June 30, 2003. The Company was in compliance with all other debt covenants as of June 30, 2003. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal payments of $14,167 plus interest commenced on June 1, 2002 and continue through May 1, 2007. At June 30, 2003, the balance on the term loan was $665,000.

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

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,921,000. At June 30, 2003, TMM had utilized $1,956,000 of that facility, including $104,000 on the line of credit and $1,852,000 outstanding under the ECR. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 180 days or less against customers' purchase orders. The borrowings under the short-term credit facility are subject to a demand provision which is customary in Malaysia regarding short-term banking facilities. The facility is subject to annual review and renewal.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At June 30, 2003, the outstanding principal balance on each of the two term loans was $140,000 for total outstanding borrowings of $280,000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each, plus interest. The term loans are subject to certain subjective acceleration covenants based on the judgement of the banks. Additionally, if repayment of the short-term credit facilities are demanded, these term loans would also become due immediately.

Netherlands Bank Credit Facility

The Company's subsidiary, TP&T, has a loan agreement with a bank in The Netherlands, Rabobank, which provides a total short-term credit facility of $375,000. The credit facility is secured by TP&T's inventory and accounts receivable. At June 30, 2003, TP&T had utilized $251,000 of that facility. TP&T's borrowings are also subject to a demand provision.

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

Part II - Other Information

Item 2.	Changes in Securities and Use of Proceeds

On April 3, 2003, the Renaissance Group exercised its option to convert the remaining 200,000 convertible debentures for common stock at the $1.80 per share conversion rate. The transaction did not involve an underwriter, and the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act as not involving a public offering.
Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 23, 2003. The purpose of the meeting was to elect a board of eight (8) directors and to ratify the appointment of Ernst & Young LLP as independent auditors for 2003 by the board of directors. The results of the election are as follows:

Election of Board of Directors:
Nominee	Number of Votes For	Number of Votes Withhold Authority
1) Richard L. Bowers	5,482,991	15,620
2) W. Craig Epperson	5,483,091	15,520
3) David A. Hartman	5,489,591	9,020
4) Douglas M. Hartman	5,488,091	10,520
5) Si Boon Lim	5,489,691	8,920
6) Thomas W. Pauken	5,483,091	15,520
7) Bernard A. Paulson	5,472,991	25,620
8) Chin Yong Tan	5,488,091	10,520

Proposal to ratify the appointment by the Board of Directors of Ernst & Young as the independent public accountants of the Company for 2003:
Number of Votes For	Number of Votes Against	Number of Votes Abstain
5,487,747	6,820	4,044

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit 10.1	Amendment to Loan Agreement with Bank of America
	Exhibit 10.2	Amendment to Lease from Port of Corpus Christi Authority
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K	Press Release - April 25, 2003 Order for Transition Aluminas
Press Release - April 28, 2003 Synthetic Rutile Sales Contract
Press Release - May 1, 2003 First Quarter 2003 Earnings Release
Press Release - May 2, 2003 Contract to Supply Titanium Dioxide Pigment
Press Release - May 13, 2003 Presentation made on May 13, 2003

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 14, 2003	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	August 14, 2003	BARBARA RUSSELL Barbara Russell Controller and Treasurer (Principal Accounting Officer)