Form 10KSB/A
period 2002-12-31
TOR MINERALS INTERNATIONAL INC
filed 2003-09-17
CIK 842295

FORM 10-KSB / A

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

6,885,587

Documents incorporated by reference:
N/A

Transitional Small Business Disclosure Format (check one):	Yes	___	No	X

Explanatory Note

In the 2002 Form 10-KSB filed with the Securities and Exchange Commission on March 13, 2003, the Company inadvertently did not include the weighted average number of shares issuable upon conversion of its outstanding convertible debentures in calculating the weighted average of diluted common shares and equivalents outstanding during the year ended December 31, 2002. As a result, the number of diluted shares outstanding was understated by 971,196 shares resulting in an over statement of the Company's diluted earnings per share of $0.01, as shown in the following table:

	As Reported	As Amended
Weighted average diluted common shares & equivalents outstanding	6,166,877	7,138,073
Diluted earnings per share	$0.05	$0.04

The following portions of Item 7 of the Company's Form 10-KSB are amended solely to reflect the change in the diluted shares and equivalents outstanding and the change in diluted earnings per share. For convenience, the sections of the Form 10-KSB that contain amended disclosures have been restated in their entirety.

Item 7.	Financial Statements

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

ERNST & YOUNG LLP

San Antonio, Texas
February 19, 2003
except as to 2002 diluted earnings per share information
appearing in Notes 1, 8, and 10, as to which the date is
September 11, 2003

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

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001
	-----------------	-----------------

NET SALES	$16,269,436	$14,691,181
COSTS AND EXPENSES:
Cost of sales	12,244,986	11,406,830
General, administrative and selling expenses	3,432,481	3,487,495
	-----------------	-----------------
OPERATING INCOME (LOSS)	591,969	(203,144)
OTHER INCOME (EXPENSE):
Net interest expense	(316,840)	(345,417)
Other, net	33,563	(29,267)
	-----------------	-----------------
INCOME (LOSS) BEFORE INCOME TAX	308,692	(577,828)
Provision for income tax	--	--
	-----------------	-----------------
NET INCOME (LOSS)	308,692	(577,828)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on natural gas hedge	56,145	--
Unrealized gain on foreign currency hedge	12,368	--
	-----------------	-----------------
COMPREHENSIVE INCOME (LOSS)	$377,205	$(577,828)
	==========	==========
Income (Loss) per Common Share
Basic	$0.05	$(0.10)
	==========	==========
Diluted (2002 Restated)	$0.04	$(0.10)
	==========	==========
Weighted average common shares and equivalents outstanding
Basic	6,153,800	5,506,666
Diluted (2002 Restated)	7,138,073	5,506,666	(1)

______________________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

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
	December 31,
	2002	2001
	------------	------------
Net income, as reported	$ 308,692	$(577,828)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	48,548	56,518
	------------	------------
Pro forma net income	$260,144	$(634,346)
	=======	=======
Earnings per share:
Basic - as reported	$0.05	$(0.10)
Basic - pro forma	$0.04	$(0.12)

Diluted - as reported (2002 Restated)	$0.04	$(0.10)
Diluted - pro forma	$0.04	$(0.12)

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

8.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
	Years Ended December 31,
	2002	2001
	--------------	--------------
Numerator:
Net Income (Loss)	$ 308,692	$ (577,829)
Numerator for basic earnings per share - income (loss) available to common stockholders	308,692	(577,829)
	--------------	--------------
Effect of dilutive securities	--	--
	--------------	--------------
Numerator for diluted earnings per share - income (loss) available to common stockholders after assumed conversions	$308,692	$ (577,829)
	========	========
Denominator:
Denominator for basic earnings per share - weighted-average shares	6,153,800	5,506,666
Effect of dilutive securities:
Employee stock options	13,077	--
Convertible debentures	971,196	--
	--------------	--------------
Dilutive potential common shares	984,273	--
	--------------	--------------
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions (2002 Restated)	7,138,073	5,506,666	(1)
	========	========
Earnings (loss) per common share:
Basic	$0.05	$ (0.10)
	========	========
Diluted (2002 Restated)	$0.04	$ (0.10)
	========	========

_____________________________________________________
(1)	No shares were added to the number of basic shares in the computation of diluted earnings per share because the effect would be antidilutive.

Excluded from the calculation of diluted earnings per share were a total of 310,800 options in 2002 and 482,300 options and 1,490,000 convertible debentures in 2001. The options and convertible debentures were not included in the computation of diluted earnings per share because the effect would be antidilutive.

2002 Restatement
Diluted earnings per share for 2002 has been restated to reflect the impact of the Company's convertible debentures that were outstanding during 2002. This resulted in restated diluted earnings per share of $0.04 for the year ended December 31, 2002, compared to $0.05 per share as previously reported.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
	December 31,
	2002	2001
	------------	------------
Net income, as reported	$ 308,692	$(577,828)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	48,548	56,518
	------------	------------
Pro forma net income	$260,144	$(634,346)
	=======	=======
Earnings per share:
Basic - as reported	$0.05	$(0.10)
Basic - pro forma	$0.04	$(0.12)

Diluted - as reported (2002 Restated)	$0.04	$(0.10)
Diluted - pro forma	$0.04	$(0.12)

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
Date: September 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date

RICHARD L. BOWERS (Richard L. Bowers)	President and Chief Executive Officer Director	September 17, 2003

BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	September 17, 2003

BARBARA RUSSELL (Barbara Russell)	Treasurer and Controller (Principal Accounting Officer)	September 17, 2003

W. CRAIG EPPERSON (W. Craig Epperson)	Director	September 17, 2003

DAVID HARTMAN (David Hartman)	Director	September 17, 2003

DOUG HARTMAN (Doug Hartman)	Director	September 17, 2003

SI BOON LIM (Si Boon Lim)	Director	September 17, 2003

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	September 17, 2003

CHIN YONG TAN (Chin Yong Tan)	Director	September 17, 2003

[include certification exhibits]