Form 10QSB
period 2003-09-30
TOR MINERALS INTERNATIONAL INC
filed 2003-11-14
CIK 842295

3: U.S. Securities and Exchange Commission

United States

Securities and Exchange Commission

Washington, D. C. 20549

____________________________

FORM 10-QSB

____________________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes [ X ]	No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Shares Outstanding as of November 3, 2003
Common Stock, $0.25 par value	7,122,687

Transitional Small Business Disclosure Format (check one):
Yes [__]	No [ X ]

	Table of Contents
	Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -- September 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations -- Three-months and nine-months ended September 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows -- Nine-months ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Controls and Procedures	17
	Part II - Other Information
Item 5	Other Events	18
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
(in thousands)

	September 30,	December 31,
	2003	2002
	(Unaudited) ______________	______________
ASSETS
Current assets:
Cash and cash equivalents	$23	$121
Trade accounts receivable, net	5,374	2,348
Other receivables	118	279
Inventories	5,063	4,615
Other current assets	383 ______________	254 ______________
Total current assets	10,961	7,617
Property, plant, and equipment	27,088	25,501
Accumulated depreciation	(13,849) ______________	(13,045) ______________
Property, plant, and equipment, net	13,239	12,456
Goodwill, net	1,283	1,283
Other assets	67 ______________	141 ______________
	$25,550 ============	$21,497 ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$1,829	$1,491
Accrued expenses	1,372	397
Notes payable - Line of Credit	3,251	780
Export credit refinancing facility	2,498	3,124
Current maturities of long-term debt	345 ______________	589 ______________
Total current liabilities	9,295	6,381
Long term debt, excluding current maturities	453	651
Related party debt - Paulson Ranch	231	236
Other long-term debt, convertible debentures	-- ______________	360 ______________
Total liabilities	9,979	7,628
Commitments and Contingencies
Shareholders' equity:
Common stock $0.25 par value; authorized, 10,000 shares; 7,122 and 6,885 shares outstanding at September 30, 2003 and December 31, 2002 respectfully	1,781	1,721
Additional paid-in capital	17,804	17,447
Additional paid-in capital - Stock Options	288	--
Accumulated deficit	(4,321)	(5,368)
Other Comprehensive Income	19 ______________	69 ______________
Total shareholders' equity	15,571 ______________	13,869 ______________
	$25,550 ============	$21,497 ============

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30, _______________________		Nine Months Ended September 30, ______________________
	2003 ________	2002 ________	2003 _______	2002 _______

Net sales	$7,057	$4,220	$16,959	$12,377
Costs and expenses:
Cost of products sold	5,318 ________	3,136 ________	12,607 _______	9,067 _______
Gross profit	1,739	1,084	4,352	3,310
Selling, administrative and general	1,072 ________	878 ________	3,126 _______	2,624 _______
Operating income	667	206	1,226	686
Other income (expenses):
Interest expense	(83)	(86)	(205)	(241)
Other, net	28 ________	17 ________	26 _______	30 _______
Income before income tax	612	137	1,047	475
Provision for income tax	-- ________	-- ________	-- _______	-- _______
Net income	612	137	1,047	475

Other comprehensive income, net of tax:
Change in fair value of natural gas hedge	(1)	12	(57)	12
Change in fair value of foreign currency cash flow hedge	4 ________	-- ________	7 _______	-- _______
Comprehensive income	$615 =======	$149 =======	$997 ======	$487 ======
Earnings per common share:
Basic	$0.09	$0.02	$0.15	$0.08
Diluted	$0.08	$0.02	$0.15	$0.07
Weighted average common shares
and equivalents outstanding
Basic	7,119	6,521	7,036	5,907
Diluted	7,450	7,261	7,193	7,150

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30, _______________________
	2003 _________	2002 _________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,047	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	804	586
Amortization	74	75
Non-cash compensation - stock options	288	--
Gain on sale of property, plant and equipment	--	(4)
Changes in working capital:
Receivables	(2,865)	(702)
Inventories	(448)	441
Other current assets	(179)	(374)
Accounts payable and accrued expenses	1,313 _________	258 _________
Net cash provided by operating activities	34	755
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,587)	(272)
Proceeds	-- _________	4 _________
Net cash used in investing activities	(1,587)	(268)
CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Proceeds from long-term debt	--	850
Payments on long-term bank debt	(127)	(957)
Proceeds from bank line of credit	4,755	3,300
Payments on bank line of credit	(2,480)	(2,445)
Payments on other long-term debt	(5)	(574)
Foreign financing activities:
Payments on long-term bank debt	(315)	(315)
Proceeds from bank line of credit	3,489	1,973
Payments on bank line of credit	(3,293)	(735)
Proceeds from export credit refinancing facility	7,451	4,200
Payments on export credit refinancing facility	(8,077)	(5,895)
Other financing activities:
Proceeds from the exercise of common stock options	57 _________	1 _________
Net cash provided by (used in) financing activities	1,455	(597)

Net decrease in cash and cash equivalents	(98)	(110)
Cash and cash equivalents at beginning of year	121 _________	204 _________
Cash and cash equivalents at end of period	$23 ========	94 ========
Supplemental cash flow disclosures:
Interest paid	$201	$308
Non-cash financing activities:
Conversion of long-term debt to common stock	$360	$2,322

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

Inventory

The Company recorded a $65,000 book to physical inventory adjustment during the third quarter 2003 due primarily to a change in raw material yield at its Netherlands operation. This change in estimate will result in a decrease in the gross profit margin of Aluprem TG grades of approximately 6.6%.

Income Tax

The Company has not recorded any federal or foreign income tax expense during 2003 as it expects to utilize net operating loss carry-forwards to offset substantially all taxable income.

Liquidity

The Company has experienced significant growth over the nine months ended September 30, 2003, and anticipates this growth to continue depending on market conditions, our ability to access additional capital to finance this growth and other factors, some of which are beyond our control. The growth has resulted in an increase in the investment in working capital and capital improvements which have strained the Company's liquidity and will require substantial additional funds in the fourth quarter of 2003 in order for the Company to meet its current short term obligations of which approximately $2,498,000 is due in the fourth quarter 2003. We are currently negotiating with our financial institutions to increase and restructure the Company's debt, as well as seeking additional equity financing through a private placement of Preferred Stock, but there can be no assurance that we will obtain this financing or that it will be obtained on terms favorable to the Company. If the Company is not able to obtain additional capital, it will have to draw down on its existing credit facilities and available cash in order to meet its maturing short term obligations, and if these resources are not sufficient, we will have to seek a deferral of our short term payment obligations. This will in turn adversely affect the Company's liquidity and its ability to finance its business plans.

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

Upon adoption of Statement 148, effective January 1, 2003, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of Statement 123. The Company will utilize the "Modified Prospective Method" of transition as provided for in Statement 148. Under the Modified Prospective Method, the Company has recorded compensation expense of $75,000 for the three-month period ending September 30, 2003 and year to date compensation expense of $288,000 related to all options outstanding through September 30, 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the three-month and nine-month periods ending September 30, 2002 follows:

	Three Months Ended	Nine Months Ended
(In thousands, except per share amount)	September 30, 2002	September 30, 2002
Net income, as reported	$137	$475
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	10 ____	38 ____
Pro forma net income	$127 ===	$437 ===

Earnings per share:
Basic - as reported	$0.02	$0.08
Basic - pro forma	$0.02	$0.07

Diluted - as reported	$0.02	$0.07
Diluted - pro forma	$0.02	$0.06

Exercise prices on options outstanding at September 30, 2003, ranged from $0.92 to $5.40 per share. The weighted-average remaining contractual life of the options is 7.79 years. The number of options exercisable at September 30, 2003 and 2002 was 431,100 and 332,676, respectfully.

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

Recent Accounting Pronouncements

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for its annual report for the year ending December 31, 2003. Adoption of FIN 46 is not expected to materially impact the Company's financial position or results of operations.
2.	Related Party Transactions

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson a 17.0% shareholder, through Paulson Ranch, Ltd. under which Paulson Ranch made a loan to the Company in the amount of $600,000. The principal balance outstanding on September 30, 2003 was $231,000. The new loan agreement with the bank limits the payment of principal and interest on the loan with Paulson Ranch.
3.	Long Term Debt and Notes Payable to Banks
A summary of long-term debt follows:	September 30,	December 31,
(In thousands)	2003 ____________	2002 ____________
Convertible subordinated debentures issued in a private placement on April 5, 2001, convert into 5-year term loans at 10% interest if not presented for conversion to Company's common stock by April 5, 2003	$--	$360
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0% due in monthly principal and interest installments through May 1, 2007	623	750
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.3% at September 30, 2003 due in monthly principal and interest installments through February, 2004	88	245
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 3.9% at September 30, 2003 due in monthly principal and interest installments through February, 2004	87	245
Other indebtedness, payable to Paulson Ranch, a related party, with an interest rate 10.0%, due April, 2005	231 ___________	236 ___________
Total	1,029	1,836
Less current maturities	345 ___________	589 ___________
Total long-term debt	$684 ==========	$1,247 ==========

The majority of the Company's non-related party debt is either floating rate or has been recently negotiated and carrying value approximates fair value.

US Bank Credit Facility

During 2002, the Company entered into a new loan agreement (the "Agreement") with Bank of America, N.A. (the "Bank"). The Agreement between the Company and the Bank was amended on May 13, 2003. The Amendment to the Loan Agreement (the "Amendment"), which matures on August 31, 2004, increased the Company's line of credit (the "Line") from $3,000,000 to $3,500,000. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $3,500,000 or (b) 80% of eligible accounts receivable and 50% of eligible inventory. At September 30, 2003, the Company had $2,775,000 outstanding on the Line and $725,000 was available to the Company on that date. The Company increased its borrowing on the Line to fund the purchase of raw materials.

The Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants are calculated at the end of each quarter. For the quarter ending September 30, 2003, the Company was in compliance with all of the covenants contained in the Agreement dated May 13, 2003. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal payments of $14,167 plus interest commenced on June 1, 2002, and continue through May 1, 2007. At September 30, 2003, the balance on the term loan was $623,000.

Convertible Debentures

In April 2001, the Company raised $3,010,000 in a private placement of common stock and convertible debentures. In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. On April 3, 2003, the Renaissance Group exercised its option to convert the remaining 200,000 debentures into the Company's common stock at the $1.80 per share conversion rate.

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provided a total short-term credit facility of $5,921,000. At September 30, 2003, TMM had utilized $2,585,000 of that facility, including $87,000 on the line of credit and $2,498,000 outstanding under the ECR. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 180 days or less against customers' purchase orders. Of the $2,498,000 outstanding on the ECR at September 30, 2003, all is due in the fourth quarter of 2003. The borrowings under the short-term credit facility are subject to a demand provision which is customary in Malaysia regarding short-term banking facilities. The facility is subject to annual review and renewal.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At September 30, 2003, the outstanding principal balance on each of the two term loans was $87,500 for total outstanding borrowings of $175,000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each, plus interest. The term loans are subject to certain subjective acceleration covenants based on the judgement of the banks. Additionally, if repayment of the short-term credit facilities are demanded, these term loans would also become due immediately.

Netherlands Bank Credit Facility

The Company's subsidiary, TP&T, has a loan agreement with a bank in The Netherlands, Rabobank, which provides a total short-term credit facility of EURO 504,000 (587,900 USD at September 30, 2003). The credit facility is secured by TP&T's inventory and accounts receivable. At September 30, 2003, TP&T had utilized EURO 332,000 (388,000 USD at September 30, 2003) of that facility. TP&T's borrowings are also subject to a demand provision.

Liquidity

The Company has experienced significant growth over the nine months ended September 30, 2003, and anticipates this growth to continue depending on market conditions, our ability to access additional capital to finance this growth and other factors, some of which are beyond our control. The growth has resulted in an increase in the investment in working capital and capital improvements which have strained the Company's liquidity and will require substantial additional funds in the fourth quarter of 2003 in order for the Company to meet its current short term obligations of which approximately $2,498,000 is due in the fourth quarter 2003. We are currently negotiating with our financial institutions to increase and restructure the Company's debt, as well as seeking additional equity financing through a private placement of Preferred Stock, but there can be no assurance that we will obtain this financing or that it will be obtained on terms favorable to the Company. If the Company is not able to obtain additional capital, it will have to draw down on its existing credit facilities and available cash in order to meet its maturing short term obligations, and if these resources are not sufficient, we will have to seek a deferral of our short term payment obligations. This will in turn adversely affect the Company's liquidity and its ability to finance its business plans.

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

Definite-lived Intangible Assets

The Company adopted the provisions of SFAS 141 effective January 1, 2002. In connection with the Company's purchase of assets from the Royal Begemann Group, the Company recorded intangible assets related to non-compete agreements in the amount of $300,000. These intangible assets will be amortized over three (3) years. As of September 30, 2003, the Company had accumulated amortization of $233,000. The Company will record amortization of $8,333 per month through May 2004.

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

7.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(in thousands, except per share amounts)	Three Months Ended September 30, _____________________		Nine Months Ended September 30, _____________________
	2003 ________	2002 ________	2003 ________	2002 ________
Numerator:
Net Income	$612	137	$1,047	475
Numerator for basic earnings per share - income available to common stockholders	612 ________	137 ________	1,047 ________	475 ________
Effect of dilutive securities:	-- ________	-- ________	-- ________	-- ________
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$612	137	$1,047	475

Denominator:
Denominator for basic earnings per share - weighted-average shares	7,119	6,521	7,036	5,907
Effect of dilutive securities: Employee stock options	331	2	90	2
Convertible debentures	-- ________	738 ________	67 ________	1,241 ________
Dilutive potential common shares	331 ________	740 ________	157 ________	1,243 ________
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,450 =======	7,261 =======	7,193 =======	7,150 =======

Basic earnings per common share:
Net Income	$0.09 =======	$0.02 =======	$0.15 =======	$0.08 =======

Diluted earnings per common share:
Net Income	$0.08 =======	$0.02 =======	$0.15 =======	$0.07 =======

Excluded from the calculation of diluted earnings per share were a total of 15,400 options at September 30, 2003 and 336,025 options at September 30, 2002. The options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
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

On September 3, 2002, the Company entered into natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting changes in the price of natural gas. The contract was settled based on natural gas market prices from January 1, 2003 through April 30, 2003. The Company paid fixed prices averaging $3.90 per MM Btu on notional quantities amounting to 60,000 MM Btu's. The fair value of the hedge decreased $56,000 from December 31, 2002, to April 30, 2003 due to the settlement of the hedge.

On September 16, 2003, the Company entered into a new natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas. The contract will be settled based on natural gas market prices from January 1, 2004 through April 30, 2004. The company will pay fixed prices averaging $5.26 per MM Btu on notional quantities amounting to 80,000 MM Btu's.

Foreign Currency Forward Contracts

To protect its exposure to foreign exchange risks, TMM enters into foreign currency forwards contracts. Gains and losses on foreign exchange contracts, designated as hedges of identified exposure, are offset against the foreign currency exchange gains and losses on the hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recognized until the transaction occurs. For the quarter ended September 30, 2003, the Company marked the foreign currency forwards contracts to market, recording the fair value of the hedge of $20,000 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at September 30, 2003. The fair value of the hedge increased $7,000 from December 31, 2002 to September 30, 2003. The recognition of this gain had no effect on the Company's cash flow.
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

A summary of the Company's manufacturing operations by geographic area is presented below:

(In thousands)	United States (Corpus Christi) _____________	Netherlands (TP&T) __________	Malaysia (TMM) __________	Adjustments and Eliminations ___________	Consolidated __________
Three months ended:
September 30, 2003
Sales Revenue:
Customer sales	$3,952	$357	$2,748	$--	$7,057
Intercompany sales	-- ____________	780 __________	33 __________	(813) ___________	-- __________
Total Sales Revenue	$3,952 ===========	$1,137 =========	$2,781 =========	$(813) ==========	$7,057 =========
Depreciation & Amortization	139	36	104	29	308
Interest income	68	--	--	(68)	--
Interest expense	45	83	23	(68)	83
Segment profit (loss)	$(138) ===========	$(50) =========	$93 =========	$707 ==========	$612 =========
September 30, 2002
Sales Revenue:
Customer sales	$3,128	$432	$660	$--	$4,220
Intercompany sales	-- _____________	371 __________	236 __________	(607) ___________	-- __________
Total Sales Revenue	$3,128 ===========	$803 =========	$896 =========	$(607) ==========	$4,220 =========
Depreciation & Amortization	116	52	60	(7)	221
Interest income	68	--	--	(68)	--
Interest expense	37	76	40	(68)	85
Segment profit (loss)	$2 ===========	$(124) =========	$1 =========	$258 ==========	$137 =========
Nine months ended:
September 30, 2003
Sales Revenue:
Customer sales	$11,341	$1,117	$4,501	$--	$16,959
Intercompany sales	-- _____________	1,777 __________	2,377 __________	(4,154) ___________	-- __________
Total Sales Revenue	$11,341 ===========	$2,894 =========	$6,878 =========	$(4,154) ==========	$16,959 =========
Depreciation & Amortization	401	94	260	49	804
Interest income	203	--	--	(203)	--
Interest expense	101	227	81	(203)	206

Segment profit (loss)	$(315) ===========	$(96) =========	$960 =========	$498 ==========	$1,047 =========
Segment assets	$21,696 ===========	$4,866 =========	$16,871 =========	$(17,883) ==========	$25,550 =========
September 30, 2002
Sales Revenue:
Customer sales	$9,502	$1,210	$1,665	$--	$12,377
Intercompany sales	-- _____________	371 __________	1,181 __________	(1,552) ___________	-- __________
Total Sales Revenue	$9,502 ===========	$1,581 =========	$2,846 =========	$(1,552) ==========	$12,377 =========
Depreciation & Amortization	350	157	177	(23)	661
Interest income	203	--	--	(203)	--
Interest expense	117	211	116	(203)	241
Segment profit (loss)	$153 ===========	$(565) =========	$129 =========	$758 ==========	$475 =========
Segment assets	$18,513 ===========	$3,988 =========	$13,634 =========	$(14,545) ==========	$21,590 =========

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

For the quarter ending September 30, 2003, sales increased $2,837,000 from $4,220,000 for the third quarter 2002 to $7,057,000 for the same period 2003, a net increase of 67.2%. Net sales at the Malaysian location, TMM, represented $2,088,000 of the increase. Of this increase at TMM, Synthetic Rutile accounted for $1,765,000, which represented the first delivery by TMM under a contract signed in 2002 with a new customer. TMM's Hitox sales for the quarter increased $464,000. Sales at the Corpus Christi location, TMI, increased $824,000 or 26.3% during the quarter ending September 30, 2003, primarily due to an increase in Aluprem sales of $732,000 and Hitox sales of $76,000. Sales of Aluprem to third party customers at the Netherlands location, TP&T, decreased $75,000 or 17.4%. The decrease in TP&T's sales is a direct result of shifting the US sales to the Corpus Christi location.

Sales by product for the third quarter 2003 as compared to the same period 2002 are presented below.
(In thousands)	Three Months Ended September 30, 2003 _______________	Three Months Ended September 30, 2002 _______________	$ Increase (Decrease) _________	% Increase (Decrease) _________
Hitox	$2,979	$2,438	$541	22.2%
Bartex	646	597	49	8.2%
Haltex	207	265	(58)	(21.9)%
Aluprem	1,233	576	657	114.1%
Synthetic Rutile	1,765	--	1,765	N/A
Other	227 ______	344 ______	(117) _______	(34.0)% ________
Total Sales	$7,057 =====	$4,220 =====	$2,837 ======	67.2% ======

For the nine-month period ending September 30, 2003, sales increased $4,582,000 from $12,377,000 for the nine-month period ended September 30, 2002, to $16,959,000 for the same period 2003, a net increase of 37.0%. Net sales at the Malaysian location, TMM, represented $2,836,000 of the increase. TMM's Synthetic Rutile sales accounted for $1,746,000 of the nine-month increase and HITOX sales increased $1,125,000. Sales at the Corpus Christi location, TMI, increased $1,839,000 or 19.4% during the nine-month period ending September 30, 2003, of which Aluprem represented $1,687,000. Sales of Aluprem to third party customers at the Netherlands location, TP&T, decreased $93,000 or 7.7%. The decrease in TP&T's sales is a direct result of shifting the US sales to the Corpus Christi location.

Sales by product for the first nine months of 2003 and 2002 are as follows:
(In thousands)	Nine Months Ended September 30, 2003 _______________	Nine Months Ended September 30, 2002 _______________	$ Increase (Decrease) _________	% Increase (Decrease) _________
Hitox	$8,983	$7,593	$1,390	18.3%
Bartex	1,884	1,995	(111)	(5.6)%
Haltex	673	754	(81)	(10.7)%
Aluprem	2,948	1,354	1,594	117.7%
Synthetic Rutile	1,765	19	1,746	9189.5%
Other	706 ______	662 ______	44 ______	6.6% ______
Total Sales	$16,959 =====	$12,377 =====	$4,582 =====	37.0% =====

Cost of Sales and Gross Profit:

Cost of sales for the quarter ending September 30, 2003, increased 69.6% or $2,182,000 on higher sales volume. Cost of sales represented 75.4% of sales this quarter compared to 74.3% for the same three-month period 2002. The consolidated gross profit increased $655,000 or 60.4% from $1,084,000 for the quarter ending September 30, 2002 to $1,739,000 for the same period 2003.

The most significant factor affecting the gross profit during the three-month period ending September 30, 2003 was natural gas, the primary source of energy at the Corpus Christi plant. Natural gas increased $247,000 or 117.3% in the third quarter 2003 as compared to the same period 2002. This is due primarily to the price of natural gas increasing from $3.35 per MM/Btu during the third quarter 2002 to $5.18 per MM/Btu for the same period 2003. Equipment repairs at the Corpus Christi plant for the quarter ending September 30, 2003 increased $96,000 compared to the same quarter 2002. Also contributing to the decrease is a $65,000 book to physical inventory adjustment at the Company's Netherlands operation.

For the first nine-months of 2003, cost of sales increased 39.0% or $3,540,000 on higher sales volume. Cost of sales represented 74.3% of sales compared 73.3% for the same nine-month period 2002. The consolidated gross profit increased $1,042,000 or 31.5% from $3,310,000 for the nine-month period ending September 30, 2002 to $4,352,000 for the same period 2003.

During the first nine-months of 2003, the most significant factor affecting the gross profit was the rising cost of natural gas at the Corpus Christi plant. Natural gas expense increased $659,000 or 114.8% during the nine-month period ending September 30, 2003 compared to the same period 2002. This is due primarily to the price of natural gas increasing from $3.18 per MM/Btu during the first nine-months of 2002 to $5.24 per MM/Btu for the same period 2003. Equipment repairs at the Corpus Christi location were $208,000 higher during the first nine-months of 2003 compared to the same period 2002. Also contributing to the decrease is a $65,000 book to physical inventory adjustment at the Company's Netherlands operation.

General, Administrative and Selling Expenses:

General, administrative and selling expenses ("SG&A") increased from $878,000 during the third quarter of 2002 to $1,072,000 for the same period 2003, an increase of $194,000 or 22.1%. SG&A for the Corpus Christi operation, which includes the expenses for the Company's corporate headquarters, increased $205,000 or 34.3% compared to the third quarter 2002. The primary factors contributing to the increase in SG&A at the Corpus Christi location during the quarter ending September 30, 2003 include (1) the Company's decision to begin expensing options in 2003, which resulted in the Company recording non-cash option compensation expense of $75,000; (2) increase in employee benefits of $66,000; (3) increase in accounting fees of $26,000; (4) increase in State franchise taxes of $28,000; and (5) an increase of $10,000 in investor relation expense related to the promotion of the Company's stock. SG&A for The Netherlands operation decreased $38,000 or 23.3% and TMM's increased $27,000 or 25.8%.

Year to date, SG&A increased $502,000 or 19.1% from $2,624,000 for the first nine-months of 2002 to $3,126,000 for the same period 2003. SG&A for the Corpus Christi operation, which includes the expenses for the Company's corporate headquarters, increased $587,000 or 33.4% compared to the same period 2002. The primary factors contributing to the increase in SG&A include (1) non-cash option compensation expense of $288,000; (2) termination expenses of $85,000 related to personnel terminations in the second quarter 2003; (3) an increase in employee benefits of $66,000; (4) an increase in accounting fees of $53,000; (5) an increase in building and contents insurance of $15,000; (6) an increase in State franchise taxes of $42,000; and (7) an increase in investor relations expense of $38,000. SG&A for The Netherlands operation decreased $116,000 or 24.4% and TMM's increased $31,000 or 9.3%.

Interest Income:

The Company did not recognize any interest income during the first nine-months of 2003 or 2002.

Interest Expense:

Interest expense decreased $3,000 in the third quarter of 2003 as compared with the same quarter 2002. For the nine-month period ending September 30, 2003, interest expense decreased $36,000. The reduction in interest expense was the result of a reduction in long-term debt at both the Corpus Christi and Malaysian operations and the elimination of short-term debt to the Royal Begemann Group that was repaid in May 2002.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards, the Company recorded no income tax expense during the third quarters of 2003 or 2002.

Liquidity and Capital Resources

During the third quarter 2003, working capital increased from $1,236,000 at December 31, 2002 to $1,666,000, an increase of $430,000 or 34.8%, at September 30, 2003. Accounts receivable increased $2,865,000 due to an expanded customer base resulting in higher sales of Synthetic Rutile, Hitox and Aluprem during the third quarter 2003 compared to the fourth quarter 2002. Inventory increased $448,000 due the production of orders scheduled for shipment during the fourth quarter 2003. Accounts payable and accrued expenses increased $1,313,000 due to the timing of inventory and equipment purchases.

Cash decreased $98,000 from $121,000 at December 31, 2002 to $23,000 at September 30, 2003. During the nine-month period ended September 30, 2003, net cash provided by operating activities totaled $34,000, resulting from changes in working capital, with the largest change being the increase in accounts receivable. The Company used $1,587,000 in investing activities for the purchase of production equipment. Financing activities provided $1,455,000 primarily from the domestic line of credit.

US Bank Credit Facility

During 2002, the Company entered into a new loan agreement (the "Agreement") with Bank of America, N.A. (the "Bank"). The Agreement between the Company and the Bank was amended on May 13, 2003. The Amendment to the Loan Agreement (the "Amendment"), which matures on August 31, 2004, increased the Company's line of credit (the "Line") from $3,000,000 to $3,500,000. The interest rate on the Line is the Bank's prime. The amount of credit available to the Company under the Line is limited to the lesser of (a) $3,500,000 or (b) 80% of eligible accounts receivable and 50% of eligible inventory. At September 30, 2003, the Company had $2,775,000 outstanding on the Line and $725,000 was available to the Company on that date. The Company increased its borrowing on the Line to fund the purchase of raw materials.

The Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants are calculated at the end of each quarter. For the quarter ending September 30, 2003, the Company was in compliance with all of the covenants contained in the Agreement dated May 13, 2003. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company has one term loan with the Bank. The loan proceeds of $850,000 were used to refinance the Company's term loan that was due to mature on June 1, 2002. The interest rate for the loan is the Bank's prime rate plus 1% per annum. Monthly principal payments of $14,167 plus interest commenced on June 1, 2002 and continue through May 1, 2007. At September 30, 2003, the balance on the term loan was $623,000.

Convertible Debentures

In April 2001, the Company raised $3,010,000 in a private placement of common stock and convertible debentures. In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. On April 3, 2003, the Renaissance Group exercised its option to convert the remaining 200,000 debentures into the Company's common stock at the $1.80 per share conversion rate.

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provided a total short-term credit facility of $5,921,000. At September 30, 2003, TMM had utilized $2,585,000 of that facility, including $87,000 on the line of credit and $2,498,000 outstanding under the ECR. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 180 days or less against customers' purchase orders. Of the $2,498,000 outstanding on the ECR at September 30, 2003, all is due in the fourth quarter of 2003. The borrowings under the short-term credit facility are subject to a demand provision which is customary in Malaysia regarding short-term banking facilities. The facility is subject to annual review and renewal.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At September 30, 2003, the outstanding principal balance on each of the two term loans was $87,500 for total outstanding borrowings of $175,000. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each, plus interest. The term loans are subject to certain subjective acceleration covenants based on the judgment of the banks. Additionally, if repayment of the short-term credit facilities are demanded, these term loans would also become due immediately.

Netherlands Bank Credit Facility

The Company's subsidiary, TP&T, has a loan agreement with a bank in The Netherlands, Rabobank, which provides a total short-term credit facility of EURO 504,000 (587,900 USD at September 30, 2003). The credit facility is secured by TP&T's inventory and accounts receivable. At September 30, 2003, TP&T had utilized EURO 332,000 (388,000 USD at September 30, 2003) of that facility. TP&T's borrowings are also subject to a demand provision.

Liquidity

The Company has experienced significant growth over the nine months ended September 30, 2003, and anticipates this growth to continue depending on market conditions, our ability to access additional capital to finance this growth and other factors, some of which are beyond our control. The growth has resulted in an increase in the investment in working capital and capital improvements which have strained the Company's liquidity and will require substantial additional funds in the fourth quarter of 2003 in order for the Company to meet its current short term obligations of which approximately $2,498,000 is due in the fourth quarter 2003. We are currently negotiating with our financial institutions to increase and restructure the Company's debt, as well as seeking additional equity financing through a private placement of Preferred Stock, but there can be no assurance that we will obtain this financing or that it will be obtained on terms favorable to the Company. If the Company is not able to obtain additional capital, it will have to draw down on its existing credit facilities and available cash in order to meet its maturing short term obligations, and if these resources are not sufficient, we will have to seek a deferral of our short term payment obligations. This will in turn adversely affect the Company's liquidity and its ability to finance its business plans.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Changes in Internal Controls

During the period covered by this report, there were no significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 5.	Other Information

On October 13, 2003, the Company appointed Lawrence W. "Woody" Haas as Treasurer and Chief Financial Officer. Mr. Haas, 48, was most recently the Vice President Finance of a multi-plant, publicly traded manufacturing company that was acquired by private investors. Prior to that, he held various managerial positions at Honeywell (Allied Signal) and Harris Corporation as well as the international audit firm of Deloitte Touche.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit 10.1	Synthetic Rutile Sale and Purchase Agreement
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K	None

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 14, 2003	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	November 14, 2003	LAWRENCE W. HAAS Treasurer and CFO