Form 10KSB
period 2003-12-31
TOR MINERALS INTERNATIONAL INC
filed 2004-03-29
CIK 842295

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $24,127,445

State the aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 10, 2004, computed by reference to the closing sale price of the registrant's Common Stock on The NASDAQ SmallCap Market tier of the NASDAQ Stock Market on such date: $26,715,516.

Number of shares of the registrant's Common Stock outstanding as of March 10, 2004

7,701,753

Documents incorporated by reference:
1.

Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held May 14, 2004, are incorporated by reference into Part III of this report.

2.	Certain portions of the registrant's S-1 registration statement (File No. 33-25354) exhibits are incorporated by reference into Part IV of this report.
Transitional Small Business Disclosure Format (check one):	Yes	___	No	X

TOR MINERALS INTERNATIONAL, INC.
Annual Report on Form 10-KSB

Forward-Looking Statement

This Annual Report on Form 10-KSB (the "Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 6, contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's products, changes in competition, economic conditions, fluctuations in exchange rates, fluctuations in market price for TiO2 pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filing with the Security and Exchange Commission, including those set forth in this report under Item 1. Description of Business Risks related to our Business. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

PART I

Item 1.	Description of Business

General

TOR Minerals International, Inc. ("TOR" or the "Company") is a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics and solid surface applications.

The Company was organized by Benilite Corporation of America ("Benilite") in 1973. Benilite, which was incorporated in Delaware in 1969, developed the then patented "Benilite process" for producing synthetic rutile, the principal ingredient used in the manufacture of HITOX®, from ilmenite ore. Benilite licensed and helped design several synthetic rutile plants located throughout the world which utilize this process (including the plant located in Ipoh, Malaysia, owned by the Company, as discussed below). Benilite concluded that synthetic rutile produced by the Benilite process could be further processed into a buff-colored titanium dioxide pigment having many of the characteristics of standard white titanium dioxide at a significant cost savings. These efforts by Benilite were the beginning of the Company's business. In 1980, the subsidiary of Benilite engaged in the development of HITOX was spun off by Benilite to its shareholders. In December 1988, the Company became a publicly owned company after completing a public offering of 1.38 million shares of its common stock.

At the Company's annual meeting of shareholders, held May 5, 2000, the shareholders voted to approve an amendment to the Company's Certificate of Incorporation to change the name of the Company from Hitox Corporation of America to TOR Minerals International, Inc. The Company's stock symbol changed from HXTA to TORM effective May 10, 2000.

The Company's corporate headquarters and US manufacturing plant are located in Corpus Christi, Texas, USA. This location houses senior management, customer service, logistics and corporate research and development laboratories. The Company's financial and accounting functions also operate from this location. The manufacturing plant is situated alongside its own docks which facilitates the easy handling of bulk mineral shipments by barge. The site has its own railhead and easy access to major highways linking it to the rest of the US and to Mexico.

The Company acquired TOR Minerals Malaysia, Sdn. Bhd. ("TMM") in 2000. TMM is located in Ipoh, Perak, Malaysia approximately 40 miles from the port of Lumut. The sales team and the sales support laboratory for Asia are located in the offices in Ipoh.

In 2001, the Company acquired TOR Processing and Trade, B.V. ("TP&T"). TP&T is situated within reach of the major shipping port of Rotterdam in Hattem, The Netherlands.

Our Products

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments. All United States manufacturing is done at the facility located in Corpus Christi, Texas. Foreign manufacturing is done by the Company's wholly owned subsidiaries, TMM, located in Malaysia and TP&T, located in the Netherlands. The Company's products are currently marketed in the United States and in more than 60 other countries. The Company sells its products through a network of direct sales representatives employed by the Company and independent stocking distributors in the United States, as well as distributors and agents overseas. The Company's sales representatives sell directly to end-users and provide marketing support and guidance for the Company's independent distribution network.

HITOX

The Company's principal product, HITOX (high-grade titanium dioxide), accounted for approximately 48% of net sales in 2003 and approximately 60% in 2002. HITOX, a light buff-colored titanium dioxide pigment, is made from synthetic rutile ("SR"). Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products. Normally titanium dioxide, or TiO2, gives opacity and whiteness to end products. Most TiO2 is white; however, HITOX is a unique color pigment that is beige. HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other more costly color pigments and some of the white TiO2. HITOX pigments are used by major international paint and plastics manufacturers. Uses include interior and exterior architectural paints, yellow traffic marking paints, industrial primers and coatings, roofing granules, PVC pipe and conduit, plastic sheeting and siding as well as plastic film.

HITOX, manufactured at plants located in both the US and Malaysia, utilizes SR manufactured at TMM as its primary raw material. In the milling process used to process HITOX, particles of SR mechanically abrade each other to form the end product, which after other processing, including testing and quality control procedures, is collected for bagging and shipping. The manufacturing process for producing HITOX is not simple and the details of the process and the operating parameters of the systems are not widely known. The HITOX manufacturing process is not patented.

ALUPREM®

The Company's alumina trihydrate ("ATH") products were expanded in 2001 with the introduction of ALUPREM which is manufactured at the Company's subsidiary, TP&T, in the Netherlands. ALUPREM, which stands for premium alumina, represented approximately 20% of the Company's 2003 net sales compared to approximately 12% in 2002. TP&T's Managing Director, Dr. Olaf Karasch, developed the manufacturing process for ALUPREM. The details of the process and the operating parameters of the systems are not widely known. The ALUPREM manufacturing process is not patented.

ALUPREM products are for color critical applications such as Solid Surface/Onyx and performance driven uses such as specialty wire and cable insulation, catalysts, high-tech polishing, pigments and specialty papers.

SYNTHETIC RUTILE

SR, the basic building block for HITOX, is manufactured at the Malaysian plant using the Benilite process for producing SR. Raw materials used in the manufacturing process include ilmenite, acid and fuel oil. The ilmenite is first treated in a reduction kiln and then subjected to leaching in hydrochloric acid where soluble iron and other impurities are removed. SR is also used as feed stock for white TiO2 and as a component in welding rod flux. External sales of synthetic rutile accounted for approximately 15% of the net sales in 2003 compared to 0.3% in 2002.

BARTEX®

BARTEX, manufactured at the US plant, is produced from high grade barites (barium sulfate) utilizing a milling process. The plant dedicates one of eight milling lines to the production of BARTEX which accounted for approximately 11% of the Company's 2003 net sales compared to approximately 16% in 2002.

Barium Sulfate's high density is one of the primary reasons it is used as a pigment. As an inert extender pigment, BARTEX, characterized as ultra fine with high brightness and narrow particle size distribution, gives weight and body to products ranging from powder coatings used in appliance and office furniture finishes to rubber products such as carpet and curtain backings and plastics including billiard balls and poker chips. BARTEX allows more expensive prime white pigments, such as white TiO2, to be supplemented or replaced to some degree. BARTEX is manufactured in several different grades which are differentiated by average particle size and whiteness.

HALTEX®

HALTEX, manufactured at the US plant, is produced from Bayer grade aluminum hydroxide using some of the same production technologies of the Company's other products. In 2003, one of the plant's eight milling lines was dedicated to the production of a small particle size HALTEX pigment which accounted for approximately 4% of the Company's 2003 net sales compared to approximately 6% in 2002.

HALTEX features engineered narrow particle sizing and high purity for optimum physical properties. Quality is suitable for a broad range of technical applications including electrical wire and cable insulation, thermoset SMC/BMC molding compounds, thermoplastic profiles, PVC and rubber products, specialty coatings as well as adhesives and sealants.

Raw Materials and Energy

The Company utilizes a variety of raw materials in the manufacture of its products. The Company has not experienced and does not anticipate having difficulty in acquiring adequate supplies of this material. Outlined below are the principal raw materials for the Company's products.

SR: Titanium dioxide pigment can be produced using ilmenite, natural rutile, SR or titanium slag. Ilmenite is a black material found in natural mineral deposits and typically has a titanium dioxide content ranging from 44% to 60%. Ilmenite is found throughout the world, including China, India, Australia and North America. In Malaysia, ilmenite historically has been recovered incidental to tin mining, but as tin mining has decreased in Malaysia, that source of ilmenite has been declining. SR is produced from ilmenite and typically has a titanium dioxide content ranging from 92% to 95%. There is only one other available source for the quality of SR required for the production of HITOX. If supplies of SR from TMM are interrupted, this could have a significant adverse effect on the Company.

HITOX: TMM is the Company's sole suppler of SR, the raw material for HITOX.

ALUPREM: Alumina trihydrate is manufactured throughout the world including Europe and North America. The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process. This grade of ATH accounts for approximately 5% of the total ATH produced worldwide. The Company purchases Alumina from various suppliers in Europe.

BARTEX: High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico.

HALTEX: Bayer grade aluminum hydroxide is purchased from two of the three suppliers located in the US.

Natural gas is the predominate energy source for the Company's US manufacturing plant. The Company purchases natural gas from Crosstex, a local natural gas supplier. Fuel oil is the primary energy source for the Malaysian manufacturing plant.

Research and Development

A 5,000 square foot technical center was constructed at the Company's plant location in Corpus Christi, Texas in 1992 that houses process control, quality assurance, technical service, and research and development functions. The technical services group was expanded in 1998 and focused on customer service and development. During the last two years, the Company's research and development projects have focused on abrasive characteristics, pigments as a particle spacer, pigment durability and customer application studies. The Company did not incur significant research and development expense in 2003.

Management

Mr. Richard L. Bowers was appointed President and Chief Executive Officer by the Board on May 23, 2001. Mr. Bowers had served as President and Chief Operating Officer since February 26, 2001. He had served as Executive Vice President/Director of Sales and Marketing since June 1, 1999. Previously, he had served from 1981 to 1994 as President and Chief Executive Officer of the Company. Since 1995, Mr. Bowers has served as a director and is a shareholder of Environmental Analytics, Inc., a company that monitors fugitive emissions at chemical plants. Mr. Bowers has a Bachelor of Arts degree from Furman University.

Dr. Olaf Karasch was appointed Executive Vice President, Operations, by the Board on September 4, 2002. Dr. Karasch had served as Managing Director of TOR's wholly owned Netherlands subsidiary, TP&T, since joining the Company on May 16, 2001. In January 1996, Dr. Karasch was managing director for Flohme Chrome Plating and Plasma Coating. In 1997, he joined the Royal Begemann Group in the Netherlands, the predecessor of TP&T, until its purchase by TOR in 2001. Dr. Karasch received his Ph.D. in Mineralogy at Reinisch-Westfalische University in Aachen, Germany where he specialized in submicronization (particle size reduction below one micron).

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

Mr. Lawrence W. Haas was appointed Treasurer and Chief Financial Officer by the Board on October 13, 2003. Prior to joining the Company, Mr. Haas served as the Vice President of Finance at Hi-Rise Recycling Systems, Inc., a manufacturer of solid waste processing equipment and recycling systems. Mr. Haas has a Masters of Business Administration degree from the University of Texas.

Mr. Hee Chew Lee, the Managing Director of TMM, was appointed Vice President of Asian Operations by the Board on December 5, 2002. Mr. Lee, a Chemical Engineer, joined the Company in 1994 as General Manager and has served as the Managing Director of TMM since 1998.

Marketing and Customers

Sales and Marketing Department Organization

The Company's sales efforts are managed out of Corpus Christi, Texas, by the Vice President, Sales and Marketing. The Company has sales offices and technical centers at each of its three locations. The Vice President has a number of area and product managers that work for the Company and help him both deal directly with customers and manage agent and distributor relations.

Technical Services Group Participation

The technical services group in Corpus Christi deals with customer problems and offers technical advice to users of the Company's products. A second group has been formed in Malaysia to perform the same services in Asia.

Distributors and Agents

The Company utilizes a network of both domestic and foreign distributors and agents. Within North America there are multiple agents serving the Company on either a regional or a product basis. In most other countries there is one stocking distributor who purchases directly from TOR and resells in their territory. In certain large countries there may be multiple distributors. In this way the Company gets the benefit of sales specialists with specific trade knowledge in each country.

Customers

End use customers of the Company's products include companies in the paints, coatings, solid surface, and PVC pipe industries. For the year ended December 31, 2003, sales to Kerr-McGee Chemical Corporation accounted for approximately 15% of the Company's total revenues. No single customer accounted for 10% or more of the Company's total revenue in 2002. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. After eliminating the effects of Kerr-McGee Chemical Corporation, the next top 10 customers accounted for 42% of the remaining sales in 2003 and 53% of sales in 2002. The foreign customers accounted for 29% of total net sales in 2003 and 35% in 2002. The Company has historically maintained a relatively stable customer base.

Geographic Distribution

The Company sells its products in North, Central and South America, Asia and Europe and markets them to customers located in more than 60 foreign countries. No individual Foreign country accounted for 10% or more of the foreign sales in either 2003 or 2002. Sales to external customers are attributed to geographic area based on country of distribution.

A summary of the Company's sales by geographic area is presented below:

Geographic Area	2003		2002
	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$ 17,033,331	70.6%	$ 10,511,420	64.6%
Canada, Mexico & South America	3,028,054	12.6%	2,388,702	14.7%
Pacific Rim	1,355,061	5.6%	1,186,077	7.3%
Europe, Africa & Middle East	2,710,999 ---------------	11.2% -----------	2,183,237 ----------------	13.4% -----------
Total Sales	$ 24,127,445 =========	100.0% ======	$ 16,269,436 =========	100.0% ======

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

Competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products. A number of these competitors are owned and operated by large diversified corporations. Many of these competitors, such as E.I. DuPont de Nemours & Co., Inc., Millenium Chemical Inc., Kerr-McGee Chemical Corporation, Kronos Inc. and J.M. Huber, have substantially greater financial and other resources, and their share of industry sales is substantially larger than the Company's.

Risks Related to Our Business

In addition to the factors discussed in the Forward-Looking Statements section provided at the beginning of this Annual Report on Form 10-KSB, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. In addition, you should know that the risks and uncertainties described below are not the only ones we face. Unforeseen risks could arise and problems or issues that we now view as minor could become more significant. If we were unable to adequately respond to any risks, our business, financial condition and results of operations could be materially adversely affected. Additionally, we cannot be certain or give any assurances that any actions taken to reduce known risks or uncertainties will work.

Liquidity

The Company has borrowed domestically $2,825,000 under a Line of Credit and $580,833 under a term loan as of December 31, 2003 with Bank of America, N.A. (the "Bank"). The terms of the Company's borrowings contain restrictions and covenants, including subjective acceleration provisions based on the judgment of the Bank and covenants based on the performance of the Company. The Bank could determine based on the subjective covenants that the Company is in default and could demand payment.

The Company's subsidiaries have loan agreements with banks in Malaysia and the Netherlands that provide short-term credit facilities. At December 31, 2003, the subsidiaries had borrowed $1,500,947 under these facilities. All borrowings under the short term credit facilities are subject to demand provisions.

The banks have made no indication that they will demand payment of any of the Company's loans in the United States, Malaysia, or the Netherlands; however, there can be no assurances that this debt will not be called in the future. If demand is made by the banks, the Company may require additional debt or equity financing to meet its working capital and operational requirements or, if required, to refinance maturing or demanded indebtedness. (See "Liquidity, Capital Resources and Other Information" on page 14 and "Subsequent Events" on page 19).

Raw Materials

TMM is the Company's sole source for SR. There is only one other available source for the quality of SR required for the production of HITOX. If supplies of SR from TMM are interrupted, this could have a significant adverse effect on the Company.

Customer Concentration

TOR derives a significant portion of its revenue each quarter from a limited number of customers. For the year ended December 31, 2003, sales to Kerr-McGee Chemical Corporation accounted for approximately 15% of the Company's total revenues. No single customer accounted for 10% or more of the Company's total revenue in 2002. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, our revenue would be adversely affected.

Inventory

TOR writes down its inventory for estimated obsolescence or unmarketable inventory such that inventory is carried at the lower of the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required which in turn could adversely affect the Company's profitability and compliance with its required loan covenants.

Impairment of Goodwill

The Company reviews goodwill at least annually to determine if any impairment has occurred or more frequently if indicators of impairment are noted. As no indicators of impairment were noted in 2003, the Company performed this review in October 2003, and has determined that no impairments exists at December 31, 2003. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss). (See "Critical Accounting Policies - Goodwill" on page 17).

International Business Risks

Doing business in foreign countries carries with it certain risks that are not found in doing business in the US. We currently derive a portion of our revenues from operations in Malaysia and the Netherlands and sources of our SR from Malaysia, which is critical to the production of HITOX. The risks of doing business in foreign countries which could result in losses against which we are not insured include but are not limited to, the following:

  Potential adverse changes in the diplomatic relations of foreign countries with the United States

  Terrorism

  Disruptions caused by possible foreign conflicts, including North Korea, Iraq and others, involving the U.S.

  Hostility from local populations

  Adverse effect of currency exchange controls

  Restrictions on the withdrawal of foreign investment and earnings

  Government policies against businesses owned by foreigners

  Foreign exchange restrictions

  Changes in taxation structure

Exchange Rate Risk

Because the Company owns assets located outside the United States and derives revenues from our international operations, we may incur currency transaction and translation losses due to changes in the values of foreign currencies and in the value of the US dollar. In 2003, due to the effect of the weakening dollar, as compared to 2002, we experienced a $358,000 reduction in net income. We cannot predict the effect of changes in exchange rate fluctuations upon future operating results. (See "Foreign Operations - Impact of Exchange Rate" on page 18).

Impairment of Long-Lived Assets

The Company has adopted Statements of Financial Accounting Standards No. 144, Accounting for the Impairment of or Disposal of Long Lived Assets. We review for indicators that these assets are impaired in accordance with this standard, whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset or group of assets might not be recoverable. No impairments have been recorded during the years ended December 31, 2002 or 2003. There can be no assurance that future long-lived asset impairment tests will not result in a charge to net earnings (loss).

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

TMM's SR plant is required to be licensed by the Malaysian Atomic Energy Licensing Board ("AELB"), because the ilmenite used by the plant is derived from tin tailings which is also a source of small amounts of monazite and hafnium which are radioactive rare earth compounds. As part of the licensing requirements, TMM is required to maintain a monitoring program for various emissions from the plant. The monitoring is done in-house by TMM personnel and results are reported to the AELB as required. The plant is subject to various other licensing and permitting requirements, all of which TMM is currently in compliance.

TP&T operates an alumina processing plant in Hattem, the Netherlands, and is governed by rules promulgated by both The Netherlands and the European Community. The Company believes that the Hattem plant is in compliance with all environmental and safety regulations.

HITOX and the ingredient from which it is produced, SR, are non-toxic and non-hazardous. HITOX complies with all applicable laws and regulations enforced by the United States Food and Drug Administration (the "FDA") and is an acceptable component of packaging materials used in direct contact with meat, poultry and other food products; of paints used in incidental contact with such products; and of other packaging materials, such as paper and paperboard. HITOX also complies with current color additive regulations promulgated by the FDA. In addition, HITOX has been tested for compliance with the applicable standards promulgated by the National Sanitation Foundation (the "NSF"), and the Company is authorized to use applicable NSF seals and/or logos in connection with the marketing of HITOX. This authorization is significant in that end users of titanium dioxide pigments who wish their products to be NSF approved must use component materials that also meet NSF standards.

Backlog

The Company normally manufactures its pigment products in anticipation of, and not in response to, customer orders and generally fills orders within a short time after receipt. Consequently, the Company seeks to maintain adequate inventories of its pigment products in order to permit it to fill orders promptly after receipt. As of March 10, 2004, the Company does not have a significant backlog of customer orders.

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

Patents and Trademarks

The Company currently holds no patents on the processes for manufacturing any of its products. Six of the Company's products, HITOX, ALUPREM, HALTEX, BARTEX, OSO®, and TITOX® are marketed under names which have been registered with the United States Patent and Trademark Office. Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2003, the Company had a total of 48 full-time employees in the US, 141 employed at TMM in Malaysia and 22 at TP&T in the Netherlands. Certain personnel employed by the Malaysian subsidiary are covered by a collective bargaining agreement with an in-house union.

Available Information

The Company's internet website address is www.torminerals.com. Our Annual Report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-KSB.

Item 2.	Description of Property

US Operations

The Company operates a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, and HALTEX. The facility is located in the Rincon Industrial Park on approximately 14.86 acres of land, with 12.86 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres owned by the Company. The first lease covers 10 acres of the plant site and the second covers 2.86 acres. The lease payments are subject to adjustment every 5 years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. The Company and the Port executed an amended lease agreement on July 11, 2000, which extended the expiration dates of both leases to June 30, 2027.

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

Malaysian Operations

TOR Minerals Malaysia operates the SR manufacturing plant in Ipoh, Malaysia and is close to the source of its major raw material - ilmenite. The plant site has 38 acres of land that TMM has a commitment to use through 2074.

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

Management believes that all of the facilities and equipment of the Company are adequately insured.

Item 3.	Legal Proceedings

The Company is involved in routine litigation incidental to its business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2003.

Executive Officers

The names of the members of the Company's executive officers at March 10, 2004, each of whom is elected annually, are set forth below:
Name	Age	Position	Since
Richard L. Bowers	61	President and Chief Executive Officer	1999
Olaf Karasch	47	Executive Vice President, Operations	2001
Mark Schomp	44	Vice President, Sales & Marketing	2001
Lawrence W. Haas	49	Treasurer and Chief Financial Officer	2003
Hee Chew Lee	48	Vice President, Asian Operations	1994
Elizabeth Morgan	63	Secretary	1988

Richard L. Bowers, President, Chief Executive Officer and Director - Richard Bowers was appointed President and Chief Executive Officer on May 23, 2001. He joined Benilite in 1969 and was stationed in Singapore and Malaysia. In 1971, Mr. Bowers joined the staff of the Hitox Division of Benilite in Corpus Christi and was employed until the spin-off of the Company in 1980. From 1981 until 1994 he held positions of President, Chief Executive Officer and Chairman of the Board of the Company. Since 1995, Mr. Bowers has served as a director and is a shareholder of Environmental Analytics, Inc., a company that monitors fugitive emissions at chemical plants. Mr. Bowers has a Bachelor of Arts degree from Furman University.

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

Lawrence W. Haas, Treasurer and Chief Financial Officer - Lawrence W. Haas was appointed Treasurer and Chief Financial Officer by the Board on October 13, 2003. Prior to joining the Company, Mr. Haas served as the Vice President of Finance at Hi-Rise Recycling Systems, Inc., a manufacturer of solid waste processing equipment and recycling systems. Mr. Haas has a Masters of Business Administration degree from the University of Texas.

Hee Chew Lee, Vice President, Asian Operations - Hee Chew Lee was appointed Vice President, Asian Operations, by the Board on December 5, 2002. Mr. Lee, a Chemical Engineer, joined TOR in 1994 as General Manager and has served as the Managing Director of TMM since 1998.

Elizabeth Morgan, Secretary - Elizabeth Morgan has served as Secretary since November 1988, Director Administration since 1999 and as Assistant to the President since September 1988. Prior to joining the Company, she served as Administrative Assistant to the President of Carl Oil & Gas Co., an independent oil and gas exploration company based in Corpus Christi, Texas.

No executive officer of the Company has any family relationship with any other director or executive officer of the Company.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

Quarter Ended		March 31	June 30	Sept. 30	Dec. 31
2003	High	$2.500	$3.250	$6.060	$5.840
	Low	1.130	1.710	3.030	4.610

2002	High	$1.450	$1.210	$1.270	$1.750
	Low	0.900	0.940	1.000	1.063

No cash dividends have ever been paid on the Company's Common Stock.

The approximate number of holders of record of the Company's Common Stock as of December 31, 2003 was 117. In addition, there are approximately 400 beneficial shareholders.

On January 19, 2004, the Company announced that it had raised approximately $2,500,000 through the placement of 526,316 shares of common stock at $4.75 to existing shareholders and new institutional holders. The Company also raised $1,000,000 through the placement of 200,000 shares of convertible preferred stock at $5.00. The convertible preferred stock has a six per cent (6.0%) coupon rate, and each preferred share is convertible into 0.84 shares of common stock and is redeemable at the option of the Company after two years. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions were privately negotiated without any general solicitation or advertising. The purchasers are "sophisticated investors" within the meaning of the Securities Act of 1933 and have access to all information concerning the Company needed to make an informed decision regarding the transaction. At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. However, the Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common shares within 90 days.

Equity Compensation Plan

The following table provides information as of December 31, 2003, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	849,650	$ 2.445	92,700
Equity compensation plans not approved by security holders	--		--
Total	---------- 849,650 ======	$ 2.445	---------- 92,700 ======

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding. At December 31, 2003 the Plan had 195,850 options outstanding.

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

Exercise prices on options outstanding at December 31, 2003 ranged from $0.92 to $5.40 per share. The weighted-average remaining contractual life of those options is 7.82 years. The number of options exercisable at December 31, 2003 was 421,650.

Small Business Issuer Purchases of Equity Securities

The Company has no reportable purchases of equity securities.

TOR MINERALS INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

TOR is a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics and solid surface applications. The Company has three production facilities located in Corpus Christi, Texas, Ipoh, Malaysia and in the Netherlands.

The facility in Corpus Christi, Texas, manufactures HITOX, BARTEX, and HALTEX. The facility is also the Global Headquarters for the Company. The facility in Ipoh, Malaysia, manufactures SR and HITOX. SR is the main raw material for HITOX. The Company also supplies SR to outside customers. The facility in Hattem, the Netherlands, manufactures Alumina based products. (See "Our Products" on page 4).

Approximately $7,094,000 or 29% of the 2003 sales are outside of the United States. Of these sales, approximately 8% are in currencies other than the US dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies. Accordingly, the Company has exposure to fluctuation in foreign currency exchange rates. These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the US dollar. (See "Foreign Operation - Impact of Rate Changes" on page 18).

Critical success factors for the Company include managing its overall global manufacturing facilities to maximize efficiencies in the manufacturing process, controlling costs and the effects of foreign currency fluctuations and increasing market share and developing new markets for our products.

The Company's 2003 sales were $24,127,445, up approximately 48% from 2002. Net income was $1,263,840, up approximately 309% from 2002. The Company benefited from an increase in sales of SR and ALUPREM, as well as its traditional product, HITOX.

Net Sales: Consolidated net sales for 2003 were approximately $24,127,000, an increase of approximately $7,858,000 or 48% compared with 2002 net sales of approximately $16,269,000. Net sales at the Corpus Christi location increased approximately $3,398,000 or 27% during the twelve-month period ended December 31, 2003 as compared to the same period last year. TMM's net sales to third party customers increased from approximately $2,340,000 in 2002 to $6,795,000 in 2003, a net increase of $4,455,000 or 190%. TP&T's net sales to third party customers increased from approximately $1,495,000 in 2002 to $1,500,000 in 2003, a net increase of approximately $5,000 or 0.04%. The majority of TP&T sales are inter-company to TOR's Corpus Christi operation, who then sells Alumina products to third party US customers.

The Company's net sales to customers in the US increased approximately $6,522,000 or 62% from approximately $10,511,000 in 2002 to $17,033,000 in 2003. Foreign net sales increased from approximately $5,758,000 in 2002 to $7,094,000 in 2003, an increase of approximately $1,336,000 or 23%. Included in the foreign sales increase is the foreign exchange effect on translating TP&T's Euro based sales into US dollars. TP&T's Euro based sales amounted to approximately $1,500,000 in 2003, or 6% of total net sales. The effect of the weakening US dollar was to increase these net sales by approximately $237,000. (See "Foreign Operation - Impact of Rate Changes" on page 18).

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments. All United States manufacturing is done at the facility located in Corpus Christi, Texas. Foreign manufacturing is done by the Company's wholly owned subsidiaries, TMM, located in Malaysia and TP&T, located in the Netherlands. The following table provides sales information related to the Company's major product lines. (See "Our Products" on page 4).

TOR MINERALS INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Product	2003 Sales		2002 Sales		$ Increase (Decrease)	% Increase (Decrease)
HITOX	$ 11,564,097	47.9%	$ 9,797,391	60.2%	$ 1,766,706	18.0%
ALUPREM	4,735,319	19.6%	1,899,018	11.7%	2,836,301	149.4%
SR	3,514,151	14.6%	48,097	0.3%	3,466,054	7206.4%
BARTEX	2,551,200	10.6%	2,584,665	15.9%	(33,465)	(1.3%)
HALTEX	845,704	3.5%	971,015	6.0%	(125,311)	(12.9%)
OTHER	916,974	3.8%	969,250	5.9%	(52,276)	(5.4%)
TOTAL	-------------- $ 24,127,445 ========	--------- 100.0% =====	-------------- $ 16,269,436 ========	--------- 100.0% =====	------------- $ 7,858,009 =======	-------- 48.3% ====

The Company's financial performance continues to be heavily dependent on sales of a single product line, HITOX pigment, which accounted for approximately 48% of the 2003 total sales as compared with 60% in 2002. Of the increase in HITOX US dollar sales, approximately 96% was related to an increase in volume and 4% was due to an increase in price.

The Company is striving to diversify its sales. As a result, ALUPREM sales increased approximately 149% in 2003. The increase is primarily due to sales of ALUPREM based product to one customer which represented approximately 9% of the total consolidated sales. Of the remaining increase in ALUPREM sales, approximately 53% was due to an increase in volume, 15% was due to an increase in the sales price and 32% was due to the effect of translating Euro based sales to US dollars.

SR sales increased primarily as a result of a multi-year purchase agreement announced earlier this year. Shipments under the agreement began during the third quarter 2003.

Sales of the Company's products other than HITOX, ALUPREM, and SR decreased approximately $211,000 or 1%.

Gross Margin: Gross margin as a percentage of sales was approximately 24% and 25% for 2003 and 2002, respectively. The decrease in margin percent is primarily due to increases in various production related costs. Price increases in natural gas, the primary source of energy at the Corpus Christi plant, increased approximately $544,000 (2.3% of sales). Repairs and maintenance expenses at the Corpus Christi and Malaysian locations increased approximately $721,000 (3.0% of sales). The repairs and maintenance expenses are necessary in order to maintain present and future operating efficiencies. Also affecting the gross margin percentage is the foreign exchange effect on translating Euro based production expenses into US dollars, resulting in increased expenses of approximately $423,000 (1.7% of sales). (See "Foreign Operations - Impact of Rate Changes" on page 18).

Offsetting the increases in production related expenses were the efficiencies obtained from volume increases in the HITOX, ALUPREM, and SR product lines.

General, Administrative and Selling Expenses: Total general, administrative and selling expenses ("SG&A") for 2003 were $4,153,134, an increase of $737,492 or 21.6%, compared with 2002. As a result of the adoption of FASB Statement 148, Accounting for Stock Based Compensation, the Company recorded a non-cash expense of approximately $347,000 for option compensation. Prior to adoption of Statement 148 on January 1, 2003, the Company accounted for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, which did not require the Company to record option compensation expense. The primary factors contributing to the remaining increase in SG&A include (1) bonuses of approximately $82,000 paid to TMM's management during the fourth quarter; (2) termination expenses of $85,000 relating to personnel terminations in the second quarter; (3) accounting fees of approximately $66,000; (4) investor relations expense of approximately $67,000, and (5) increase in bad debt reserves by approximately $52,000 to $60,000. The foreign exchange translation effect on translating Euro based expenses to US dollars resulted in an increase of approximately $64,000. The remaining change in SG&A expense is due to immaterial net decrease in various expense accounts.

Interest Expense: Interest expense in 2003 decreased $22,468 or 7.1% from $317,235 in 2002 to $294,767 in 2003. Interest expense at the Corpus Christi operation decreased $6,650 compared to 2002 and TMM's interest expense decreased $48,512 primarily due to a decrease in TMM's utilization of its line of credit and ECR financing. TP&T's interest expense increased $32,694 compared to 2002 as a result of increased utilization of its line of credit.

TOR MINERALS INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Income Taxes: The Company recorded $60,608 in State income taxes in 2003 compared to $16,839 in 2002. The Company expects to utilize net operating loss carryforwards to fully offset current year federal and foreign income tax expense. Since these net operating loss carryforwards had been previously fully reserved, the release of valuation allowances against these net operating losses fully offsets the current year income tax expense, resulting in a 4.6% effective rate in 2003 compared to 5.1% in 2002 which is reflective primarily of state income taxes. The Company has additional net operating loss and other carryforwards available to offset the Company's regular taxable income, in the US, as well as, in Malaysia and the Netherlands, which have been fully reserved due to uncertainties related to future taxable income levels. In 2004, the Company expects to recognize deferred tax expense at TMM. (See "Note 8 to the Notes to the Consolidated Financial Statements" on page F-16).

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents increased $260,426 from the end of 2002 to the end of 2003. Cash provided by operations accounted for $1,582,926 and financing activities provided $828,860. The Company used $2,151,360 in investment activities related primarily to the purchase of fixed assets.

	2003	2002
Net cash provided by (used in)
Operating activities	$ 1,582,926	$ 1,151,195
Investing activities	(2,151,360)	(576,555)
Financing activities	828,860 -------------	(658,195) -------------
Net change in cash and cash equivalents	$ 260,426 =======	$ (83,555) =======
Cash and cash equivalents at end of year	$ 381,337 =======	$ 120,911 =======

Operating Activities

Cash provided by operating activities in 2003 increased approximately $432,000 or 38% compared to 2002. The following are the major non-cash adjustments to net income and changes in working capital affecting cash provided by operating activities:

  Net Income: Net income increased approximately $955,000 from the end of 2002 to the end of 2003.

  Depreciation and Amortization: Depreciation and amortization increased approximately $332,000 from the end of 2002 to the end of 2003 due primarily to an increase in assets at the Company's three operations.

  Non-Cash Compensation - Stock Options: As a result of the adoption of FASB Statement 148, Accounting for Stock Based Compensation, the Company recorded a non-cash expense of approximately $347,000 for option compensation. Prior to adoption of Statement 148 on January 1, 2003, the Company accounted for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees which did not require the Company to record option compensation expense.

  Accounts Receivable: Accounts receivable increased approximately $2,445,000 from the end of 2002 to the end of 2003 due primarily to sales to the Kerr-McGee Chemical Corporation and other large customers during the fourth quarter 2003.

  Inventories: Inventories increased approximately $280,000 from the end of 2002 to the end of 2003 primarily as a result of an increase in the Company's SR and ALUPREM inventories.

  Accounts Payable and Accrued Expenses: Trade accounts payable increased approximately $1,247,000 from the end of 2002 to the end of 2003. Accounts payable increased approximately $254,000 at the Corpus Christi operation, $685,000 TMM and $308,000 at TP&T due primarily to timing of purchases. Accrued expenses increased approximately $347,000 from the end of 2002 to the end of 2003.

TOR MINERALS INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Investing Activities

Cash used in investing activities increased approximately $1,575,000 or 273% from the end of 2002 to the end of 2003 primarily for the purchase of fixed assets. Net investments for each of the Company's three locations are as follows:

  US Operation: The Company invested approximately $704,000 primarily related to facility upgrades and manufacturing equipment.

  Malaysian Operation: The Company invested approximately $652,000 in equipment at TMM primarily related to the production of SR.

  Netherlands Operation: The Company invested approximately $796,000 in equipment at TP&T to expand the ALUPREM production capacity.

Financing Activities

Financing activities provided cash of approximately $829,000 for the twelve-month period ending December 31, 2003. Factors relating to financing activities include the following:

  Line of Credit - Domestic: The Company's borrowings on the domestic line of credit ("US Line") increased $2,325,000 from $500,000 at the end of 2002 to $2,825,000 at the end of 2003. The increase in the Company's US Line was due primarily to the financing of equipment and SR purchases.

  Line of Credit - Netherlands: The balance outstanding on TP&T's bank line of credit increased from $250,000 at the end of 2002 to approximately $591,000 at the end of 2003. The increase in TP&T's line of credit was due primarily to the financing of new equipment.

  Export Credit Refinancing - Malaysia: TMM's borrowings under the export credit refinancing facility ("ECR") decreased approximately $2,284,000 from $3,124,000 at the end of 2002 to $840,000 due primarily to the timing of inter-company sales in 2003 compared to 2002. The ECR is a government supported financing arrangement specifically for exporters. TMM uses the ECR short-term financing of 150 days against customers' and inter-company purchase orders.

  Related Party Term Loan: The Company received a $1,000,000 term loan from three members of the Company's Board of Directors. The proceeds of the loan were used to pay for the inter-company shipments of SR. TMM used these funds to directly reduce the outstanding balance on the ECR.

  Current Maturities of Long-term Debt: The current maturities on the Company's long-term debt was reduced from $644,000 at December 31, 2002 to approximately $240,000 at December 31, 2003.

  Issuance of Common Stock Options: The Company received proceeds of $72,000 in 2003 as a result of employees and Directors exercising their common stock options during the third and fourth quarters of 2003.

Liquidity

The terms of the Company's borrowings contain restrictions and covenants, including subjective acceleration clauses and covenants based on the performance of the Company, as well as demand clauses. The failure of the Company to comply with such restrictions and covenants, or the exercise of subjective acceleration or demand clauses could also adversely affect the Company's financial position.

Domestic Operations

The Company entered into a loan agreement with Bank of America, N.A. (the "Bank") on May 1, 2002, which amended and restated the loan agreement between the Bank and the Company dated August 31, 1995, as amended. The loan agreement increased the Company's line of credit (the "Line") from $1,300,000 to $1,500,000. On August 23, 2002, the Company and the Bank entered into a new loan agreement (the "Agreement"). The Agreement amended and restated the loan agreement between the Bank and the Company dated May 1, 2002. The Agreement, which matured on August 31, 2003, increased the Company's Line from $1,500,000 to $3,000,000. On December 13, 2003, the Company and the Bank entered into the Third Amendment to the Agreement which extended the Line from August 31, 2004 to August 31, 2005. The amendment also authorized the Company to borrow up to $1,000,000 from its Directors. The Company entered into the Fourth Amendment to the Agreement with the Bank on January 13, 2004, which increased the Line to $5,000,000, subject to a defined borrowing base limited to the lesser of $5,000,0000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000. On February 2, 2004, the Company entered into the Fifth Amendment to the Agreement with the Bank which amended the Company's term loan as noted below.

TOR MINERALS INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

The Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants are calculated at the end of each quarter. For the twelve-month period ending December 31, 2003, the Company was in compliance with all financial ratios contained in the amended Agreement dated December 13, 2003. However, the Company was not in compliance with certain covenants that require Bank of America's approval prior to the Company acting as a guarantor or co-signer on any other loan and, therefore, has been in technical default since May 2003. The Company was in violation of this covenant when it signed TP&T's Euro based short-term credit facility with Rabobank. As a result, the Bank issued a waiver dated March 18, 2004. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company's Line expires August 31, 2005. The interest rate on the Line is the Bank's prime. At December 31, 2003, the amount of credit available to the Company under the Line is limited to the lesser of (a) $3,500,000 or (b) a defined borrowing base of 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,000,000. At December 31, 2003, the Company had $2,825,000 outstanding on the Line and $645,000 was available to the Company on that date based on eligible accounts receivable and inventory borrowing limitations.

The Company's one term loan with the Bank, which was scheduled to mature on May 1, 2007, had a balance of $580,833 on December 31, 2003. The Fifth Amendment to the Agreement increased the term loan to $782,500 on January 13, 2004. The loan proceeds were used to refinance the Company's term loan that was due to mature on May 1, 2007, and pay the balance outstanding on the Company's loan with Paulson Ranch, a related party, that was due to mature on April 5, 2005. The interest rate for the loan is fixed until maturity at 5.2%. Monthly principal and interest payments will commence on March 1, 2004 and continue through May 1, 2007. The monthly principal payment is $20,064.

In addition to the covenants described above, the loan agreements covering both the Line and the term loan include subjective acceleration clauses that allow the Bank to accelerate payment on the occurrence of certain conditions that, in the judgment of the Bank, are considered adverse changes in the Company's business.

Related Party Transactions

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch, Ltd. Paulson Ranch made a loan to the Company in the amount of $600,000 with an interest rate of 10.0%. The principal balance outstanding on December 31, 2003 was $230,735. On February 6, 2004, the Company paid the outstanding principal balance of $230,735 to Paulson Ranch.

On December 12, 2003, the Company entered into a loan and security agreement with the Company's Chairman of the Board, Bernard Paulson, through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". Principal is due and payable on or before February 15, 2005. Accrued interest is paid monthly. The principal balance outstanding on December 31, 2003 was $500,000. The proceeds of the loan were used for working capital.

On December 12, 2003, the Company entered into a loan and security agreement with David Hartman, a member of the Company's Board of Directors and 7.9% shareholder, through the D & C H Trust, under which the D &C H Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The principal balance outstanding on December 31, 2003 was $250,000. The Company paid the outstanding principal balance of $250,000 and accrued interest to the D & C H Trust on February 6, 2004. The proceeds of the loan were used for working capital.

On December 12, 2003, the Company entered into a loan and security agreement with Douglas Hartman, a member of the Company's Board of Directors and a 7.9% shareholder, through the Douglas MacDonald Hartman Family Irrevocable Trust (the "Trust"), under which the Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The principal balance outstanding on December 31, 2003 was $250,000. The Company paid the outstanding balance of $250,000 and accrued interest to the Trust on February 6, 2004. The proceeds of the loan were used for working capital.

TOR MINERALS INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Foreign Operations

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,394,737. At December 31, 2003 TMM had utilized $839,809 of that facility under the ECR with a weighted average interest rate of 3.5%. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days or less against customers' and inter-company purchase orders. The borrowings under the short-term credit facility are subject to a demand provision that is customary in Malaysia regarding short-term banking facilities. The credit facility with HSBC Bank also prohibits loans to related parties and prohibits TMM from paying dividends without prior consent of the bank. In the event dividends are declared, the payment would be subject to a 28% Malaysian income tax. The facility is subject to annual review and renewal.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At December 31, 2003, the outstanding principal balance on each of the two term loans was $34,998 for a total outstanding borrowings of $69,996. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each, plus interest. The term loans are subject to certain subjective acceleration covenants based on the judgement of the banks. Additionally, if repayment of the short-term credit facilities are demanded, these term loans would also become due immediately. These loans were fully paid on February 26, 2004.

The Company's subsidiary, TP&T, has a loan agreement with a bank in the Netherlands, Rabobank, which provides a total short-term credit facility of EURO 504,235 ($635,185 at December 31, 2003). The credit facility is secured by TP&T's inventory and accounts receivable. The Company has also co-signed this credit facility. At December 31, 2003, TP&T had utilized EURO 469,272 ($591,142 at December 31, 2003) of their short-term credit facility. TP&T's borrowings are also subject to a demand provision.

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

Subsequent Liquidity Events

To increase liquidity, the Company took a number of steps in January and February of 2004. On January 13, 2004, the Company increased its domestic line of credit from $3,500,000 to $5,000,000, subject to a defined borrowing base limited to the lesser of $5,000,0000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.

On January 19, 2004, the Company announced that it had raised approximately $2,500,000 through the placement of 526,316 shares of common stock at $4.75 to existing shareholders and new institutional holders. The Company also raised $1,000,000 through the placement of 200,000 shares of convertible preferred stock at $5.00. The convertible preferred stock has a 6.0% coupon rate, and each preferred share is convertible into 0.84 shares of common stock and is redeemable at the option of the Company after two years. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions were privately negotiated without any general solicitation or advertising. The purchasers are "sophisticated investors" within the meaning of the Securities Act of 1933 and have access to all information concerning the Company needed to make an informed decision regarding the transaction. At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common shares within 90 days. The funds were used to pay down the Company's domestic line of credit by $2,700,000, $500,000 was used to payoff the $250,000 loans from our Directors, David Hartman and Douglas Hartman, and the balance was used for working capital purposes.

On February 2, 2004, the Company increased its domestic term loan of $580,833 on December 31, 2003, to $782,500. The additional proceeds were used to pay off the remaining balance of a loan from a Director carrying a 10% interest rate. The term loan has a fixed interest rate of 5.2%.

TOR MINERALS INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

TP&T is currently negotiating with its bank in the Netherlands to increase the line of credit from 504,235 Euros ($635,185 at December 31, 2003) to 650,000 Euros ($818,805 at December 31, 2003 exchange rate of 1.2597 US dollars to 1 Euro). The increase is for working capital purposes. TP&T is also negotiating a five (5) year term loan of 676,000 Euro ($851,557 at December 31, 2003 exchange rate) to finance an expansion of the plant's warehouse and office facilities. There is no guarantee that the Company will be successful in obtaining the increased financing.

On March 18, 2004, Bank of America issued the Company a waiver allowing the Company to co-sign TP&T's Euro based short term credit facility.

Management believes that it has adequate liquidity for fiscal year 2004 and expects to maintain compliance with all financial covenants throughout 2004.

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

Depreciation

The Company's policy is to depreciate the SR production equipment (with a net book value of at December 31, 2003 and 2002 of $6,666,771 and $6,583,505, respectively which is included in machinery and equipment) over its remaining useful life using the units of production method and to evaluate the remaining life and recoverability of such equipment based on the projected units of production.

Bad Debt

TOR maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of TOR's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

The Company's effective tax rate is based on pre-tax income, statutory rates and tax planning strategies. Significant management judgment is required in determining the effective rate and in evaluating the Company's tax position. The Company has domestic and foreign net deferred tax assets resulting primarily from net operating loss carryforwards. These deferred tax assets have been fully reserved due to uncertainties related to future taxable income levels.

Inventory

TOR writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Goodwill

The Company adopted the provisions of Financial Accounting Standards Board Statement No. 142, Goodwill and Intangible Assets, effective January 1, 2002. Under the provisions of Statement No. 142, the value of the Company's goodwill (with a carrying value of $1,283,000 relating to TP&T) will no longer be subject to amortization. We evaluate the carrying value of the goodwill at least annually, or more frequently if indicators of impairment are noted. First, the Company identifies potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying amount exceeds the fair value, the Company calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Based upon its most recent analysis, the Company believes that no impairment exists at December 31, 2003. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

TOR MINERALS INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Other matters

Off-Balance Sheet Arrangements

As of December 31, 2003, the Company leased 12.86 of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority (the "Port"). Except for this operating lease agreement, the Company did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

General inflation has not had a significant impact on the Company's business, and it is not expected to have a major impact in the foreseeable future.

Foreign Operations - Impact of Rate Changes

The Company has two foreign operations, TMM in Malaysia and TP&T in the Netherlands.

TMM measures and records its transactions in terms of the local Malaysian currency, the ringgit which is also the functional currency. If the value of the ringgit compared with the US dollar floated, the Company would report the effects of translating the ringgit to the US dollar in an equity account in the consolidated balance sheet. However, Malaysia imposed capital controls and fixed its ringgit currency at 3.8 ringgits per 1 US dollar in September of 1998 to stem the outflow of short-term capital in the wake of the Asian financial crisis. The Malaysian government has not changed the fixed exchange rate since that time. The majority of TMM's sales are denominated in US dollars and expenses are denominated in the Malaysian ringgit. As the Malaysian ringgit is pegged to the US dollar, there is insignificant translation and/or transaction effects of changing foreign currency rates. Because there is no guarantee that the Malaysian Government will maintain the pegged rate to the US dollar, TMM's non-ringgit transactions and balance sheet items are hedged using forward exchange contracts. (See "Foreign Currency Forwards Contracts" on page 19). As of December 31, 2003, the translation adjustments resulted in a gain of approximately $22,000.

TP&T's functional currency is the US dollar. As a result of the changes in exchange rate, gains and losses in the value of any Euro denominated transactions are recorded on the Company's consolidated statement of operations. Because the majority of TP&T's sales are denominated in US dollar, approximately 64%, (primarily inter-company sales) and approximately 67% of their expenses are Euro based, the Company has to exchange US dollars for Euro's. As the exchange rate fluctuates, material increases and decreases in the amount of the US dollar needed to pay Euro based expenses can occur. The exchange rate for 2003 averaged 1.1320 US dollar to 1 Euro compared to an average of 0.9460 US dollar to 1 Euro in 2002. For the twelve-month period ending December 31, 2003, the US dollar had a low of 1.0361 and a high of 1.2597 US dollar (at December 31, 2003) to 1 Euro compared to the same period 2002 with a low of 0.8584 and a high of 1.0483 US dollar to 1 Euro. TP&T did not utilize derivative instruments to reduce its exposure to translation and/or transaction risk between the Euro and the US dollar during either 2003 or 2002. The weakening of the US dollar against the Euro had a material effect on the Company. The net effect of the weakening US dollar, when comparing average rates between 2003 and 2002, is to reduce net income by $358,000. The $358,000 consists of the following: (1) a gain of $237,000 translating Euro based sales in US dollars; (2) a loss of $496,000 translating Euro based expenses to US dollars; and, (3) a loss of $99,000 when translating Euro based Balance Sheet accounts (primarily Euro based receivables, payables and debt) into US dollars.

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

Mr. Hee Chew Lee was appointed Vice President, Asian Operations, by the Board on December 5, 2002. Mr. Lee, a Chemical Engineer, joined TOR in 1994 as General Manager and has served as the Managing Director of TMM since 1998.

TOR MINERALS INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Mr. Lawrence W. Haas was appointed Treasurer and Chief Financial Officer by the Board on October 13, 2003. Prior to joining the Company, Mr. Haas served as the Vice President of Finance at Hi-Rise Recycling Systems, Inc., a manufacturer of solid waste processing equipment and recycling systems. Mr. Haas has a Masters of Business Administration degree from the University of Texas.

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

On September 3, 2002, the Company entered into a natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge. The contract was settled based on natural gas market prices for January 1, 2003 through April 30, 2003. The Company paid fixed prices averaging $3.90 per MM Btu on notional quantities amounting to 60,000 MM Btu's. The fair value of the hedge decreased $56,145 from December 31, 2002, to April 30, 2003 due to the settlement of the hedge.

On September 16, 2003, the Company entered into a new natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas. The contract will be settled based on natural gas market prices from January 1, 2004 through April 30, 2004. The Company will pay fixed prices averaging $5.26 per MM Btu on notional quantities amounting to 80,000 MM Btu's. For the year ended December 31, 2003, the Company marked the gas contract to market, recording a gain of $72,820 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at December 31, 2003. The recognition of this gain had no effect on the Company's cash flow.

Foreign Currency Forward Contracts

To protect its exposure to foreign exchange risks, TMM enters into foreign currency forward contracts. Gains and losses on foreign exchange contracts designated as hedges of identified exposure are offset against the foreign exchange gains and losses on the hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recognized until the transaction occurs. On December 31, 2003, TMM marked the contracts to market, recording a gain of $6,883 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at December 31, 2003. The recognition of this gain had no effect on the Company's cash flow.

TOR MINERALS INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Subsequent Events

On January 13, 2004, the Company increased its domestic line of credit with Bank of America, NA (the "Bank") from $3,500,000 to $5,000,000, subject to a defined borrowing base limited to the lesser of $5,000,0000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.

On January 19, 2004, the Company announced that it had raised approximately $2,500,000 through the placement of 526,316 shares of common stock at $4.75 to existing shareholders and new institutional holders. The Company also raised $1,000,000 through the placement of 200,000 shares of convertible preferred stock at $5.00. The convertible preferred stock has a 6.0% coupon rate, and each preferred share is convertible into 0.84 shares of common stock and is redeemable at the option of the Company after two years. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions were privately negotiated without any general solicitation or advertising. The purchasers are "sophisticated investors" within the meaning of the Securities Act of 1933 and have access to all information concerning the Company needed to make an informed decision regarding the transaction. At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common shares within 90 days. The funds were used to pay down the Company's domestic line of credit $2,700,000, $500,000 was used to payoff the $250,000 loans from our Directors, David Hartman and Douglas Hartman, and the balance was used for working capital purposes.

On February 2, 2004, the Company increased its domestic term loan of $580,833 on December 31, 2003, to $782,500. The additional proceeds were used to pay off the remaining balance of a loan from a Director carrying a 10% interest rate. The term loan has a fixed interest rate of 5.2%.

The Company announced on March 9, 2004, that it intends to file a registration statement with the Securities and Exchange Commission covering the resale of 526,316 shares of its common stock issued in the January 19, 2004, private placement. The Company also intends to include in the registration statement approximately 2,855,000 additional shares of common stock held by other investors and affiliates, including directors and entities the Company is associated with. The Company will not receive any proceeds as a result of the sales.

TP&T is currently negotiating with its bank in the Netherlands to increase the line of credit from 504,235 Euros ($635,185 at December 31, 2003) to 650,000 Euros ($818,805 at December 31, 2003 exchange rate of 1.2597 US dollars to 1 Euro).The increase is for working capital purposes. TP&T is also negotiating a five (5) year term loan of 676,000 Euro ($851,557 at December 31, 2003 exchange rate) to finance an expansion of the plant's warehouse and office facilities. There is no guarantee that the Company will be successful in obtaining the increased financing.

On March 18, 2004, Bank of America issued the Company a waiver allowing the Company to co-sign TP&T's Euro based short term credit facility.

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

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14 under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

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

Election of Directors

Information which will be contained under the caption "Election of Directors" in the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated by reference in response to this Item 9. See Item 4, Part I of this Form 10-KSB for the caption "Executive Officers" for information concerning executive officers.

Code of Ethics

The Company had adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing similar functions) and employees. The Code of Ethics, which will be contained in the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, is incorporated herein by reference. The Code of Ethics can also be viewed on the Company's web site at www.torminerals.com. The Company intends to post amendments to, or waivers from, its Code of Ethics that apply to its Chief Executive Officer, Chief Financial Officer, Controller and any other person performing similar functions, on its website.

Item 10.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

The discussion under the caption "Certain Transactions", which will be contained in the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 13.	Exhibits and Reports on Form 8K

(a)	The following documents are being filed as part of this annual report on Form 10-KSB:
1.	Financial Statements - The financial statements filed as part of this report are listed in the "Index to Financial Statements" on page F-1 hereof.
2.	Exhibits - The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description
2.1(6)	Purchase and Sale agreement effective March 1, 2000 between TOR Minerals International, Inc. (formerly Hitox Corporation of America) and Megamin Ventures Sdn. Bhd.
2.2(8)	Asset purchase agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.3(8)	Closing agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.4(8)	Non-Compete agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
3.1(1)	Certificate of Incorporation of the Company as amended through January 28, 1988
3.2(2)	Certificate of Amendment to the Company's Certificate of Incorporation, filed May 28, 1991
3.3	Certificate of Amendment to the Company's Certificate of Incorporation, filed May 5, 2000
3.4(1)	By-laws of the Company
3.5(3)	Amendment to the By-laws of the Company dated June 1, 1994
3.6(5)	Amendment to the By-laws of the Company dated February 28, 1995
4.1(1)	Form of Common Stock Certificate
4.2(8)	Form of Convertible Subordinated Debenture of the Company and David Alexander Hartman 1998 Grant, dated April 5, 2001, in the amount of $900,000
4.3(8)	Form of Convertible Subordinated Debenture of the Company and Renaissance U.S. Growth and Income Trust, PLC, dated April 5, 2001, in the amount of $360,000
4.4(8)	Form of Convertible Subordinated Debenture of the Company and TWP, Inc., dated April 5, 2001, in the amount of $27,000
4.5(8)	Form of Convertible Subordinated Debenture of the Company and Paulson Ranch, LTD., dated April 5, 2001, in the amount of $450,000
4.6(8)	Form of Convertible Subordinated Debenture of the Company and Richard L. Bowers, dated April 5, 2001, in the amount of $27,000
4.7(8)	Form of Convertible Subordinated Debenture of the Company and Chris McGougan, dated April 5, 2001, in the amount of $22,500
4.8(8)	Form of Convertible Subordinated Debenture of the Company and Craig Epperson, dated April 5, 2001, in the amount of $22,500
4.9(8)	Form of Convertible Subordinated Debenture of the Company and Claudette Lucille Hartman 1998 Grant, dated April 5, 2001, in the amount of $900,000
10.1(4)	Loan Agreement with NationsBank dated August 31, 1995
10.2(1)	Lease from Port of Corpus Christi Authority dated April 14, 1987
10.3(1)	Lease from Port of Corpus Christi Authority dated January 12, 1988 as amended on December 24, 1992
10.4(1)	Summary Plan Description for the Hitox Profit Sharing Plan & Trust
10.5(7)	Registration Statement for the 2000 Incentive Plan for TOR Minerals International, Inc. dated May 25, 2000
10.6	Fourth Amendment to Loan Agreement with Bank of America dated April 30, 2000
10.7	Amendment of Leases from Port of Corpus Christi Authority dated July 11, 2000
10.8(9)	Security and Loan Agreement with Paulson Ranch dated April 5, 2001
10.9(9)	Fifth Amendment to Loan Agreement with Bank of America dated June 30, 2001
10.10(9)	UCC Filing with Bank of America dated June 30, 2001
10.11(9)	Security Agreement with Bank of America dated June 30, 2001

10.12	Sixth Amendment to Loan Agreement with Bank of America dated February 18, 2002
10.13	Commitment Letter with Bank of America dated February 22, 2002
10.14(10)	Amended and Restated Loan Agreement with Bank of America dated May 1, 2002
10.15(10)	Subordination Agreement between the Company, Paulson Ranch, Ltd., and Bank of America dated May 1, 2002
10.16(11)	Amended and Restated Loan Agreement with Bank of America dated August 23, 2002
10.17	First Amendment to the Loan Agreement with Bank of America dated December 30, 2002
10.18(13)	Second Amendment to the Loan Agreement with Bank of America dated May 13, 2003
10.19	Third Amendment to the Loan Agreement with Bank of America dated December 13, 2003
10.20	Fourth Amendment to the Loan Agreement with Bank of America dated January 13, 2004
10.21	Fifth Amendment to the Loan Agreement with Bank of America dated January 13, 2004
10.22(14)	Security and Loan Agreement with Paulson Ranch dated December 12, 2003
10.23(14)	Security and Loan Agreement with D & C H Trust dated December 12, 2003
10.24(14)	Security and Loan Agreement with Douglas MacDonald Hartman Family Irrevocable Family Trust dated December 12, 2003
10.25(13)	Synthetic Rutile Sale and Purchase Agreement
10.26(15)	Form of Private Placement of Common Stock
10.27(15)	Form of Private Placement of Series A Convertible Preferred Stock
21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV
23	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the 1991 Form 10-K.
(3)	Incorporated by reference to the 1994 Form 10-KSB.
(4)	Incorporated by reference to the September 30, 1995 Form 10-QSB.
(5)	Incorporated by reference to the 1995 Form 10-KSB.
(6)	Incorporated by reference to the Form 8-K dated March 1, 2000
(7)	Incorporated by reference to the Form S-8 dated May 25, 2000
(8)	Incorporated by reference to the Form 8-K dated May 16, 2001
(9)	Incorporated by reference to the June 30, 2001 Form 10-QSB
(10)	Incorporated by reference to the March 31, 2002 Form 10-QSB
(11)	Incorporated by reference to the September 30, 2002 Form 10-QSB
(12)	Incorporated by reference to the June 30, 2003 Form 10-QSB
(13)	Incorporated by reference to the September 30, 2003 Form 10-QSB
(14)	Incorporated by reference to the December 12, 2003 Form 8-K
(15)	Incorporated by reference to the January 19, 2004 Form 8-K
(b)	Reports on Form 8-K. The Company filed the following four Form-8K reports
Form 8-K, Filed October 15, 2003, Press Release - New Chief Financial Officer
Form 8-K, Filed December 12, 2003, Loan Agreement(s), Promissory Note(s), and Security Agreement with Paulson Ranch, D & C H Trust, and Douglas MacDonald Hartman Family Irrevocable Trust
Form 8-K, Filed January 19, 2004, Press Release - Private Placement of Common Stock and Series A Convertible Preferred Stock
Form 8-K, Filed March 1, 2004, Press Release - Fourth Quarter Earnings
Form 8-K, Filed March 9, 2004, Press Release - Announcement of Proposed Shelf Registration Statement for Shareholders

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC.
(Registrant)

By	RICHARD L. BOWERS
Richard L. Bowers, President and CEO
Date: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date
RICHARD L. BOWERS (Richard L. Bowers)	President and Chief Executive Officer Director	March 29, 2004
BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 29, 2004
LAWRENCE W. HAAS (Lawrence W. Haas)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 29, 2004
W. CRAIG EPPERSON (W. Craig Epperson)	Director	March 29, 2004
DAVID HARTMAN (David Hartman)	Director	March 29, 2004
DOUG HARTMAN (Doug Hartman)	Director	March 29, 2004
SI BOON LIM (Si Boon Lim)	Director	March 29, 2004
THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 29, 2004
CHIN YONG TAN (Chin Yong Tan)	Director	March 29, 2004

TOR MINERALS INTERNATIONAL, INC.
Annual Report on Form 10-KSB

Item 7. Index to Financial Statements

Report of Ernst & Young LLP Independent Auditors

Board of Directors and Shareholders

TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated income statements, statements of shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for stock-based compensation.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

ERNST & YOUNG LLP

San Antonio, Texas

February 3, 2004

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		December 31,
		2003		2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$381,337		$120,911
Receivables:
Trade accounts receivable, net		5,072,334		2,627,608
Inventories		4,895,126		4,614,787
Other current assets		399,391		253,586
Total current assets		-------------- 10,748,188		-------------- 7,616,892
PROPERTY, PLANT AND EQUIPMENT, net		13,469,509		12,455,767
NON-COMPETE AGREEMENT		41,667		141,667
GOODWILL, net		1,282,996		1,282,996
	$	-------------- 25,542,360 ========	$	-------------- 21,497,322 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable		$2,737,800		$1,490,407
Accrued expenses		744,244		397,202
Notes payable under lines of credit		3,416,142		780,245
Export credit refinancing facility		839,809		3,124,242
Current maturities of long-term debt		239,996		644,000
Total current liabilities		-------------- 7,977,991		-------------- 6,436,096
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Long-term debt		410,833		650,830
Related party debt - Paulson Ranch		230,735		235,708
Related party debt - Paulson Ranch, D&CH Trust, Douglas MacDonald Hartman Family Irrevocable Trust		1,000,000		--
Convertible subordinated debentures		--		305,978
Total liabilities		-------------- 9,619,559		-------------- 7,628,612
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock $.01 par value: authorized, 5,000,000 shares; no shares outstanding at 12/31/03 or 12/31/02		--		--
Common stock $.25 par value: authorized, 10,000,000 shares; 7,133,437 shares outstanding at 12/31/03; and 6,885,587 at 12/31/02		1,783,334		1,721,397
Additional paid-in capital		18,163,984		17,446,860
Accumulated deficit		(4,104,220)		(5,368,060)
Other comprehensive income		79,703		68,513
Total shareholders' equity		-------------- 15,922,801		-------------- 13,868,710
	$	-------------- 25,542,360 ========	$	-------------- 21,497,322 ========

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

	Years Ended December 31,
	2003	2002

NET SALES	$24,127,445	$16,269,436

Cost of sales	18,297,531 --------------	12,244,986 --------------

GROSS MARGIN	5,829,914	4,024,450

General, administrative and selling expenses	4,153,134 --------------	3,415,642 --------------

OPERATING INCOME	1,676,780	608,808

OTHER INCOME (EXPENSE):
Net interest expense	(294,579)	(316,840)
Gain (Loss) on Exchange Rate	(76,732)	81,467
Other, net	18,979 --------------	(47,904) --------------

INCOME BEFORE INCOME TAX	1,324,448	325,531

Income tax expense	60,608 --------------	16,839 --------------

NET INCOME	$1,263,840	$308,692

OTHER COMPREHENSIVE INCOME
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain arising during the year	$79,703	$68,513
Net (gain) reclassified to income	(68,513)	--
Net gain on cash flow hedges	-------------- 11,190 --------------	-------------- 68,513 --------------
COMPREHENSIVE INCOME	$1,275,030 =======	$377,205 ========
Income per Common Share:

Basic	$0.18 ===	$0.05 ===
Diluted	$0.17 ===	$0.04 ===
Weighted average common shares and equivalents outstanding:

Basic	7,059,148	6,153,800
Diluted	7,240,053	7,138,073

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock				Additional Paid-in		Accumulated		Comprehensive
	Shares		Amount		Capital		Deficit		Income		Total
BALANCE AT DECEMBER 31, 2001	5,595,187		$1,398,797		$15,447,096		$(5,676,752)		$--		$11,169,141

Issuance of common stock	1,290,000		322,500		1,999,500		--		--		2,322,000
Exercise of stock options	400		75		289		--		--		364
Net Income	--		--		--		308,692		--		308,692
Unrealized gain on natural gas hedge	--		--		--		--		56,145		56,145
Unrealized gain on foreign currency hedge	--		--		--		--		12,368		12,368
BALANCE AT DECEMBER 31, 2002	------------ 6,885,587		------------ 1,721,372		-------------- 17,446,885		-------------- (5,368,060)		-------------- 68,513		-------------- 13,868,710

Issuance of common stock	200,000		50,000		310,000		--		--		360,000
Exercise of stock options	47,850		11,962		60,386		--		--		72,348
Option Compensation Expense	--		--		346,713		--		--		346,713
Net Income	--		--		--		1,263,840		--		1,263,840
Unrealized gain on natural gas hedge	--		--		--		--		16,675		16,675
Unrealized gain on foreign currency hedge	--		--		--		--		(5,485)		(5,485)
BALANCE AT DECEMBER 31, 2003	------------ 7,133,437 =======	$	------------ 1,783,334 =======	$	-------------- 18,163,984 ========	$	-------------- (4,104,220) ========	$	------------ 79,703 =======	$	-------------- 15,922,801 ========

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,
		2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income		$1,263,840		$308,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		1,144,233		812,578
Amortization		100,000		100,000
Non-cash compensation - Stock Options		346,713		--
Gain on sale of property, plant and equipment		(6,615)		(4,342)
Changes in working capital:
Receivables		(2,444,726)		(684,718)
Inventories		(280,339)		372,974
Other current assets		(134,615)		(90,522)
Accounts payable and accrued expenses		1,594,435		336,533
Net cash provided by operating activities		--------------- 1,582,926		--------------- 1,151,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment		(2,157,975)		(580,897)
Proceeds from sales of property, plant and equipment		6,615		4,342
Net cash used in investing activities		--------------- (2,151,360)		--------------- (576,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Proceeds from long-term bank debt		--		850,000
Payments on long-term bank debt		(170,001)		(999,166)
Proceeds from bank line of credit		7,255,000		3,875,000
Payments on bank line of credit		(4,930,000)		(3,700,000)
Proceeds from other long-term debt		1,000,000		--
Payments on other long-term debt		(4,973)		(674,170)
Foreign financing activities:
Payments on long-term bank debt		(419,978)		(419,978)
Proceeds from bank line of credit		5,164,160		2,280,994
Payments on bank line of credit		(4,853,263)		(2,332,104)
Proceeds from export credit refinancing facility		9,665,306		7,819,114
Payments on export credit refinancing facility		(11,949,739)		(7,358,249)
Other financing activities:
Proceeds from the issuance of common stock and exercise of common stock options		72,348		364
Net cash provided by (used in) financing activities		--------------- 828,860		--------------- (658,195)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		260,426		(83,555)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR		120,911		204,466
CASH AND CASH EQUIVALENTS END OF YEAR	$	--------------- 381,337 =========	$	--------------- 120,911 =========

See accompanying notes.

TOR MINERALS INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Continued

	Years Ended December 31,
	2003	2002
Supplemental cash flow disclosures:
Interest paid	$294,767	$317,235
Income tax paid	$60,608	$16,839
Non-cash financing activities:
Conversion of long-term debt to common stock	$360,000	$2,322,000

See accompanying notes.

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

1.	Summary of Significant Accounting Policies

Business Description

TOR Minerals International, Inc. (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics and solid surface applications. The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade BV ("TP&T"). All significant intercompany transactions are eliminated in the consolidation process. The Company's global headquarters and US manufacturing site are located in Corpus Christi, Texas ("TOR US"). The Asian headquarters and manufacturing plant are located in Ipoh, Malaysia and the Company's newest subsidiary is located in Hattem, The Netherlands.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable including review of agings and current economic conditions. At December 31, 2003, the Company maintained a reserve for doubtful accounts of $60,000.

Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method. At December 31, 2003, the Company maintained a reserve for inventory obsolescence of $30,000. TMM is the Company's sole suppler of SR, the raw material for the Company's primary titanium product HITOX. There are other available sources of SR that would be available if this supply was interrupted.

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

Long-Lived Assets

The impairment of tangible assets, other than goodwill and intangible assets with definite lives, is assessed when changes in circumstances indicate that their current carry value may not be recoverable. Under Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company adopted effective January 1, 2002, assets held for use are tested for impairment if events or circumstances indicate potential impairment. Determination of impairment, if any, is made based on comparison of the undiscounted value of estimated future cash flows to carrying value. Asset impairment losses are then measured as the excess of the carrying value over the estimated fair value of such assets.

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

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
The Company adopted the provisions of SFAS 141 effective January 1, 2002. In connection with the Company's purchase of assets from the Royal Begemann Group in May 2001, the Company recorded intangible assets related to non-compete agreements in the amount of $300,000. These intangible assets will be amortized over three (3) years. As of December 31, 2003, the Company had accumulated amortization of $258,333 related to these assets and will record amortization of $41,667 in 2004.

Indefinite-lived Intangibles:
The Company has no indefinite-lived intangible assets.

Goodwill

The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under the provisions of SFAS 142, the value of the Company's goodwill (with a carrying value of $1,283,000 relating to TP&T) is no longer subject to amortization but will be reviewed at least annually for impairment or more frequently if impairment indicators exist. The Company completed its annual impairment test October 1, 2003, and concluded that there was no impairment of recorded goodwill, as the fair value of the reporting unit exceeded the carrying amount as of October 1, 2003. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped; 3) the price of the products is fixed or determinable; 4) collectibility is reasonably assured. The Company's pigment business has generally experienced higher sales during the second and third calendar quarters, due to increased activity in construction and maintenance during warm weather and the associated increase in demand for materials which use pigments such as paints and plastic pipe. The Company's principal product line, HITOX pigments, accounted for 48% and 60% of total sales in 2003 and 2002, respectively.

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

Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding and exclude any dilutive effects of options. Diluted earnings per share reflect the effect of all dilutive items.

Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The fair value of all outstanding derivative instruments are recorded on the Consolidated Balance Sheet in other current and non-current assets and liabilities. Derivatives are held as part of a formally documented risk management (hedging) program. All derivatives are straightforward and are held for purposes other than trading. The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, if any, are recorded in other income or expense in the current period. If the hedging relationship ceases to be highly effective or if becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in other income or expense. Changes in the fair value of derivatives are recorded in current earnings along with the change in fair value of the underlying hedged item if the derivative is designated as a fair value hedge or in other comprehensive income if the derivative is designated as a cash flow hedge. If no hedging relationship is designated, the derivative is marked to market through earnings. The Company utilizes natural gas forward contracts to hedge a portion of its TOR US natural gas needs and foreign currency forward contracts at TMM to hedge a portion of its foreign currency risk. (See Note 12 to the "Notes to the Consolidated Financial Statements" on page 19)

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

Accounting for Stock-Based Compensation - Transition and Disclosure

On January 1, 2003, the Company adopted FASB Statement 148, Accounting for Stock Based Compensation - Transition and Disclosure. Statement 148 amended FASB Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

Upon adoption of Statement 148, effective January 1, 2003, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of Statement 123. The Company has utilized the "Modified Prospective Method" of transition as provided for in Statement 148. Under the Modified Prospective Method, the Company has recorded compensation expense of $346,713 for the twelve-month period ending December 31, 2003 related to all options outstanding through December 31, 2003. The result of which reduced the diluted earnings per share $0.05. (Had the Company not elected to change its method of accounting for stock options from the intrinsic value method to the fair value method of Statement 123, the diluted earnings per share would have been $0.22)

Pro forma information regarding net income and earnings per share is required by Statement 148, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the twelve-month period ending December 31, 2002 follows:

Twelve Months Ended December 31, 2002
Net income, as reported	$ 308,692
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	48,548
Pro forma net income	---------- $ 260,144 ======
Earnings per share:
Basic - as reported	$ 0.05
Basic - pro forma	$ 0.04
Diluted - as reported	$ 0.04
Diluted - pro forma	$ 0.04

Exercise prices on options outstanding at December 31, 2003, ranged from $0.92 to $5.40 per share. The weighted-average remaining contractual life of the options is 7.82 years. The number of options exercisable at December 31, 2003 and 2002 was 421,650 and 305,600, respectfully.

Accounting for Asset Retirement Obligations

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation of a long-lived asset. The adoption of this statement did not materially impact the Company's financial position or results of operations.

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

Accounting for Costs Associated with Exit or Disposal Activities

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity." It also substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination." The adoption of this statement did not materially impact the Company's financial position or results of operations.

Accounting for Consolidation of Variable Interest Entities

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003, and for the first fiscal year or interim period ending after December 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not acquired any variable interest entities subsequent to January 31, 2003, and will therefore adopt FIN 46 during the quarter ending March 31, 2004. Adoption of FIN 46 is not expected to materially impact the Company's financial position or results of operations.

Reclassifications

Certain 2002 balances have been reclassified for comparative purposes.

2.	Related Party Transactions

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch, Ltd. Paulson Ranch made a loan to the Company in the amount of $600,000 with an interest rate of 10.0%. The principal balance outstanding on December 31, 2003 was $230,735. On February 6, 2004, the Company paid the outstanding principal balance of $230,735 to Paulson Ranch.

On December 12, 2003, the Company entered into a loan and security agreement with the Company's Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". Principal is due and payable on or before February 15, 2005. Accrued interest is paid monthly. The principal balance outstanding on December 31, 2003 was $500,000. The loan proceeds were used for working capital.

On December 12, 2003, the Company entered into a loan and security agreement David Hartman, a member of the Company's Board of Directors and a 7.9% shareholder, through the D & C H Trust, under which the D &C H Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The principal balance outstanding on December 31, 2003 was $250,000. The Company paid the outstanding principal balance of $250,000 and accrued interest to the D & C H Trust on February 6, 2004. The loan proceeds were used for working capital.

On December 12, 2003, the Company entered into a loan and security agreement with Douglas Hartman, a member of the Company's Board of Directors and a 7.9% shareholder, through the Douglas MacDonald Hartman Family Irrevocable Trust (the "Trust"), under which the Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The principal balance outstanding on December 31, 2003 was $250,000. The Company paid the outstanding balance of $250,000 and accrued interest to the Trust on February 6, 2004. The loan proceeds were used for working capital.

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

3.	Long-Term Debt and Notes Payable to Banks

A summary of long-term debt follows:

		December 31,
		2003		2002
Convertible subordinated debentures issued in a private placement on April 5, 2001, convertible into 5-year term loans at 10% interest if not presented for conversion to Company's common stock by April 5, 2003		$--		$360,000
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0%, 6.25% at December 31, 2003; due May 1, 2007		580,833		750,834
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.3% at December 31, 2003, due February, 2004		34,998		244,987
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 3.9% at December 31, 2003, due February, 2004		34,998		244,987
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate 10.0%, due April, 2005		230,735		235,708
Other indebtedness, payable to Paulson Ranch/D&CH Trust/Douglas MacDonald Hartman Family Irrevocable Trust, related parties, with an effective interest rate of 8.0%, due February, 2005		1,000,000		--
Total		-------------- 1,881,564		-------------- 1,836,516
Less current maturities		239,996		644,000
Total long-term debt	$	-------------- 1,641,568 ========	$	-------------- 1,192,516 ========

The majority of the Company's non-related party debt is either floating rate or has been recently negotiated and carrying value approximates fair value.

US Bank Credit Facility

The Company entered into a new loan agreement with Bank of America, N.A. (the "Bank") on May 1, 2002, which amended and restated the loan agreement between the Bank and the Company dated August 31, 1995, as amended. The loan agreement increased the Company's line of credit (the "Line") from $1,300,000 to $1,500,000. On August 23, 2002, the Company and the Bank entered into a new loan agreement (the "Agreement"). The Agreement amended and restated the loan agreement between the Bank and the Company dated May 1, 2002. The Agreement, which matured on August 31, 2003, increased the Company's Line from $1,500,000 to $3,000,000. On December 13, 2003, the Company and the Bank entered into the Third Amendment to the Agreement which extended the Line from August 31, 2004 to August 31, 2005. The amendment also authorized the Company to borrow up to $1,000,000 from its Directors. The Company entered into the Fourth Amendment to the Agreement with the Bank on January 13, 2004, which increased the Line $5,000,000, subject to a defined borrowing base limited to the lesser of $5,000,0000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000. On February 2, 2004, the Company entered into the Fifth Amendment to the Agreement with the Bank which amended the Company's term loan as noted below.

The Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants are calculated at the end of each quarter. For the twelve-month period ending December 31, 2003, the Company was in compliance with all financial ratios contained in the amended Agreement dated December 13, 2003. However, the Company was not in compliance with certain covenants that require Bank of America's approval prior to the Company acting as a guarantor or co-signer on any other loan and, therefore, was in technical default since May 2003. The Company was in violation of this covenant when it signed TP&T's Euro based short-term credit facility with Rabobank. As a result, the Bank issued a waiver dated March 18, 2004. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

The Company's Line expires August 31, 2005. The interest rate on the Line is the Bank's prime. At December 31, 2003, the amount of credit available to the Company under the Line is limited to the lesser of (a) $3,500,000 or (b) a defined borrowing base of 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,000,000. At December 31, 2003, the Company had $2,825,000 outstanding on the Line and $645,000 was available to the Company on that date based on eligible accounts receivable and inventory borrowing limitations.

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

The Company's one term loan with the Bank, which was scheduled to mature on May 1, 2007, had a balance of $580,833 on December 31, 2003. The Fifth Amendment to the Agreement increased the term loan to $782,500 on January 13, 2004. The loan proceeds were used to refinance the Company's term loan that was due to mature on May 1, 2007, and pay the balance outstanding on the Company's loan with Paulson Ranch, a related party, that was due to mature on April 5, 2005. The interest rate for the loan is fixed until maturity at 5.2%. Monthly principal and interest payments will commence on March 1, 2004 and continue through May 1, 2007. The monthly principal payment is $20,064.

In addition to the covenants described above, the loan agreements covering both the Line and the term loan include subjective acceleration clauses that allow the Bank to accelerate payment in the event that, in the judgment of the Bank, adverse changes in the Company's business.

Convertible Debentures

In April 2001, the Company raised $3,010,000 in a private placement of common stock and convertible debentures. In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. On December 14, 2001, Richard Bowers, the Company's President and Chief Executive Officer, exercised his option to convert $27,000 of debentures into 15,000 common shares at the $1.80 per share conversion rate. On August 9, 2002, Bernard Paulson, David Hartman, Douglas Hartman, Thomas Pauken, Craig Epperson, and Christopher McGougan exercised their option(s) to convert $2,322,000 of debentures into 1,290,000 common shares at the $1.80 per share conversion rate. On April 3, 2003, the Renaissance Group exercised its option to convert the remaining 200,000 debentures with a carrying value of $360,000 into 200,000 common shares at the $1.80 per share conversion rate.

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,394,737. At December 31, 2003 TMM had utilized $839,809 of that facility under the ECR with a weighted average interest rate of 3.5%. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days or less against customers' and inter-company purchase orders. The borrowings under the short-term credit facility are subject to a demand provision which is customary in Malaysia regarding short-term banking facilities. The credit facility with HSBC Bank also prohibits loans to related parties and prohibits TMM from paying dividends without prior consent of the bank. In the event dividends are declared, the payment would be subject to a 28% Malaysian income tax. The facility is subject to annual review and renewal.

TMM has two term loans with HSBC Bank Labuan and RHB Bank Labuan. At December 31, 2003 the outstanding principal balance on each of the two term loans was $34,998 for a total outstanding borrowings of $69,996. The loans are secured by TMM's inventory, accounts receivable, and property, plant and equipment and are payable in monthly payments of $17,500 each, plus interest. The term loans are subject to certain subjective acceleration covenants based on the judgment of the banks. Additionally, if repayment of the short-term credit facilities are demanded, these term loans would also become due immediately. These loans were fully paid on February 26, 2004.

Netherlands Bank Credit Facility

The Company's subsidiary, TP&T, has a loan agreement with a bank in the Netherlands, Rabobank, which provides a total short-term credit facility of EURO 504,235 ($635,185 at December 31, 2003) with a weighted average interest rate of 6%. The credit facility is secured by TP&T's inventory and accounts receivable. The Company has also co-signed this credit facility. At December 31, 2003 TP&T had utilized EURO 469,272 ($591,142 at December 31, 2003) of their short-term credit facility. TP&T's borrowings are also subject to a demand provision.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2004 and expects to maintain compliance with all financial covenants throughout 2004.

The following is a summary of maturities of long-term debt as of December 31, 2003:

Year Ending December 31,
2004		$239,996
2005		1,400,735
2006		170,000
2007		70,833
2008		--
Total	$	------------ 1,881,564 =======

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

4.	Inventories

A summary of inventories follows:

		December 31,
		2003		2002
Raw materials		$1,568,750		$2,791,733
Finished goods		2,789,629		1,354,149
Supplies		566,747		468,905
Total Inventories		------------ 4,925,126		------------ 4,614,787
Inventory reserve		(30,000)		--
Net Inventories	$	------------ 4,895,126 =======	$	------------ 4,614,787 =======

Inventory is stated at the lower of cost or market, including adjustments for inventory expected to be sold below cost as a result of damage, deterioration, obsolescence or pricing factors. At December 31, 2003, the Company maintained a reserve of $30,000 for inventory obsolescence.

5.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

			December 31,
	Expected Life		2003		2002
Land and Office building	35 years		$533,762		$533,762
Production facilities	10 - 20 years		5,803,422		5,527,108
Machinery and equipment	5 - 15 years, or units of production		19,735,465		18,119,638
Furniture and fixtures	3 - 20 years		824,943		644,042
Total			-------------- 26,897,592		-------------- 24,824,550
Less accumulated depreciation			(14,169,453)		(13,045,578)
Property, Plant and Equipment, net			-------------- 12,728,139		-------------- 11,778,972
Assets not yet placed in service			741,370		676,795
		$	-------------- 13,469,509 ========	$	-------------- 12,455,767 ========

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ending December 31, 2003 and 2002 were $1,144,233 and $812,578, respectively.

The Company's policy is to depreciate the SR production equipment (with a net book value of at December 31, 2003 and 2002 of $6,666,771 and $6,583,505, respectively which is included in machinery and equipment) over its remaining useful life using the units of production method and to evaluate the remaining life and recoverability of such equipment based on the projected units of production.

Assets not yet placed in service as of December 31, 2003, consist primarily of equipment and other construction costs related to the US Alumina plant construction. The Company originally planned to complete construction of the Alumina plant and begin US production in 2004. Due to the need to quickly add Alumina production capacity in 2003, the Company elected to add production capacity at its existing Alumina plant at TP&T. Management expects to complete construction and begin production sometime in the next two to three years. The expected costs to complete the US Alumina production line are approximately $2,050,000.

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

6.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments. All United States manufacturing is done at the facility located in Corpus Christi, Texas. Foreign manufacturing is done by the Company's wholly owned subsidiaries, TMM, located in Malaysia and TP&T, located in the Netherlands. A summary of the Company's manufacturing operations by geographic area is presented below:

	United States Corpus Christi	Netherlands TP&T	Malaysia TMM	Eliminations	Consolidated
Years ended:
December 31, 2003
Sales Revenue:
External customer sales	$15,832,229	$1,500,547	$6,794,669	$--	$24,127,445
Intercompany sales	-- -------------	2,707,519 ------------	2,414,727 ------------	(5,122,246) --------------	-- --------------
Total Sales Revenue	$15,832,229	$4,208,066	$9,209,396	$(5,122,246)	$24,127,445

Option Compensation Expense	346,713	--	--	--	346,713
Depreciation & amortization	548,219	234,116	461,898	--	1,244,233
Interest income	188	--	--	--	188
Interest expense	140,639	50,620	103,508	--	294,767

Location profit (loss)	$(762,830)	$(293,102)	$1,181,344	$1,138,428	$1,263,840

Goodwill	--	1,282,996	--	--	1,282,996
Capital expenditures	703,614	795,792	658,569	--	2,157,975
Location long-lived assets	2,926,034	3,916,646	7,951,492	--	14,794,172
Location assets	$9,055,257	$4,456,009	$12,031,095	$--	$25,542,361

December 31, 2002
Sales Revenue:
External customer sales	$12,434,435	$1,495,288	$2,339,713	$--	$16,269,436
Intercompany sales	-- -------------	515,488 ------------	3,772,378 ------------	(4,287,866) --------------	-- --------------
Total Sales Revenue	$12,434,435	$2,010,776	$6,112,091	$(4,287,866)	$16,269,436

Option Compensation Expense	--	--	--	--	--
Depreciation & amortization	474,898	211,954	225,726	--	912,578
Interest income	326	69	--	--	395
Interest expense	147,289	17,926	152,020	--	317,235

Location profit (loss)	$(135,932)	$(783,473)	$1,048,951	$179,146	$308,692

Goodwill	--	1,282,996	--	--	1,282,996
Capital expenditures	397,506	59,674	123,717	--	580,897
Location long-lived assets	2,770,849	3,354,968	7,754,613	--	13,880,430
Location assets	$7,986,177	$3,756,570	$9,742,207	$--	$21,484,954

For the twelve-month period ending December 31, 2003, the Company's operation located in the United States received approximately 13% its of total sales revenue from a single customer, the Malaysian operation received approximately 38% its of total sales revenue from a single customer and the Netherlands operation received approximately 12% from a single customer. The Kerr-McGee Chemical Corporation accounted for approximately 15% of total consolidated sales revenue. No single customer accounted for 10% or more of the 2002 sales revenue on either a segment or consolidated basis.

The Company's principal product, HITOX, accounted for approximately 48% of net consolidated sales in 2003 and approximately 60% in 2002.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products. Intercompany sales consisted of SR, HITOX and ALUPREM.

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

Approximately 55% of the Company's employees are represented by an in-house collective bargaining agreement which expires on December 31, 2005.

7.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2003	2002
Numerator:
Net Income	$1,263,840	$308,692
Numerator for basic earnings per share - income available to common stockholders	1,263,840	308,692
Effect of dilutive securities	------------- -- -------------	------------- -- -------------
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$1,263,840 =======	$308,692 =======
Denominator:
Denominator for basic earnings per share - weighted-average shares	7,059,148	6,153,800
Effect of dilutive securities
Employee stock options	130,905	13,077
Convertible debentures	50,000	971,196
Dilutive potential common shares	------------- 180,905 -------------	------------- 984,273 -------------
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	7,240,053 =======	7,138,073 =======
Earnings per common share:
Basic	$0.18 =======	$0.05 =======
Diluted	$0.17 =======	$0.04 =======

Excluded from the calculation of diluted earnings per share were a total of 106,900 options at December 31, 2003 and 310,800 options at December 31, 2002. The options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

8.	Income Taxes

Reconciliation between the Company's effective tax rate and the Federal statutory rate on earnings is as follows:

(In Thousands)		Years Ended December 31,
		2003		2002
Expense (benefit) computed at 'expected' rates		$450		$118
Change in valuation allowance - Domestic		(113)		(26)
Change in valuation allowance - Foreign		(167)		(37)
Effect of fluctuations in foreign exchange rates		(122)		--
Effect of items deductible for book not tax, net		41		10
Effect of foreign tax rate differential		(79)		35
State income taxes, net of Federal benefit		40		11
Other, net		11		(94)
	$	----- 61 ===	$	----- 17 ===

Deferred income taxes reflect the effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2003 and 2002 are as follows:

		Years Ended December 31,
		2003		2002
Deferred Tax Liabilities:
Book - tax difference of foreign property, plant and equipment		$1,691		$1,596
Total deferred liabilities		-------- 1,691 --------		-------- 1,596 --------
Deferred Tax Assets:
Net operating loss carryforwards - Domestic		3,405		3,402
Net operating loss carryforwards - Foreign		2,815		2,887
Book tax difference - Domestic PP&E		121		19
Book tax difference - Intercompany Profit		149		390
Alternative minimum tax credit carryforward		65		65
Book tax difference - Domestic Reserves		20		--
Other deferred assets		19		15
Total deferred assets		-------- 6,594 --------		-------- 6,779 --------
Net deferred tax assets before valuation allowance		4,903		5,183
Valuation allowance		(4,903)		(5,183)
Net deferred tax liability	$	-------- -- =====	$	-------- -- =====

As of December 31, 2003, the Company has a US net operating loss carryforward of approximately $10,014,000, which expires in 2009 to 2023. TMM has a net operating loss carryforward of approximately $7,175,000 and TP&T has a net operating loss carryforward of approximately $2,303,000. Due to uncertainties as to the Company's ability to utilize the net deferred tax assets, the Company has fully reserved the asset.

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

9.	Stock Options

On January 1, 2003, the Company adopted FASB Statement 148, Accounting for Stock Based Compensation - Transition and Disclosure. Upon adoption of Statement 148, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of Statement 123. The Company utilized the "Modified Prospective Method" of transition as provided for in FASB Statement 148. Under the Modified Prospective Method, the Company recorded compensation expense of $346,713 for the twelve-month period ending December 31, 2003 related to all options outstanding through December 31, 2003. The result of which reduced the diluted earnings per share $0.05. (Had the Company not elected to change its method of accounting for stock options from the intrinsic value method to the fair value method of Statement 123, the diluted earnings per share would have been $0.22).

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The ability to issue new options under the Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding. At December 31, 2003, the Plan had 195,850 options outstanding.

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

Exercise prices on options outstanding at December 31, 2003 ranged from $0.92 to $5.40 per share. The weighted-average remaining contractual life of those options is 7.82 years. The number of options exercisable at December 31, 2003 and 2002 was 421,650 and 305,600, respectively.

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Average Exercise Price	Range of Exercise Prices
Balances at December 31, 2001	1,074,800	482,300	$ 1.920	$ 0.91 -	$10.62
Additional options authorized	--	--
Granted	--	22,500	$ 1.159	$ 1.15 -	$ 1.19
Exercised	(400)	(400)	$ 0.910	$ 0.91 -	$ 0.91
Forfeited or expired	(81,500)	(120,800)	$ 2.128	$ 1.21 -	$10.62
Balances at December 31, 2002	----------- 992,900	----------- 383,600	$ 1.816	$ 0.92 -	$ 4.25
Additional options authorized	--	--
Granted	--	516,900	$ 2.834	$ 2.21 -	$ 5.40
Exercised	(47,850)	(47,850)	$ 1.512	$ 1.19 -	$ 1.53
Forfeited or expired	(2,700)	(3,000)	$ 3.759	$ 1.15 -	$ 4.25
Balances at December 31, 2003	----------- 942,350 =======	----------- 849,650 =======	$ 2.445	$ 0.92 -	$ 5.40

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

Pro forma information regarding net income and earnings per share is required by Statement 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.54% and 1.82%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock of .838 and .760; and a weighted-average expected life of the option of 5 years in 2003 and in 2002. The weighted-average fair value of options granted in 2003 and 2002 was $1.94 and $0.72, respectfully.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the twelve-month period ending December 31, 2002 follows:

Twelve Months Ended December 31, 2002
Net income, as reported	$ 308,692
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	48,548
Pro forma net income	---------- $ 260,144 ======
Earnings per share:
Basic - as reported	$ 0.05
Basic - pro forma	$ 0.04
Diluted - as reported	$ 0.04
Diluted - pro forma	$ 0.04

In connection with all of the Company's stock options, 942,350 shares of the Company's common stock have been reserved.

10.	Profit Sharing Plan

The Company has a profit sharing plan that covers all employees. Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes. For the years ended December 31, 2003 and 2002, there were no contributions to the plan.

The Company also offers a 401(k) savings plan administered by an investment services company. Employees are eligible to participate in the plan after completing six months of service with the Company. The Company matches contributions up to 2% of the employee's eligible earnings or $400 per year, which ever is greater. Total Company contributions to the 401(k) plan for the years ended December 31, 2003 and 2002 were $36,657 and $34,132, respectively.

 TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

11.	Derivatives and Hedging Activities

Natural Gas Contracts

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

On September 3, 2002, the Company entered into a natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge. The contract was settled based on natural gas market prices for January 1, 2003 through April 30, 2003. The Company paid fixed prices averaging $3.90 per MM Btu on notional quantities amounting to 60,000 MM Btu's. The fair value of the hedge decreased $56,145 from December 31, 2002, to April 30, 2003 due to the settlement of the hedge.

On September 16, 2003, the Company entered into a new natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas. The contract will be settled based on natural gas market prices from January 1, 2004 through April 30, 2004. The Company will pay fixed prices averaging $5.26 per MM Btu on notional quantities amounting to 80,000 MM Btu's. For the year ended December 31, 2003, the Company marked the gas contract to market, recording a gain of $72,820 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at December 31, 2003. The recognition of this gain had no effect on the Company's cash flow.

Foreign Currency Forward Contracts

To protect its exposure to foreign exchange risks, TMM enters into foreign currency forward contracts. Gains and losses on foreign exchange contracts designated as hedges of identified exposure are offset against the foreign exchange gains and losses on the hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recognized until the transaction occurs. On December 31, 2003, TMM marked the contracts to market, recording a gain of $6,883 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at December 31, 2003. The recognition of this gain had no effect on the Company's cash flow.

12.	Commitments and Contingencies

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

Minimum future rental payments under these leases as of December 31, 2003 are as follows:

Years Ending December 31,
2004		$53,400
2005		53,400
2006		53,400
2007		53,400
2008		53,400
Later years		987,900
Total minimum lease payments	$	------------- 1,254,900 =======

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

Rent expense under these leases was $53,400 per year during 2003 and 2002.

Contingencies

There are claims arising in the normal course of business that are pending against the Company. While it is not feasible to predict or determine the outcome of any case, it is the opinion of management that the ultimate dispositions will have no material effect on the financial statements of the Company.

The Company believes that it is in compliance with all applicable federal, state and local laws and regulations relating to the discharge of substances into the environment, and it does not expect that any material expenditures for environmental control facilities will be necessary in order to continue such compliance.

13.	Principal Customer Information

For the twelve months ended December 31, 2003, sales to Kerr-McGee Chemical Corporation accounted for 15% of the Company's total revenues in 2003. No single customer accounted for 10% for more of the Company's total sales revenue in 2002.

14.	Foreign Customer Sales

Revenues from sales to customers located outside the US for the years ending December 31, 2003 and 2002 are as follows:

		Years Ended December 31,
Geographic Region		2003		2002
Canada, Mexico & South America		$3,028,054		2,388,702
Pacific Rim		1,355,061		1,186,077
Europe, Africa & Middle East		2,710,999		2,183,237
Total	$	------------- 7,094,114 ========	$	------------- 5,758,016 ========

15.	Sales by Product

Revenues from sales by product for the years ending December 31, 2003 and 2002 are as follows:

Product	2003 Sales	2002 Sales
HITOX	$ 11,564,097	$ 9,797,391
ALUPREM	4,735,319	1,899,018
SR	3,514,151	48,097
BARTEX	2,551,200	2,584,665
HALTEX	845,704	971,015
OTHER	916,974	969,250
Total	-------------- $ 24,127,445 ========	-------------- $ 16,269,436 ========

TOR MINERALS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 & 2002

16.	Subsequent Events

On January 13, 2004, the Company increased its domestic line of credit with Bank of America, NA (the "Bank") from $3,500,000 to $5,000,000, subject to a defined borrowing base limited to the lesser of $5,000,0000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.

On January 19, 2004, the Company announced that it had raised approximately $2,500,000 through the placement of 526,316 shares of common stock at $4.75 to existing shareholders and new institutional holders. The Company also raised $1,000,000 through the placement of 200,000 shares of convertible preferred stock at $5.00. The convertible preferred stock has a 6.0% coupon rate, and each preferred share is convertible into 0.84 shares of common stock and is redeemable at the option of the Company after two years. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions were privately negotiated without any general solicitation or advertising. The purchasers are "sophisticated investors" within the meaning of the Securities Act of 1933 and have access to all information concerning the Company needed to make an informed decision regarding the transaction. At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common shares within 90 days. The funds were used to pay down the Company's domestic line of credit $2,700,000, $500,000 was used to payoff the $250,000 loans from our Directors, David Hartman and Douglas Hartman, and the balance was used for working capital purposes.

On February 2, 2004, the Company increased its domestic term loan of $580,833 on December 31, 2003, to $782,500. The additional proceeds were used to pay off the remaining balance of a loan from a Director carrying a 10% interest rate. The term loan has a fixed interest rate of 5.2%.