Form 10QSB
period 2004-03-31
TOR MINERALS INTERNATIONAL INC
filed 2004-05-17
CIK 842295

United States

Securities and Exchange Commission

Washington, D. C. 20549

____________________________

FORM 10-QSB

____________________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
Yes [ X ]	No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Shares Outstanding as of April 30, 2004
Common Stock, $0.25 par value	7,763,153

Transitional Small Business Disclosure Format (check one):
Yes [__]	No [ X ]

	Table of Contents
	Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -- March 31, 2004 and December 31, 2003	3
	Condensed Consolidated Income Statements -- Three months ended March 31, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	17

	Part II - Other Information
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	19
Signatures		19

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(in thousands)
	March 31,	December 31,
	2004	2003
	(Unaudited) _____________	_____________
ASSETS
Current assets:
Cash and cash equivalents	$532	$381
Trade accounts receivable, net	3,664	5,072
Inventories	5,762	4,895
Other current assets	632 _____________	399 _____________
Total current assets	10,590	10,747

Property, plant, and equipment	29,233	27,639
Accumulated depreciation	(14,495) _____________	(14,169) _____________
Property, plant, and equipment, net	14,738	13,470
Goodwill	1,796	1,283
Other assets	23 _____________	42 _____________
Total Assets	$27,147	$25,542
	============	============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$2,627	$2,738
Accrued expenses	909	744
Notes payable - Line of Credit	546	3,416
Export credit refinancing facility	604	840
Current maturities of long-term debt - Financial Institutions	241	240
Current maturities of long-term debt - Related Parties	500 _____________	-- _____________
Total current liabilities	5,427	7,978
Long term debt, excluding current maturities - Financial Institutions	522	411
Long term debt, excluding current maturities - Related Parties	--	1,231
Deferred tax liability	38 _____________	-- _____________
Total liabilities	5,987	9,620
Commitments and Contingencies
Shareholders' equity:
Convertible preferred stock $0.01 par value; authorized, 5,000 shares; 200 shares outstanding at March 31, 2004	2	--
Common stock $0.25 par value; authorized, 10,000 shares; 7,763 shares outstanding at March 31, 2004 and 7,133 at December 31, 2003	1,940	1,783
Additional paid-in capital	21,751	18,164
Accumulated Other Comprehensive Income	1,330	79
Accumulated deficit	(3,863) _____________	(4,104) _____________
Shareholder's equity	21,160 _____________	15,922 _____________
Total Liabilities and Shareholders' Equity	$27,147	$25,542
	============	============

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Income Statement
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, _____________________
	2004 _______		2003 _______

NET SALES	$6,004		$4,396
Cost of sales	4,485 _______		3,286 _______
GROSS MARGIN	1,519		1,110

General, administrative and selling expenses	1,203 _______		930 _______

OPERATING INCOME	316		180

OTHER INCOME (EXPENSE):
Interest income	1
Interest expense	(18)		(57)
Other, net	(4) _______		(1) ________
INCOME BEFORE INCOME TAX	295		122
Income tax expense	54 _______		16 _______
NET INCOME	241		106

OTHER COMPREHENSIVE INCOME
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain arising during the period	15		29
Net (gain) reclassified to income	(79)		(69)
Currency translation adjustment	1,315 _______		-- _______
Net change in other comprehensive income	1,251 _______		(40) _______
COMPREHENSIVE INCOME	$1,492		$66
	======		======

Income per common share:
Basic	$0.03		$0.02
Diluted	$0.03		$0.01

Weighted average common shares and equivalents outstanding
Basic	7,600		6,886
Diluted	7,947	(1)	7,134

(1)	122,000 common shares related to the 200,000 convertible preferred shares outstanding were excluded in the computation of diluted earnings per share as the effect would be antidilutive

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Three Months Ended March 31, ____________________
	2004 _________	2003 _________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$241	$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	258	233
Amortization	35	24
Compensation - Stock Options	133	9
Deferred tax liability	38	--
Gain (loss) on sale of assets	(10)	--
Changes in working capital:
Receivables	1,399	(244)
Inventories	(878)	683
Other current assets	(302)	(147)
Accounts payable and accrued expenses	55 ________	(274) ________
Net cash provided by operating activities	969	390

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(737)	(697)
Proceeds from disposal of assets	10 ________	-- ________
Net cash used in investing activities	(727)	(697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Proceeds from long-term bank debt	783	--
Payments on long-term bank debt	(601)	(43)
Proceeds from bank line of credit	1,025	705
Payments on bank line of credit	(3,850)	(605)
Payments on related party long-term debt	(731)	(5)
Foreign financing activities:
Payments on long-term bank debt	(70)	(104)
Proceeds from bank line of credit	--	570
Payments on bank line of credit	(32)	(529)
Proceeds from export credit refinancing facility	1,009	2,405
Payments on export credit refinancing facility	(1,244)	(2,039)
Other financing activities:
Proceeds from the issuance of preferred stock, common stock and exercise of common stock options	3,624 ________	-- ________
Net cash provided by (used in) financing activities	(87)	355

Effect of exchange rate fluctuations on cash	(4) ________	-- ________

Net increase in cash and cash equivalents	151	48
Cash and cash equivalents at beginning of year	381 ________	121 ________
Cash and cash equivalents at end of period	$532	169
	=======	=======

See Notes to Consolidated Financial Statements

TOR MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Accounting Policies

Basis of Presentation and Use of Estimates

The interim financial statements of TOR Minerals International, Inc. (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All adjustments are of a normal and recurring nature other than an adjustment to interest expense for the period ended March 31, 2004, which has been reduced for refunds of interest payments made in 2003 in excess of amount owed by the Company on certain bank debt. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 2003 Annual Report on Form 10-KSB.

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

In the first quarter 2004, the Company changed TP&T's functional currency from U.S. dollar (USD) functional to Euro functional currency as a result in a shift of a substantial majority of TP&T's sales contracts to Euro based contracts. Prior to 2004, a substantial majority of TP&T's sales were USD denominated. Gains and losses resulting from translating the Balance Sheet from Euros to US dollars (including long-term Intercompany investments which are considered part of the net-investment in TP&T) are now recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet. As a result of this change in functional currency, non-monetary assets and liabilities that had previously been accounted for using historical exchange rates between the Euro and USD have been translated at current exchange rates. As of March 31, 2004, the cumulative translation adjustment related to the change in functional currency totaled $1,315,000. Such adjustment had an effect on the following balance sheet items:

Property plant & equipment, net	$858,000
Goodwill	556,000
Other, net	(99,000) ________
Total	$1,315,000 =======

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

Income Tax

Due to the utilization of operating loss carry-forwards, the Company recorded only state income tax expense during the first quarter 2003 totaling $16,000. During the first quarter 2004, the Company recorded state income tax expense of $16,000 and Malaysian income tax expense of $38,000. Taxes are applied to the quarter based on an estimated annualized effective rate, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

Accounting for Consolidation of Variable Interest Entities

On January 1, 2004, the Company adopted the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 addresses consolidation of business enterprises of variable interest entities. The Company has not acquired any variable interest entities, therefore, the adoption of FIN 46 did not materially impact the Company's financial position or results of operation.

Reclassifications

Certain 2003 balances have been reclassified for comparative purposes.

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

On December 12, 2003, the Company entered into a loan and security agreement with the Company's Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". Principal is due and payable on or before February 15, 2005. Accrued interest is paid monthly. The principal balance outstanding on March 31, 2004 was $500,000. The loan proceeds were used for working capital.

On December 12, 2003, the Company entered into a loan and security agreement with David Hartman, a member of the Company's Board of Directors and a 7.9% shareholder, through the D & C H Trust, under which the D &C H Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The loan proceeds were used for working capital. The Company paid the outstanding principal balance of $250,000 and accrued interest to the D & C H Trust on February 6, 2004.

On December 12, 2003, the Company entered into a loan and security agreement with Douglas Hartman, a member of the Company's Board of Directors and a 7.9% shareholder, through the Douglas MacDonald Hartman Family Irrevocable Trust (the "Trust"), under which the Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The loan proceeds were used for working capital. The Company paid the outstanding principal balance of $250,000 and accrued interest to the Trust on February 6, 2004.

3.	Long Term Debt and Notes Payable to Banks

A summary of long-term debt follows:
(In Thousands)	March 31,	December 31,
	2004	2003
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0%, 6.25%. Paid in full on January 13, 2004	$--	$581
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.3%. Paid in full on February 26, 2004	--	35
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 3.9%. Paid in full on February 26, 2004	--	35
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate 10.0%. Paid in full on February 6, 2004	--	231
Other indebtedness, payable to Paulson Ranch/D&CH Trust/Douglas MacDonald Hartman Family Irrevocable Trust, related parties, with an effective interest rate of 8.0%, due February, 2005	500	1,000
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at March 31, 2004, due May 1, 2007.	763 ______	-- ______
Total	1,263	1,882
Less current maturities	741 ______	240 ______
Total long-term debt	$522 =====	$1,642 =====

The majority of the Company's non-related party debt is either floating rate or has been recently negotiated and carrying value approximates fair value.

US Bank Credit Facility

The Company entered into a new loan agreement (the "Agreement") with Bank of America, N.A. (the "Bank") on August 23, 2002, which amended and restated the loan agreement between the Bank and the Company dated May 1, 2002, as amended. The Agreement, which matured on August 31, 2003, increased the Company's Line from $1,500,000 to $3,000,000. On December 13, 2003, the Company and the Bank entered into the Third Amendment to the Agreement which extended the Line from August 31, 2004 to August 31, 2005. The amendment also authorized the Company to borrow up to $1,000,000 from its Directors. The Company entered into the Fourth Amendment to the Agreement with the Bank on January 13, 2004, which increased the Line to $5,000,000, subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000. The interest rate on the Line is the Bank's prime, 4.5% at March 31, 2004. The Company did not have any outstanding borrowings on the Line and $3,068,444 was available to the Company on March 31, 2004, based on eligible accounts receivable and inventory borrowing limitations.

The Company entered into the Fifth Amendment to the Agreement on February 2, 2004, which increased the term loan to $782,500. The loan proceeds were used to refinance the Company's term loan, with a balance of $580,833, that was due to mature on May 1, 2007, and pay the balance outstanding on the Company's loan with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch Ltd., a related party, that was due to mature on April 5, 2005. The interest rate for the loan is fixed until maturity at 5.2%. Monthly principal and interest payments commenced on March 1, 2004 and will continue through May 1, 2007. The monthly principal payment is $20,064.

The Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants are calculated at the end of each quarter. For the quarter ending March 31, 2004, the Company was in compliance with all financial ratios contained in the amended Agreement dated February 2, 2004, and expects to be in compliance for a period of twelve-months beyond March 31, 2004. In addition, the loan agreements covering both the Line and the term loan include subjective acceleration clauses that allow the Bank to accelerate payment on the occurrence of certain conditions that, in the judgment of the Bank, are considered adverse changes in the Company's business. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,394,737. At March 31, 2004, TMM had utilized $604,228 of that facility under the ECR, with a weighted average interest rate of 3.5%. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days or less against customers' and inter-company purchase orders. The borrowings under the short-term credit facility are subject to a demand provision which is customary in Malaysia regarding short-term banking facilities. The credit facility with HSBC Bank also prohibits loans to related parties and prohibits TMM from paying dividends without prior consent of the bank. In the event dividends are declared, the payment would be subject to a 28% Malaysian income tax. The facility is subject to annual review and renewal.

At December 31, 2003, TMM had two term loans with HSBC Bank Labuan and RHB Bank Labuan with an outstanding principal balance on each of the two term loans of $34,998 for total outstanding borrowings of $69,996. The loans were secured by TMM's inventory, accounts receivable, and property, plant and equipment. These loans were fully paid on February 26, 2004.

Netherlands Bank Credit Facility

The Company's subsidiary, TP&T, has a loan agreement with a bank in the Netherlands, Rabobank, which provides a total short-term credit facility of Euro 504,235 ($620,360 at March 31, 2004). The credit facility is secured by TP&T's inventory and accounts receivable. The Company has also guaranteed this credit facility. At March 31, 2004, TP&T had utilized Euro 444,013 ($546,269 at March 31, 2004) of their short-term credit facility with an interest rate of 5.0%.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2004 and expects to maintain compliance with all financial covenants for a period of twelve-months beyond March 31, 2004.

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
6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(in thousands, except per share amounts)	Three Months Ended March 31, __________________
	2004 ______	2003 ______
Numerator:
Net Income	$241	$106
Preferred Stock Dividends	(11) _______	-- ______
Numerator for basic earnings per share - income available to common stockholders	230 ______	106 ______
Effect of dilutive securities:	-- ______	-- ______
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$230	$106

Denominator:
Denominator for basic earnings per share - weighted-average shares	7,600	6,886
Effect of dilutive securities: Employee stock options	347	48
Convertible debentures	-- ______	200 ______
Dilutive potential common shares	347 ______	248 ______
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,947 =====	7,134 =====
Basic earnings per common share:
Net Income	$0.03 =====	$0.02 =====
Diluted earnings per common share:
Net Income	$0.03 =====	$0.01 =====

Excluded from the calculation of diluted earnings per share were a total of 122,000 common shares related to the 200,000 convertible preferred shares at March 31, 2004, and 168,000 options at March 31, 2003. The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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
(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Adjustments and Eliminations	Consolidated
Three months ended:
March 31, 2004
Sales Revenue:
Customer sales	$4,547	$460	$997	$--	$6,004
Intercompany sales	-- _______	728 _______	155 _______	(883) _______	-- _______
Total Sales Revenue	$4,547 ======	$1,188 ======	$1,152 ======	$(883) ======	$6,004 ======

Segment profit (loss)	$(365)	$34	$169	$403	$241

Segment assets	$20,455	$6,388	$15,266	$(14,962)	$27,147

March 31, 2003
Sales Revenue:
Customer sales	$3,509	$307	$580	$--	$4,396
Intercompany sales	-- _______	503 _______	137 _______	(640) _______	-- _______
Total Sales Revenue	$3,509 ======	$810 ======	$717 ======	$(640) ======	$4,396 ======

Segment profit (loss)	$52	$(56)	$(116)	$226	$106

Segment assets	$19,978	$4,164	$15,108	$(17,606)	$21,644

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products. Intercompany sales consist of Synthetic Rutile, HITOX and ALUPREM.

8.	Intangible Assets and Goodwill

Definite-lived Intangible Assets

The Company adopted the provisions of SFAS 141 effective January 1, 2002. In connection with the Company's purchase of assets from the Royal Begemann Group, the Company recorded intangible assets related to non-compete agreements in the amount of $300,000. These intangible assets will be amortized over three (3) years. As of March 31, 2004, the Company had accumulated amortization of $277,000. The Company will record amortization through May 2004.

Goodwill

The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under the provisions of SFAS, the value of the Company's goodwill (with a carrying value of $1,796,000) is no longer subject to amortization but will be reviewed at least annually for impairment or more frequently if impairment indicators exist. The Company completed the annual impairment test in October 2002 and in October 2003 and concluded that there was no impairment of recorded goodwill, as the fair value of the reporting units exceeded the carrying amount as of the respective dates. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings.

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

On September 3, 2002, the Company entered into a natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge. The contract was settled based on natural gas market prices for January 1, 2003 through April 30, 2003. The Company paid fixed prices averaging $3.90 per MM Btu on notional quantities amounting to 60,000 MM Btu's. The fair value of the hedge decreased $36,000 from December 31, 2002, to March 31, 2003 due to the settlement of the hedge. The recognition of this gain had no effect on the Company's cash flow.

On September 16, 2003, the Company entered into a new natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas. The contract will be settled based on natural gas market prices from January 1, 2004 through April 30, 2004. The Company will pay fixed prices averaging $5.26 per MM Btu on notional quantities amounting to 80,000 MM Btu's. For the period ended March 31, 2004, the Company marked the gas contract to market, recording a gain of $4,000 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at March 31, 2004. The recognition of this gain had no effect on the Company's cash flow.

Foreign Currency Forward Contracts

To protect its exposure to foreign exchange risks, TMM enters into foreign currency forward contracts. Gains and losses on foreign exchange contracts designated as hedges of identified exposure are offset against the foreign exchange gains and losses on the hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recognized until the transaction occurs. On March 31, 2004, TMM marked the contracts to market, recording a gain of $11,000 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at March 31, 2004. The recognition of this gain had no effect on the Company's cash flow.

10.	Stock Options and Equity Compensation Plan

On January 1, 2003, the Company adopted FASB Statement 148, Accounting for Stock Based Compensation - Transition and Disclosure. Upon adoption of Statement 148, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of Statement 123. The Company utilized the "Modified Prospective Method" of transition as provided for in FASB Statement 148. Under the Modified Prospective Method, the Company recorded compensation expense of approximately $133,000 for the quarter ending March 31, 2004. The result of which reduced the diluted earnings per share $0.02 for the three-month period ending March 31, 2004.

The following table provides information as of March 31, 2004, about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	768,650	$ 2.504	70,300
Equity compensation plans not approved by security holders	--		--
Total	_______ 768,650 ======	$ 2.504	______ 70,300 =====

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The ability to issue new options under the Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding. For the three-month period ending March 31, 2004, a total of 4,600 options were exercised and the Plan had 166,250 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International (the "2000 Plan"). The 2000 Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The maximum number of shares of the Company's common stock that may be sold or issued under the 2000 Plan is 750,000 subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events. In the Annual Shareholders' meeting on May 14, 2004, the maximum number of shares of the Company's common stock that may be sold or issued under the 2000 Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares. For the three-month period ending March 31, 2004, a total of 73,800 options were exercised.

In 1999 an additional 75,000 options were issued outside the Plan at an exercise price of $2.125. Of the options issued outside the Plan, 25,000 were exercised in January 2004.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

Exercise prices on options outstanding at March 31, 2004, ranged from $0.92 to $5.41 per share. The weighted-average remaining contractual life of those options is 7.75 years. The number of options exercisable at March 31, 2004 and 2003 was 408,850 and 383,400, respectively.

11.	Private Placement of Common Stock and Series A Convertible Preferred Stock

In January 2004, the Company raised approximately $2,500,000 through the placement of 526,316 shares of common stock at a price of $4.75 per share to existing shareholders and new institutional holders. The Company also raised $1,000,000 through the placement of 200,000 shares of convertible preferred stock at $5.00 per share. The convertible preferred stock has a 6.0% coupon rate, and each preferred share is convertible into 0.84 shares of common stock and is redeemable at the option of the Company after two years. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions were privately negotiated without any general solicitation or advertising. The purchasers are "sophisticated investors" within the meaning of the Securities Act of 1933 and have access to all information concerning the Company needed to make an informed decision regarding the transaction. At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the common shares on April 15, 2004; however, the registration statement is not yet effective. The Company used $3,200,000 of the proceeds to pay amounts owed under the Company's domestic line of credit and related party loans from David Hartman and Douglas Hartman. The balance of the proceeds was used for working capital purposes.

12.	Series A Convertible Preferred Stock Dividend

On March 5, 2004, the Company's Board of Directors declared a dividend, in the amount of $11,090, for the quarterly period ended March 31, 2004, payable on April 1, 2004, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on March 5, 2004.

13.	Subsequent Events

On April 2, 2004, TP&T entered into a new loan agreement with Rabobank in the Netherlands. The agreement increased TP&T's line of credit from Euro 504,235 ($620,360 at March 31, 2004) to Euro 650,000 ($799,695 at March 31, 2004) with a variable interest rate of bank prime plus 2% and created a term loan in the amount of Euro 676,000 ($831,683 at March 31, 2004). The term loan, which is secured by TP&T's assets, will be amortized over a period of five years with a fixed interest rate of 5.5% interest. The proceeds of the term loan will be used for working capital purposes.

TP&T is currently negotiating with Rabobank for a 20 year mortgage loan of approximately Euro 1,430,000 ($1,759,329 at March 31, 2004) for the expansion of TP&T's current facilities.

In the Annual Shareholders' meeting on May 14, 2004, the number of authorized common stock was increased by 10,000,000 shares to 20,000,000 shares and the maximum number of shares of the Company's common stock that may be sold or issued under the 2000 Incentive Plan was increased 300,000 shares to 1,050,000 shares.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

Consolidated net sales for the first quarter 2004 were $6,004,000, an increase of $1,608,000 or 37% over the first quarter period 2003. Net sales at the Corpus Christi location increased approximately $1,038,000 or 30% primarily due to increased sales of its Aluprem product of approximately $770,000. The volume increase in Aluprem is primarily due to one customer which increased approximately $690,000. Sales of the Corpus Christi operation's other products (Hitox, Bartex and Haltex) increased $268,000 (approximately $160,000 due to price and $108,000 due to volume increases). TMM's net sales to third parties increased approximately $415,000 or 72%. The increase is primarily volume related due to sales of Synthetic Rutile to outside parties of approximately $350,000 and Hitox and other products of $65,000. TP&T's sales to third parties (Alumina) increased approximately $155,000 primarily due to volume and effects of the Euro strengthening against the dollar. Included in the overall sales increase is approximately $180,000 of increases due to the Euro strengthening as compared to the dollar.

Sales by product for the first quarter 2004 as compared to the same period 2003 are presented below (in thousands).

Product	1st Quarter 2004 Sales		1st Quarter 2003 Sales		$ Increase	% Increase

Hitox	$ 2,920	48.6%	$ 2,773	63.1%	$ 147	5.3%
Aluprem	1,575	26.3%	649	14.8%	926	142.7%
Bartex	689	11.5%	579	13.2%	110	19.0%
Haltex	287	4.8%	237	5.4%	50	21.1%
Synthetic Rutile	350	5.8%	--	0.0%	350
Other	183	3.0%	158	3.5%	25	15.8%
Total Sales	_____ $ 6,004 ====	______ 100.0% =====	_____ $ 4,396 ====	______ 100.0% =====	_____ $ 1,608 ====	36.6% =====

Gross Margin:

Gross margin increased $409,000 or 37% for the three-month period ending March 31, 2004 compared to the same period 2003. The increase is primarily due to the margin effect of volume increases of higher margin Aluprem products in the US and Europe of approximately $260,000, the effect of volume increases of third party sales at TMM of approximately $90,000, price increases of $160,000 and the effect of TMM having unabsorbed costs in the first quarter 2003 related to plant shutdown of approximately $215,000. The net effect on the margin resulting from the Euro strengthening against the US dollar is approximately $50,000. Offsetting these margin increases is the continued effect of higher repairs and maintenance running through cost of sales at the Corpus Christi plant of approximately $265,000, the increase in the price of natural gas of approximately $40,000 and an increase in indirect wages at Corpus Christi of approximately $60,000 due to new hires and wage increases.

The Company is experiencing an increase in freight costs primarily related to transporting Synthetic Rutile (the raw material for Hitox) from TMM to Corpus Christi. This increase could negatively effect the Company's gross margins late in the second quarter or in the third quarter.

General, Administrative and Selling Expenses:

Total general, administrative and selling expenses ("SG&A") increased from $946,000 during the first quarter of 2003 to $1,203,000 for the same period 2004, an increase of $257,000 or 27.2%. Primary factors contributing to the increase in SG&A include: (1) option compensation expense of approximately $124,000; (2) audit and legal fess of approximately $76,000; and (3) salaries related to an increase in staff of approximately $57,000.

Interest Expense:

Interest expense includes a correction of a bank over-charge of interest and principal totaling approximately $33,000 relating to fiscal year 2003. While the correction is not expected to materially affect fiscal year 2004 earnings, the correction increased net income by approximately $33,000 or 13.7% for the quarter.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards, the Company recorded only state income tax expense during the first quarter 2003 totaling $16,000. During the first quarter 2004, the Company recorded state income tax expense of $16,000 and Malaysian income tax of $38,000 as TMM's deferred tax assets do not fully offset the Malaysian operation's deferred tax liability. Taxes are applied to the quarter based on an estimated annualized rate.

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents:

Cash and cash equivalents increased approximately $151,000 from December 31, 2003 to March 31, 2004. Operating activities provided $969,000. Cash used in investing activities totaled $727,000 and $87,000 was used in financing activities. The effect of exchange rate fluctuations decreased cash by $4,000.

Operating Activities

Cash provided by operating activities increased $969,000 from December 31, 2003 to March 31, 2004. Major changes in operating activities include the following:

Net income for the period increased $241,000.

Non-cash items totaled $454,000 consisting of depreciation and amortization of $293,000; stock option expense of $133,000; and a deferred tax liability of $38,000 which was offset by a gain on disposal of assets of $10,000.

Accounts receivable provided $1,399,000 primarily due to TMM's collection of a synthetic rutile receivable outstanding at year end 2003 of approximately $1,750,000 offset by higher sales in the latter part of the first quarter 2004.

Inventories increased $878,000 in the first quarter 2004 primarily due to a build up of synthetic rutile at TMM of approximately $1,500,000 offset by Corpus Christi utilizing inventory of approximately $700,000.

Other current assets increased $302,000 primarily due to prepayment of annual expenses including insurance of approximately $120,000 at all locations, equipment deposits of approximately $65,000 at TMM and a prepayment of property taxes at TMM of approximately $25,000.

Accounts payable and accrued expenses increased $55,000 primarily due to the timing of payments related to TMM's increase in inventory.

Investing Activities

Cash used in investing activities increased $727,000 from December 31, 2003 to March 31, 2004. Net investments for each of the Company's three locations are as follows:

US Operation: The Company invested approximately $483,000 primarily related to facility upgrades and manufacturing equipment.

Netherlands Operation: The Company invested approximately $135,000 in equipment at TP&T to expand the ALUPREM production capacity.

Malaysian Operation: The Company invested approximately $109,000 in equipment at TMM primarily related to the production of Synthetic Rutile.

Financing Activities

The Company used $87,000 in financing activities for the three-month period ending March 31, 2004. Factors relating to financing activities include the following:

Domestic financing activities: The Company's borrowings on the domestic line of credit decreased $2,825,000; borrowings from related parties decreased $731,000; and long-term bank debt increased $182,000.

Foreign financing activities: The Company's borrowings on the foreign lines of credit decreased $32,000; borrowings on the ECR, which is a Malaysian government supported financing agreement specifically for exporters, decreased $235,000; and long-term foreign bank debt decreased $70,000.

Other financing activities: The Company received $3,624,000 in proceeds from the issuance of convertible preferred stock, common stock, and the exercise of stock options. These funds were used to reduce the Company's lines of credit and related party debt.

US Bank Credit Facility

The Company entered into a new loan agreement (the "Agreement") with Bank of America, N.A. (the "Bank") on August 23, 2002, which amended and restated the loan agreement between the Bank and the Company dated May 1, 2002, as amended. The Agreement, which matured on August 31, 2003, increased the Company's Line from $1,500,000 to $3,000,000. On December 13, 2003, the Company and the Bank entered into the Third Amendment to the Agreement which extended the Line from August 31, 2004 to August 31, 2005. The amendment also authorized the Company to borrow up to $1,000,000 from its Directors. The Company entered into the Fourth Amendment to the Agreement with the Bank on January 13, 2004, which increased the Line to $5,000,000, subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000. The interest rate on the Line is the Bank's prime, 4.5% at March 31, 2004. The Company did not have any outstanding borrowings on the Line and $3,068,444 was available to the Company on March 31, 2004, based on eligible accounts receivable and inventory borrowing limitations.

The Company entered into the Fifth Amendment to the Agreement on February 2, 2004, which increased the term loan to $782,500. The loan proceeds were used to refinance the Company's term loan, with a balance of $580,833, that was due to mature on May 1, 2007, and pay the balance outstanding on the Company's loan with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch Ltd., that was due to mature on April 5, 2005. The interest rate for the loan is fixed until maturity at 5.2%. Monthly principal and interest payments commenced on March 1, 2004 and will continue through May 1, 2007. The monthly principal payment is $20,064.

The Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants are calculated at the end of each quarter. For the quarter ending March 31, 2004, the Company was in compliance with all financial ratios contained in the amended Agreement dated February 2, 2004. In addition, the loan agreements covering both the Line and the term loan include subjective acceleration clauses that allow the Bank to accelerate payment on the occurrence of certain conditions that, in the judgment of the Bank, are considered adverse changes in the Company's business. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

Related Party Debt

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch, Ltd. Paulson Ranch made a loan to the Company in the amount of $600,000 with an interest rate of 10.0%. On February 6, 2004, the Company paid the outstanding principal balance of $230,735 to Paulson Ranch.

On December 12, 2003, the Company entered into a loan and security agreement with the Company's Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". Principal is due and payable on or before February 15, 2005. Accrued interest is paid monthly. The principal balance outstanding on March 31, 2004 was $500,000. The loan proceeds were used for working capital.

On December 12, 2003, the Company entered into a loan and security agreement with David Hartman, a member of the Company's Board of Directors and a 7.9% shareholder, through the D & C H Trust, under which the D &C H Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The loan proceeds were used for working capital. The Company paid the outstanding principal balance of $250,000 and accrued interest to the D & C H Trust on February 6, 2004.

On December 12, 2003, the Company entered into a loan and security agreement with Douglas Hartman, a member of the Company's Board of Directors and a 7.9% shareholder, through the Douglas MacDonald Hartman Family Irrevocable Trust (the "Trust"), under which the Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The loan proceeds were used for working capital. The Company paid the outstanding principal balance of $250,000 and accrued interest to the Trust on February 6, 2004.

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,394,737. At March 31, 2004, TMM had utilized $604,228 of that facility under the ECR, with a weighted average rate of 3.5%. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days or less against customers' and inter-company purchase orders. The borrowings under the short-term credit facility are subject to a demand provision which is customary in Malaysia regarding short-term banking facilities. The credit facility with HSBC Bank also prohibits loans to related parties and prohibits TMM from paying dividends without prior consent of the bank. In the event dividends are declared, the payment would be subject to a 28% Malaysian income tax. The facility is subject to annual review and renewal.

At December 31, 2003, TMM had two term loans with HSBC Bank Labuan and RHB Bank Labuan with an outstanding principal balance on each of the two term loans of $34,998 for total outstanding borrowings of $69,996. The loans were secured by TMM's inventory, accounts receivable, and property, plant and equipment. These loans were fully paid on February 26, 2004.

Netherlands Bank Credit Facility

The Company's subsidiary, TP&T, has a loan agreement with a bank in the Netherlands, Rabobank, which provides a total short-term credit facility of Euro 504,235 ($620,360 at March 31, 2004). The credit facility is secured by TP&T's inventory and accounts receivable. The Company has also co-signed this credit facility. At March 31, 2004, TP&T had utilized Euro 444,013 ($546,269 at March 31, 2004) of their short-term credit facility with a weighted average interest rate of 5.0%.

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

Other Financial Information:

Private Placement of Common Stock and Series A Convertible Preferred Stock

In January 2004, the Company raised approximately $2,500,000 through the placement of 526,316 shares of common stock at a price of $4.75 per share to existing shareholders and new institutional holders. The Company also raised $1,000,000 through the placement of 200,000 shares of convertible preferred stock at $5.00 per share. The convertible preferred stock has a 6.0% coupon rate, and each preferred share is convertible into 0.84 shares of common stock and is redeemable at the option of the Company after two years. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions were privately negotiated without any general solicitation or advertising. The purchasers are "sophisticated investors" within the meaning of the Securities Act of 1933 and have access to all information concerning the Company needed to make an informed decision regarding the transaction. At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the common shares on April 15, 2004; however, the registration statement is not yet effective. The Company used $3,200,000 of the proceeds to pay amounts owed under the Company's domestic line of credit and related party loans from David Hartman and Douglas Hartman. The balance of the proceeds was used for working capital purposes.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Changes in Internal Controls

During the period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5.	Other Information

Subsequent Events

On April 2, 2004, TP&T entered into a new loan agreement with Rabobank in the Netherlands. The agreement increased TP&T's line of credit from Euro 504,235 ($620,360 at March 31, 2004) to Euro 650,000 ($799,695 at March 31, 2004) with a variable interest rate of bank prime plus 2% and created a term loan in the amount of Euro 676,000 ($831,683 at March 31, 2004). The term loan, which is secured by TP&T's assets, will be amortized over a period of five years with a fixed interest rate of 5.5% interest. The proceeds of the term loan will be used for working capital purposes.

TP&T is currently negotiating with Rabobank for a 20 year mortgage loan of approximately Euro 1,430,000 ($1,759,329 at March 31, 2004) for the expansion of TP&T's current facilities.

In the Annual Shareholders' meeting on May 14, 2004, the number of authorized common stock was increased by 10,000,000 shares to 20,000,000 shares and the maximum number of shares of the Company's common stock that may be sold or issued under the 2000 Incentive Plan was increased 300,000 shares to 1,050,000 shares.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K	Item 5 & Item 7 - Press Release - January 20, 2004 TOR Announces Private Placement of Common Stock and Series A Convertible Preferred Stock
Item 5 & Item 7 - Press Release - March 1, 2004 TOR Announces Fourth Quarter 2003 Earnings
Item 5 & Item 7 - Press Release - March 9, 2004 TOR Announces Proposed Shelf Registration Statement for Shareholders

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 17, 2004	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	May 17, 2004	LAWRENCE W. HAAS Lawrence W. Haas Treasurer and CFO