Form 10QSB/A
period 2004-03-31
TOR MINERALS INTERNATIONAL INC
filed 2004-06-02
CIK 842295

United States

Securities and Exchange Commission

Washington, D. C. 20549

____________________________

FORM 10-QSB / A

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

EXPLANATORY NOTE

TOR Minerals International, Inc. is filing this amendment solely for the purpose of filing exhibits 31.1, 31.2, 32.1 and 32.2, which were erroneously omitted from the original filing.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	June 2, 2004	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	June 2, 2004	LAWRENCE W. HAAS Lawrence W. Haas Treasurer and CFO