Form 10QSB
period 2004-06-30
TOR MINERALS INTERNATIONAL INC
filed 2004-08-16
CIK 842295

United States

Securities and Exchange Commission

Washington, D. C. 20549

____________________________

FORM 10-QSB

____________________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes [ X ]	No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Shares Outstanding as of July 23, 2004
Common Stock, $0.25 par value	7,777,353

Transitional Small Business Disclosure Format (check one):
Yes [__]	No [ X ]

	Table of Contents
	Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -- June 30, 2004 and December 31, 2003	3
	Condensed Consolidated Income Statements -- Three-months and six-months ended June 30, 2004 and 2003	4
	Condensed Consolidated Statements of Comprehensive Income -- Three-months and six-months ended June 30, 2004 and 2003	5
	Condensed Consolidated Statements of Cash Flows -- Six-months ended June 30, 2004 and 2003	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Controls and Procedures	23

	Part II - Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures		26

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited) _____________	_____________
ASSETS
Current assets:
Cash and cash equivalents	$541	$381
Trade accounts receivable, net	4,006	5,072
Inventories	7,795	4,895
Other current assets	822 _____________	399 _____________
Total current assets	13,164	10,747
Property, plant, and equipment	29,638	27,639
Accumulated depreciation	(14,753)	(14,169)
Property, plant, and equipment, net	_____________ 14,885	_____________ 13,470
Goodwill	1,781	1,283
Other assets	-- _____________	42 _____________
Total Assets	$29,830 ============	$25,542 ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$2,791	$2,738
Accrued expenses	954	744
Notes payable - Line of Credit	218	3,416
Export credit refinancing facility	2,271	840
Current maturities of long-term debt - Financial Institutions	406	240
Current maturities of long-term debt - Related Parties	500 _____________	-- _____________
Total current liabilities	7,140	7,978
Long term debt, excluding current maturities - Financial Institutions	1,121	411
- Related Parties	--	1,231
Deferred tax liability	61 _____________	-- _____________
Total liabilities	8,322	9,620
Commitments and Contingencies
Shareholders' equity:
Convertible preferred stock $0.01 par value; authorized, 5,000 shares; 200 shares outstanding at June 30, 2004	2	--
Common stock $0.25 par value; authorized, 10,000 shares; 7,777 shares outstanding at June 30, 2004 and 7,133 at December 31, 2003	1,944	1,783
Additional paid-in capital	21,966	18,164
Accumulated Other Comprehensive Income	1,295	79
Accumulated deficit	(3,699)	(4,104)
Shareholder's equity	_____________ 21,508 _____________	_____________ 15,922 _____________
Total Liabilities and Shareholders' Equity	$29,830 ============	$25,542 ============

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Income Statement
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30, ____________________			Six Months Ended June 30, ___________________
	2004 _______		2003 _______	2004 _______		2003 _______

NET SALES	$6,386		$5,506	$12,390		$9,902
Cost of sales	4,748 _______		4,003 _______	9,233 _______		7,289 _______
GROSS MARGIN	1,638		1,503	3,157		2,613
General, administrative and selling expense	1,327 _______		1,091 _______	2,530 _______		2,021 _______
OPERATING INCOME	311		412	627		592
OTHER INCOME (EXPENSE):
Interest expense, net	(60)		(65)	(77)		(122)
Other, net	(29) _______		(1) _______	(33) _______		(2) _______
INCOME BEFORE INCOME TAX	222		346	517		468
Income tax expense	32 _______		17 _______	86 _______		33 _______
NET INCOME	$190		$329	$431		$435
Preferred Stock Dividends	(15) _______		-- _______	(26) _______		-- _______
Income Available to Common Shareholders	$175 ======		$329 ======	$405 ======		$435 ======
Income per common shareholder:
Basic	$0.02		$0.05	$0.05		$0.06
Diluted	$0.02		$0.05	$0.05		$0.06
Weighted average common shares and equivalents outstanding
Basic	7,777		7,086	7,688		6,986
Diluted	8,039	(1)	7,181	7,993	(2)	7,158
(1)	168,000 common shares related to the 200,000 convertible preferred shares outstanding were excluded in the computation of diluted earnings per share as the effect would be antidilutive
(2)	145,000 common shares related to the 200,000 convertible preferred shares outstanding were excluded in the computation of diluted earnings per share as the effect would be antidilutive

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30, ____________________		Six Months Ended June 30, ___________________
	2004 _______	2003 _______	2004 _______	2003 _______

NET INCOME	$190	$329	$431	$435

OTHER COMPREHENSIVE INCOME
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain arising during the period	10	16	25	45
Net (gain) reclassified to income	(4)	(29)	(83)	(98)
Currency translation adjustment	(42) _______	-- _______	1,273 _______	-- _______
Net change in other comprehensive income	(36) _______	(13) _______	1,215 _______	(53) _______
COMPREHENSIVE INCOME	$154 ======	$316 ======	$1,646 ======	$382 ======

See Notes to Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Six Months Ended June 30, _____________________
	2004 ________	2003 ________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$431	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	519	497
Amortization	58	49
Compensation - Stock Options	330	213
(Gain) loss on sale of assets	(3)	--
Deferred tax liability	61	--
Changes in working capital:
Receivables	1,069	(1,419)
Inventories	(2,913)	(641)
Other current assets	(510)	(125)
Accounts payable and accrued expenses	266 ________	905 ________
Net cash provided by operating activities	(692)	(86)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,174)	(1,247)
Proceeds from disposal of assets	3 ________	-- ________
Net cash used in investing activities	(1,171)	(1,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Proceeds from long-term bank debt	783	--
Payments on long-term bank debt	(662)	(85)
Proceeds from bank line of credit	1,025	4,330
Payments on bank line of credit	(3,850)	(1,480)
Payments on related party long-term debt	(731)	(5)
Foreign financing activities:
Proceeds from long-term bank debt	802	--
Payments on long-term bank debt	(70)	(210)
Proceeds from bank line of credit	--	1,306
Payments on bank line of credit	(356)	(1,231)
Proceeds from export credit refinancing facility	4,257	4,632
Payments on export credit refinancing facility	(2,826)	(5,904)
Other financing activities:
Proceeds from the issuance of preferred stock, common stock and exercise of common stock options	3,635	47
Preferred stock dividends paid	(11) ________	-- ________
Net cash provided by (used in) financing activities	1,996	1,400
Effect of exchange rate fluctuations on cash	27 ________	-- ________
Net increase in cash and cash equivalents	160	67
Cash and cash equivalents at beginning of year	381 ________	121 ________
Cash and cash equivalents at end of period	$541 =======	188 =======
Supplemental cash flow disclosures:
Interest paid	$64	$122
Taxes paid	45	35
Non-cash financing activities:
Conversion of long-term debt to common stock	$--	$360

See Notes to Consolidated Financial Statements

TOR MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Accounting Policies

Basis of Presentation and Use of Estimates

The interim financial statements of TOR Minerals International, Inc. (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations. All adjustments are of a normal and recurring nature other than an adjustment to reduce interest expense in the first quarter of 2004 by $33,000 for refunds of interest payments made in 2003 in excess of amounts owed by the Company on certain bank debt. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 2003 Annual Report on Form 10-KSB.

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

In the first quarter 2004, the Company changed TP&T's functional currency from U.S. dollar (USD) functional to Euro functional currency primarily as a result in a shift of a substantial majority of TP&T's sales contracts to Euro based contracts. In 2003, a substantial majority (approximately 64%) of TP&T's sales were USD denominated. Gains and losses resulting from translating the Balance Sheet from Euros to US dollars (including long-term Intercompany investments which are considered part of the net-investment in TP&T) are now recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet. As a result of this change in functional currency, non-monetary assets and liabilities that had previously been accounted for using historical exchange rates between the Euro and USD have been translated at current exchange rates. Had we not made this change, pretax income for the quarter would have increased approximately $15,000 and year to date approximately $40,000, respectively. As of June 30, 2004, the cumulative translation adjustment related to the change in functional currency totaled $1,273,000. Such adjustment had an effect on the following balance sheet items:

Property plant & equipment, net	$873,000
Goodwill	498,000
Other, net	(98,000) ________
Total	$1,273,000 =======

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

Income Tax

Due to the utilization of operating loss carry-forwards, the Company recorded only state income tax expense during the first six-months of 2003 totaling $33,000. During the first six-months of 2004, the Company recorded state income tax expense of $25,000 and Malaysian income tax expense of $61,000. Taxes are applied based on an estimated annualized effective rate, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

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

On December 12, 2003, the Company entered into a loan and security agreement with the Company's Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". Principal is due and payable on or before February 15, 2005. Accrued interest is paid monthly. The principal balance outstanding on June 30, 2004 was $500,000. The loan proceeds were used for working capital.

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

3.	Long Term Debt and Notes Payable to Banks

A summary of long-term debt follows:
(In Thousands)		June 30,		December 31,
		2004		2003
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0%, 6.25%. Paid in full on January 13, 2004		$--		$581
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.3%. Paid in full on February 26, 2004		--		35
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 3.9%. Paid in full on February 26, 2004		--		35
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate 10.0%. Paid in full on February 6, 2004		--		231
Other indebtedness, payable to Paulson Ranch/D&CH Trust/Douglas MacDonald Hartman Family Irrevocable Trust, related parties, with an effective interest rate of 8.0% at June 30, 2004, due February, 2005		500		1,000
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at June 30, 2004, due May 1, 2007.		702		--
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at June 30, 2004, due June 1, 2009. (676,000 Euro at June 30, 2004 exchange rate of 1.2196)		825		--
Total		_______ 2,027		_______ 1,882
Less current maturities		906		240
Total long-term debt	$	_______ 1,121 ======	$	_______ 1,642 ======

The majority of the Company's non-related party debt is either floating rate or has been recently negotiated and carrying value approximates fair value.

US Bank Credit Facility

The Company entered into a loan agreement (the "Agreement") with Bank of America, N.A. (the "Bank") on August 23, 2002, which amended and restated the loan agreement between the Bank and the Company dated May 1, 2002, as amended. The Agreement, which matured on August 31, 2003, increased the Company's Line from $1,500,000 to $3,000,000. On December 13, 2003, the Company and the Bank entered into the Third Amendment to the Agreement which extended the Line from August 31, 2004 to August 31, 2005. The amendment also authorized the Company to borrow up to $1,000,000 from its Directors. The Company entered into the Fourth Amendment to the Agreement with the Bank on January 13, 2004, which increased the Line to $5,000,000, subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000. The interest rate on the Line is the Bank's prime, 4.5% at June 30, 2004. The Company did not have any outstanding borrowings on the Line and $4,149,783 was available to the Company on June 30, 2004, based on eligible accounts receivable and inventory borrowing limitations.

The Company entered into the Fifth Amendment to the Agreement on February 2, 2004, which increased the term loan to $782,500. The loan proceeds were used to refinance the Company's term loan, with a balance of $580,833, that was due to mature on May 1, 2007, and pay the balance outstanding on the Company's loan with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch Ltd., a related party, that was due to mature on April 5, 2005. The interest rate for the loan is fixed until maturity at 5.2%. Monthly principal and interest payments commenced on March 1, 2004 and will continue through May 1, 2007. The monthly principal payment is $20,064. At June 30, 2004 the loan balance was $702,244.

The Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Worth Ratio - Required to be less than or equal to 2.0 to 1.0. For the quarter ending June 30, 2004, the Company's Debt to Worth Ratio was 0.3 to 1.0.

  Current Ratio - Required to be at least 1.1 to 1.0. For the quarter ending June 30, 2004, the Company's Current Ratio was 1.8 to 1.0.

  Fixed Charge Coverage Ratio - Required to be at least 1.25 to 1.0. For the quarter ending June 30, 2004, the Company's Fixed Charge Coverage Ratio was 4.98 to 1.0.

As noted above, for the quarter ending June 30, 2004, the Company was in compliance with all financial ratios contained in the amended Agreement dated February 2, 2004, and expects to be in compliance for a period of twelve-months beyond June 30, 2004. In addition to the covenants described above, the loan agreements covering both the revolving line of credit and the term loan include subjective acceleration clauses that allow the Bank to accelerate payment if in the judgment of the Bank, there are adverse changes in the Company's business. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,394,737. At June 30, 2004, TMM had utilized $2,271,506 of that facility under the ECR, with a weighted average interest rate of 3.5%. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days or less against customers' and inter-company purchase orders. The borrowings under the short-term credit facility are subject to a demand provision and include subjective acceleration clauses that allow the Bank to accelerate payment if in the judgment of the Bank, there are adverse changes in the Company's business which is customary in Malaysia regarding short-term banking facilities. The credit facility with HSBC Bank also prohibits loans to related parties and prohibits TMM from paying dividends without prior consent of the bank. In the event dividends are declared, the payment would be subject to a 28% Malaysian income tax. The facility is subject to annual review and renewal.

At December 31, 2003, TMM had two term loans with HSBC Bank Labuan and RHB Bank Labuan with an outstanding principal balance on each of the two term loans of $34,998 for total outstanding borrowings of $69,996. The loans were secured by TMM's inventory, accounts receivable, and property, plant and equipment. These loans were fully paid on February 26, 2004.

Netherlands Bank Credit Facility

On April 2, 2004, the Company's subsidiary, TP&T, entered into a new loan agreement with Rabobank in the Netherlands. The agreement increased TP&T's line of credit from Euro 504,235 to Euro 650,000 ($792,740 at June 30, 2004). The credit facility is secured by TP&T's inventory and accounts receivable. The Company has guaranteed this credit facility. At June 30, 2004, TP&T had utilized Euro 179,123 ($218,459 at June 30, 2004) of their short-term credit facility with an interest rate of Bank prime plus 2% (6.0% at June 30, 2004).

In addition to increasing TP&T's line of credit, the new loan agreement with Rabobank funded a term loan in the amount of Euro 676,000 ($824,450 at June 30, 2004). The proceeds of the term loan were used to reduce the credit facility and reduce inter-company payables to Corpus Christi. The term loan, which is secured by TP&T's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%. The Company has guaranteed this term loan. Monthly principal and interest payments will commence on July 1, 2004, and will continue through June 1, 2009. The monthly principal payment is Euro 11,266 ($13,740 at June 30, 2004).

TP&T's loan agreement covering both the credit facility the term loan include subjective acceleration clauses that allow the Rabobank to accelerate payment if in the judgment of the bank, there are adverse changes in the Company's business.

Interest Expense:

Year to date 2004 Interest expense includes a correction of a bank over-charge of interest and principal totaling approximately $33,000 relating to fiscal year 2003. While the correction is not expected to materially affect fiscal year 2004 earnings, the correction increased net income by approximately $33,000 or 7.6% for the six-month period ending June 30, 2004 which did not have an impact on basic or diluted earnings per share for this six-month period.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2004 and expects to maintain compliance with all financial covenants for a period of twelve-months beyond June 30, 2004.

TOR's financial position may be "adversely affected" if TOR fails to comply with the restrictions and covenants in the terms of TOR's loan agreements. The terms of the various loan documents include subjective acceleration provisions available to the lending institution as a remedy, if based on the judgment of the bank, TOR fails to comply with covenants or if there are adverse changes in TOR's business. If demand is made by the lending institutions, TOR may require additional debt or equity financing to meet its working capital and operational requirements or, if required, to refinance maturing or demanded indebtedness. If additional funds are raised through the issuance of equity securities or through alternative debt financing that provides for the issuance of equity securities, TOR's stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funds will be available when needed, or that if available, such financing will include favorable terms.
4.	Private Placement of Common Stock and Series A Convertible Preferred Stock

In January 2004, the Company raised approximately $2,500,000 through the placement of 526,316 shares of common stock at a price of $4.75 per share to existing shareholders and new institutional holders. The Company also raised $1,000,000 through the placement of 200,000 shares of convertible preferred stock at $5.00 per share. The convertible preferred stock has a 6.0% coupon rate, and each preferred share is convertible into 0.84 shares of common stock and is redeemable at the option of the Company after two years. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions were privately negotiated without any general solicitation or advertising. The purchasers are "sophisticated investors" within the meaning of the Securities Act of 1933 and have access to all information concerning the Company needed to make an informed decision regarding the transaction. At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the common shares on April 15, 2004 and an amended registration on June 15, 2004; however, the registration statement is not yet effective. The Company used $3,200,000 of the proceeds to pay amounts owed under the Company's domestic line of credit and related party loans from David Hartman and Douglas Hartman. The balance of the proceeds was used for working capital purposes.
5.	Series A Convertible Preferred Stock Dividend

On June 5, 2004, the Company declared a dividend, in the amount of $15,000, for the quarterly period ended June 30, 2004, payable on July 1, 2004, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on June 5, 2004.
6.	Foreign Currency Risk

The Company has direct operations in The Netherlands and Malaysia. The Company's foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations.

7.	Commitments and Contingencies

On July 20, 2004, the Company announced that TP&T has committed to the purchase of a 10,000 square foot warehouse with a loading dock located adjacent to TP&T's existing production facility for Euro 470,000. TP&T has made a commitment to purchase this property in January 2005.

On July 7, 2004, TP&T entered into a mortgage loan commitment with Rabobank in the Netherlands. Rabobank has made a commitment to loan TP&T Euro 470,000 for the purchase of the 10,000 square foot warehouse with loading dock which is scheduled to close in January 2005. The loan will be repaid over 25 years and the interest rate will be based on Rabobank's prime rate plus 1.75% at the time of funding.

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

Definite-lived Intangible Assets

The Company adopted the provisions of SFAS 141 effective January 1, 2002. In connection with the Company's purchase of assets from the Royal Begemann Group, the Company recorded intangible assets related to a non-compete agreement in the amount of $300,000. This intangible asset was fully amortized as of May, 2004.

Goodwill

The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under the provisions of SFAS, the value of the Company's goodwill (with a carrying value of Euro 1,460,300 or $1,781,000 based on exchange rate at June 30, 2004) is no longer subject to amortization but will be reviewed at least annually for impairment or more frequently if impairment indicators exist. The Company completed the annual impairment test in October 2002 and in October 2003 and concluded that there was no impairment of recorded goodwill, as the fair value of the reporting units exceeded the carrying amount as of the respective dates. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings.

9.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(in thousands, except per share amounts)	Three Months Ended June 30, _________________________		Six Months Ended June 30, _________________________
	2004	2003	2004	2003

Numerator:
Net Income	$ 190	$ 329	$ 431	$ 435
Preferred Stock Dividends	(15) ____	-- ____	(26) ____	-- ____
Numerator for basic earnings per share - income available to common stockholders	175 ____	329 ____	405 ____	435 ____
Effect of dilutive securities:	-- ____	-- ____	-- ____	-- ____
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$ 175	$ 329	$ 405	$ 435

Denominator:
Denominator for basic earnings per share - weighted-average shares	7,777	7,086	7,688	6,986
Effect of dilutive securities: Employee stock options Convertible debentures	262 -- ____	95 -- ____	305 -- ____	72 100 ____
Dilutive potential common shares	262 ____	95 ____	305 ____	172 ____
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	8,039 ====	7,181 ====	7,993 ====	7,158 ====
Basic earnings per common share:
Net Income	$ 0.02 ====	$ 0.05 ====	$ 0.05 ====	$ 0.06 ====
Diluted earnings per common share:
Net Income	$ 0.02 ====	$ 0.05 ====	$ 0.05 ====	$ 0.06 ====

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares for the quarter ending June 30, 2004, and 145,000 for the six-month period ending June 30, 2004. The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. Also excluded from the diluted earnings per share were 105,000 options for the quarter ending June 30, 2004 and 17,500 for the quarter ending June 30, 2003. For the six-month periods ending June 30, 2004 and 2003, options excluded from the diluted earnings per share were 102,000 and 507,700 respectively. The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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
(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Eliminations and Adjustments	Consolidated
Three-months ended:
June 30, 2004
Sales Revenue:
Customer sales	$5,108	$433	$845	$--	$6,386
Intercompany sales	-- ______	1,118 ______	2,611 ______	(3,729) ______	-- ______
Total Sales Revenue	$5,108 =====	$1,551 =====	$3,456 =====	$(3,729) =====	$6,386 =====
Segment profit (loss)	$(300) =====	$104 =====	$604 =====	$(218) =====	$190 =====
June 30, 2003
Sales Revenue:
Customer sales	$3,880	$453	$1,173	$--	$5,506
Intercompany sales	-- ______	494 ______	2,207 ______	(2,701) ______	-- ______
Total Sales Revenue	$3,880 =====	$947 =====	$3,380 =====	$(2,701) =====	$5,506 =====
Segment profit (loss)	$(229) =====	$10 =====	$983 =====	$(435) =====	$329 =====
Six-months ended:
June 30, 2004
Sales Revenue:
Customer sales	$9,655	$893	$1,842	$--	$12,390
Intercompany sales	-- ______	1,846 ______	2,766 ______	(4,612) ______	-- ______
Total Sales Revenue	$9,655 =====	$2,739 =====	$4,608 =====	$(4,612) =====	$12,390 =====
Segment profit (loss)	$(665) =====	$139 =====	$773 =====	$184 =====	$431 =====
Segment assets	$23,275 =====	$6,491 =====	$17,674 =====	$(17,610) =====	$29,830 =====
June 30, 2003
Sales Revenue:
Customer sales	$7,389	$760	$1,753	$--	$9,902
Intercompany sales	-- _______	997 ______	2,344 ______	(3,341) ______	-- ______
Total Sales Revenue	$7,389 ======	$1,757 =====	$4,097 =====	$(3,341) =====	$9,902 =====
Segment profit (loss)	$(177) ======	$(46) =====	$867 =====	$(209) =====	$435 =====
Segment assets	$22,286 ======	$4,679 =====	$15,635 =====	$(18,203) =====	$24,397 =====

Product sales of inventory from TMM and TP&T to Corpus Christi are based on inter-company pricing, which includes an inter-company profit margin. In the geographic segment information, the location profit (loss) from all locations is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments. Such presentation is consistent with the internal reporting reviewed by TOR's chief operating decision maker. The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period. To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.
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

On September 16, 2003, the Company entered into a new natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas. The contract was settled based on natural gas market prices from January 1, 2004 through April 30, 2004. The Company paid fixed prices averaging $5.26 per MM Btu on notional quantities amounting to 80,000 MM Btu's. The fair value of the hedge decreased $73,000 from December 31, 2003 to June 30, 2004 due to the settlement of the hedge. The recognition of this gain had no effect on the Company's cash flow.

Foreign Currency Forward Contracts

To protect its exposure to foreign exchange risks, TMM enters into foreign currency forward contracts. Gains and losses on foreign exchange contracts designated as hedges of identified exposure are offset against the foreign exchange gains and losses on the hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recognized until the transaction occurs. On June 30, 2004, TMM marked the contracts to market, recording a gain of $10,000 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at June 30, 2004. The recognition of this gain had no effect on the Company's cash flow.
12.	Stock Options and Equity Compensation Plan

On January 1, 2003, the Company adopted FASB Statement 148, Accounting for Stock Based Compensation - Transition and Disclosure. Upon adoption of Statement 148, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of Statement 123. The Company utilized the "Modified Prospective Method" of transition as provided for in FASB Statement 148. Under the Modified Prospective Method, the Company recorded compensation expense for the quarters ending June 30, 2004 and 2003 of approximately $197,000 and $204,000, respectively, resulting in a reduction in diluted earnings per share of $0.02 and $0.03, respectively. For the six-month periods ending June 30, 2004 and 2003, the Company recorded compensations expense related to stock options of $330,000 and $213,000, respectively, reducing diluted earnings per share by $0.04 and $0.03, respectively.

The following table provides information as of June 30, 2004, about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans (including individual arrangements):

Plan Category ______________________________	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) ____________________	Weighted-average exercise price of outstanding options, warrants and rights (b) _________________	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) ____________________________
Equity compensation plans approved by security holders	864,450	$ 2.748	260,300
Equity compensation plans not approved by security holders	-- _____________		-- _____________
Total	864,450 =========	$ 2.748	260,300 =========

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The ability to issue new options under the Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding. For the six-month period ending June 30, 2004, a total of 8,800 options were exercised and the Plan had 162,050 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International (the "2000 Plan"). The 2000 Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the 2000 Plan was 750,000. In the Annual Shareholders' meeting on May 14, 2004, the maximum number of shares of the Company's common stock that may be sold or issued under the 2000 Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events. For the six-month period ending June 30, 2004, a total of 83,800 options were exercised.

In 1999, an additional 75,000 options were issued outside the Plan at an exercise price of $2.125. Of the options issued outside the Plan, 25,000 were exercised in January 2004.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

Exercise prices on options outstanding at June 30, 2004, ranged from $0.92 to $5.41 per share. The weighted-average remaining contractual life of those options is 7.58 years. The number of options exercisable at June 30, 2004 and 2003 was 325,450 and 426,800, respectively.
13.	Subsequent Events

On July 20, 2004, the Company announced the planned expansion of TP&T. The expansion consists of the following three phases:

  Purchase property adjacent to current plant site consisting of land and a small building which will be renovated for use as an office at a cost of approximately Euro 325,000.

  Purchase a 10,000 square foot warehouse with a loading dock located adjacent to the property purchased in phase 1. TP&T has made a commitment to purchase this property in January 2005 at a cost of approximately Euro 470,000.

  Increase TP&T's existing production facility by 10,000 square foot with the construction of a building connected to the existing facility. Phase 3 is estimated to cost approximately Euro 650,000.

Phase 1 and 2 will be financed 100% by Rabobank in the Netherlands as outlined below. Phase 3 will be financed in part by Rabobank and in part from internally generated cash.

On July 7, 2004, TP&T entered into a mortgage loan with Rabobank in the Netherlands. The mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years. TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and office building, as well as remodel this building. The balance of the loan proceeds, Euro 160,000, will be used for expansion of TP&T's existing building. These funds have been placed in a restricted account for the building expansion and will remain in the restricted account until the Company has invested Euro 470,000 in the expansion of TP&T's current plant facility.

Rabobank has also made a commitment to loan TP&T an additional Euro 470,000 for the purchase of the 10,000 square foot warehouse with loading dock which is scheduled to close in January 2005. The loan will be repaid over 25 years and the interest rate will be based on Rabobank's prime rate plus 1.75% at the time of funding.

In addition, the loan agreement with Rabobank temporarily increased TP&T's line of credit from Euro 650,000 to Euro 760,000 for the purpose of funding the VAT tax on the land and building purchases and expansion which is refundable. The increase in TP&T's line of credit will be in effect until March 31, 2005.

On August 6, 2004, the Company announced that it had broken ground on an expansion at its Corpus Christi plant to increase the capacity of Hitox® titanium dioxide pigment approximately 10,000 tons and reduce energy costs. The project will result in the purchase of approximately $1,500,000 in equipment and plant modifications. The Company entered into an operating lease on equipment for up to $1,200,000 on August 13, 2004. Monthly expense under this operating lease will be approximately $15,400 per month through July 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

Consolidated net sales for the second quarter 2004 were $6,386,000, an increase of $880,000 or 16% over the second quarter period 2003. Net sales at the Corpus Christi location increased approximately $1,227,000 or 32% primarily due to increased sales of its Aluprem products of approximately $919,000 (approximately $831,000 in volume, $33,000 due to price and $55,000 of increase due to the Euro strengthening as compared to the US dollar). The volume increase in Aluprem is primarily due to increased demand from one customer of approximately $667,000. Sales of the Corpus Christi operation's other products (Hitox, Bartex and Haltex) increased $308,000 (approximately $169,000 due to price and $139,000 due to volume increases) related primarily to the strengthening of the US economy. TMM's net sales to third parties decreased approximately $327,000 or 28% primarily related to a decrease in sales volume of Hitox and other products of approximately $375,000 offset by price increases in Hitox of approximately $50,000. The volume decrease is primarily due to the timing of TMM's third party sales and a one time sale of $192,000 for a specialty product in 2003. TP&T's sales to third parties of Aluprem decreased approximately $20,000 (volume decreased approximately $49,000 offset by increases due to the Euro strengthening as compared to the US dollar of approximately $29,000). Third party volume decreases are due primarily to the plant being utilized for inter-company Aluprem shipments to Corpus Christi to support US demand.

Sales by product for the second quarter 2004 as compared to the same period 2003 are presented below (in thousands).

Product	2nd Qtr 2004 Sales		2nd Qtr 2003 Sales		$ Increase	% Increase
Hitox	$ 3,121	48.9%	$ 3,231	58.7%	$ (110)	(3.4%)
Aluprem	1,965	30.8%	1,066	19.4%	899	84.3%
Bartex	833	13.0%	659	12.0%	174	26.4%
Haltex	361	5.6%	229	4.1%	132	57.6%
Synthetic Rutile	9	0.0%	--		9
Other	97	1.7%	321	5.8%	(224)	(69.8%)
Total Sales	_____ $ 6,386 =====	_____ 100.0% =====	_____ $ 5,506 =====	_____ 100.0% =====	_____ $ 880 =====	____ 16.0% ====

Year to date 2004 consolidated net sales were $12,390,000, an increase of $2,488,000 or 25% over the same six-month period 2003. Net sales at the Corpus Christi location increased approximately $2,265,000 or 31% primarily due to increased sales of its Aluprem products of approximately $1,691,000 (approximately $1,482,000 in volume, $38,000 due to price and $171,000 of increase due to the Euro strengthening as compared to the US dollar). The volume increase in Aluprem is primarily due to increased demand from one customer of approximately $1,245,000. Sales of the Corpus Christi operation's other products (Hitox, Bartex and Haltex) increased $574,000 (approximately $331,000 due to price and $243,000 due to volume increases). Price and volume increases are primarily due to continued strengthening of the US economy. TMM's net sales to third parties increased approximately $89,000 or 5%. The increase is primarily volume related due to sales of Synthetic Rutile to outside parties of approximately $360,000 and Hitox price increases of approximately $90,000 offset by a decrease in sales volume of Hitox of $150,000 and other products of $215,000. The decrease in other products is primarily due to a one time sale of specialty product in 2003. TP&T's Aluprem sales to third parties increased approximately $134,000 primarily due to the effects of the Euro strengthening against the US dollar of $90,000 and prices increases.

Year to date sales by product for the first six-months 2004 as compared to the same period 2003 are presented below (in thousands).

Product	YTD 2004 Sales		YTD 2003 Sales		$ Increase	% Increase
Hitox	$ 6,041	48.8%	$ 6,005	60.6%	$ 36	0.6%
Aluprem	3,540	28.6%	1,715	17.3%	1,825	106.4%
Bartex	1,522	12.3%	1,238	12.5%	284	22.9%
Haltex	648	5.2%	465	4.7%	183	39.4%
Synthetic Rutile	359	2.9%	--	--	359
Other	280	2.2%	479	4.9%	(199)	(41.5%)
Total Sales	______ $ 12,390 ======	____ 100.0% ====	_____ $ 9,902 =====	____ 100.0% ====	_____ $ 2,488 =====	_____ 25.1% =====

Gross Margin:

Gross margin increased $135,000 or 9% for the three-month period ending June 30, 2004 compared to the same period 2003. The increase is primarily due to approximately $390,000 of volume increases of which $275,000 related to higher margin Aluprem products, price increases of approximately $250,000 and lower indirect cost at Corpus Christi of approximately $50,000 primarily due to lower depreciation. The net effect on the margin resulting from the Euro strengthening against the US dollar is approximately $20,000. Offsetting these margin increases are the effect of higher freight prices (primarily freight-out on Aluprem products) of approximately $325,000, increase prices on certain raw materials of approximately $100,000 and the continued effect of higher repairs and maintenance and natural gas pricing running through cost of sales at the Corpus Christi location of approximately $80,000 and $70,000, respectively.

Year to date gross margin increased approximately $544,000 or 21% for the period ending June 30, 2004 compared to the same period 2003. The increase is primarily due to the margin effect of increases in volume of approximately $790,000 of which $640,000 is related to higher margin Aluprem products, prices increases of $475,000 and the effect of TMM having unabsorbed costs in the first quarter 2003 related to plant shutdown of approximately $215,000. The net effect on the margin resulting from the Euro strengthening against the US dollar is approximately $60,000. Offsetting these margin increases are an increase in freight prices, primarily freight-out on Aluprem products, of approximately $350,000, the continued effect of higher repairs and maintenance and natural gas prices running through cost of sales at the Corpus Christi plant of approximately $345,000 and $110,000, respectively, an increase in certain raw material prices of approximately $125,000 and an increase in indirect costs at TP&T, primarily due to new hires, wages and benefits, of approximately $70,000.

The Company is continuing to experience increases in freight costs. While freight costs for the quarter and year to date increased primarily due to freight-out charges on Aluprem sales, which are expected to continue, increases in recent freight costs related to transporting Synthetic Rutile (the raw material for Hitox) from TMM to Corpus Christi are expected to negatively impact the Company's gross margin in the third and fourth quarters.

General, Administrative and Selling Expenses:

Total general, administrative and selling expenses ("SG&A") increased from $1,091,000 during the second quarter of 2003 to $1,327,000 for the same period 2004, an increase of $236,000 or 22%. Primary factors contributing to the increase in SG&A include: (1) salaries and benefits related to an increase in staff and annual increases of approximately $92,000; (2) audit and legal fees of approximately $50,000; (3) investor relations of approximately $42,000; (4) and various other SG&A expenses of approximately $52,000.

Year to date, total SG&A expenses increased from $2,021,000 for the six-month period ending June 30, 2003 to $2,530,000 for the same period 2004, an increase of $509,000 or 25%. Primary factors contributing to the increase in SG&A include: (1) salaries and benefits related to an increase in staff and annual increases of approximately $188,000; (2) option compensation expense of approximately $117,000; (3) audit and legal fees of approximately $112,000; (4) investor relations of approximately $46,000; (5) and various other SG&A expenses of approximately $46,000.

Interest Expense:

Year to date 2004 Interest expense includes a correction of a bank over-charge of interest and principal totaling approximately $33,000 relating to fiscal year 2003. While the correction is not expected to materially affect fiscal year 2004 earnings, the correction increased net income by approximately $33,000 or 7.6% for the six-month period ending June 30, 2004 which did not have an impact on basic or diluted earnings per share for this six-month period.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards, the Company recorded only state income tax expense during the first six-months of 2003 totaling $33,000. During the first six-months of 2004, the Company recorded state income tax expense of $25,000 and Malaysian income tax expense of $61,000 as TMM's deferred tax assets do not fully offset TMM's deferred tax liability. Taxes are applied based on an estimated annualized effective rate, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents:

Cash and cash equivalents increased approximately $160,000 from December 31, 2003 to June 30, 2004. Cash used in operating activities totaled $692,000 and $1,171,000 was used in investing activities. Financing activities provided $1,996,000. The effect of exchange rate fluctuations increased cash $27,000.

Operating Activities

Cash used by operating activities totaled $692,000 from December 31, 2003 to June 30, 2004. Major changes in operating activities include the following:

  Net income for the period increased $431,000.

  Non-cash items totaled $965,000 consisting of depreciation and amortization of $577,000; stock option expense of $330,000; and a deferred tax liability of $61,000 which was offset by a net gain on disposal of assets of $3,000.

  Accounts receivable provided $1,069,000 primarily due to TMM's collection of a synthetic rutile receivable outstanding at year end 2003 of approximately $1,750,000 offset by higher consolidated sales in the latter part of the second quarter 2004.

  Inventories increased $2,913,000 primarily due to a build-up of synthetic rutile ("SR") at TMM of approximately $1,727,000 for a third party customer shipment scheduled in the third quarter and other inventories of approximately $70,000. Raw material inventory (primarily SR purchased from TMM late in the second quarter) increased approximately $2,098,000 at Corpus Christi which was offset by a reduction in finished goods inventory of approximately $961,000 (primarily Hitox). Synthetic rutile is the raw material for Hitox and delays in shipping the SR from TMM to Corpus Christi did not allow the US plant to replenish Hitox stock that was sold. Finished goods inventory at TP&T decreased approximately $21,000.

  Other current assets increased $510,000 primarily due to $355,000 of equipment deposits at Corpus Christi which are to be refunded upon conversion to an operating lease and prepayment of annual expenses, including insurance, of approximately $155,000 at all locations.

  Accounts payable and accrued expenses increased $266,000 primarily due to the timing of raw material purchases at Corpus Christi of approximately $87,000, an increase in accrued salaries/benefits in Corpus Christi of approximately $76,000 and at TMM of approximately $103,000.

  Investing Activities

Cash used in investing activities increased $1,171,000 from December 31, 2003 to June 30, 2004. Net investments for each of the Company's three locations are as follows:

  US Operation: The Company invested approximately $665,000 primarily related to facility upgrades and manufacturing equipment.

  Netherlands Operation: The Company invested approximately $354,000 in equipment at TP&T to expand the ALUPREM production capacity.

  Malaysian Operation: The Company invested approximately $152,000 in equipment at TMM primarily related to the production of Synthetic Rutile.

Financing Activities

Cash provided by financing activities totaled $1,996,000 for the six-month period ending June 30, 2004. Factors relating to financing activities include the following:

  Domestic financing activities: The Company's borrowings on the domestic line of credit decreased $2,825,000; borrowings from related parties decreased $731,000; and long-term bank debt increased $121,000.

  Foreign financing activities: The Company's borrowings on the foreign lines of credit decreased $356,000; borrowings on the ECR, which is a Malaysian government supported financing agreement specifically for exporters, increased $1,431,000; and long-term foreign bank debt decreased $732,000.

  Other financing activities: The Company received $3,635,000 in proceeds from the issuance of convertible preferred stock, common stock, and the exercise of stock options. These funds were used to reduce the Company's lines of credit and related party debt. The Company paid dividends on preferred stock of $11,000.

US Bank Credit Facility

The Company entered into a loan agreement (the "Agreement") with Bank of America, N.A. (the "Bank") on August 23, 2002, which amended and restated the loan agreement between the Bank and the Company dated May 1, 2002, as amended. The Agreement, which matured on August 31, 2003, increased the Company's Line from $1,500,000 to $3,000,000. On December 13, 2003, the Company and the Bank entered into the Third Amendment to the Agreement which extended the Line from August 31, 2004 to August 31, 2005. The amendment also authorized the Company to borrow up to $1,000,000 from its Directors. The Company entered into the Fourth Amendment to the Agreement with the Bank on January 13, 2004, which increased the Line to $5,000,000, subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000. The interest rate on the Line is the Bank's prime, 4.5% at June 30, 2004. The Company did not have any outstanding borrowings on the Line and $4,149,783 was available to the Company on June 30, 2004, based on eligible accounts receivable and inventory borrowing limitations.

The Company entered into the Fifth Amendment to the Agreement on February 2, 2004, which increased the term loan to $782,500. The loan proceeds were used to refinance the Company's term loan, with a balance of $580,833, that was due to mature on May 1, 2007, and pay the balance outstanding on the Company's loan with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch Ltd., a related party, that was due to mature on April 5, 2005. The interest rate for the loan is fixed until maturity at 5.2%. Monthly principal and interest payments commenced on March 1, 2004 and will continue through May 1, 2007. The monthly principal payment is $20,064. At June 30, 2004 the loan balance was $702,244.

The Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Worth Ratio - Required to be less than or equal to 2.0 to 1.0. For the quarter ending June 30, 2004, the Company's Debt to Worth Ratio was 0.3 to 1.0.

  Current Ratio - Required to be at least 1.1 to 1.0. For the quarter ending June 30, 2004, the Companys Current Ratio was 1.8 to 1.0.

  Fixed Charge Coverage Ratio - Required to be at least 1.25 to 1.0. For the quarter ending June 30, 2004, the Company's Fixed Charge Coverage Ratio was 4.98 to 1.0.

As noted above, for the quarter ending June 30, 2004, the Company was in compliance with all financial ratios contained in the amended Agreement dated February 2, 2004, and expects to be in compliance for a period of twelve-months beyond June 30, 2004. In addition to the covenants described above, the loan agreements covering both the revolving line of credit and the term loan include subjective acceleration clauses that allow the Bank to accelerate payment if in the judgment of the Bank, there are adverse changes in the Company's business. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

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

On December 12, 2003, the Company entered into a loan and security agreement with the Company's Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". Principal is due and payable on or before February 15, 2005. Accrued interest is paid monthly. The principal balance outstanding on June 30, 2004 was $500,000. The loan proceeds were used for working capital.

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

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,394,737. At June 30, 2004, TMM had utilized $2,271,506 of that facility under the ECR, with a weighted average interest rate of 3.5%. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days or less against customers' and inter-company purchase orders. The borrowings under the short-term credit facility are subject to a demand provision and include subjective acceleration clauses that allow the Bank to accelerate payment if in the judgment of the Bank, there are adverse changes in the Company's business which is customary in Malaysia regarding short-term banking facilities. The credit facility with HSBC Bank also prohibits loans to related parties and prohibits TMM from paying dividends without prior consent of the bank. In the event dividends are declared, the payment would be subject to a 28% Malaysian income tax. The facility is subject to annual review and renewal.

At December 31, 2003, TMM had two term loans with HSBC Bank Labuan and RHB Bank Labuan with an outstanding principal balance on each of the two term loans of $34,998 for total outstanding borrowings of $69,996. The loans were secured by TMM's inventory, accounts receivable, and property, plant and equipment. These loans were fully paid on February 26, 2004.

Netherlands Bank Credit Facility

On April 2, 2004, the Company's subsidiary, TP&T, entered into a new loan agreement with Rabobank in the Netherlands. The agreement increased TP&T's line of credit from Euro 504,235 to Euro 650,000 ($792,740 at June 30, 2004). The credit facility is secured by TP&T's inventory and accounts receivable. The Company has guaranteed this credit facility. At June 30, 2004, TP&T had utilized Euro 179,123 ($218,459 at June 30, 2004) of their short-term credit facility with an interest rate of Bank prime plus 2% (6.0% at June 30, 2004).

In addition to increasing TP&T's line of credit, the new loan agreement with Rabobank funded a term loan in the amount of Euro 676,000 ($824,450 at June 30, 2004). The proceeds of the term loan were used to reduce the credit facility and reduce inter-company payables to Corpus Christi. The term loan, which is secured by TP&T's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%. The Company has guaranteed this term loan. Monthly principal and interest payments will commence on July 1, 2004, and will continue through June 1, 2009. The monthly principal payment is Euro 11,266 ($13,740 at June 30, 2004).

TP&T's loan agreement covering both the credit facility and the term loan include subjective acceleration clauses that allow the Rabobank to accelerate payment if in the judgment of the bank, there are adverse changes in the Company's business.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2004 and expects to maintain compliance with all financial covenants for a period of twelve-months beyond June 30, 2004.

TOR's financial position may be "adversely affected" if TOR fails to comply with the restrictions and covenants in the terms of TOR's loan agreements. The terms of the various loan documents include subjective acceleration provisions available to the lending institution as a remedy, if based on the judgment of the bank, TOR fails to comply with covenants or if there are adverse changes in TOR's business. If demand is made by the lending institutions, TOR may require additional debt or equity financing to meet its working capital and operational requirements or, if required, to refinance maturing or demanded indebtedness. If additional funds are raised through the issuance of equity securities or through alternative debt financing that provides for the issuance of equity securities, TOR's stockholders may experience significant dilution. Furthermore, there can be no assurance that any additional funds will be available when needed, or that if available, such financing will include favorable terms.

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2004, there were no material changes outside the normal course of business to the quantitative and qualitative disclosures about off-balance sheet arrangements previously reported in the Annual Report on Form 10-KSB for the year ended December 31, 2003. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements" in the Form 10-KSB for a detailed discussion.

Other Financial Information:

Private Placement of Common Stock and Series A Convertible Preferred Stock

In January 2004, the Company raised approximately $2,500,000 through the placement of 526,316 shares of common stock at a price of $4.75 per share to existing shareholders and new institutional holders. The Company also raised $1,000,000 through the placement of 200,000 shares of convertible preferred stock at $5.00 per share. The convertible preferred stock has a 6.0% coupon rate, and each preferred share is convertible into 0.84 shares of common stock and is redeemable at the option of the Company after two years. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions were privately negotiated without any general solicitation or advertising. The purchasers are "sophisticated investors" within the meaning of the Securities Act of 1933 and have access to all information concerning the Company needed to make an informed decision regarding the transaction. At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the common shares on April 15, 2004 and an amended registration on June 15, 2004; however, the registration statement is not yet effective. The Company used $3,200,000 of the proceeds to pay amounts owed under the Company's domestic line of credit and related party loans from David Hartman and Douglas Hartman. The balance of the proceeds was used for working capital purposes.

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

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

TOR's Annual Meeting of Shareholders was held on May 14, 2004, at the Omni Marina Hotel, Corpus Christi, Texas. The following matters were submitted for vote of the security holders:

Election of Directors	For	Withheld
Richard L. Bowers	6,744,917	139,570
David A. Hartman	6,881,865	2,122
Thomas W. Pauken	6,881,865	2,122
W. Craig Epperson	6,881,865	2,122
Douglas M. Hartman	6,881,865	2,122
Bernard A. Paulson	6,871,865	12,122
John J. Buckley	6,881,465	2,522
Si Boon Lim	6,881,465	2,522
Chin-Yong Tan	6,881,865	2,122

	For	Against	Abstain	Broker Non-Vote
Increase in the number of authorized shares	6,840,950	37,937	4,600	0
Amendment to 2000 Incentive Plan	4,533,783	54,972	7,600	2,288,132
Ratification of Auditors	7,760,495	114,070	9,922	0

Item 5.	Other Information

Subsequent Events

On July 20, 2004, the Company announced the planned expansion of TP&T. The expansion consists of the following three phases:

  Purchase property adjacent to current plant site consisting of land and a small building which will be renovated for use as an office at a cost of approximately Euro 325,000.

  Purchase a 10,000 square foot warehouse with a loading dock located adjacent to the property purchased in phase 1. TP&T has made a commitment to purchase this property in January 2005 at a cost of approximately Euro 470,000.

  Increase TP&T's existing production facility by 10,000 square foot with the construction of a building connected to the existing facility. Phase 3 is estimated to cost approximately Euro 650,000.

Phase 1 and 2 will be financed 100% by Rabobank in the Netherlands as outlined below. Phase 3 will be financed in part by Rabobank and in part from internally generated cash.

On July 7, 2004, TP&T entered into a mortgage loan with Rabobank in the Netherlands. The mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years. TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and office building, as well as remodel this building. The balance of the loan proceeds, Euro 160,000, will be used for expansion of TP&T's existing building. These funds have been placed in a restricted account for the building expansion and will remain in the restricted account until the Company has invested Euro 470,000 in the expansion of TP&T's current plant facility.

Rabobank has also made a commitment to loan TP&T an additional Euro 470,000 for the purchase of the 10,000 square foot warehouse with loading dock which is scheduled to close in January 2005. The loan will be repaid over 25 years and the interest rate will be based on Rabobank's prime rate plus 1.75% at the time of funding.

In addition, the loan agreement with Rabobank temporarily increased TP&T's line of credit from Euro 650,000 to Euro 760,000 for the purpose of funding the VAT tax on the land and building purchases and expansion. The increase in TP&T's line of credit will be in effect until March 31, 2005.

On August 6, 2004, the Company announced that it had broken ground on an expansion at its Corpus Christi plant to increase the capacity of Hitox® titanium dioxide pigment approximately 10,000 tons and reduce energy costs. The project will result in the purchase of approximately $1,500,000 in equipment and plant modifications. The Company entered into an operating lease on equipment for up to $1,200,000 on August 13, 2004. Monthly expense under this operating lease will be approximately $15,400 per month through July 2011.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K	Item 5 & Item 7 - Press Release - May 3, 2004 TOR Announces First Quarter 2004 Earnings

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 16, 2004	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	August 16, 2004	LAWRENCE W. HAAS Lawrence W. Haas Treasurer and CFO