Form 10QSB
period 2004-09-30
TOR MINERALS INTERNATIONAL INC
filed 2004-11-12
CIK 842295

United States

Securities and Exchange Commission

Washington, D. C. 20549

____________________________

FORM 10-QSB

____________________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(361) 883-5591

(Issuer's telephone number, including area code)

____________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]	No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Shares Outstanding as of October 15, 2004
Common Stock, $0.25 par value	7,781,353

Transitional Small Business Disclosure Format (check one):
Yes [__]	No [ X ]

	Table of Contents
	Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets -- September 30, 2004 and December 31, 2003	3
	Condensed Consolidated Income Statements -- Three-months and nine-months ended September 30, 2004 and 2003	4
	Condensed Consolidated Statements of Comprehensive Income -- Three-months and nine-months ended September 30, 2004 and 2003	5
	Condensed Consolidated Statements of Cash Flows -- Nine-months ended September 30, 2004 and 2003	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Controls and Procedures	24

	Part II - Other Information
Item 6.	Exhibits	25
Signatures		25

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
(in thousands)
	September 30,	December 31,
	2004	2003
	(Unaudited) _____________	_____________
ASSETS
Current assets:
Cash and cash equivalents	$759	$381
Trade accounts receivable, net	6,383	5,072
Inventories	6,752	4,895
Other current assets	586 _____________	399 _____________
Total current assets	14,480	10,747

Property, plant, and equipment	31,144	27,639
Accumulated depreciation	(15,067) _____________	(14,169) _____________
Property, plant, and equipment, net	16,077	13,470
Goodwill	1,815	1,283
Other assets	199 _____________	42 _____________
Total Assets	$32,571 ============	$25,542 ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$2,627	$2,738
Accrued expenses	1,163	744
Notes payable - Line of Credit	81	3,416
Export credit refinancing facility	3,923	840
Current maturities of long-term debt - Financial Institutions	433	240
Current maturities of long-term debt - Related Parties	500 _____________	-- _____________
Total current liabilities	8,727	7,978
Long term debt, excluding current maturities - Financial Institutions	1,609	411
- Related Parties	--	1,231
Deferred tax liability	123 _____________	-- _____________
Total liabilities	10,459	9,620
Commitments and Contingencies
Shareholders' equity:
Convertible preferred stock $0.01 par value; authorized, 5,000 shares; 200 shares outstanding at September 30, 2004	2	--
Common stock $0.25 par value; authorized, 10,000 shares; 7,781 shares outstanding at September 30, 2004 and 7,133 at December 31, 2003	1,945	1,783
Additional paid-in capital	21,969	18,164
Accumulated Other Comprehensive Income	1,396	79
Accumulated deficit	(3,200) _____________	(4,104) _____________
Shareholder's equity	22,112 _____________	15,922 _____________
Total Liabilities and Shareholders' Equity	$32,571 ============	$25,542 ============

See Notes to Condensed Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Income Statements
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30, ____________________			Nine Months Ended September 30, ____________________
	2004		2003	2004		2003
	_______		_______	_______		_______

NET SALES	$9,444		$7,057	$21,834		$16,959
Cost of sales	7,683		5,318	16,916		12,607
	_______		_______	_______		_______
GROSS MARGIN	1,761		1,739	4,918		4,352
General, administrative and selling expense	1,151		1,063	3,681		3,099
	_______		_______	_______		_______
OPERATING INCOME	610		676	1,237		1,253

OTHER INCOME (EXPENSE):
Interest expense, net	(78)		(83)	(155)		(205)
Other, net	2		28	(31)		26
INCOME BEFORE INCOME TAX	534		621	1,051		1,074
Income tax expense	61		9	147		27

NET INCOME	$473		$612	$904		$1,047

Preferred Stock Dividends	(15)		--	(41)		--
	_______		_______	_______		_______
Income Available to Common Shareholders	$458		$612	$863		$1,047
	======		======	======		======
Income per common shareholder:
Basic	$0.06		$0.09	$0.11		$0.15
Diluted	$0.06		$0.08	$0.11		$0.15

Weighted average common shares and equivalents outstanding
Basic	7,779		7,119	7,719		7,036
Diluted	8,052	(1)	7,450	8,013	(2)	7,193
(1)	168,000 common shares related to the 200,000 convertible preferred shares outstanding were excluded in the computation of diluted earnings per share as the effect would be antidilutive
(2)	153,000 common shares related to the 200,000 convertible preferred shares outstanding were excluded in the computation of diluted earnings per share as the effect would be antidilutive

See Notes to Condensed Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30, ____________________		Nine Months Ended September 30, ____________________
	2004	2003	2004	2003
	_______	_______	_______	_______

NET INCOME	$473	$612	$904	$1,047

OTHER COMPREHENSIVE INCOME
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain arising during the period	20	4	45	49
Net (gain) reclassified to income	(21)	(1)	(104)	(99)
Currency translation adjustment	103	--	1,376	--
	_______	_______	_______	_______
Net change in other comprehensive income	102	3	1,317	(50)
	_______	_______	_______	_______
COMPREHENSIVE INCOME	$575	$615	$2,221	$997
	======	======	======	======

See Notes to Condensed Consolidated Financial Statements

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Nine Months Ended September 30, _____________________
	2004	2003
	_________	_________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$904	$1,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	814	804
Amortization	58	74
Compensation - Stock Options	395	288
Gain on sale of assets	(3)	--
Deferred tax liability	123	--
Changes in working capital:
Receivables	(1,311)	(2,865)
Inventories	(1,856)	(448)
Other current assets	(246)	(179)
Accounts payable and accrued expenses	298	1,313
	_________	_________
Net cash provided by (used in) operating activities	(824)	34
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,600)	(1,587)
Other assets (restricted cash)	(199)	--
Proceeds from disposal of assets	12	--
	_________	_________
Net cash used in investing activities	(2,787)	(1,587)
CASH FLOWS FROM FINANCING ACTIVITIES:
Domestic financing activities:
Proceeds from long-term bank debt	783	--
Payments on long-term bank debt	(722)	(127)
Proceeds from bank line of credit	1,025	4,755
Payments on bank line of credit	(3,850)	(2,480)
Payments on related party long-term debt	(731)	--
Payments on other long-term debt	--	(5)
Foreign financing activities:
Proceeds from long-term bank debt	1,402	--
Payments on long-term bank debt	(113)	(315)
Proceeds from bank line of credit	451	3,489
Payments on bank line of credit	(946)	(3,293)
Proceeds from export credit refinancing facility	7,692	7,451
Payments on export credit refinancing facility	(4,609)	(8,077)
Other financing activities:
Proceeds from the issuance of preferred stock, common stock and exercise of common stock options	3,615	57
Preferred stock dividends paid	(26)	--
	_________	_________
Net cash provided by financing activities	3,971	1,455
Effect of exchange rate fluctuations on cash	18	--
	_________	_________
Net increase in cash and cash equivalents	378	(98)
Cash and cash equivalents at beginning of year	381	121
	_________	_________
Cash and cash equivalents at end of period	$759	$23
	========	========
Supplemental cash flow disclosures:
Interest paid	$158	$201
Taxes paid	$45	$35
Non-cash financing activities:
Conversion of long-term debt to common stock	$--	$360

See Notes to Condensed Consolidated Financial Statements

TOR MINERALS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Accounting Policies

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements of TOR Minerals International, Inc. (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position, results of operations and cash flows. All adjustments are of a normal and recurring nature other than an adjustment to reduce interest expense in the first quarter of 2004 by $33,000, which represented a refund of excess interest payments made in 2003. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. All significant accounting policies conform to those previously set forth in the Company's fiscal 2003 Annual Report on Form 10-KSB.

The condensed consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (TMM) and TOR Processing & Trade BV (TP&T). All significant inter-company transactions are eliminated in the consolidation process.

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

In the first quarter 2004, the Company changed TP&T's functional currency from U.S. dollar (USD) functional to Euro functional currency primarily as a result in a shift of a substantial majority of TP&T's sales contracts to Euro based contracts. In 2003, a substantial majority (approximately 64%) of TP&T's sales were USD denominated. Gains and losses resulting from translating the Balance Sheet from Euros to US dollars (including long-term Intercompany investments which are considered part of the net-investment in TP&T) are now recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet. As a result of this change in functional currency, non-monetary assets and liabilities that had previously been accounted for using historical exchange rates between the Euro and USD have been translated at current exchange rates. Had the Company not made this change, year to date pretax income would have increased approximately $40,000. As of September 30, 2004, the cumulative translation adjustment related to the change in functional currency totaled $1,376,000. Such adjustment had an effect on the following balance sheet items:

Property plant & equipment, net	$963,000
Goodwill	532,000
Other, net	(119,000)
________
Total	$1,376,000
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

Income Tax

Due to the utilization of operating loss carry-forwards, the Company recorded only state income tax expense during the first nine-months of 2003 totaling $27,000. During the first nine-months of 2004, the Company recorded state income tax expense of $24,000 and Malaysian income tax expense of $123,000. Taxes are applied based on an estimated annualized effective rate, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

Accounting for Stock Based Compensation - Transition and Disclosure

On January 1, 2003, the Company adopted FASB Statement 148, Accounting for Stock Based Compensation - Transition and Disclosure. Upon adoption of Statement 148, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of Statement 123. The Company utilized the "Modified Prospective Method" of transition as provided for in FASB Statement 148. Under the Modified Prospective Method, the Company recorded compensation expense for the quarters ended September 30, 2004 and 2003 of approximately $65,000 and $75,000. For the nine-month periods ended September 30, 2004 and 2003, the Company recorded compensations expense related to stock options of approximately $395,000 and $288,000, respectively, reducing diluted earnings per share by $0.05 and $0.04, respectively.

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

On December 12, 2003, the Company entered into a loan and security agreement with the Company's Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". Principal is due and payable on or before February 15, 2005. Accrued interest is paid monthly. The principal balance outstanding on September 30, 2004 was $500,000. The loan proceeds were used for working capital.

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

3.	Long Term Debt and Notes Payable to Banks

A summary of long-term debt follows:
(In Thousands)	September 30,	December 31,
	2004	2003
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0%, 6.25%. Paid in full on January 13, 2004	$--	$581
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 4.3%. Paid in full on February 26, 2004	--	35
Variable rate term note payable to a Malaysian offshore bank, with an interest rate of 3.9%. Paid in full on February 26, 2004	--	35
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate 10.0%. Paid in full on February 6, 2004	--	231
Other indebtedness, payable to Paulson Ranch/D&CH Trust/Douglas MacDonald Hartman Family Irrevocable Trust, related parties, with an effective interest rate of 8.75% at September 30, 2004, due February, 2005	500	1,000
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at September 30, 2004, due May 1, 2007.	642	--
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at September 30, 2004, due June 1, 2009. (642,000 Euro at September 30, 2004 exchange rate of 1.2436)	799	--
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at September 30, 2004, due July 1, 2029. (483,000 Euro at September 30, 2004 exchange rate of 1.2436)	601	--
	_____	_____
Total	2,542	1,882
Less current maturities	933	240
	_____	_____
Total long-term debt	$1,609	$1,642
	====	====

The majority of the Company's non-related party debt is either floating rate or has been recently negotiated and carrying value approximates fair value.

US Bank Credit Facility

The Company entered into a loan agreement (the "Agreement") with Bank of America, N.A. (the "Bank") on August 23, 2002, which amended and restated the loan agreement between the Bank and the Company dated May 1, 2002, as amended. The Agreement provides the Company with a revolving line of credit (the "Line") and a term loan. On May 13, 2003, the Company and the Bank entered into the Second Amendment to the Agreement which increased the Company's Line from $3,000,000 to $3,500,000 and extended the Line from August 31, 2003 to August 31, 2004. On December 13, 2003, the Company and the Bank entered into the Third Amendment to the Agreement which extended the Line from August 31, 2004 to August 31, 2005. The amendment also authorized the Company to borrow up to $1,000,000 from its Directors. The Company entered into the Fourth Amendment to the Agreement with the Bank on January 13, 2004, which increased the Line to $5,000,000, subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000. The interest rate on the Line is the Bank's prime, 4.75% at September 30, 2004. The Company did not have any outstanding borrowings on the Line and $3,682,316 was available to the Company on September 30, 2004, based on eligible accounts receivable and inventory borrowing limitations.

The Company entered into the Fifth Amendment to the Agreement on February 2, 2004, which increased the term loan to $782,500. The loan proceeds were used to refinance the Company's term loan, with a balance of $580,833, that was due to mature on May 1, 2007, and pay the balance outstanding on the Company's loan with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch Ltd., a related party, that was due to mature on April 5, 2005. The interest rate for the loan is fixed until maturity at 5.2%. Monthly principal and interest payments commenced on March 1, 2004 and will continue through May 1, 2007. The monthly principal payment is $20,064. At September 30, 2004 the loan balance was $642,000.

The Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Worth Ratio - Required to be less than or equal to 2.0 to 1.0. At September 30, 2004, the Company's Debt to Worth Ratio was 0.3 to 1.0.

  Current Ratio - Required to be at least 1.1 to 1.0. At September 30, 2004, the Company's Current Ratio was 1.7 to 1.0.

  Fixed Charge Coverage Ratio - Required to be at least 1.25 to 1.0. For the four quarters ended September 30, 2004, the Company's Fixed Charge Coverage Ratio was 5.8 to 1.0.

As noted above, as of and for the four quarters ended September 30, 2004, the Company was in compliance with all financial ratios contained in the amended Agreement and expects to be in compliance for a period of twelve-months beyond September 30, 2004. In addition to the covenants described above, the loan agreements covering both the revolving line of credit and the term loan include subjective acceleration clauses that allow the Bank to accelerate payment if, in the judgment of the Bank, there are adverse changes in the Company's business. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,394,737. At September 30, 2004, TMM had utilized $3,923,029 of that facility under the ECR, with a weighted average interest rate of 3.5%. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days or less against customers' and inter-company purchase orders. The borrowings under the short-term credit facility are subject to a demand provision and include subjective acceleration clauses that allow the Bank to accelerate payment if in the judgment of the Bank, there are adverse changes in the Company's business, which the Company believes is customary for Malaysian short-term banking facilities. The credit facility with HSBC Bank also prohibits loans to related parties and prohibits TMM from paying dividends without prior consent of the bank. In the event dividends are declared, the payment would be subject to a 28% Malaysian income tax. The facility is subject to annual review and renewal.

At December 31, 2003, TMM had two term loans with HSBC Bank Labuan and RHB Bank Labuan with an outstanding principal balance on each of the two term loans of $34,998 for total outstanding borrowings of $69,996. The loans were secured by TMM's inventory, accounts receivable, and property, plant and equipment. These loans were fully paid on February 26, 2004.

Netherlands Bank Credit Facility

On July 7, 2004, the Company's subsidiary, TP&T, entered into a new loan agreement with Rabobank in the Netherlands. The agreement increased TP&T's line of credit from Euro 650,000 to Euro 760,000 ($945,136 at September 30, 2004) for the purpose of funding the refundable portion of VAT tax on the operation's building expansion. The increase in TP&T's line of credit will be in effect until March 31, 2005. The credit facility is secured by TP&T's inventory and accounts receivable. The Company has guaranteed this credit facility. At September 30, 2004, TP&T had utilized Euro 65,114 ($80,976) of their short-term credit facility with an interest rate of Bank prime plus 2% (6.75% at September 30, 2004).

On July 7, 2004, TP&T entered into a mortgage loan with Rabobank. The mortgage, in the amount of Euro 485,000 ($603,146 at September 30, 2004), will be repaid over 25 years with interest fixed at 5.2% per year for the first four years. TP&T utilized Euro 325,000 ($404,170 at September 30, 2004) of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the building. The balance of the loan proceeds, Euro 160,000 ($199,507 at September 30, 2004), will be used for expansion of TP&T's existing building. These funds have been placed in a restricted account for the building expansion and will remain in the restricted account until the Company has invested Euro 470,000 ($584,492 at September 30, 2004) in the expansion of TP&T's current plant facility. Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029. The monthly principal payment is Euro 1,616 ($2,010 at September 30, 2004). The loan balance at September 30, 2004 was Euro 483,384 ($601,136).

On April 2, 2004, TP&T, entered into a new loan agreement with Rabobank. The new loan agreement with Rabobank funded a term loan in the amount of Euro 676,000 ($840,374 at September 30, 2004). The proceeds of the term loan were used to reduce the credit facility and reduce inter-company payables to Corpus Christi. The term loan, which is secured by TP&T's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%. The Company has guaranteed this term loan. Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009. The monthly principal payment is Euro 11,266 ($14,010 at September 30, 2004). The loan balance at September 30, 2004 was Euro 642,202 ($798,642).

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

Interest Expense

Year to date 2004, interest expense includes a correction of a bank over-charge of interest and principal totaling approximately $33,000 relating to fiscal year 2003. While the correction is not expected to materially affect fiscal year 2004 earnings, the correction increased net income by approximately $33,000 or 3.7% for the nine-month period ended September 30, 2004 which did not have a significant impact on basic or diluted earnings per share for this nine-month period.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2004 and expects to maintain compliance with all financial covenants for a period of twelve-months beyond September 30, 2004.

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

4.	Private Placement of Common Stock and Series A Convertible Preferred Stock

In January 2004, the Company raised approximately $2,500,000 through the placement of 526,316 shares of common stock at a price of $4.75 per share to existing shareholders and new institutional holders. The Company also raised $1,000,000 through the placement of 200,000 shares of convertible preferred stock at $5.00 per share. The convertible preferred stock has a 6.0% coupon rate, and each preferred share is convertible into 0.84 shares of common stock and is redeemable at the option of the Company after two years. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions were privately negotiated without any general solicitation or advertising. The purchasers are "sophisticated investors" within the meaning of the Securities Act of 1933 and have access to all information concerning the Company needed to make an informed decision regarding the transaction. At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the common shares, which was declared effective on October 12, 2004. The Company used $3,200,000 of the proceeds to pay amounts owed under the Company's domestic line of credit and related party loans from David Hartman and Douglas Hartman. The balance of the proceeds was used for working capital purposes.

5.	Series A Convertible Preferred Stock Dividend

On September 5, 2004, the Company declared a dividend, in the amount of $15,000, for the quarterly period ended September 30, 2004, payable on October 1, 2004, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on September 5, 2004.

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

The Company entered into a lease agreement schedule (the "Schedule") dated September 27, 2004, effective September 29, 2004, with Banc of America Leasing & Capital, LLC ("BALC") for equipment related to the Hitox plant expansion. The amount of the lease, $694,205, has a term of 84 months with equal installments of $8,792. At the end of the least term, we can either: 1) return the equipment; 2) extend the lease for a period to be agreed upon by the Company and BALC for an amount equal to the equipment's fair market rental value as determined by BALC, or 3) purchase the equipment at the then fair market value of the equipment. The schedule contains an early buyout provision that grants the Company the option of purchasing the equipment after payment of the 72nd installment for $172,302. The schedule is part of a master lease agreement entered into with BALC dated August 9, 2004, effective August 13, 2004, for an amount not to exceed $1,200,000. The latest date for any funding shall be December 31, 2004.

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

Definite-lived Intangible Assets

The Company adopted the provisions of SFAS 141 effective January 1, 2002. In connection with the Company's purchase of assets from the Royal Begemann Group in May 2001, the Company recorded intangible assets related to a non-compete agreement in the amount of $300,000. This intangible asset was fully amortized as of May 2004.

Goodwill

The Company adopted the provisions of SFAS 142 effective January 1, 2002. Under the provisions of SFAS, the value of the Company's goodwill (with a carrying value of approximately Euro 1,460,000 or $1,815,000 based on exchange rate at September 30, 2004) is no longer subject to amortization but will be reviewed at least annually for impairment or more frequently if impairment indicators exist. The Company completed the annual impairment test in October 2002 and in October 2003 and concluded that there was no impairment of recorded goodwill, as the fair value of the reporting units exceeded the carrying amount as of the respective dates. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings.

9.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:
(in thousands, except per share amounts)	Three Months Ended September 30, _________________________		Nine Months Ended September 30, _________________________
	2004	2003	2004	2003
Numerator:
Net Income	$ 473	$ 612	$ 904	$ 1,047
Preferred Stock Dividends	(15)	--	(41)	--
	_____	_____	_____	_____
Numerator for basic earnings per share - income available to common stockholders	458	612	863	1,047
	_____	_____	_____	_____
Effect of dilutive securities:	--	--	--	--
	_____	_____	_____	_____
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$ 458	$ 612	$ 863	$ 1,047

Denominator:
Denominator for basic earnings per share - weighted-average shares	7,779	7,119	7,719	7,036
Effect of dilutive securities: Employee stock options Convertible debentures	273 --	331 --	294 --	90 67
	_____	_____	_____	_____
Dilutive potential common shares	273	331	294	157
	_____	_____	_____	_____
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	8,052	7,450	8,013	7,193
	=====	=====	=====	=====
Basic earnings per common share:
Net Income	$ 0.06	$ 0.09	$ 0.11	$ 0.15
	=====	=====	=====	=====
Diluted earnings per common share:
Net Income	$ 0.06	$ 0.08	$ 0.11	$ 0.15
	=====	=====	=====	=====

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares issuable upon conversion of the 200,000 convertible preferred shares for the quarter ending September 30, 2004, and 153,000 for the nine-month period ending September 30, 2004. The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. Also excluded from the diluted earnings per share were 194,900 options for the quarter ending September 30, 2004 and 400 for the quarter ending September 30, 2003. For the nine-month periods ending September 30, 2004 and 2003, options excluded from the diluted earnings per share were 103,400 and 15,400 respectively. The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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
(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Eliminations and Adjustments	Consolidated
Three-months ended:
September 30, 2004
Sales Revenue:
Customer sales	$5,393	$533	$3,518	$--	$9,444
Inter-company sales	--	1,220	--	(1,220)	--
	_______	_______	_______	_______	_______
Total Sales Revenue	$5,393	$1,753	$3,518	$(1,220)	$9,444
	======	======	======	======	======
Segment profit (loss)	$(245)	$231	$188	$299	$473
	======	======	======	======	======
September 30, 2003
Sales Revenue:
Customer sales	$3,952	$357	$2,748	$--	$7,057
Inter-company sales	--	780	33	(813)	--
	_______	_______	_______	_______	_______
Total Sales Revenue	$3,952	$1,137	$2,781	$(813)	$7,057
	======	======	======	======	======
Segment profit (loss)	$(138)	$(50)	$93	$707	$612
	======	======	======	======	======
Nine-months ended:
September 30, 2004
Sales Revenue:
Customer sales	$15,047	$1,427	$5,360	$--	$21,834
Inter-company sales	--	3,065	2,766	(5,831)	--
	_______	_______	_______	_______	_______
Total Sales Revenue	$15,047	$4,492	$8,126	$(5,831)	$21,834
	======	======	======	======	======
Segment profit (loss)	$(910)	$370	$961	$483	$904
	======	======	======	======	======
Segment assets	$22,353	$7,638	$19,549	$(16,969)	$32,571
	======	======	======	======	======
September 30, 2003
Sales Revenue:
Customer sales	$11,341	$1,117	$4,501	$--	$16,959
Inter-company sales	--	1,777	2,377	(4,154)	--
	_______	_______	_______	_______	_______
Total Sales Revenue	$11,341	$2,894	$6,878	$(4,154)	$16,959
	======	======	======	======	======
Segment profit (loss)	$(315)	$(96)	$960	$498	$1,047
	======	======	======	======	======
Segment assets	$21,696	$4,866	$16,871	$(17,883)	$25,550
	======	======	======	======	======

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

On September 3, 2002, the Company entered into a natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge. The contract was settled based on natural gas market prices for January 1, 2003 through April 30, 2003. The Company paid fixed prices averaging $3.90 per MM Btu on notional quantities amounting to 60,000 MM Btu's. The fair value of the hedge decreased $36,000 from December 31, 2002 to April 30, 2003 due to the settlement of the hedge. The recognition of this gain had no effect on the Company's cash flow.

On September 16, 2003, the Company entered into a new natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas. The contract was settled based on natural gas market prices from January 1, 2004 through April 30, 2004. The Company paid fixed prices averaging $5.26 per MM Btu on notional quantities amounting to 80,000 MM Btu's. The fair value of the hedge decreased $73,000 from December 31, 2003 to April 30, 2004 due to the settlement of the hedge. The recognition of this gain had no effect on the Company's cash flow.

Foreign Currency Forward Contracts

To protect its exposure to foreign exchange risks, TMM enters into foreign currency forward contracts. Gains and losses on foreign exchange contracts designated as hedges of identified exposure are offset against the foreign exchange gains and losses on the hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recognized until the transaction occurs. At September 30, 2004, TMM marked the contracts to market, recording a gain of approximately $20,000 as a component of "Other Comprehensive Income" and also recorded it as an asset on the balance sheet at September 30, 2004. The recognition of this gain had no effect on the Company's cash flow.

12.	Stock Options and Equity Compensation Plan

The following table provides information as of September 30, 2004, about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans (including individual arrangements):

Plan Category _______________________________	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) _____________________	Weighted-average exercise price of outstanding options, warrants and rights (b) __________________	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) _____________________________

Equity compensation plans approved by security holders	862,550	$ 2.756	258,200
Equity compensation plans not approved by security holders	--		--
	_______		_______
Total	862,550	$ 2.756	258,200
	======		======

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The ability to issue new options under the Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding. For the nine-month period ending September 30, 2004, a total of 12,300 options were exercised and the Plan had 158,550 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International (the "2000 Plan"). The 2000 Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the 2000 Plan was 750,000. In the Annual Shareholders' meeting on May 14, 2004, the maximum number of shares of the Company's common stock that may be sold or issued under the 2000 Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events. For the nine-month period ending September 30, 2004, a total of 84,300 options were exercised.

In 1999, an additional 75,000 options were issued outside the Plan at an exercise price of $2.125. Of the options issued outside the Plan, 25,000 were exercised in January 2004.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

Exercise prices on options outstanding at September 30, 2004, ranged from $0.92 to $5.41 per share. The weighted-average remaining contractual life of those options is 7.32 years. The number of options exercisable at September 30, 2004 and 2003 was 457,550 and 431,100, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales:

Consolidated net sales for the third quarter 2004 were $9,444,000, an increase of $2,387,000 or 34% over the third quarter period 2003. Net sales at the Corpus Christi location increased approximately $1,441,000 or 36% primarily due to increased sales of its Aluprem products of approximately $784,000 (approximately $659,000 in volume, $18,000 due to price and $107,000 of increase due to the Euro strengthening as compared to the US dollar). The volume increase in Aluprem is primarily due to increased demand from one customer of approximately $759,000. Sales of the Corpus Christi operation's other products (Hitox, Synflux, Bartex and Haltex) increased $657,000 (approximately $515,000 due to volume increases and $142,000 due to price) related primarily to the strengthening of the US economy. TMM's net sales to third parties increased approximately $770,000 or 28% primarily related to an increase in sales volume of Synthetic Rutile ("SR") to one customer of approximately $1,045,000 offset by a decrease in price of approximately $88,000. Sales volume of Hitox and other products at TMM decreased approximately $207,000 offset by price increases in Hitox of approximately $20,000. The volume decrease is primarily due to a reduction in TMM's third party sales of Hitox to one customer. TP&T's sales to third parties of Aluprem increased approximately $176,000 (volume increased approximately $135,000 and increases due to the Euro strengthening as compared to the US dollar of approximately $41,000). Third party volume increases are due primarily to European demand for Aluprem products.

Sales by product for the third quarter 2004 as compared to the same period 2003 are presented below (in thousands).

Product	3rd Qtr 2004 Sales		3rd Qtr 2003 Sales		$ Increase	% Increase
Hitox	$ 3,133	33.2%	$ 2,979	42.2%	$ 154	5.2%
Aluprem	2,192	23.2%	1,233	17.5%	959	77.8%
Synthetic Rutile	2,722	28.8%	1,765	25.0%	957	54.2%
Bartex	711	7.5%	646	9.2%	65	10.1%
Haltex	243	2.6%	207	2.9%	36	17.4%
Other	443	4.7%	227	3.2%	216	95.2%
Total Sales	_______ $ 9,444 ======	______ 100.0% =====	_______ $ 7,057 ======	______ 100.0% =====	_______ $ 2,387 ======	______ 33.8% =====

Year to date 2004 consolidated net sales were $21,834,000, an increase of $4,875,000 or 29% over the same nine-month period 2003. Net sales at the Corpus Christi location increased approximately $3,706,000 or 33% primarily due to increased sales of its Aluprem products of approximately $2,475,000 (approximately $2,172,000 in volume, $57,000 due to price and $246,000 of increase due to the Euro strengthening as compared to the US dollar). The volume increase in Aluprem is primarily due to increased demand from one customer of approximately $2,175,000. Sales of the Corpus Christi operation's other products (Hitox, Synflux, Bartex and Haltex) increased $1,231,000 (approximately $472,000 due to price and $759,000 due to volume increases). Price and volume increases are primarily due to continued strengthening of the US economy. TMM's net sales to third parties increased approximately $859,000 or 19%. The increase is primarily volume related due to sales of Synthetic Rutile to one customer of approximately $1,403,000 offset by price decreases of approximately $86,000 and Hitox price increases of approximately $102,000 offset by a decrease in sales volume of Hitox of $405,000 and other products of $155,000. The volume decrease in Hitox is primarily due to a reduction in third party sales to one customer and the decrease in other products is primarily due to a one time sale of specialty product in 2003. TP&T's Aluprem sales to third parties increased approximately $310,000 primarily due to the effects of the Euro strengthening against the US dollar of $133,000, volume increases of approximately $141,000 and prices increases of approximately $36,000.

Year to date sales by product for the first nine-months 2004 as compared to the same period 2003 are presented below (in thousands).

Product	YTD 2004 Sales		YTD 2003 Sales		$ Increase	% Increase
Hitox	$ 9,174	42.0%	$ 8,983	53.0%	$ 191	2.1%
Aluprem	5,733	26.3%	2,948	17.4%	2,785	94.5%
Synthetic Rutile	3,082	14.1%	1,765	10.4%	1,317	74.6%
Bartex	2,233	10.2%	1,884	11.1%	349	18.5%
Haltex	891	4.1%	673	4.0%	218	32.4%
Other	721	3.3%	706	4.1%	15	2.1%
Total Sales	_______ $ 21,834 ======	______ 100.0% =====	_______ $ 16,959 ======	______ 100.0% =====	______ $ 4,875 =====	______ 28.7% =====

Gross Margin:

Gross margin increased $22,000 (1%) for the three-month period ending September 30, 2004, compared to the same period 2003. Factors contributing to the increase in gross margin are primarily related to:

  Volume increases of approximately $725,000 primarily related to higher sales of Aluprem and Synthetic Rutile ("SR")

  Price increases of approximately $100,000 primarily related to Hitox, Bartex and Haltex products

  Net effect of Euro strengthening against the US dollar of approximately $50,000

Offsetting the margin improvement are increased costs of production of approximately $850,000. The increase in production costs are primarily due to:

  Fuel price increases at both Corpus Christi and TMM of approximately $225,000

  Raw material price increases related to the production of Aluprem, Bartex and Haltex of approximately $225,000

  Freight-in costs associated with SR utilized in Hitox sales of approximately $175,000 (freight related to the cost of transporting SR, the raw material for Hitox, from TMM to Corpus Christi)

  Absorption rate increases on Hitox due to lower level of production during the year of approximately $125,000

  Maintenance cost increases at TMM of approximately $75,000

  Outbound freight related primarily to Aluprem products of approximately $25,000

Year to date gross margin increased $566,000 (13%). Factors contributing to the increase in gross margin are primarily related to:

  Volume increases of approximately $1,550,000 primarily related to higher sales of Aluprem and SR

  Price increases of approximately $570,000 primarily related to Hitox, Bartex and Haltex products

  Elimination of shutdown costs incurred in the first quarter 2003 at TMM of approximately $200,000

  Net effect of Euro strengthening against the US dollar of approximately $75,000

Offsetting the margin improvement are increased costs of production of approximately $1,825,000. The increase in production costs are primarily due to:

  Raw material price increases related to the production of Aluprem, Bartex and Haltex of approximately $500,000

  Absorption rate increases on Hitox due to lower level of production during the year of approximately $375,000

  Maintenance cost increases at both Corpus Christi and TMM of approximately $300,000

  Fuel price increases at both Corpus Christi and TMM of approximately $250,000

  Freight-in costs associated with SR utilized in Hitox sales of approximately $250,000 (freight related to the cost of transporting SR, the raw material for Hitox, from TMM to Corpus Christi)

  Outbound freight related primarily to Aluprem products of approximately $150,000

The Company is continuing to experience increases in freight, fuel and production costs. To offset the increase in costs, the Company is continuing to increase the price of its products. However, due to the lag time between price increases to the Company's customers and increased costs, the Company anticipates that the margins will continue to be negatively impacted.

General, Administrative and Selling Expenses:

Total general, administrative and selling expenses ("SG&A") increased from $1,063,000 during the third quarter of 2003 to $1,151,000 for the same period 2004, an increase of $88,000 or 8%. Primary factors contributing to the increase in SG&A include: (1) audit and legal fees of approximately $22,000; (2) trade shows and travel expense of approximately $26,000; (3) and various other SG&A expenses of approximately $40,000.

Year to date, total SG&A expenses increased from $3,099,000 for the nine-month period ending September 30, 2003 to $3,681,000 for the same period 2004, an increase of $582,000 or 19%. Primary factors contributing to the increase in SG&A include: (1) salaries and benefits related to an increase in staff and annual increases of approximately $185,000; (2) option compensation expense of approximately $107,000; (3) audit and legal fees of approximately $149,000; (4) investor relations of approximately $51,000; (5) trade shows and travel expense of approximately $50,000; and (6) various other SG&A expenses of approximately $40,000.

Interest Expense:

Year to date 2004 Interest expense includes a correction of a bank over-charge of interest and principal totaling approximately $33,000 relating to fiscal year 2003. While the correction is not expected to materially affect fiscal year 2004 earnings, the correction increased net income by approximately $33,000 or 3.7% for the nine-month period ended September 30, 2004 which did not have a significant impact on basic or diluted earnings per share for this nine-month period.

Provision for Income Tax:

Due to the utilization of operating loss carry-forwards, the Company recorded only state income tax expense during the first nine-months of 2003 totaling $27,000. During the first nine-months of 2004, the Company recorded state income tax expense of $24,000 and Malaysian income tax expense of $123,000 as TMM's deferred tax assets do not fully offset TMM's deferred tax liability. Taxes are applied based on an estimated annualized effective rate, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents:

Cash and cash equivalents increased approximately $378,000 from December 31, 2003 to September 30, 2004. Cash used in operating activities totaled $824,000 and $2,787,000 was used in investing activities. Financing activities provided $3,971,000. The effect of exchange rate fluctuations increased cash $18,000.

Operating Activities

Cash used by operating activities totaled $824,000 from December 31, 2003 to September 30, 2004. Major changes in operating activities include the following:

  Net income for the period increased $904,000.

  Non-cash items totaled $1,387,000 consisting of depreciation and amortization of $872,000; stock option expense of $395,000; and a deferred tax liability of $123,000 which was offset by a net gain on disposal of assets of $3,000.

  Accounts receivable increased $1,311,000 primarily due to the sale of synthetic rutile ("SR") at TMM of approximately $2,722,000 in August 2004 offset by collections at both TMM and Corpus Christi.

  Inventories increased $1,856,000 primarily due to a build-up of synthetic rutile ("SR") at TMM of approximately $1,366,000 for a third party customer shipment scheduled in the fourth quarter and other inventories of approximately $66,000. Raw material inventory (primarily SR purchased from TMM in the third quarter) increased approximately $1,269,000 at Corpus Christi which was offset by a reduction in finished goods inventory of approximately $945,000 (primarily Hitox). Synthetic rutile is the raw material for Hitox and delays in shipping the SR from TMM to Corpus Christi coupled with higher sales volume did not allow the US plant to replenish Hitox stock that was sold. Inventory of raw materials at TP&T increased approximately $100,000.

  Other current assets increased $246,000 primarily due to $230,000 of equipment deposits at Corpus Christi which are to be refunded upon conversion to an operating lease and prepayment of annual expenses, including insurance, of approximately $16,000 at all locations.

  Accounts payable and accrued expenses increased $298,000 primarily due to the timing of raw material purchases at Corpus Christi of approximately $242,000 and an increase in accrued audit fees of approximately $33,000 and various other accruals of approximately $23,000.

Investing Activities

Cash used in investing activities increased $2,787,000 from December 31, 2003 to September 30, 2004. Net investments for each of the Company's three locations are as follows:

  US Operation: The Company invested approximately $1,252,000 primarily related the expansion of Hitox titanium dioxide pigment capacity at Corpus Christi.

  Netherlands Operation: The Company invested approximately $1,206,000 primarily relating to facility expansion and equipment at TP&T to expand the Aluprem production capacity.

  Malaysian Operation: The Company invested approximately $130,000 in equipment at TMM primarily related to the production of Synthetic Rutile.

  Restricted Cash: TP&T has Euro 160,000 (approximately $199,000 at September 30, 2004) in restricted cash which will be used for the expansion of the operation's current plant facility.

Financing Activities

Cash provided by financing activities totaled $3,971,000 for the nine-month period ending September 30, 2004. Factors relating to financing activities include the following:

  Domestic financing activities: The Company's borrowings on the domestic line of credit decreased $2,825,000; borrowings from related parties decreased $731,000; and long-term bank debt increased $61,000.

  Foreign financing activities: The Company's borrowings on the foreign lines of credit decreased $495,000; borrowings on the ECR, which is a Malaysian government supported financing agreement specifically for exporters, increased $3,083,000; and long-term foreign bank debt increased $1,289,000 primarily relating to the new term loan and mortgage loan at TP&T.

  Other financing activities: The Company received $3,615,000 in proceeds from the issuance of convertible preferred stock, common stock, and the exercise of stock options. These funds were used to reduce the Company's lines of credit and related party debt. The Company paid dividends on preferred stock of $26,000.

US Bank Credit Facility

The Company entered into a loan agreement (the "Agreement") with Bank of America, N.A. (the "Bank") on August 23, 2002, which amended and restated the loan agreement between the Bank and the Company dated May 1, 2002, as amended. The Agreement provides the Company with a revolving line of credit (the "Line") and a term loan. On May 13, 2003, the Company and the Bank entered into the Second Amendment to the Agreement which increased the Company's Line from $3,000,000 to $3,500,000 and extended the Line from August 31, 2003 to August 31, 2004. On December 13, 2003, the Company and the Bank entered into the Third Amendment to the Agreement which extended the Line from August 31, 2004 to August 31, 2005. The amendment also authorized the Company to borrow up to $1,000,000 from its Directors. The Company entered into the Fourth Amendment to the Agreement with the Bank on January 13, 2004, which increased the Line to $5,000,000, subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000. The interest rate on the Line is the Bank's prime, 4.75% at September 30, 2004. The Company did not have any outstanding borrowings on the Line and $3,682,316 was available to the Company on September 30, 2004, based on eligible accounts receivable and inventory borrowing limitations.

The Company entered into the Fifth Amendment to the Agreement on February 2, 2004, which increased the term loan to $782,500. The loan proceeds were used to refinance the Company's term loan, with a balance of $580,833, that was due to mature on May 1, 2007, and pay the balance outstanding on the Company's loan with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch Ltd., a related party, that was due to mature on April 5, 2005. The interest rate for the loan is fixed until maturity at 5.2%. Monthly principal and interest payments commenced on March 1, 2004 and will continue through May 1, 2007. The monthly principal payment is $20,064. At September 30, 2004 the loan balance was $642,000.

The Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Worth Ratio - Required to be less than or equal to 2.0 to 1.0. At September 30, 2004, the Company's Debt to Worth Ratio was 0.3 to 1.0.

  Current Ratio - Required to be at least 1.1 to 1.0. At September 30, 2004, the Company's Current Ratio was 1.7 to 1.0.

  Fixed Charge Coverage Ratio - Required to be at least 1.25 to 1.0. For the four quarters ended September 30, 2004, the Company's Fixed Charge Coverage Ratio was 5.8 to 1.0.

As noted above, as of and for the four quarters ended September 30, 2004, the Company was in compliance with all financial ratios contained in the amended Agreement and expects to be in compliance for a period of twelve-months beyond September 30, 2004. In addition to the covenants described above, the loan agreements covering both the revolving line of credit and the term loan include subjective acceleration clauses that allow the Bank to accelerate payment if, in the judgment of the Bank, there are adverse changes in the Company's business. Under the terms of the Agreement, payment of the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable.

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

On December 12, 2003, the Company entered into a loan and security agreement with the Company's Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". Principal is due and payable on or before February 15, 2005. Accrued interest is paid monthly. The principal balance outstanding on September 30, 2004 was $500,000. The loan proceeds were used for working capital.

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

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, has loan agreements with two banks in Malaysia, HSBC Bank Malaysia Berhad and RHB Bank Berhad, which provide a total short-term credit facility of $5,394,737. At September 30, 2004, TMM had utilized $3,923,029 of that facility under the ECR, with a weighted average interest rate of 3.5%. The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of 150 days or less against customers' and inter-company purchase orders. The borrowings under the short-term credit facility are subject to a demand provision and include subjective acceleration clauses that allow the Bank to accelerate payment if in the judgment of the Bank, there are adverse changes in the Company's business, which the Company believes is customary for Malaysian short-term banking facilities. The credit facility with HSBC Bank also prohibits loans to related parties and prohibits TMM from paying dividends without prior consent of the bank. In the event dividends are declared, the payment would be subject to a 28% Malaysian income tax. The facility is subject to annual review and renewal.

At December 31, 2003, TMM had two term loans with HSBC Bank Labuan and RHB Bank Labuan with an outstanding principal balance on each of the two term loans of $34,998 for total outstanding borrowings of $69,996. The loans were secured by TMM's inventory, accounts receivable, and property, plant and equipment. These loans were fully paid on February 26, 2004.

Netherlands Bank Credit Facility

On July 7, 2004, the Company's subsidiary, TP&T, entered into a new loan agreement with Rabobank in the Netherlands. The agreement increased TP&T's line of credit from Euro 650,000 to Euro 760,000 ($945,136 at September 30, 2004) for the purpose of funding the refundable portion of VAT tax on the operation's building expansion. The increase in TP&T's line of credit will be in effect until March 31, 2005. The credit facility is secured by TP&T's inventory and accounts receivable. The Company has guaranteed this credit facility. At September 30, 2004, TP&T had utilized Euro 65,114 ($80,976) of their short-term credit facility with an interest rate of Bank prime plus 2% (6.75% at September 30, 2004).

On July 7, 2004, TP&T entered into a mortgage loan with Rabobank. The mortgage, in the amount of Euro 485,000 ($603,146 at September 30, 2004), will be repaid over 25 years with interest fixed at 5.2% per year for the first four years. TP&T utilized Euro 325,000 ($404,170 at September 30, 2004) of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the building. The balance of the loan proceeds, Euro 160,000 ($199,507 at September 30, 2004), will be used for expansion of TP&T's existing building. These funds have been placed in a restricted account for the building expansion and will remain in the restricted account until the Company has invested Euro 470,000 ($584,492 at September 30, 2004) in the expansion of TP&T's current plant facility. Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029. The monthly principal payment is Euro 1,616 ($2,010 at September 30, 2004). The loan balance at September 30, 2004 was Euro 483,384 ($601,136).

On April 2, 2004, TP&T, entered into a new loan agreement with Rabobank. The new loan agreement with Rabobank funded a term loan in the amount of Euro 676,000 ($840,374 at September 30, 2004). The proceeds of the term loan were used to reduce the credit facility and reduce inter-company payables to Corpus Christi. The term loan, which is secured by TP&T's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%. The Company has guaranteed this term loan. Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009. The monthly principal payment is Euro 11,266 ($14,010 at September 30, 2004). The loan balance at September 30, 2004 was Euro 642,202 ($798,642).

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

Interest Expense

Year to date 2004, interest expense includes a correction of a bank over-charge of interest and principal totaling approximately $33,000 relating to fiscal year 2003. While the correction is not expected to materially affect fiscal year 2004 earnings, the correction increased net income by approximately $33,000 or 3.8% for the nine-month period ended September 30, 2004 which did not have a significant impact on basic or diluted earnings per share for this nine-month period.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2004 and expects to maintain compliance with all financial covenants for a period of twelve-months beyond September 30, 2004.

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

Off-Balance Sheet Arrangements

The Company entered into a lease agreement schedule (the "Schedule") dated September 27, 2004, effective September 29, 2004, with Banc of America Leasing & Capital, LLC ("BALC") for equipment related to the Hitox plant expansion. The amount of the lease, $694,205, has a term of 84 months with equal installments of $8,792. At the end of the least term, we can either: 1) return the equipment; 2) extend the lease for a period to be agreed upon by the Company and BALC for an amount equal to the equipment's fair market rental value as determined by BALC, or 3) purchase the equipment at the then fair market value of the equipment. The schedule contains an early buyout provision that grants the Company the option of purchasing the equipment after payment of the 72nd installment for $172,302. The schedule is part of a master lease agreement entered into with BALC dated August 9, 2004, effective August 13, 2004, for an amount not to exceed $1,200,000. The latest date for any funding shall be December 31, 2004.

During the quarter ended September 30, 2004, there were no other material changes outside the normal course of business to the quantitative and qualitative disclosures about off-balance sheet arrangements previously reported in the Annual Report on Form 10-KSB for the year ended December 31, 2003. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements" in the Form 10-KSB for a detailed discussion.

Other Financial Information:

Private Placement of Common Stock and Series A Convertible Preferred Stock

In January 2004, the Company raised approximately $2,500,000 through the placement of 526,316 shares of common stock at a price of $4.75 per share to existing shareholders and new institutional holders. The Company also raised $1,000,000 through the placement of 200,000 shares of convertible preferred stock at $5.00 per share. The convertible preferred stock has a 6.0% coupon rate, and each preferred share is convertible into 0.84 shares of common stock and is redeemable at the option of the Company after two years. The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933. The transactions were privately negotiated without any general solicitation or advertising. The purchasers are "sophisticated investors" within the meaning of the Securities Act of 1933 and have access to all information concerning the Company needed to make an informed decision regarding the transaction. At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the common shares, which was declared effective on October 12, 2004 The Company used $3,200,000 of the proceeds to pay amounts owed under the Company's domestic line of credit and related party loans from David Hartman and Douglas Hartman. The balance of the proceeds was used for working capital purposes.

Forward Looking Information:

Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, an increase in the price of natural gas and other raw materials, changes in demand for the Company's products, changes in competition, economic conditions, fluctuations in market price for TiO2 pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filing with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

Part II - Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 12, 2004	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	November 12, 2004	LAWRENCE W. HAAS Lawrence W. Haas Treasurer and CFO