Form 10KSB
period 2004-12-31
TOR MINERALS INTERNATIONAL INC
filed 2005-03-30
CIK 842295

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $30,476,000

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2005, computed by reference to the closing sale price of the registrant's Common Stock on The NASDAQ SmallCap Market tier of the NASDAQ Stock Market on such date: $31,036,531.

Number of shares of the registrant's Common Stock outstanding as of February 28, 2005

7,797,553

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held May 14, 2004, are incorporated by reference into Part III of this report.
Transitional Small Business Disclosure Format (check one):	Yes	___	No	X

TOR MINERALS INTERNATIONAL, INC.
Annual Report on Form 10-KSB
Page
PART I
Item 1 - Description of Business	3
General	3
Our Products	4
Raw Materials and Energy	6
Research and Development / Technical Services	6
Management	6
Marketing and Customers	7
Risks Related to Our Business	8
Environmental Regulations and Product Safety	10
Backlog	11
Patents and Trademarks	11
Employees	11
Additional Information	11
Item 2 - Description of Property	12
Corpus Christi Operations	12
Netherlands Operations	12
Malaysian Operations	13
Item 3 - Legal Proceedings	13
Item 4 - Submission of Matters to a Vote of Security Holders	13
PART II
Item 5 - Market for Common Equity and Related Stockholder Matters	14
Market for Common Equity	14
Series A 6% Convertible Preferred Stock Dividends	15
Equity Compensation Plan	16
Small Business Issuer Purchases of Equity Securities	16
Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Results of Operations	17
Liquidity, Capital Resources and Other Financial Information	20
Critical Accounting Policies	25
Off-Balance Sheet Arrangements and Contractual Obligations	26
Other Matters	27
Item 7 - Financial Statements	29
Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	29
Item 8A - Controls and Procedures	29
Item 8B - Other Information	29
PART III
Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	29
Election of Officers	29
Code of Ethics	18
Item 10 - Executive Compensation	30
Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 12 - Certain Relationships and Related Transactions	30
Item 13 - Exhibits	30
Item 14 - Principal Accountant Fees and Services	31
SIGNATURES	32

Forward-Looking Statement

This Annual Report on Form 10-KSB (the "Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 6, contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's products, changes in competition, economic conditions, fluctuations in exchange rates, fluctuations in market price for TiO2 pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filing with the Security and Exchange Commission, including those set forth in this report under Item 1. Description of Business - Risks Related to Our Business. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

PART I

Item 1.	Description of Business

General

TOR Minerals International, Inc. ("TOR", "We" or the "Company") is a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics, catalysts and solid surface applications.

We were organized by Benilite Corporation of America ("Benilite") in 1973. Benilite, which was incorporated in Delaware in 1969, developed the then patented "Benilite process" for producing synthetic rutile, the principal ingredient used in the manufacture of HITOX® (high-grade titanium dioxide), from ilmenite ore. Benilite licensed and helped design several synthetic rutile plants located throughout the world which utilize this process (including the plant located in Ipoh, Malaysia, owned by the Company, as discussed below). Benilite concluded that synthetic rutile produced by the Benilite process could be further processed into a buff-colored titanium dioxide pigment having many of the characteristics of standard white titanium dioxide at a significant cost savings. These efforts by Benilite were the beginning of the Company's business. In 1980, the subsidiary of Benilite engaged in the development of HITOX was spun off by Benilite to its shareholders. In December 1988, the Company became a publicly owned company after completing a public offering of 1.38 million shares of its common stock. Our stock symbol is TORM.

Global Headquarters

We are headquartered in Corpus Christi, Texas, USA. This location houses senior management, customer service, logistics, and corporate research and development/technical service laboratories. Our financial and accounting functions also operate from this location. Our principal offices in Corpus Christi are located at 722 Burleson Street, Corpus Christi, Texas 78402, and our telephone number is (361) 883-5591. Our website is located at www.torminerals.com. Information contained in our website or links contained on our website is not part of this Annual Report of Form 10-KSB.

US Manufacturing Site

The US manufacturing plant is situated alongside its own docks in Corpus Christi. This facilitates the easy handling of bulk mineral shipments by barge. The site has its own railhead and easy access to major highways linking it to the rest of the US and to Mexico. HITOX, BARTEX® and HALTEX® are all produced at this location.

Asia Headquarters & Manufacturing

We acquired TOR Minerals Malaysia, Sdn. Bhd. ("TMM") in 2000. Located in Ipoh, Perak, Malaysia close to the port of Lumut, TMM is a processor of local ilmenite, upgrading it to synthetic rutile ("SR"). This material is the basic building block for HITOX, but also is used as feed stock for white TiO2 and used as a component in welding rod flux. The site has its own processing lines to manufacture HITOX. The sales team and the quality assurance laboratory for Asia are located at the offices in Ipoh.

Netherlands Manufacturing Site

In 2001, we acquired TOR Processing and Trade, B.V. ("TP&T"). Situated within reach of the major shipping port of Rotterdam in Hattem, Netherlands, TP&T specializes in the manufacturing of premium alumina products ("ALUPREM®") for use worldwide. Customer applications, quality assurance laboratory and support facilities are located in Hattem. TOR Minerals' global headquarters in Texas provides customer service and shipping logistics for TP&T's North American customers.

Our Products

TOR and our subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments. All United States manufacturing is done at the facility located in Corpus Christi, Texas. Foreign manufacturing is done by the Company's wholly owned subsidiaries, TMM, located in Malaysia and TP&T, located in the Netherlands. Our products are currently marketed in the United States and in more than 60 other countries. We sell our products through a network of direct sales representatives employed by the Company and independent stocking distributors in the United States, as well as distributors and agents overseas. Our sales representatives sell directly to end-users and provide marketing support and guidance for our independent distribution network.

HITOX

Our principal product, HITOX, accounted for approximately 40% of net sales in 2004 and approximately 48% in 2003. HITOX, a light buff-colored titanium dioxide pigment, is made from SR. Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products. Normally titanium dioxide, or TiO2, gives opacity and whiteness to end products. Most TiO2 is white; however, HITOX is a unique color pigment that is beige. HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other more costly color pigments and some of the white TiO2. HITOX pigments are used by major international paint and plastics manufacturers. Uses include interior and exterior architectural paints, yellow traffic marking paints, industrial primers and coatings, roofing granules, PVC pipe and conduit, plastic sheeting and siding as well as plastic film.

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

In 2004, we completed the new HITOX production facility in Corpus Christi. The plant expansion will increase production of HITOX by approximately 10,000 tons annually and utilize a new proprietary production process that we expect to reduce costs and increase the size of the market for HITOX.

ALUPREM

Our alumina trihydrate ("ATH") products were expanded in 2001 with the introduction of ALUPREM, which is manufactured at our subsidiary, TP&T, in the Netherlands. ALUPREM, which stands for premium alumina, represented approximately 27% of TOR's 2004 net sales compared to approximately 20% in 2003. TP&T's Managing Director, Dr. Olaf Karasch, developed the manufacturing process for ALUPREM. The details of the process and the operating parameters of the systems are not widely known. The ALUPREM manufacturing process is not patented.

ALUPREM products are for color critical applications as fillers and flame retardants, such as Solid Surface/Onyx and performance driven uses such as specialty wire and cable insulation, catalysts, high-tech polishing, pigments and specialty papers.

SYNTHETIC RUTILE

SR, the basic building block for HITOX, is manufactured at the Malaysian plant using the Benilite process for producing SR. Raw materials used in the manufacturing process include ilmenite, acid and fuel oil. The ilmenite is first treated in a reduction kiln and then subjected to leaching in hydrochloric acid where soluble iron and other impurities are removed. SR is also used as feed stock for white TiO2 and as a component in welding rod flux. External sales of synthetic rutile accounted for approximately 17% of the net sales in 2004 compared to 15% in 2003.

BARTEX

BARTEX, manufactured at the US plant, is produced from high grade barites (barium sulfate) utilizing a milling process. The plant dedicates one of eight milling lines to the production of BARTEX, which accounted for approximately 10% of our 2004 and 2003 net sales.

Barium Sulfate's high density is one of the primary reasons it is used in coatings. As an inert extender pigment, BARTEX, characterized as ultra fine with high brightness and narrow particle size distribution, gives weight and body to products ranging from powder coatings used in appliance and office furniture finishes to rubber products such as carpet and curtain backings and plastics including billiard balls and poker chips. BARTEX allows more expensive prime white pigments, such as white TiO2, to be supplemented or replaced to some degree. BARTEX is manufactured in several different grades which are differentiated by average particle size and whiteness.

HALTEX

HALTEX, manufactured at the US plant, is produced from Bayer grade aluminum hydroxide using some of the same production technologies of our other products. In 2004, one of the plant's eight milling lines was dedicated to the production of a small particle size HALTEX pigment which accounted for approximately 3% of the Company's net sales in both 2004 and 2003.

HALTEX features engineered narrow particle sizing and high purity for optimum physical properties. The quality of our HALTEX is suitable for a broad range of technical applications including electrical wire and cable insulation, thermoset SMC/BMC molding compounds, thermoplastic profiles, PVC and rubber products, specialty coatings as well as adhesives and sealants.

New Products

TP&T began producing commercial quantities of both TOR COAT and TOR BRITE in late 2004, which are alumina mono oxyhydrate based pigments for use in the coatings industry. We have established one European customer for TOR COAT and are shipping truckload quantities to this customer. Sampling of TOR BRITE is underway in the US and Canadian markets and both TOR COAT and TOR BRITE are being tested in Europe. TP&T has received approval from one large manufacturer of automotive coatings for the production of TOR COAT and intends to begin supplying later in 2005.

Laboratory testing of production methods of manufacturing a .3 micron titanium dioxide pigment made from SR, which we have named HITOX-SF, occurred in 2001 through 2003. Laboratory quantities of the product were made before progressing to tests at various equipment manufacturers which were conducted in 2002 and 2003. In late 2003 and early 2004, TOR conducted commercial scale production tests at its Ipoh, Malaysia plant and manufactured a commercial lot in March 2004. Samples of .3 Micron HITOX-SF have been sent to more than 19 potential customers. During 2004 we designed and constructed a new HITOX processing line at the Corpus Christi operation specifically to allow for the production of .3 Micron HITOX-SF. Final production tests were conducted in January and February 2005 and commercial production commenced in March 2005.

Raw Materials and Energy

We utilize a variety of raw materials in the manufacture of our products. Outlined below are the principal raw materials for TOR's products.

SR: Titanium dioxide pigment can be produced using ilmenite, natural rutile, SR or titanium slag. SR is produced from ilmenite and typically has a titanium dioxide content ranging from 92% to 95%. Ilmenite is a black material found in natural mineral deposits and typically has a titanium dioxide content ranging from 44% to 60%. Ilmenite is found throughout the world, including China, India, Australia and North America. In Malaysia, ilmenite historically has been recovered incidental to tin mining, but as tin mining has decreased in Malaysia, the source and quality of ilmenite has been declining.

We are actively seeking alternative sources of supply for ilmenite. The price for our ilmenite has remained fairly stable, however, alternative offshore supplies could be 70% to 100% higher due to market conditions and freight. We expect to start utilizing a limited quantity of offshore ilmenite in 2006.

HITOX: TMM is the Company's sole suppler of SR, the raw material for HITOX. The cost of SR has increased approximately 18% primarily due to increase in freight cost associated with transporting SR from TMM to Corpus Christi. Other than TMM, there is only one other available source for the quality of SR required for the production of HITOX. If supplies of SR from TMM are interrupted and we are unable to arrange for alternative sources, this could result in our inability to produce HITOX, which accounted for 40% of our sales in 2004.

ALUPREM: Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America. The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process. This grade of ATH accounts for approximately 5% of the total ATH produced worldwide. The Company purchases Alumina from various suppliers in Europe. In 2004, the average prices for ATH increased approximately 5%.

BARTEX: High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce BARTEX. The quality of our barites has decreased thus decreasing our yield and increasing costs approximately 17% over our 2003 costs.

HALTEX: Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from two of the three suppliers located in the US.

Energy: We are highly dependent on energy in our manufacturing processes. Natural gas is the predominate energy source in Corpus Christi. Fuel oil is the predominate energy source at TMM and electricity is the primary source of energy at TP&T. Energy pricing has been highly volatile over the last year. The average price for natural gas in Corpus Christi increased approximately 17% over the 2003 average price. Fuel oil and electricity also increased but not to the extent of natural gas.

Research and Development / Technical Services

Our expenditures for research and development and technical services were approximately $453,000 in 2004 and $473,000 in 2003. We conduct our research and technical service primarily at our facilities in Corpus Christi and our efforts are principally focused on process technology, product development and technical service to our customers. There are no research and development costs borne directly by our customers.

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

Mr. Lawrence W. Haas was appointed Treasurer and Chief Financial Officer by the Board on October 13, 2003. Prior to joining the Company, Mr. Haas served as the Vice President of Finance at Hi-Rise Recycling Systems, Inc., a manufacturer of solid waste processing equipment and recycling systems. Mr. Haas has a Masters of Business Administration degree from the University of Texas and is a CPA.

Mr. Hee Chew Lee, the Managing Director of TMM, was appointed Vice President of Asian Operations by the Board on December 5, 2002. Mr. Lee, a Chemical Engineer, joined the Company in 1994 as General Manager and has served as the Managing Director of TMM since 1998.

Marketing and Customers

Sales and Marketing Department Organization

TOR's sales efforts are managed out of Corpus Christi, Texas, by the Vice President, Sales and Marketing. We have sales offices at each of our three locations. The Vice President has a number of area and product managers that work for the Company and help him both deal directly with customers and manage agent and distributor relations.

Distributors and Agents

We utilize a network of both domestic and foreign distributors and agents. Within North America there are multiple agents serving us on either a regional or a product basis. In most other countries there is one stocking distributor who purchases directly from TOR and resells in their territory. In certain large countries there may be multiple distributors. In this way we get the benefit of sales specialists with specific trade knowledge in each country.

Customers

Our end use customers include companies in the paints, coatings, solid surface, and PVC pipe industries. For the year ended December 31, 2004, approximately 17% and 16% of our total sales were to Kerr-McGee Chemical Corporation ("KMG") and Engelhard Corporation, respectively. For the year ended December 31, 2003, sales to KMG and Engelhard Corporation were approximately 15% and 9%, respectively. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. After eliminating the effects of KMG and Engelhard Corporation, the next top 10 customers accounted for 34% of the remaining sales in 2004 and 37% of sales in 2003. The foreign customers accounted for 25% of total net sales in 2004 and 29% in 2003. The Company has historically maintained a relatively stable customer base.

In March 2003, we entered into a five year sales agreement with KMG. Under the agreement, KMG agreed to purchase a minimum amount of SR from us annually for the term of the agreement. KMG has the option to purchase from us any additional amounts of SR they may require above the minimum amount. Pricing for the annual shipments are established annually, with the price for the first year specified in the agreement. Subsequent prices are adjusted annually based on cost increases or decreases year over year, with any cost savings shared equally in the adjusted annual prices. If no cost savings are realized or the cost is higher year over year, the parties will negotiate the next year's price. The agreement contains customary termination provisions in the event of a default by either party. If the parties cannot agree on the product price after negotiation, KMG is not required to purchase the minimum amount of SR from us that year.

In February 2004, we entered into an agreement with Engelhard Corporation to supply 100% of their 2004 requirements for a specific grade of ALUPREM. On December 20, 2004, we entered into a new agreement with Engelhard Corporation to supply 100% of their 2005 requirement for a specific grade of ALUPREM. Either party may cancel the agreement in the event the other has failed to perform or observe the terms and conditions of the purchase order by giving ten days prior written notice.

Geographic Distribution

We sell our products in North, Central and South America, Asia and Europe and market them to customers located in more than 60 foreign countries. No individual foreign country accounted for 10% or more of the foreign sales in either 2004 or 2003. Sales to external customers are attributed to geographic area based on country of distribution.

A summary of the Company's sales by geographic area is presented below:

Summary by Geographic Area	2004		2003
	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$ 22,787	74.8%	$ 17,033	70.6%
Canada, Mexico & South America	2,627	8.6%	3,028	12.6%
Pacific Rim	2,578	8.5%	1,355	5.6%
Europe, Africa & Middle East	2,484	8.1%	2,711	11.2%
Total Sales
	---------- $ 30,476 =====	---------- 100.0% =====	---------- $ 24,127 =====	---------- 100.0% =====

Competition

We experience competition with respect to each of our products. Each product sold by TOR is in direct competition in the market with products which are similar. In order to maintain sales volumes, we must rely on our ability to manufacture and distribute products at competitive prices. We believe that quality, delivery on schedule and price are the principal competitive factors.

Competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products. A number of these competitors are owned and operated by large diversified corporations. Many of these competitors, such as E.I. DuPont de Nemours & Co., Inc., Millennium Chemicals, Kerr-McGee Chemical Corporation, Kronos Inc. and J.M. Huber, have substantially greater financial and other resources, and their share of industry sales is substantially larger than TOR's.

Risks Related to Our Business

In addition to the factors discussed in the Forward-Looking Statement section provided at the beginning of this Annual Report on Form 10-KSB, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. In addition, you should know that the risks and uncertainties described below are not the only ones we face. Unforeseen risks could arise and problems or issues that we now view as minor could become more significant. If we were unable to adequately respond to any risks, our business, financial condition and results of operations could be materially adversely affected. Additionally, we cannot be certain or give any assurances that any actions taken to reduce known risks or uncertainties will work.

Our foreign debt is subject to subjective acceleration provisions and demand provisions that allow our lending institutions to accelerate payment at any time. If our foreign debt were accelerated under the demand provisions, our working capital would be severely impacted.

Our subsidiaries have loan agreements with banks in Malaysia and the Netherlands that provide short-term credit facilities and term loans. These borrowings are subject to certain subjective acceleration provisions based on the judgment of the bank and demand provisions that provide that the banks may demand repayment at any time. We believe such a demand provision is customary in Malaysia and the Netherlands for such facilities. At December 31, 2004, our foreign debt consisted of $1,322,000 under the short-term credit facilities and $1,475,000 under the term loans.

The banks have made no indication that they will demand payment of any of our loans in Malaysia or the Netherlands; however, there can be no assurances that this debt will not be called in the future. If demand is made by the banks, we may require additional debt or equity financing to meet our working capital and operational requirements or, if required, to refinance maturing or demanded indebtedness. Should we find it necessary to raise additional funds, we may find that such funds are either not available or available only on terms that are unattractive in terms of shareholders' interest, or both. (See "Liquidity, Capital Resources and Other Financial Information" on page 20).

We have one primary source for SR and if that source was not available, we could not produce our primary product, HITOX.

TMM is our primary source for SR. There is only one other available source for the quality of SR required for the production of HITOX. If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX which accounted for approximately 40% of our sales for the year ended December 31, 2004.

We are dependent on a limited number of customers and could experience significant revenue reductions if they use alternative sources.

We derive a significant portion of our revenue each quarter from a limited number of customers. For the year ended December 31, 2004, sales to KMG through a multi-year contract and Engelhard Corporation through a one year agreement accounted for approximately 17% and 16%, respectively, of our total revenues in 2004 and 15% and 9%, respectively in 2003. Our top 10 customers in 2004, including KMG and Engelhard, accounted for 53% and in 2003, 48%. We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future. As a result, if we lose a major customer, our revenue would be adversely affected.

We review impairment of goodwill annually to determine if the carrying value has been impaired. If we were to determine that our goodwill has been impaired, it could result in a significant charge to our results from operations and income.

We review goodwill at least annually to determine if any impairment has occurred or more frequently if indicators of impairment are noted. Because no indicators of impairment were noted in 2004, we performed this review in October 2004 and have determined that no impairment exists at December 31, 2004, relating to the $1,981,000 carrying value of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings. (See "Critical Accounting Policies - Impairment of Goodwill" on page 26).

Foreign currency fluctuations could adversely impact our financial condition.

Because we own assets located outside the United States and have revenues and expenses in currencies other than the US dollar, we may incur currency transaction and translation losses due to changes in the values of foreign currencies and in the value of the US dollar. Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering into derivative transactions pursuant to our hedging practices. Translation exposure associated with translating the functional currency financial statements of our foreign subsidiaries into US dollars is generally not hedged. Upon translation to the US dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations. In 2004, the US dollar weakened against other currencies (primarily the Euro). As we were in a net sales position (we had more Euro based sales than expenses) in foreign currency, we experienced an increase in net income of approximately $100,000 compared to 2003 rates. In 2003, the US dollar also weakened against our exposed currencies (primarily the Euro). In 2003, we were in a net buy position (we had more Euro based expenses than sales) during the year; therefore, we experienced a reduction in net income of approximately $350,000. We cannot predict the effect of changes in exchange rate fluctuations upon future operating results. (See "Foreign Operations - Impact of Exchange Rate" on page 27).

We review our assets for impairment whenever events or changes dictate a review which may require us to take a charge to net earnings (loss).

We have adopted Statements of Financial Accounting Standards No. 144, Accounting for the Impairment of or Disposal of Long Lived Assets. We review for indicators that these assets are impaired in accordance with this standard, whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset or group of assets might not be recoverable. No impairments have been recorded during the years ended December 31, 2004 or 2003. There can be no assurance that future long-lived asset impairment tests will not result in a charge to earnings.

We borrow funds from time to time from members of our board of directors for working capital purposes.

In the past, we have had to borrow funds from members of our board of directors for working capital purposes. At December 31, 2004, we had a loan amounting to $500,000 outstanding to our Chairman, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch. At December 31, 2003, the balance outstanding on loans from members of our board of directors was $1,230,735. It is possible we could require additional working capital loans in the future, but also that such loans from our board members would not be available because they have made no commitment to provide additional loans.

Our competitors are established companies that have greater experience than us in a number of crucial areas, including manufacturing and distribution.

There is intense competition with respect to each of our products. In order to maintain sales volume, we must consistently deliver high quality products on schedule at competitive prices. Our competitors range from large corporations with full lines of production capabilities and products, such as E. I. DuPont de Nemours & Co., Inc., Millenium Chemicals, Kerr-McGee Chemical Corporation, Kronos, Inc., and J. M. Huber, to small local firms specializing in one or two products. The established companies have significantly greater experience than us in manufacturing and distributing our products and have considerably more resources and market share, and we may have difficulty in competing with these companies.

Increases in energy, freight and certain raw material costs could negatively affect future gross margins.

Recent increases in the costs of our energy, freight and certain raw materials have negatively affected our 2004 gross margins. The extent of that impact on future gross margins will depend on future product mix and whether the cost increases can be absorbed through end customer price increases. It is possible that increases in energy, freight costs and prices of raw materials will adversely impact our future results from operations where these increased costs cannot be offset by correspondingly higher sales prices.

Environmental Regulations and Product Safety

Our plant in Corpus Christi is subject to regulations promulgated by the Federal Environmental Protection Agency ("EPA") and state and local authorities with respect to the discharge of substances into the environment. We believe that the Corpus Christi plant is in compliance with all applicable federal, state and local laws and regulations relating to the discharge of substances into the environment, and we do not expect that any material capital expenditures for environmental control facilities will be necessary in order to continue such compliance.

TMM's SR plant is required to be licensed by the Malaysian Atomic Energy Licensing Board ("AELB") because the ilmenite used by the plant is derived from tin tailings, which are a source of small amounts of monazite and hafnium which are radioactive rare earth compounds. As part of the licensing requirements, TMM is required to maintain a monitoring program for various emissions from the plant. The monitoring is done in-house by TMM personnel and results are reported to the AELB as required. The plant is subject to various other licensing and permitting requirements, all of which TMM is currently in compliance.

TP&T operates an alumina processing plant in Hattem, the Netherlands, and is governed by rules promulgated by both The Netherlands and the European Community. We believe that the Hattem plant is in compliance with all environmental and safety regulations.

HITOX and the ingredient from which it is produced, SR, are non-toxic and non-hazardous. HITOX complies with all applicable laws and regulations enforced by the United States Food and Drug Administration (the "FDA") and is an acceptable component of packaging materials used in direct contact with meat, poultry and other food products; of paints used in incidental contact with such products; and of other packaging materials, such as paper and paperboard. HITOX also complies with current color additive regulations promulgated by the FDA. In addition, HITOX has been tested for compliance with the applicable standards promulgated by the National Sanitation Foundation (the "NSF"), and we are authorized to use applicable NSF seals and/or logos in connection with the marketing of HITOX. This authorization is significant in that end users of titanium dioxide pigments who wish their products to be NSF approved must use component materials that also meet NSF standards.

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt. Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt. As of February 28, 2005, we do not have a significant backlog of customer orders.

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products. Six of TOR's products, HITOX (4/30/2015), ALUPREM (8/13/2011), HALTEX (7/28/2012), BARTEX (2/24/2007), OSO® (6/6/2009) and TITOX® (5/26/2012), are marketed under names which have been registered with the United States Patent and Trademark Office. Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2004, we had a total of 45 full-time employees in the US, 24 at TP&T in the Netherlands and 134 at TMM in Malaysia, of which 62 are covered by a collective bargaining agreement with an in-house union. Our current collective bargaining agreement runs through December 31, 2005 and we do not anticipate any problems associated with the renewal/negotiations. We have not experienced any work stoppages and believe that our relations with all our employees are good.

Available Information

TOR's internet website address is www.torminerals.com. Our Annual Report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange

Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-KSB.

Item 2.	Description of Property

Corpus Christi Operations

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, and HALTEX. The facility is located in the Rincon Industrial Park on approximately 14.86 acres of land, with 12.86 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own. The first lease covers 10 acres of the plant site and the second covers 2.86 acres. The lease payments are subject to adjustment every five years for what the Port calls the "equalization valuation". This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration dates of both leases to June 30, 2027.

We own the improvements on the plant site, including a 3,400 square-foot office, a 5,000 square-foot laboratory building, a maintenance shop and several manufacturing and warehousing buildings containing a total of approximately 90,000 square feet of space. The leased premises include approximately 350 lineal feet of bulkheaded industrial canal frontage, which provides access to the Gulf of Mexico intercoastal waterway system through the Corpus Christi ship channel. This property also is serviced by a Company owned railroad spur that runs through our property to the canal.

Netherlands Operations

TOR Processing and Trade, located in Hattem, Netherlands, is located near the major shipping port of Rotterdam. The factory site, which the Company owns, was expanded in 2004 from approximately one acre to two acres and consists of a steel frame metal building which we are in the process of expanding from 10,000 square feet to 20,000 square feet, a 2,000 square foot office house which was purchased in July 2004 in conjunction with a land purchase and a 10,000 square foot warehouse with a loading dock which was purchased in January 2005. (See "Subsequent Liquidity Events", page 25).

In July 2004, TP&T entered into a mortgage loan in the amount of Euro 485,000 ($658,000 at December 31, 2004) which will be repaid over 25 years with interest fixed at 5.2% per year for the first four years. TP&T utilized Euro 325,000 ($441,000 at December 31, 2004) of the loan to finance the July 14, 2004 purchase of land and an office building, as well as to remodel the office building. The balance of the loan proceeds, Euro 160,000 ($217,000 at December 31, 2004), was used for expansion of their existing building. Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029. The monthly principal payment is Euro 1,616 ($2,192 at December 31, 2004). The loan balance at December 31, 2004 was Euro 479,000 ($650,000 at December 31, 2004).

TP&T entered into an additional mortgage loan on January 3, 2005, to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to their existing production facility on the land purchased in July 2004. The mortgage, in the amount of Euro 470,000 ($633,000 on January 3, 2005), will be repaid over 25 years with interest fixed at 4.672% per year for the first five years. Thereafter, the rate will change to bank prime plus 1.75%. Monthly principal and interest payments will commence on February 28, 2005 and will continue through January 31, 2030. The monthly principal payment will be Euro 1,566 ($2,125 at December 31, 2004). The mortgage is secured by the land and building purchased on January 3, 2005.

At December 31, 2004, the expansion of TP&T's existing facility from 10,000 square feet to 20,000 square feet was approximately 80% complete. The expansion is scheduled for completion during the first quarter 2005. The estimated cost to complete the project is Euro 125,000 ($170,000 at December 31, 2004) which will be funded with cash generated by TP&T's operations.

Malaysian Operations

TOR Minerals Malaysia operates the SR manufacturing plant in Ipoh, Malaysia, and is close to the source of their major raw material - ilmenite. The plant site has 38 acres of land that TMM has a commitment to use through 2074.

TMM owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

We believe that all of the facilities and equipment of the Company are adequately insured.

Item 3.	Legal Proceedings

The Company is involved in routine litigation incidental to its business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2004.

Executive Officers

The names of the members of the Company's executive officers at February 28, 2005, each of whom is elected annually, are set forth below:

Name	Age	Position	Since
Richard L. Bowers	62	President and Chief Executive Officer	1999
Olaf Karasch	48	Executive Vice President, Operations	2001
Mark Schomp	45	Vice President, Sales & Marketing	2001
Lawrence W. Haas	50	Treasurer and Chief Financial Officer	2003
Hee Chew Lee	49	Vice President, Asian Operations	2002
Elizabeth Morgan	64	Secretary	1988

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

Lawrence W. Haas, Treasurer and Chief Financial Officer - Lawrence W. Haas was appointed Treasurer and Chief Financial Officer by the Board on October 13, 2003. Prior to joining the Company, Mr. Haas served as the Vice President of Finance at Hi-Rise Recycling Systems, Inc., a manufacturer of solid waste processing equipment and recycling systems. Mr. Haas has a Masters of Business Administration degree from the University of Texas and is a CPA.

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

Market for Common Equity

We became a publicly owned company in December 1988. Prior to that time, our stock was not listed or traded on any stock exchange. From February 7, 1989 to February 10, 1995, our common stock was listed and traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ). A reduction in net tangible assets, along with annual net losses, required our securities to be moved from the NASDAQ National Market System to the NASDAQ SmallCap Market System effective February 10, 1995 (symbol: TORM).

The table below sets forth the high and low closing sales price of our common stock for the periods indicated, according to published sources.

Quarter Ended		March 31	June 30	Sept. 30	Dec. 31

2004	High	$8.560	$6.100	$5.180	$5.970
	Low	4.999	3.830	3.740	4.470

2003	High	$2.500	$3.250	$6.060	$5.840
	Low	1.130	1.710	3.030	4.610

No cash dividends have ever been paid on our Common Stock.

The approximate number of holders of record of TOR's Common Stock as of December 31, 2004 was 125.

Series A 6% Convertible Preferred Stock Dividend

On December 6, 2004, we declared a dividend, in the amount of $15,000, for the quarterly period ending December 31, 2004, payable on January 1, 2005, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2004. In 2004, dividends declared on the Series A Convertible Preferred Stock totaled $56,000.

Equity Compensation Plan

The following table provides information as of December 31, 2004, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	859,950	$ 2.761	258,200
Equity compensation plans not approved by security holders	--		--
Total	----------- 859,950 ======	$ 2.761	----------- 258,200 ======

Our 1990 Incentive Plan for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding. At December 31, 2004, the 1990 Plan had 108,150 options outstanding.

On February 21, 2000, our Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International (the "Plan"). The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The maximum number of shares of TOR's common stock initially authorized to be sold or issued under the Plan was 750,000. In the Annual Shareholders' meeting on May 14, 2004, the maximum number of shares of our common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events. At December 31, 2004, the Plan had 701,800 options outstanding.

In 1999, an additional 75,000 options were issued outside the 1990 Plan at an exercise price of $2.125. Of the options issued outside the Plan, 50,000 options were outstanding at December 31, 2004.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

The number of options exercisable at December 31, 2004 and 2003 was 476,450 and 421,650, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 2004, is 7.32 years. Exercise prices on outstanding options ranged from $0.92 to $5.41 per share as noted below.

Options Outstanding	Range of Exercise Prices
126,250	$ 0.92 - $ 1.99
511,700	$ 2.00 - $ 2.99
4,600	$ 3.00 - $ 3.99
115,500	$ 4.00 - $ 4.99
101,900	$ 5.00 - $ 5.41
----------- 859,950 ======

Small Business Issuer Purchases of Equity Securities

The Company has no reportable purchases of equity securities.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics, catalysts and solid surface applications. We have three production facilities located in Corpus Christi, Texas, Ipoh, Malaysia, and in the Netherlands.

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

Approximately $7,689,000 or 25% of the 2004 sales are outside of the United States. Of these sales, approximately 31% are in currencies other than the US dollar, primarily Euro based. Of the $22,787,000 sales in the United States, $4,758,000 or 21% were Euro denominated sales.

Operating expenses in the foreign locations are primarily in local currencies. Accordingly, we have exposure to fluctuation in foreign currency exchange rates. These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the US dollar. "Foreign Operations - Impact of Exchange Rate" on page 27).

Our business is closely correlated with the construction industry and its demand for materials that use pigments, such as paints and plastic pipe. This has generally led to higher sales in our second and third quarters due to increases in construction and maintenance during warmer weather. Also, pigment consumption is closely correlated with general economic conditions. When the economy is in an expansionary state, there is typically an increase in pigment consumption while a slow down typically results in decreased pigment consumption. When the construction industry or the economy is in a period of decline, TOR's sales and profit are likely to be adversely affected.

Critical success factors for the Company include managing its overall global manufacturing facilities to maximize efficiencies in the manufacturing process, controlling costs, increasing market share, developing new markets for our products and the effects of foreign currency fluctuations.

Our 2004 sales were $30,476,000, up approximately 26% from 2003. Net income was $1,104,000, down approximately 13% from 2003 net income of $1,264,000. The primary reason for the reduction in net income is due to significant increases in energy, freight and raw material costs which negatively affected our gross margin. While we generally increase prices to offset cost increases, these actions tend to lag the cost increases.

Our financial performance continues to be heavily dependent on sales of a single product line, HITOX pigment, which accounted for approximately 40% of the 2004 total sales as compared with 48% in 2003. As a result, we continually strive to diversify our sales by developing new products and expanding our existing product lines. During 2004 we designed and constructed a new HITOX processing line at the Corpus Christi operation specifically to allow for the production of .3 Micron HITOX-SF. Final production tests were conducted in January and February 2005 and commercial production commenced in March 2005. In addition, TP&T began producing commercial quantities of both TOR COAT and TOR BRITE in late 2004, which are alumina mono oxyhydrate based pigments for use in the coatings industry. We have established one European customer for TOR COAT and are shipping truckload quantities to this customer. Sampling of TOR BRITE is underway in the US and Canadian markets and both TOR COAT and TOR BRITE are being tested in Europe. TP&T has received approval from one large manufacturer of automotive coatings for the production of TOR COAT and intends to begin supplying later in 2005.

Net Sales: Consolidated net sales for 2004 were approximately $30,476,000, an increase of approximately $6,349,000 or 26% compared with 2003 net sales of approximately $24,127,000. Net sales are higher primarily due to increased volumes in all of our major product lines and to pricing increases. These increases are primarily due to the continued strengthening of the economy in the US and the rest of the world. Also contributing to the increase is the foreign currency exchange rate effect of the weakening US dollar against the Euro.

Following is a summary of our consolidated products sales for 2004 and 2003 (in thousands):

Product	2004 Sales		2003 Sales		$ Increase	% Increase
HITOX	$ 12,053	40%	$ 11,565	48%	$ 488	4%
ALUPREM	8,111	27%	4,735	20%	3,376	71%
SR	5,217	17%	3,514	15%	1,703	48%
BARTEX	2,998	10%	2,551	10%	447	18%
HALTEX	1,119	3%	846	3%	273	32%
OTHER	978	3%	916	4%	62	7%
TOTAL	---------- $ 30,476 =====	------- 100% ====	---------- $ 24,127 =====	------- 100% ====	-------- $ 6,349 ====	------ 26% ===

  ALUPREM Sales - Increased $3,376,000 or 71% in 2004 ($2,615,000 in volume, $145,000 in price increases and $616,000 related to foreign currency exchange rates). The volume increase is primarily due to increased demand from Engelhard Corporation (under a one year purchase agreement) which represented approximately 16% of the total consolidated sales and 59% of our total ALUPREM sales in 2004. On December 20, 2004, we entered into a new agreement with Engelhard Corporation to supply 100% of their 2005 requirements for a specific grade of ALUPREM.

  SR Sales - Increased $1,703,000 or 48% in 2004 due primarily to volume increases related to an increase in demand from KMG as a result of a multi-year agreement that began in 2003.

  HITOX Sales - Increased $488,000 or 4% ($212,000 in volume and $276,000 in price).

  BARTEX Sales - Increased $447,000 or 18% ($150,000 in volume and $297,000 in price).

  HALTEX Sales - Increased $273,000 or 32% ($95,000 in volume and $178,000 in price).

  Other Product Sales - Increased $62,000 or 7%.

The increase in sales of our HITOX, BARTEX and HALTEX is primarily due to the continued strengthening of the US economy.

Our net sales to customers in the US increased approximately $5,754,000 or 34% from $17,033,000 in 2003 to $22,787,000 in 2004. Of the 2004 US sales, approximately $4,758,000 were denominated in Euros. The effect of the US dollar weakening against the Euro was to increase these sales by approximately $434,000 as compared to 2003 exchange rates.

Foreign net sales increased approximately $595,000 or 8% from approximately $7,094,000 in 2003 to $7,689,000 in 2004. The effect of the weakening US dollar was to increase these sales by approximately $182,000 as compared to 2003 exchange rates.

Corpus Christi Operation

Following is a summary of net sales for our Corpus Christi operation for 2004 and 2003 (in thousands):

Product	2004 Sales		2003 Sales		$ Increase	% Increase
HITOX	$ 9,273	46%	$ 8,730	55%	$ 543	6%
ALUPREM	6,131	30%	3,235	20%	2,896	90%
BARTEX	2,998	15%	2,551	16%	447	18%
HALTEX	1,119	6%	846	6%	273	32%
OTHER	679	3%	470	3%	209	44%
TOTAL	--------- $ 20,200 =====	------- 100% ====	--------- $ 15,832 =====	------- 100% ====	------- $ 4,368 ====	------- 28% ====

  ALUPREM Sales - Increased $2,896,000 of which approximately $2,351,000 related to an increase in volume, $111,000 due to increases in price and $434,000 due to the Euro strengthening against the dollar on Euro denominated sales made in the US as compared to 2003 rates. The volume increase in ALUPREM is primarily due to an increase in demand from Engelhard Corporation which accounted for approximately $2,165,000 of the increase.

  HITOX Sales - Increased $543,000 or 6% of which approximately $392,000 related to an increase in volume and $151,000 due to increases in price.

  Other Product Sales - Increased $209,000 primarily due to a trial purchase of Synflux by a potential new customer.

Netherlands Operation

Our subsidiary in the Netherlands, TP&T, manufactures and sales ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers. The following table represents TP&T's ALUPREM sales (in thousands) for 2004 and 2003 to third party customers. All inter-company sales have been eliminated.

Product	2004 Sales		2003 Sales		$ Increase	% Increase
ALUPREM	$ 1,980 ====	100% ====	$ 1,500 ====	100% ====	$ 480 ===	32% ===

  ALUPREM Sales - Increased $480,000 or 32% over 2003 of which approximately $264,000 related to an increase in volume, $34,000 due to price increases and $182,000 related to foreign currency exchange rates. These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T's customer base.

  TP&T also produces 99% of the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our Corpus Christi operation. The following table represents TMM's sales (in thousands) for 2004 and 2003 to third party customers. All inter-company sales have been eliminated.

Product	2004 Sales		2003 Sales		$ Increase	% Increase
SR	$ 5,217	63%	$ 3,514	52%	$ 1,703	48%
HITOX	2,780	33%	2,835	42%	(55)	(2)%
OTHER	299	4%	446	6%	(147)	(33)%
TOTAL	------- $ 8,296 ====	------- 100% ====	------- $ 6,795 ====	------- 100% ====	------- $ 1,501 ====	------- 22% ====

  SR Sales - Increased $1,703,000 primarily due to volume increases in sales to KMG under a multi-year sales contract.

  HITOX Sales - Decreased $55,000 as a result of a decrease in volume of $187,000 over 2003 offset by price increases of $132,000. The volume decrease is primarily due to a reduction in TMM's third party sales to one customer.

  Other Product Sales - Decreased $147,000 due primarily to a one time sale of Zircon in 2003.

  TMM also supplies SR to the Corpus Christi operation which is used in the production of HITOX and supplies the Corpus Christi operation HITOX which is sold to the US customers on the West Coast (these sales are excluded from the above table).

Gross Margin: Gross margin increased $735,000 over 2003, however, as a percentage of sales the margin decreased 2% from 24% in 2003 to 22% in 2004. Significant factors contributing to the gross margin increase are:

  Volume increases of approximately $1,575,000 primarily due to volume increases throughout all of our product lines.

  Net sales price increases of approximately $750,000 primarily related to HITOX, BARTEX and HALTEX sold through the Corpus Christi location. The price effect increased margin percentage by approximately 3%.

  Reduction of TMM's shutdown costs of approximately $190,000. The main production facility at TMM was shutdown during the first quarter of 2003 and was in production during all of 2004. This improved the margin by approximately 1%.

  The effect of the Euro strengthening against the US dollar on translating Euro denominated sales and expenses resulted in approximately $190,000 increase in the margin. The change in mix of Euro based sales and expenses resulted in a 1% increase to the margin.

Offsetting the margin improvements are increased costs of production which are primarily due to:

  Fuel price increases at all locations of approximately $630,000 (2% of sales).

  Raw material cost increases related to the production of ALUPREM at TP&T and BARTEX and HALTEX at Corpus Christi of approximately $515,000 (2% of sales).

  Freight cost increases, primarily relating to freight-in costs associated with transporting SR from TMM to Corpus Christi, of approximately $480,000 (2% of sales).

  Maintenance expenses, primarily at TMM and Corpus Christi, increased approximately $350,000 (1% of sales). The increase in maintenance expenses are necessary in order to maintain present and future operating efficiencies.

General, Administrative and Selling Expenses: Total general, administrative and selling expenses ("SG&A") increased from $3,680,000 in 2003 to $4,567,000 in 2004, an increase of $887,000 or 24%. Significant factors contributing to the increase are:

  Salary and benefits increased approximately $325,000 primarily due to an increase in personnel and wage/benefit increases.

  Stock option expense increased $110,000 due to additional options granted during the year.

  Travel and entertainment and sales promotion expenses increased approximately $115,000 due to activity promoting our products.

  Accounting fees increased $185,000 primarily due to an increase in audit fees and Sarbanes-Oxley Section 404 implementation costs.

  Legal fees increased approximately $50,000.

  Investor relations increased $40,000 and various other SG&A expenses increased approximately $62,000

Interest Expense: Net interest expense in 2004 decreased $67,000 from $295,000 in 2003 to $228,000 in 2004. Included in the decrease was an adjustment in the amount of $33,000 which we recorded in the first quarter 2004 to reduce interest expense which represented a refund of excess interest payments made in 2003. Interest expense at the Corpus Christi operation decreased approximately $24,000 compared to 2003 primarily related to a reduction in related party debt and outstanding debt on the line of credit. TMM's interest expense decreased $54,000 primarily due to a decrease in TMM's utilization of its line of credit and ECR financing. TP&T's interest expense increased $44,000 compared to 2003 primarily due to new long-term debt on equipment financing and their facility expansion.

Income Taxes: We recorded $183,000 in income taxes in 2004, a $122,000 increase over 2003. Income taxes consisted of approximately $32,000 in State income taxes in the US and $151,000 of deferred tax expense recorded for TMM.

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $40,000 from the end of 2003 to the end of 2004. Cash provided by operations accounted for $2,326,000 and financing activities provided $3,359,000. The Company used $5,665,000 in investment activities related primarily to the facility expansion at TP&T and the purchase of fixed assets at both the Corpus Christi operation and TP&T. The effect of the exchange rate fluctuations accounted for a decrease in cash of $60,000.

(In thousands)		2004		2003
Net cash provided by (used in)
Operating activities		$2,326		$1,583
Investing activities		(5,665)		(2,152)
Financing activities		3,359		829
Effect of exchange rate fluctuations		(60)		--
Net change in cash and cash equivalents	$	--------- (40) =====	$	--------- 260 =====

Operating Activities

Cash provided by operating activities in 2004 increased approximately $743,000 or 47% compared to 2003. The following are the major non-cash adjustments to net income and changes in working capital affecting cash provided by operating activities:

  Deferred Income Taxes: The increase in our deferred income taxes was due to the recognition of deferred tax liabilities at both TMM and TP&T.

  Accounts Receivable: Accounts receivable increased approximately $526,000 from the end of 2003 to the end of 2004 primarily due to the increase in sales volume offset by an increase in collection efforts during the fourth quarter 2004. Accounts receivable at the Corpus Christi operation decreased $350,000 on higher fourth quarter sales due primarily to increased collection efforts; TP&T's increased $195,000 due primarily to higher sales in the fourth quarter 2004; and TMM's increased $681,000 primarily due to a larger the fourth quarter sale of SR to KMG.

  Inventories: Inventories increased approximately $1,054,000 from the end of 2003 to the end of 2004. Inventories at the Corpus Christi operation increased $1,087,000 primarily as a result of an increase in their raw materials of $2,125,000 (primarily SR and Barite) which was offset by a decrease in HITOX finished goods inventories of approximately $1,038,000. TP&T's inventories increased $131,000 primarily as a result of an increase their raw materials due to an increase in the operation's production requirements. TMM's inventories decreased $164,000 primarily relating to a decrease in their SR inventory.

  Other Current Assets: Other current assets increased approximately $123,000 primarily due to an increase in VAT tax at TP&T which is refundable.

  Accounts Payable and Accrued Expenses: Trade accounts payable and accrued expenses increased approximately $1,033,000 from the end of 2003 to the end of 2004. Of the increase, the Corpus Christi operation accounted for approximately $1,029,000 primarily related to the HITOX plant expansion that came on line the end of 2004. TP&T's increased approximately $502,000 primarily due to the expansion of their plant facility and TMM's decreased $498,000 due to the timing of funds received from inter-company sales.

Investing Activities

Cash used in investing activities increased approximately $5,665,000 from the end of 2003 to the end of 2004 primarily for the purchase of fixed assets related to the expansion of our HITOX and ALUPREM production and the facility expansion at TP&T. Net investments for each of the Company's three locations are as follows:

  Corpus Christi Operation: We invested approximately $2,983,000 primarily related to the new HITOX production facility. The plant expansion will increase production of HITOX titanium dioxide pigment at Corpus Christi by approximately 10,000 tons annually and utilize a new proprietary production process, which is expected to reduce costs and we believe has the potential to increase the size of the market for HITOX.

  Netherlands Operation: We invested approximately $2,301,000 at TP&T primarily relating to their facility expansion and equipment to expand the ALUPREM production capacity. TP&T purchased the property adjacent to their existing plant site consisting of land and a small office building. In addition, TP&T has nearly completed the expansion of their existing building that effectively added another 10,000 square feet of plant space. The estimated cost to complete the facility expansion, which is scheduled for the first quarter 2005, is approximately $170,000. The equipment purchased in 2004 will allow TP&T to double their output of alumina and ultra fine white pigments. On January 3, 2005, TP&T finalized their purchase commitment for the acquisition of a 10,000 square foot warehouse with a loading dock at a cost of approximately $674,000. TP&T has restricted cash of approximately $219,000 that will be utilized during the first quarter 2005 towards the cost to complete the building expansion.

  Malaysian Operation: Our net investment in 2004 at TMM of approximately $162,000 was primarily related to equipment upgrades for the production of SR.

Financing Activities

Financing activities provided cash of approximately $3,359,000 for the twelve-month period ending December 31, 2004. Significant factors relating to financing activities include the following:

  Lines of Credit: Our borrowings on the domestic line of credit ("US Line") decreased $700,000 from $2,825,000 at the end of 2003 to $2,125,000 at the end of 2004. The decrease in the Company's US Line was due primarily to the funds received in the placement of common and preferred stock issued in January 2004. TP&T's bank line of credit increased approximately $115,000 from the end of 2003 to the end of 2004. The increase in TP&T's line of credit was due primarily to the financing of new equipment and their facility expansion.

  Export Credit Refinancing - Malaysia: TMM's borrowings under the export credit refinancing facility ("ECR") decreased approximately $280,000 from $840,000 at the end of 2003 to $560,000 at the end of 2004 due primarily to the timing of cash receipts related to large SR sales to Corpus Christi and third parties. The ECR is a government supported financing arrangement specifically for exporters. TMM uses the ECR short-term financing of 150 days against customers' and inter-company purchase orders.

  Related Party Term Loan: In February 2004, we reduced the term loan received from members of our Board of Director's from $1,000,000 to $500,000. In addition, our loan to Paulson Ranch, in the amount of $231,000 was paid off in February 2004.

  Long-term Debt - Financial Institutions: TP&T's net long-term debt increased approximately $1,475,000 due to a new term loan for the purchase of equipment ($825,000) and a mortgage loan ($650,000). On January 3, 2005, TP&T entered into a new mortgage loan, in the amount of $633,000 to fund the acquisition of a 10,000 square foot warehouse located adjacent to their existing production facility. TMM paid off their long-term debt of approximately $70,000 in February 2004.

  Issuance of Preferred and Common Stock: In January 2004, we raised approximately $2,500,000 through the placement of 526,316 shares of common stock and $1,000,000 through the placement of 200,000 shares of convertible preferred stock. We used $2,700,000 of the proceeds to pay amounts owed under our domestic line of credit and $500,000 to reduce the related party term loan from members of our Board of Directors (David Hartman and Douglas Hartman). The balance of the proceeds was used for working capital purposes.

  Issuance of Common Stock Options: The Company received proceeds of $253,000 in 2004 as a result of employees and Directors exercising their common stock options.

Liquidity

The terms of the our borrowings contain restrictions and covenants, including subjective acceleration clauses and demand clauses on our foreign debt and covenants on our US debt based on our performance. Our failure to comply with such restrictions and covenants, or the exercise of subjective acceleration or demand clauses, could adversely affect our financial position. Management believes that it has adequate liquidity for fiscal year 2005 and expects to maintain compliance with all financial covenants throughout 2005.

Domestic Operations

We entered into a new loan agreement with Bank of America, N.A. (the "Bank") on December 21, 2004, which amended and restated our previous loan agreement (the "Agreement") with the Bank dated August 23, 2002, as amended. Under the loan agreement, the Bank has agreed to continue to provide us with a $5,000,000 revolving line of credit (the "Line") subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000. The revolving loan is due on October 1, 2006. The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line. Our prior term loan with the Bank in the amount of $782,500 was restated under the loan agreement to the unpaid balance of $581,859. The term loan bears interest at 5.2% and matures on May 1, 2007. We are required to make monthly principal payments in the amount of $20,064 with payments commencing on January 1, 2005. Both the Line and the term loan are secured by our US property, plant and equipment, as well as inventory and accounts receivable. At December 31, 2004, we had $2,125,000 outstanding on the Line and $654,000 was available to us on that date based on eligible accounts receivable and inventory borrowing limitations.

In 2003 the US revolving line of credit was classified as current due to the subjective acceleration clauses that allowed the Bank to accelerate payment in the event that, in the judgment of the Bank, we experienced adverse changes in our business. As noted above, we entered into a new loan agreement with the Bank on December 21, 2004. The new loan removed the subjective acceleration clauses and, as a result, we reclassified the US revolving line of credit from current to long-term debt on December 31, 2004, which is due on October 1, 2006.

The loan agreement contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations. The loan agreement also requires us to notify the Bank upon the occurrence of a "material adverse event", which among other items, is considered to be an event that may adversely affect our financial condition, business, properties, operations, the Bank's collateral or the Bank's ability to enforce its rights under the loan agreement. Under our prior loan agreement with the Bank, the determination of an occurrence of a "material adverse event" was solely at the discretion of the Bank.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio - Required to be less than or equal to 2.0 to 1.0. At December 31, 2004, the Company's Debt to Net Worth Ratio was 0.3 to 1.0.

  Current Ratio - Required to be at least 1.1 to 1.0. At December 31, 2004, the Company's Current Ratio was 1.8 to 1.0.

  Fixed Charge Coverage Ratio - Required to be at least 1.25 to 1.0. For the four quarters ended December 31, 2004, the Company's Fixed Charge Coverage Ratio was 5.2 to 1.0.

As of and for the four quarters ended December 31, 2004, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond December 31, 2004.

Related Party Transactions

We entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch, Ltd. Paulson Ranch made a loan to TOR in the amount of $600,000 with an interest rate of 10.0%. The loan, which is subordinate to Bank of America, N.A., is secured by the Company's assets. The principal balance outstanding on December 31, 2003 was $230,735. On February 6, 2004, we paid the outstanding principal balance of $230,735 to Paulson Ranch.

On December 12, 2003, we entered into a loan and security agreement with the Company's Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to TOR in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The loan, which is subordinate to Bank of America, N.A. and to the April 5, 2001 loan with Paulson Ranch, is secured by the Company's assets. Principal is due and payable on or before February 15, 2005. Accrued interest is paid monthly. The principal balance outstanding on December 31, 2004 was $500,000. The loan proceeds were used for working capital. On February 1, 2005, this loan was extended under the same terms and conditions to February 15, 2006.

On December 12, 2003, we entered into a loan and security agreement David Hartman, a member of our Board of Directors and a 7.9% shareholder, through the D & C H Trust, under which the D &C H Trust made a loan to TOR in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The loan, which is subordinate to Bank of America, N.A. and to the April 5, 2001 loan with Paulson Ranch, is secured by the Company's assets. We paid the outstanding principal balance of $250,000 and accrued interest to the D & C H Trust on February 6, 2004. The loan proceeds were used for working capital.

On December 12, 2003, we entered into a loan and security agreement with Douglas Hartman, a member of our Board of Directors and a 7.9% shareholder, through the Douglas MacDonald Hartman Family Irrevocable Trust (the "Trust"), under which the Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The loan, which is subordinate to Bank of America, N.A. and to the April 5, 2001 loan with Paulson Ranch, is secured by the Company's assets. We paid the outstanding balance of $250,000 and accrued interest to the Trust on February 6, 2004. The loan proceeds were used for working capital.

Netherlands Operations

On July 7, 2004, our subsidiary, TP&T, entered into a new loan agreement with Rabobank in the Netherlands. The agreement increased TP&T's line of credit from Euro 650,000 to Euro 760,000 ($1,031,000 at December 31, 2004) for the purpose of funding the refundable portion of VAT tax on the operation's building expansion. The increase in TP&T's line of credit will be in effect until March 31, 2005. The credit facility is secured by TP&T's inventory and accounts receivable. We have guaranteed this credit facility. At December 31, 2004, TP&T had utilized Euro 562,000 ($762,000) of their short-term credit facility with an interest rate of Bank prime plus 2% (6.75% at December 31, 2004).

On July 7, 2004, TP&T entered into a mortgage loan with Rabobank. The mortgage, in the amount of Euro 485,000 ($658,000 at December 31, 2004), will be repaid over 25 years with interest fixed at 5.2% per year for the first four years. TP&T utilized Euro 325,000 ($441,000 at December 31, 2004) of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building. The balance of the loan proceeds, Euro 160,000 ($217,000 at December 31, 2004), will be used for expansion of TP&T's existing building. These funds have been placed in a restricted account for the building expansion and will remain in the restricted account until the we have invested Euro 470,000 ($638,000 at December 31, 2004) in the expansion of TP&T's current plant facility. Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029. The monthly principal payment is Euro 1,616 ($2,192 at December 31, 2004). The loan balance at December 31, 2004 was Euro 479,000 ($650,000 at December 31, 2004). The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On April 2, 2004, TP&T, entered into a new loan agreement with Rabobank. The new loan agreement with Rabobank funded a term loan in the amount of Euro 676,000 ($917,000 at December 31, 2004). The proceeds of the term loan were used to reduce the credit facility and reduce inter-company payables to Corpus Christi. The term loan, which is secured by TP&T's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%. We have guaranteed this term loan. Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009. The monthly principal payment is Euro 11,266 ($15,285 at December 31, 2004). The loan balance at December 31, 2004 was Euro 608,000 ($825,000 at December 31, 2004).

TP&T's loan agreements covering both the credit facility and the term loans include subjective acceleration clauses that allow the Rabobank to accelerate payment if in the judgment of the bank, there are adverse changes in the Company's business. We believe that such subjective acceleration clauses are customary in the Netherlands for such facilities. However, if demand is made by the lending institutions, we may require additional debt or equity financing to meet our working capital and operational requirements, or if required, to refinance the demanded indebtedness.

Malaysian Operations

Our subsidiary, TMM, entered into new loan agreements on November 23, 2004, with two banks in Malaysia, HSBC Bank Malaysia Berhad ("HSBC") and RHB Bank Berhad ("RHB") to renew their short term credit facilities through October 31, 2005. The RHB facility provides for an overdraft line of credit up to 1,000,000 Ringgits ($263,000) and an export line of credit ("ECR") up to 9,300,000 Ringgits ($2,447,000). The HSBC facility provides for an overdraft line of credit up to 500,000 Ringgits ($132,000) and an ECR up to 8,000,000 Ringgits ($2,105,000). The overdraft facilities bear interest at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad. The ECR is a government supported financing arrangement specifically for exporters and is used by TMM for short-term financing of up to 120 to 180 days against customers' and inter-company shipments. The borrowings under the short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide that the banks may demand repayment at any time. We believe such a demand provision is customary in Malaysia for such facilities. The loan agreements are secured by TMM's property, plant and equipment. The credit facilities prohibit TMM from paying dividends and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC. At December 31, 2004, TMM had utilized $560,000 of their facility under the ECR, with a weighted average interest rate of 3.5%.

At December 31, 2003, TMM had two term loans with HSBC Bank Labuan and RHB Bank Labuan with an outstanding principal balance on each of the two term loans of $34,998 for total outstanding borrowings of

$69,996. The loans were secured by TMM's inventory, accounts receivable, and property, plant and equipment. These loans were fully paid on February 26, 2004.

Convertible Debentures

In April 2001, the Company raised $3,010,000 in a private placement of common stock and convertible debentures. In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. At December 31, 2002, all but 200,000 debentures had been converted to common stock. On April 3, 2003, the Renaissance Group exercised its option to convert the remaining 200,000 debentures with a carrying value of $360,000 into 200,000 common shares at the $1.80 per share conversion rate.

Subsequent Liquidity Events

On January 3, 2005, TP&T entered into a new mortgage loan with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T's existing production facility. The mortgage, in the amount of Euro 470,000 ($633,000 on January 3, 2005), will be repaid over 25 years with interest fixed at 4.672% per year for the first five years. Thereafter, the rate will change to Rabobank prime plus 1.75%. Monthly principal and interest payments will commence on February 28, 2005 and will continue through January 31, 2030. The monthly principal payment will be Euro 1,566 ($2,125 at December 31, 2004). The mortgage is secured by the land and building purchased on January 3, 2005.

On February 1, 2005, Paulson Ranch, Ltd. extended the maturity date of its $500,000 loan to us from February 15, 2005 to February 15, 2006 under the same terms and conditions.

Critical Accounting Policies

General

TOR's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation. TOR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Foreign Currency

Results of operations for our foreign subsidiaries, TMM and TP&T, are translated from the designated functional currency to the US dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income (loss). The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings. However, the effects of changes in exchange rates associated with our US dollar denominated loans to TP&T that are of a long-term investment nature are reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements.

Depreciation

Our policy is to depreciate the SR production equipment (with a net book value of at December 31, 2004 and 2003 of $5,563,000 and $6,667,000, respectively which is included in machinery and equipment) over its remaining useful life using the units of production method and to evaluate the remaining life and recoverability of such equipment based on the projected units of production. There have been no material changes in the estimates of the units to produce upon which the units of production method of depreciation is based. All other property, plant and equipment is depreciated on the straight line basis from three to 39 years.

Bad Debt

TOR maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies. Significant management judgment is required in determining the effective rate and in evaluating our tax position. We have domestic and foreign net deferred tax assets resulting primarily from net operating loss carryforwards. These deferred tax assets are netted against our deferred tax liabilities in the jurisdiction in which they arose. If the result is a net deferred tax asset, it is fully reserved due to uncertainties related to future taxable income levels.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Goodwill

We adopted the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Intangible Assets", effective January 1, 2002. Under the provisions of Statement No. 142, the value of our goodwill (with a carrying value of approximately Euro 1,460,000 or $1,981,000 based on December 31, 2004 exchange rate) is not subject to amortization. We evaluate the carrying value of the goodwill at least annually, or more frequently if indicators of impairment are noted. First, we identify potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the carrying amount exceeds the fair value, we calculate the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Based upon our most recent analysis, we believe that no impairment exists at December 31, 2004. There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

Valuation of Long-Lived Assets

The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on estimates of future cash flows, salvage values or net sales proceeds. These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management's estimates.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases

As of December 31, 2004, the Company leased 12.86 of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority and manufacturing equipment from Banc of America Leasing & Capital, LLC. The minimum future rental payments under these and other immaterial operating leases as of December 31, 2004 are as follows:

Years Ending December 31,

(In thousands)
2005		$217
2006		213
2007		197
2008		197
2009		197
Later years		1,185
Total minimum lease payments	$	------- 2,206 ====

Purchase Commitment

On July 20, 2004, we announced that our subsidiary, TP&T, has committed to the purchase of a 10,000 square foot warehouse with a loading dock located adjacent to TP&T's existing production facility for Euro 470,000 ($633,000). TP&T purchased this property on January 3, 2005.

Building Construction:

At December 31, 2004, the expansion of TP&T's existing facility from 10,000 square feet to 20,000 square feet was approximately 80% complete. The expansion is scheduled for completion during the first quarter 2005. The estimated cost to complete the project is approximately Euro 125,000 ($170,000 at December 31, 2004)

Except as noted above, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The following is a summary of all significant contractual obligations, both on and off Balance Sheet, as of December 31, 2004, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2005	2006	2007	2008	2009 +
Long-term Debt	$ 4,681	$ 950	$ 2,575	$ 310	$ 210	$ 636
Operating Leases	2,206	217	213	197	197	1,382
Purchase Commitment	633	633	--	--	--	--
TP&T Building Expansion	170	170	--	--	--	--
Total	-------- $ 7,690 ====	-------- $ 1,970 ====	-------- $ 2,788 ====	------ $ 507 ===	------ $ 407 ===	-------- $ 2,018 ====

Other matters

Anticipated Capital Expenditures

At December 31, 2004, we had $681,000 in assets not yet placed in service. These assets consist primarily of equipment and other construction costs related to the US Alumina plant construction. We originally planned to complete construction of the Alumina plant and begin US production in 2004. However, due to the need to quickly add Alumina production capacity in 2003, we elected to add production capacity at our existing Alumina plant at TP&T. We expect to complete construction and begin production of the US Alumina plant in the next two to three years. The expected costs to complete the US Alumina production line are approximately $4,000,000 to $6,000,000 depending upon the final scope of the project.

Inflation

General inflation has not had a significant impact on our business, and it is not expected to have a major impact in the foreseeable future.

Foreign Operations - Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TP&T in the Netherlands. TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency. If the value of the Ringgit compared with the US dollar floated, the Company would report the effects of translating the Ringgit to the US dollar in an equity account in the consolidated balance sheet. However, Malaysia imposed capital controls and fixed its Ringgit currency at 3.8 Ringgits per 1 US dollar in September of 1998 to stem the outflow of short-term capital in the wake of the Asian financial crisis. The Malaysian government has not changed the fixed exchange rate since that time. The majority of TMM's sales are denominated in US dollars and expenses are denominated in the Malaysian Ringgit. As the Malaysian Ringgit is pegged to the US dollar, there is insignificant translation and/or transaction effects of changing foreign currency rates. Because there is no guarantee that the Malaysian Government will maintain the pegged rate to the US dollar, TMM's non-Ringgit transactions and balance sheet items are hedged using forward exchange contracts. (See "Foreign Currency Forward Contracts" on page 28).

In the first quarter 2004, we changed TP&T's functional currency from U.S. dollar (USD) functional to Euro functional currency primarily as a result in a shift of a substantial majority of TP&T's sales contracts to Euro based contracts. In 2003, a substantial majority (approximately 64%) of TP&T's sales were USD denominated. Gains and losses resulting from translating the Balance Sheet from Euros to US dollars (including long-term Intercompany investments which are considered part of the net-investment in TP&T) are now recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet. As a result of this change in functional currency, non-monetary assets and liabilities that had previously been accounted for using historical exchange rates between the Euro and USD have been translated at current exchange rates. Had the Company not made this change, year to date pretax income would have decreased approximately $135,000. As of December 31, 2004, the cumulative translation adjustment related to the change in functional currency totaled $1,737,000, net of taxes of $128,000. Such adjustment had an effect on the following balance sheet items:

(In thousands)
Property plant & equipment, net		$1,466
Goodwill		698
Other, net		(427)
Total, net of tax	$	------- 1,737 ====

Natural Gas Contracts

To protect against the increase in the cost of natural gas used in the manufacturing process, we have instituted a selective natural gas hedging program. We hedge portions of our forecasted natural gas purchases with forward contracts. When the price of natural gas increases, its cost is offset by the gains in the value of the forward contracts designated as hedges. Conversely, when the price of natural gas declines, the decrease in the cash flows on natural gas purchases is offset by losses in the value of the forward contract.

On September 3, 2002, we entered into a natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. The contract was designated as a cash flow hedge. The contract was settled based on natural gas market prices for January 1, 2003 through April 30, 2003. We paid fixed prices averaging $3.90 per MM Btu on notional quantities amounting to 60,000 MM Btu's. The fair value of the hedge decreased $56,145 from December 31, 2002, to April 30, 2003 due to the settlement of the hedge.

On September 16, 2003, we entered into a new natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program. We designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas. The contract was settled based on natural gas market prices from January 1, 2004 through April 30, 2004. We paid fixed prices averaging $5.26 per MM Btu on notional quantities amounting to 80,000 MM Btu's. The fair value of the hedge decreased $73,000 from December 31, 2003 to April 30, 2004 due to the settlement of the hedge. The recognition of this gain had no effect on our cash flow.

At December 31, 2004, we did not have a natural gas hedge contract outstanding.

Foreign Currency Forward Contracts

To protect our exposure to foreign exchange risks, we enter into foreign currency forward contracts. Gains and losses on foreign exchange contracts designated as hedges of identified exposure are offset against the foreign exchange gains and losses on the hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recognized until the transaction occurs. At December 31, 2004, we marked the contracts to market, recording a net gain of approximately $37,000 as a component of "Other Comprehensive Income", $54,000 as a current asset and $17,000 as a current liability on the balance sheet at December 31, 2004. The recognition of this net gain had no effect on our cash flow.

Internal Revenue Service Audit

The US Internal Revenue Service ("IRS") is currently examining our 2002 tax year. Although the IRS has yet to issue any proposed assessments, they have questioned the allowability of a 1994 NOL carryforward of approximately $9,810,000 that is scheduled to expire in 2009. We believe that our position complies with applicable tax law and we do not anticipate any material earnings impact.

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

Changes in Internal Controls. During the period covered by this report, there were no changes that would have materially affected, or which were reasonably likely to materially offset, the Company's internal control over financial reporting.

Item 8B.	Other Information

On November 19, 2004, the Board of Directors approved an increase in the fee for the Audit Committee Chairman from $500 to $1,000 for each committee meeting beginning in 2005.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Election of Directors

Information which will be contained under the caption "Election of Directors" in the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated by reference in response to this Item 9. See Item 4, Part I of this Form 10-KSB for the caption "Executive Officers" for information concerning executive officers.

Code of Ethics

The Company had adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing similar functions) and employees. The Code of Ethics can be viewed on the Company's web site at www.torminerals.com. The Company intends to post amendments to, or waivers from, its Code of Ethics that apply to its Chief Executive Officer, Chief Financial Officer, Controller and any other person performing similar functions, on its website.

Item 10.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

The discussion under the caption "Certain Transactions", which will be contained in the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.	Exhibits
(a)	The following documents are being filed as part of this annual report on Form 10-KSB:
1.	Financial Statements - The financial statements filed as part of this report are listed in the "Index to Financial Statements" on page F-1 hereof.
2.	Exhibits - The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description

2.1(2)	Purchase and Sale agreement effective March 1, 2000 between TOR Minerals International, Inc. and Megamin Ventures Sdn. Bhd.
2.2(5)	Asset purchase agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.3(5)	Closing agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.4(5)	Non-Compete agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group

3.1	Certificate of Incorporation of the Company as amended through December 31, 2004
3.2	By-laws of the Company, as amended through December 31, 2004

4.1(1)	Form of Common Stock Certificate
4.2(5)	Form of Convertible Subordinated Debenture of the Company and Renaissance U.S. Growth and Income Trust, PLC, dated April 5, 2001, in the amount of $360,000

10.1(1)	Lease from Port of Corpus Christi Authority dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority dated January 12, 1988 as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 Hitox Profit Sharing Plan & Trust
10.4(3) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(4)	Amendment of Leases from Port of Corpus Christi Authority dated July 11, 2000
10.6(6)	Security and Loan Agreement with Paulson Ranch dated April 5, 2001
10.7(7)	Subordination Agreement between the Company, Paulson Ranch, Ltd., and Bank of America dated May 1, 2002
10.8(8)	Security and Loan Agreement with Paulson Ranch dated December 12, 2003
10.9(8)	Security and Loan Agreement with D & C H Trust dated December 12, 2003

10.10(8)	Security and Loan Agreement with Douglas MacDonald Hartman Family Irrevocable Family Trust dated December 12, 2003
10.11(9)	Form of Common Stock Purchase Agreement dated January 16, 2004
10.12(9)	Form of Series A Convertible Preferred Stock Purchase Agreement dated January 15, 2004
10.13(11)	Master Lease Agreement with Bank of America Leasing & Capital, LLC ("BALC") dated August 9, 2004
10.14(11) *	Schedule No. 1 to Master Lease Agreement with BALC dated September 27, 2004
10.15(12)	Schedule No. 2 to Master Lease Agreement with BALC dated December 21, 2004
10.16	Loan Agreement with Bank of America, N.A., dated December 21, 2004
10.17	Loan Agreement with HSBC Bank, dated November 23, 2004
10.18	Loan Agreement with RHB Bank, dated November 23, 2004
10.19 *	2004 Sale and Purchase Agreement with Engelhard Corporation, dated February 2, 2004
10.20 *	2005 Sale and Purchase Agreement with Engelhard Corporation, dated December 20, 2004
10.21 (13)	Sales Agreement with Kerr-McGee Chemical, LLC, dated March 28, 2003 and effective April 1, 2003
10.22 **	Form of Incentive Stock Option Agreement for Officers A
10.23 **	Form of Incentive Stock Option Agreement for Officers B
10.24 **	Form of Nonqualified Option Agreement for Directors
10.25	Allonge and Amendment to Promissory Note with Paulson Ranch, Ltd, dated February 1, 2005
10.26	First Amendment to Security Agreement with Paulson Ranch, Ltd, dated February 1, 2005

15.1(10)	Letter dated July 15, 2004 from Ernst & Young LLP to the Securities and Exchange Commission

21
Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and
TOR Processing & Trade BV

23.1	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP
23.2	Consent of Ernst & Young, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company's Form 8-K dated March 1, 2000
(3)	Incorporated by reference to the exhibit filed with the Company's Form S-8 dated May 25, 2000
(4)	Incorporated by reference to the exhibit filed with the Company's Form 10-KSB dated December 31, 2000
(5)	Incorporated by reference to the exhibit filed with the Company's Form 8-K dated May 16, 2001
(6)	Incorporated by reference to the exhibit filed with the Company's June 30, 2001 Form 10-QSB
(7)	Incorporated by reference to the exhibit filed with the Company's March 31, 2002 Form 10-QSB
(8)	Incorporated by reference to the exhibit filed with the Company's December 12, 2003 Form 8-K
(9)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(10)	Incorporated by reference to the exhibit filed with the Company's July 14, 2004 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company's October 5, 2004 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company's December 22, 2004 Form 8-K
(13)	Incorporated by reference to exhibit 10.2 filed with the Company's Registration Statement on Form S-3/A (No. 333-114483) filed August 16, 2004
*	Confidential treatment has been requested for certain portions of the exhibit
**	Constitutes a compensation plan or agreement under which executive officers may participate

Item 14.	Principal Accountant Fees and Services

Information under the caption "Disclosure on Fees - Audit Fees and Tax Fees", which will be contained in the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TOR MINERALS INTERNATIONAL, INC.
(Registrant)

By	RICHARD L. BOWERS
Richard L. Bowers, President and CEO
Date: March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signatures	Capacity with the Company	Date

RICHARD L. BOWERS (Richard L. Bowers)	President and Chief Executive Officer Director	March 30, 2005
BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 30, 2005
LAWRENCE W. HAAS (Lawrence W. Haas)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 30, 2005
W. CRAIG EPPERSON (W. Craig Epperson)	Director	March 30, 2005
DAVID HARTMAN (David Hartman)	Director	March 30, 2005
DOUG HARTMAN (Doug Hartman)	Director	March 30, 2005
SI BOON LIM (Si Boon Lim)	Director	March 30, 2005
THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 30, 2005
CHIN YONG TAN (Chin Yong Tan)	Director	March 30, 2005

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-KSB

Item 7. Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheet of TOR Minerals International, Inc. and Subsidiaries ("the Company") as of December 31, 2004, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas

March 28, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheet of TOR Minerals International, Inc. as of December 31, 2003 and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. at December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for stock-based compensation.

/s/ Ernst & Young LLP

San Antonio, Texas

February 3, 2004

TOR Minerals International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

		December 31,
		2004		2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$341		$381
Receivables:
Trade accounts receivable, net		5,609		5,072
Inventories		5,977		4,895
Other current assets		519		399
Total current assets		---------- 12,446		---------- 10,747
PROPERTY, PLANT AND EQUIPMENT, net		18,988		13,470
GOODWILL, net		1,981		1,283
OTHER ASSETS		219		42
	$	---------- 33,634 =====	$	---------- 25,542 =====
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable		$3,281		$2,738
Accrued expenses		1,358		744
Notes payable under lines of credit		762		3,416
Export credit refinancing facility		560		840
Current maturities of long-term debt - Financial Institutions		450		240
Current maturities of long-term debt - Related Parties		500		--
Total current liabilities		---------- 6,911		---------- 7,978
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Long-term debt - Financial Institutions		1,606		411
Notes payable under lines of credit		2,125		--
Related party debt - Paulson Ranch		--		231
Related party debt - Paulson Ranch, D&CH Trust, Douglas MacDonald Hartman Family Irrevocable Trust		--		1,000
DEFERRED TAX LIABILITY		279		--
Total liabilities		---------- 10,921		---------- 9,620
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 12/31/04 and no shares at 12/31/03		2		--
Common stock $.25 par value: authorized, 10,000 shares; 7,784 shares issued and outstanding at 12/31/04 and 7,134 shares at 12/31/03		1,946		1,783
Additional paid-in capital		22,047		18,164
Accumulated deficit		(3,056))		(4,104)
Accumulated other comprehensive income:
Unrealized gains on derivatives		37		79
Cumulative translation adjustment		1,737		--
Total shareholders' equity		---------- 22,713		---------- 15,922
	$	---------- 33,634 =====	$	---------- 25,542 =====

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Income Statements
(In thousands, except per share amounts)

		Years Ended December 31,
		2004		2003

NET SALES		$30,476		$24,127

Cost of sales		23,911		18,297
		----------		----------
GROSS MARGIN		6,565		5,830

Technical services and research and development		453		473
General, administrative and selling expenses		4,567		3,680
Loss on disposal of assets		55		--
		----------		----------
OPERATING INCOME		1,490		1,677

OTHER INCOME (EXPENSE):
Net interest expense		(228)		(295)
Gain (Loss) on Exchange Rate		23		(76)
Other, net		2		19
		----------		----------
INCOME BEFORE INCOME TAX		1,287		1,325
Income tax expense		183		61
		----------		----------
NET INCOME		$1,104		$1,264

Preferred stock dividends		(56)		--
Income Available to Common Shareholders	$	---------- 1,048 =====	$	---------- 1,264 =====

Income per common shareholder:
Basic		$0.14		$0.18
Diluted		$0.13		$0.17

Weighted average common shares and equivalents outstanding:
Basic		7,735		7,059
Diluted		8,034		7,240

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

		Years Ended December 31,
		2004		2003

NET INCOME		$1,104		$1,264

OTHER COMPREHENSIVE INCOME, net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the year		$37		$79
Net (gain) reclassified to income		(79)		(68)
Currency translation adjustment		1,737		--
		----------		----------
Other comprehensive income, net of taxes of $128,000		1,695		11
COMPREHENSIVE INCOME	$	---------- 2,799 =====	$	---------- 1,275 =====

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance at 12/31/2002	--	$--	6,886	$1,721	$17,447	$(5,368)	$68	$13,868

Issuance of common stock			200	50	310			360
Exercise of stock options			48	12	60			72
Option compensation expense					347			347
Net Income						1,264		1,264
Unrealized gain (loss):
Natural gas hedge							17	17
Foreign currency hedge							(6)	(6)
	--------	--------	----------	----------	----------	----------	----------	----------
Balance at 12/31/2003			7,134	1,783	18,164	(4,104)	79	15,922

Issuance of preferred stock	200	2			927			929
Issuance of common stock			526	132	2,276			2,408
Exercise of stock options			124	31	222			253
Option compensation expense					458			458
Dividends declared - preferred						(56)		(56)
Net Income						1,104		1,104
Cumulative translation adjustment							1,737	1,737
Unrealized gain (loss):
Natural gas hedge							(72)	(72)
Foreign currency hedge							30	30
	--------	--------	----------	----------	----------	----------	----------	----------
Balance at 12/31/2004	200	$2	7,784	$1,946	$22,047	$(3,056)	$1,774	$22,713
	====	====	=====	=====	=-====	=====	=====	======

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

Years Ended December 31,

		2004		2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income		$1,104		$1,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		1,142		1,144
Amortization		58		100
Non-cash compensation - Stock Options		458		347
(Gain) loss on sale/disposal of property, plant and equipment		55		(6)
Deferred income taxes		151		--
Provision for bad debts		28		--
Changes in working capital:
Receivables		(526)		(2,445)
Inventories		(1,054)		(280)
Other current assets		(123)		(135)
Accounts payable and accrued expenses		1,033		1,594
Net cash provided by operating activities		---------- 2,326		---------- 1,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment		(5,457)		(2,158)
Proceeds from sales of property, plant and equipment		11		6
Other assets (restricted cash)		(219)		--
Net cash used in investing activities		---------- (5,665)		---------- (2,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payment) from lines of credit		(585)		2,636
Proceeds (payment) from export credit refinancing facility		(280)		(2,284)
Proceeds from long-term bank debt		1,797		--
Payments on long-term bank debt		(391)		(590)
Proceeds from other long-term debt		--		1,000
Payments on other long-term debt		(731)		(5)
Proceeds from the issuance of preferred stock, common stock and exercise of common stock options		3,590		72
Preferred stock dividends paid		(41)		--
Net cash provided by financing activities		---------- 3,359		---------- 829
Effect of exchange rate fluctuations on cash and cash equivalents		(60)		--
		----------		----------
Net increase (decrease) in cash and cash equivalents		(40)		260
Cash and cash equivalents at beginning of year		381		121
Cash and cash equivalents at end of year	$	---------- 341 =====	$	---------- 381 =====

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Continued
(In thousands)

Years Ended December 31,

	2004	2003

Supplemental cash flow disclosures:
Interest paid	$235	$295
Income tax paid	$32	$61

Non-cash financing activities:
Conversion of long-term debt to common stock	$--	$360

See accompanying notes.

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

1.	Summary of Significant Accounting Policies

Business Description

TOR Minerals International, Inc. (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, catalysts and solid surface applications. The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade BV ("TP&T"). All significant intercompany transactions are eliminated in the consolidation process. The Company's global headquarters and US manufacturing site are located in Corpus Christi, Texas ("TOR US"). The Asian headquarters and manufacturing plant are located in Ipoh, Malaysia, and the Company's newest subsidiary is located in Hattem, The Netherlands. Approximately 30% of the Company's employees are represented by an in-house collective bargaining agreement which expires on December 31, 2005. We do not anticipate any problems associated with the renewal or negotiations of the collective bargaining agreement.

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

In the first quarter 2004, the Company changed TP&T's functional currency from U.S. dollar (USD) functional to Euro functional currency primarily as a result in a shift of a substantial majority of TP&T's sales contracts to Euro based contracts. In 2003, a substantial majority (approximately 64%) of TP&T's sales were USD denominated. Gains and losses resulting from translating the Balance Sheet from Euros to US dollars (including long-term Intercompany investments which are considered part of the net-investment in TP&T) are now recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet. As a result of this change in functional currency, non-monetary assets and liabilities that had previously been accounted for using historical exchange rates between the Euro and USD have been translated at current exchange rates. Had the Company not made this change, year to date pretax income would have decreased approximately $135,000. As of December 31, 2004, the cumulative translation adjustment related to the change in functional currency totaled $1,737,000, net of taxes of $128,000. Such adjustment had an effect on the following balance sheet items:

(In thousands)
Property plant & equipment, net	$ 1,466
Goodwill	698
Other, net	(427)
Total, net of taxes	---------- $ 1,737 =====

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments readily convertible to known cash amounts and with a maturity of three months or less at the date of purchase to be cash equivalents.

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

Accounts Receivable

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable including review of agings and current economic conditions. At December 31, 2004 and 2003, the Company maintained a reserve for doubtful accounts of approximately $90,000 and $60,000, respectively.

Foreign Currency

Results of operations for the Company's foreign subsidiaries, TMM and TP&T, are translated from the designated functional currency to the US dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income (loss). The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings. However, the effects of changes in exchange rates associated with our US dollar denominated loans to TP&T that are of a long-term investment nature are reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method. TMM is our primary source for SR. There is only one other available source for the quality of SR required for the production of HITOX. If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX, which accounted for approximately 40% and 48% of our sales for the years ended December 31, 2004 and 2003, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from three to 39 years, except in Malaysia where most of the Company's production facility is depreciated using the units of production method. Depreciation expense computed using the units of production method for 2004 and 2003 was approximately $242,000 and $329,000, respectively. There have been no material changes in the estimates upon which the units of production method of depreciation is based. Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Long-Lived Assets

The impairment of long-lived assets is assessed when changes in circumstances indicate that their current carrying value may not be recoverable. Under Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", assets held for use are tested for impairment if events or circumstances indicate potential impairment. Determination of impairment, if any, is made based on comparison of the undiscounted value of estimated future cash flows to carrying value. Asset impairment losses are then measured as the excess of the carrying value over the estimated fair value of such assets.

Intangible Assets

In June 2001 the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

Finite-lived Intangibles:

The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002. In connection with the Company's purchase of assets from the Royal Begemann Group in May 2001, the Company recorded intangible assets related to non-compete agreements in the amount of $300,000. These intangible assets,

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

which were amortized over three (3) years, were fully amortized in May 2004 with the Company recording amortization of $58,000 and $100,000 in 2004 and 2003, respectively.

Indefinite-lived Intangibles:

The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002. Under the provisions of SFAS 142, the value of the Company's goodwill (with a carrying value approximately Euro 1,460,000 or $1,981,000 based on the exchange rate at December 31, 2004) is not subject to amortization but will be reviewed at least annually for impairment or more frequently if impairment indicators exist. The Company completed its annual impairment test October 1, 2004, and concluded that there was no impairment of recorded goodwill, as the fair value of the reporting unit exceeded the carrying amount as of October 1, 2004. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) title and risk of loss transfers to the customer upon shipment for FOB shipping point sales and when the Company receives confirmation of receipt and acceptance by the customer for FOB destination sales; 3) the price of the products is fixed or determinable; 4) collectibility is reasonably assured.

Shipping and Handling

The Company records shipping and handling costs, associated with the outbound freight on products shipped to customers, as a component of cost of goods sold.

Income Taxes

The Company records income taxes under SFAS No. 109, "Accounting for Income Taxes", using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding and exclude any dilutive effects of options. Diluted earnings per share reflect the effect of all dilutive items.

Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The fair value of all outstanding derivative instruments are recorded on the Consolidated Balance Sheet in other current assets and current liabilities. Derivatives are held as part of a formally documented risk management (hedging) program. All derivatives are straightforward and are held for purposes other than trading. The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, if any, are recorded in current earnings in the current period. If the hedging relationship ceases to be highly effective or if becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings. Changes in the fair value of derivatives are recorded in current earnings along with the change in fair value of the underlying hedged item if the derivative is designated as a fair value hedge or in other comprehensive income if the derivative is designated as a cash flow hedge. If no hedging relationship is designated, the derivative is marked to market through current earnings. The Company utilizes natural gas forward contracts to hedge a portion of its TOR US natural gas needs and foreign currency forward contracts at TOR US and TMM to hedge a portion of its foreign currency risk. (See Note 13 to the "Notes to the Consolidated Financial Statements" on page F-25)

Accounting for Consolidation of Variable Interest Entities

On January 1, 2004, the Company adopted the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses consolidation of business enterprises of variable interest entities. The Company has not acquired any variable interest entities, therefore, the adoption of FIN 46 did not materially impact the Company's financial position or results of operations.

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

Accounting for Stock-Based Compensation - Transition and Disclosure

On January 1, 2003, the Company adopted SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No.123". Upon adoption of SFAS 148, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of Statement 123. The Company utilized the "Modified Prospective Method" of transition as provided for in SFAS 148. Under the Modified Prospective Method, the Company recorded compensation expense related to stock options for the years ended December 31, 2004 and 2003 of approximately $458,000 and $347,000, respectively, reducing diluted earnings per share by $0.06 and $0.05, respectively.

Exercise prices on options outstanding at December 31, 2004, ranged from $0.92 to $5.41 per share. The weighted-average remaining contractual life of the options is 7.32 years. The number of options exercisable at December 31, 2004 and 2003 was 476,450 and 421,650, respectively.

Recent Accounting and Regulatory Pronouncements

FASB Statement No. 123 (Revised 2004), Share-Based Payment

The FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured on the fair value of the equity or liability instruments issued. Statement 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005.

The scope of Statement 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under Opinion 25, many investors and other users of financials statements believed that the failure to include compensation costs in the income statement impaired the transparency, comparability and credibility of financial statements.

As noted above, the Company adopted FASB Statement 148, Accounting for Stock Based Compensation - Transition and Disclosure on January 1, 2003. Upon adoption of Statement 148, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of Statement 123. Therefore, the adoption of Statement 123R should not have an impact on the Company's earnings.

FASB Statement No. 151, Inventory Costs - An amendment to ARB No. 43, Chapter 4

On November 24, 2004, the FASB issued FASB Statement No. 151, Inventory Costs - An amendment to ARB No. 43, Chapter 4. This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the IASB. As part of this effort, the FASB and the ISAB identified opportunities to improve financial reporting be eliminating certain narrow differences between their existing accounting standards. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. Because the Company has historically expensed the abnormal amounts of idle facility expense, freight, handling costs and spoilage, management does not believe that adoption of this statement will materially impact our financial position or results of operations.

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

Reclassifications

Certain 2003 balances have been reclassified for comparative purposes.

2.	Related Party Transactions

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch, Ltd. Paulson Ranch made a loan to the Company in the amount of $600,000 with an interest rate of 10.0%. The loan, which is subordinate to Bank of America, N.A., is secured by the Company's assets. On February 6, 2004, the Company paid the outstanding principal balance of $230,735 and accrued interest to Paulson Ranch.

On December 12, 2003, the Company entered into a loan and security agreement with the Company's Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The loan, which is subordinate to Bank of America, N.A. and to the April 5, 2001 loan with Paulson Ranch, is secured by the Company's assets. Principal is due and payable on or before February 15, 2005. Accrued interest is paid monthly. The principal balance outstanding on December 31, 2004 was $500,000. The loan proceeds were used for working capital. On February 1, 2005, Paulson Ranch, Ltd. extended the maturity date this loan from February 15, 2005 to February 15, 2006 under the same terms and conditions.

On December 12, 2003, the Company entered into a loan and security agreement with David Hartman, a member of the Company's Board of Directors and a 7.9% shareholder, through the D & C H Trust, under which the D &C H Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The loan, which is subordinate to Bank of America, N.A. and to the April 5, 2001 loan with Paulson Ranch, is secured by the Company's assets. The Company paid the outstanding principal balance of $250,000 and accrued interest to the D & C H Trust on February 6, 2004. The loan proceeds were used for working capital.

On December 12, 2003, the Company entered into a loan and security agreement with Douglas Hartman, a member of the Company's Board of Directors and a 7.9% shareholder, through the Douglas MacDonald Hartman Family Irrevocable Trust (the "Trust"), under which the Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate". The loan, which is subordinate to Bank of America, N.A. and to the April 5, 2001 loan with Paulson Ranch, is secured by the Company's assets. The Company paid the outstanding balance of $250,000 and accrued interest to the Trust on February 6, 2004. The loan proceeds were used for working capital.

3.	Private Placement of Common Stock and Series A Convertible Preferred Stock

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

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

4.	Series A Convertible Preferred Stock Dividend

On December 6, 2004, the Company declared a dividend, in the amount of $15,000, for the quarterly period ended December 31, 2004, payable on January 1, 2005, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2004. The Company declared total dividends in 2004 of $56,000 on the Series A Convertible Preferred Stock.

5.	Long-Term Debt and Notes Payable

A summary of long-term debt and notes payable follows:
(In thousands)		December 31,
		2004		2003
Variable rate term note payable to a US bank, with an interest rate of bank prime plus 1.0%, 6.25% at December 31, 2003; due May 1, 2007		$--		$581
Variable rate term note payable to a Malaysian offshore bank, paid February 2004		--		35
Variable rate term note payable to a Malaysian offshore bank, paid February 2004		--		35
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate 10.0%, due April 2005		--		231
Other indebtedness, payable to Paulson Ranch / D&CH Trust / Douglas MacDonald Hartman Family Irrevocable Trust, related parties, with an effective interest rate of 8.0%, due February 2006		500		1,000
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at December 31, 2004, due May 1, 2007.		581		--
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at December 31, 2004, due June 1, 2009. (608 Euro)		825		--
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at December 31, 2004, due July 1, 2029. (479 Euro)		650		--
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 5.25% at December 31, 2004, due October 1, 2006		2,125		--
Total		---------- 4,681		---------- 1,882
Less current maturities		950		240
Total long-term debt	$	---------- 3,731 =====	$	---------- 1,642 =====

In 2003 the US revolving line of credit was classified as current due to the subjective acceleration clauses that allowed the bank to accelerate payment in the event that, in the judgment of the bank, the Company experienced adverse changes in its business. As noted below, the Company entered into a new loan agreement with Bank of America, N.A. on December 21, 2004, which removed the subjective acceleration clauses. As a result, the US revolving line of credit was classified at December 31, 2004 as long-term debt.

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

US Bank Credit Facility

The Company entered into a new loan agreement with Bank of America, N.A. (the "Bank") on December 21, 2004, which amended and restated our previous loan agreement (the "Agreement") with the Bank dated August 23, 2002, as amended. Under the loan agreement, the Bank has agreed to continue to provide us with a $5,000,000 revolving line of credit (the "Line") subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000. The revolving loan is due on October 1, 2006. The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line. The Company's prior term loan with the Bank was restated under the loan agreement to the unpaid balance of $581,859. The term loan bears interest at 5.2% and matures on May 1, 2007. The Company is required to make monthly principal payments in the amount of $20,064 with payments commencing on January 1, 2005. Both the Line and the term loan are secured by the Company's property, plant and equipment, as well as inventory and accounts receivable. At December 31, 2004, the Company had $2,125,000 outstanding on the Line and $654,000 was available to the Company on that date based on eligible accounts receivable and inventory borrowing limitations.

The loan agreement contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations. The loan agreement also requires the Company to notify the Bank upon the occurrence of a "material adverse event", which among other items, is considered to be an event that may adversely affect our financial condition, business, properties, operations, the Bank's collateral or the Bank's ability to enforce its rights under the loan agreement. Under our prior loan agreement with the Bank, the determination of an occurrence of a "material adverse event" was solely at the discretion of the Bank.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations. The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio - Required to be less than or equal to 2.0 to 1.0. At December 31, 2004, the Company's Debt to Net Worth Ratio was 0.3 to 1.0.

  Current Ratio - Required to be at least 1.1 to 1.0. At December 31, 2004, the Company's Current Ratio was 1.8 to 1.0.

  Fixed Charge Coverage Ratio - Required to be at least 1.25 to 1.0. For the four quarters ended December 31, 2004, the Company's Fixed Charge Coverage Ratio was 5.2 to 1.0.

As of and for the four quarters ended December 31, 2004, the Company was in compliance with all financial ratios contained in the Agreement and expects to be in compliance for a period of twelve-months beyond December 31, 2004.

Convertible Debentures

In April 2001, the Company raised $3,010,000 in a private placement of common stock and convertible debentures. In the private placement, the Company issued 301,000 shares of its common stock and $2,709,000 principal amount of convertible debentures. At December 31, 2002, all but 200,000 debentures had been converted to common stock. On April 3, 2003, the Renaissance Group exercised its option to convert the remaining 200,000 debentures with a carrying value of $360,000 into 200,000 common shares at the $1.80 per share conversion rate.

Netherlands Bank Credit Facility

On July 7, 2004, the Company's subsidiary, TP&T, entered into a new loan agreement with Rabobank in the Netherlands. The agreement increased TP&T's line of credit from Euro 650,000 to Euro 760,000 ($1,031,000 at December 31, 2004) for the purpose of funding the refundable portion of VAT tax on the operation's building expansion. The increase in TP&T's line of credit will be in effect until March 31, 2005. The credit facility is secured by TP&T's inventory and accounts receivable. The Company has guaranteed this credit facility. At December 31, 2004, TP&T had utilized Euro 562,000 ($762,000) of their short-term credit facility with an interest rate of Bank prime plus 2% (6.75% at December 31, 2004).

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

On July 7, 2004, TP&T entered into a mortgage loan with Rabobank. The mortgage, in the amount of Euro 485,000 ($658,000 at December 31, 2004), will be repaid over 25 years with interest fixed at 5.2% per year for the first four years. TP&T utilized Euro 325,000 ($441,000 at December 31, 2004) of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building. The balance of the loan proceeds, Euro 160,000 ($217,000 at December 31, 2004), will be used for expansion of TP&T's existing building. These funds have been placed in a restricted account for the building expansion and will remain in the restricted account until the Company has invested Euro 470,000 ($638,000 at December 31, 2004) in the expansion of TP&T's current plant facility. Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029. The monthly principal payment is Euro 1,616 ($2,192 at December 31, 2004). The loan balance at December 31, 2004 was Euro 479,000 ($650,000 at December 31, 2004).

On April 2, 2004, TP&T, entered into a new loan agreement with Rabobank. The new loan agreement with Rabobank funded a term loan in the amount of Euro 676,000 ($917,000 at December 31, 2004). The proceeds of the term loan were used to reduce the credit facility and reduce inter-company payables to Corpus Christi. The term loan, which is secured by TP&T's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%. The Company has guaranteed this term loan. Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009. The monthly principal payment is Euro 11,266 ($15,285 at December 31, 2004). The loan balance at December 31, 2004 was Euro 608,000 ($825,000 at December 31, 2004).

On January 3, 2005, TP&T entered into a new mortgage loan with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T's existing production facility. The mortgage, in the amount of Euro 470,000 ($633,000 on January 3, 2005), will be repaid over 25 years with interest fixed at 4.672% per year for the first five years. Thereafter, the rate will change to Rabobank prime plus 1.75%. Monthly principal and interest payments will commence on February 28, 2005 and will continue through January 31, 2030. The monthly principal payment will be Euro 1,566 ($2,125 at December 31, 2004). The mortgage is secured by the land and building purchased on January 3, 2005.

TP&T's loan agreements covering both the credit facility and the term loans include subjective acceleration clauses that allow the Rabobank to accelerate payment if in the judgment of the bank, there are adverse changes in the Company's business. The Company believes that such subjective acceleration clauses are customary in the Netherlands for such facilities. However, if demand is made by the lending institutions, the Company may require additional debt or equity financing to meet our working capital and operational requirements, or if required, to refinance the demanded indebtedness.

Malaysian Bank Credit Facility

The Company's subsidiary, TMM, entered into new loan agreements on November 23, 2004, with two banks in Malaysia, HSBC Bank Malaysia Berhad ("HSBC") and RHB Bank Berhad ("RHB") to renew their short term credit facilities through October 31, 2005. The RHB facility provides for an overdraft line of credit up to 1,000,000 Ringgits ($263,000) and an export line of credit ("ECR") up to 9,300,000 Ringgits ($2,447,000). The HSBC facility provides for an overdraft line of credit up to 500,000 Ringgits ($132,000) and an ECR up to 8,000,000 Ringgits ($2,105,000). The overdraft facilities bear interest at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad. The ECR is a government supported financing arrangement specifically for exporters and is used by TMM for short-term financing of up to 120 to 180 days against customers' and inter-company shipments. The borrowings under the short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide that the banks may demand repayment at any time. We believe such a demand provision is customary in Malaysia for such facilities. The loan agreements are secured by TMM's property, plant and equipment. The credit facilities prohibit TMM from paying dividends and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC. At December 31, 2004, TMM had utilized $560,000 of their facility under the ECR, with a weighted average interest rate of 3.5%.

At December 31, 2003, TMM had two term loans with HSBC Bank Labuan and RHB Bank Labuan with an outstanding principal balance on each of the two term loans of $34,998 for total outstanding borrowings of $69,996. The loans were secured by TMM's inventory, accounts receivable, and property, plant and equipment. These loans were fully paid on February 26, 2004.

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

Liquidity

Management believes that it has adequate liquidity for fiscal year 2005 and expects to maintain compliance with all financial covenants throughout 2005.

The following is a summary of maturities of long-term debt as of December 31, 2004 (Euro maturities based on the December 31, 2004 exchange rate):

Year Ending December 31,

(In thousands)
2005		$950
2006		2,575
2007		310
2008		210
2009		636
Total	$	---------- 4,681 =====

6.	Inventories

A summary of inventories follows:

(In thousands)	December 31,

		2004		2003
Raw materials		$3,636		$1,179
Work in progress		201		390
Finished goods		1,458		2,790
Supplies		682		566
Total Inventories		---------- 5,977		---------- 4,925
Inventory reserve		--		(30)
Net Inventories	$	---------- 5,977 =====	$	---------- 4,895 =====

Inventory is stated at the lower of cost or market, including adjustments for inventory expected to be sold below cost as a result of damage, deterioration, obsolescence or pricing factors. At December 31, 2003, the Company maintained a reserve of $30,000 for inventory obsolescence. No reserve was deemed necessary at December 31, 2004.

7.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)			December 31,
	Expected Life		2004		2003
Land and Office building	39 years		$1,270		$534
Production facilities	10 - 20 years		6,097		5,803
Machinery and equipment	5 - 15 years, or units of production		23,871		19,736
Furniture and fixtures	3 - 20 years		930		825
Total			---------- 32,168		---------- 26,898
Less accumulated depreciation			(15,394)		(14,169)
Property, Plant and Equipment, net			---------- 16,744		---------- 12,729
Construction in progress			1,533		--
Assets not yet placed in service			681		741
		$	---------- 18,988 =====	$	---------- 13,470 =====

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ending December 31, 2004 and 2003 were $1,142,000 and $1,144,000, respectively.

The Company's policy is to depreciate the SR production equipment (with a net book value of at December 31, 2004 and 2003 of $5,563,000 and $6,667,000, respectively which is included in machinery and equipment) over its remaining useful life using the units of production method and to evaluate the remaining life and recoverability of such equipment based on the projected units of production. Depreciation expense computed using the units of production method for 2004 and 2003 was approximately $242,000 and $329,000, respectively. There have been no material changes in the estimates of the units to produce upon which the units of production method of depreciation is based.

Assets not yet placed in service as of December 31, 2004, consist primarily of equipment and other construction costs related to the US Alumina plant construction. The Company originally planned to complete construction of the Alumina plant and begin US production in 2004. Due to the need to quickly add Alumina production capacity in 2003, the Company elected to add production capacity at its existing Alumina plant at TP&T. Management expects to complete construction and begin production sometime in the next two to three years. The expected costs to complete the US Alumina production line are approximately $4,000,000 to $6,000,000 depending upon the final scope of the project.

8.	Segment Information

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
(In thousands)	United States Corpus Christi			Netherlands TP&T		Malaysia TMM	Inter-Company Eliminations		Consolidated
Years ended:
December 31, 2004
Sales Revenue:
External customer sales		$20,200		$1,980		$8,296		$--		$30,476
Intercompany sales		--		4,322		4,521		(8,843)		--
Total Sales Revenue	$	---------- 20,200	$	---------- 6,302	$	---------- 12,817	$	---------- (8,843)	$	---------- 30,476

Option Compensation Expense		$458		$--		$--		$--		$458
Depreciation & amortization		$449		$352		$399		$--		$1,200
Interest income		$2		$2		$3		$--		$7
Interest expense		$117		$68		$50		$--		$235
Income tax expense		$32		$--		$151		$--		$183

Location profit (loss)		$(1,051)		$311		$1,830		$14		$1,104

Goodwill		$--		$1,981		$--		$--		$1,981
Capital expenditures		$2,983		$2,301		$173		$--		$5,457
Location long-lived assets		$5,447		$8,068		$7,673		$--		$21,188
Location assets		$10,652		$9,310		$13,672		$--		$33,634

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

(In thousands)	United States Corpus Christi			Netherlands TP&T		Malaysia TMM	Inter-Company Eliminations		Consolidated
December 31, 2003
Sales Revenue:
External customer sales		$15,832		$1,500		$6,795		$--		$24,127
Intercompany sales		--		2,708		2,414		(5,122)		--
Total Sales Revenue	$	---------- 15,832	$	---------- 4,208	$	---------- 9,209	$	---------- (5,122)	$	---------- 24,127

Option Compensation Expense		$347		$--		$--		$--		$347
Depreciation & amortization		$548		$234		$462		$--		$1,244
Interest expense		$141		$51		$104		$--		$296
Income tax expense		$61		$--		$--		$--		$61

Location profit (loss)		$(763)		$(293)		$1,826		$494		$1,264

Goodwill		$--		$1,283		$--		$--		$1,283
Capital expenditures		$704		$796		$658		$--		$2,158
Location long-lived assets		$2,926		$3,917		$7,952		$--		$14,795
Location assets		$8,031		$5,141		$12,370		$--		$25,542

Product sales of inventory from TMM and TP&T to Corpus Christi are based on inter-company pricing, which includes an inter-company profit margin. In the geographic information, the location profit (loss) from all locations is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments. Such presentation is consistent with the internal reporting reviewed by the Company's chief operating decision maker. The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period. To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

For the twelve-month period ending December 31, 2004, the Company's operation located in the United States received approximately 24% its of total sales revenue from a single customer, the Malaysian operation received approximately 39% its of total sales revenue from a single customer and the Netherlands operation received approximately 30% from a single customer. Approximately 17% and 16% of the 2004 total consolidated sales were to Kerr-McGee Chemical Corporation ("KMG") and Engelhard Corporation, respectively. For the year ended December 31, 2003, sales to KMG and Engelhard Corporation were approximately 15% and 9%, respectively.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products. Intercompany sales consisted of SR, HITOX and ALUPREM.

The Company's principal product, HITOX, accounted for approximately 40% of net consolidated sales in 2004 and approximately 48% in 2003.

Approximately 30% of the Company's employees are represented by an in-house collective bargaining agreement which expires on December 31, 2005. We do not anticipate any problems associated with the renewal or negotiations of the collective bargaining agreement.

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

9.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Years Ended December 31,
	2004	2003
Numerator:
Net Income	$1,104	$1,264
Preferred stock dividends	(56)	--
Numerator for basic earnings per share - income available to common stockholders	---------- 1,048	---------- 1,264
Effect of dilutive securities:	---------- -- ----------	---------- -- ----------
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$1,048	$1,264
	=====	=====
Denominator:
Denominator for basic earnings per share - weighted-average shares	7,735	7,059
Effect of dilutive securities:
Employee stock options	299	131
Convertible debentures	--	50
Dilutive potential common shares	---------- 299 ----------	---------- 181 ----------
Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	8,034	7,240
	=====	=====
Basic earnings per common share:
Net Income	$0.14	$0.18
	=====	=====
Diluted earnings per common share:
Net Income	$0.13	$0.17
	=====	=====

Excluded from the calculation of diluted earnings per share were a total of 157,000 common shares issuable upon conversion of the 200,000 convertible preferred shares for the year ended December 31, 2004. The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive. For the twelve-month periods ending December 31, 2004 and 2003, options excluded from the diluted earnings per share were 101,900 and 106,900 respectively. The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

10.	Income Taxes

Components of Pretax Income (Loss)

(In Thousands)		Years Ended December 31,
		2004		2003
Domestic		$(1,019)	$	(702)
Foreign		2,306		2,027
Pretax income (loss)	$	---------- 1,287 =====	$	---------- 1,325 =====

Components of Income Tax Expense

(In Thousands)		Years Ended December 31,
		2004		2003
State		$32		$61
Foreign Deferred		151		--
Income Tax Expense	$	---------- 183 =====	$	---------- 61 =====

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory US federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation

(In Thousands)		Years Ended December 31,
		2004		2003
Expense (benefit) computed at statutory rate		$438		$450
Change in valuation allowance - Domestic		268		(113)
Change in valuation allowance - Foreign		(626)		(167)
Effect of fluctuations in foreign exchange rates		--		(122)
Effect of items deductible for book not tax, net
Option compensation		155		--
Unallowable interest		71		--
Other		12		41
Effect of foreign tax rate differential		(130)		(79)
State income taxes, net of Federal benefit		21		40
Other, net		(24)		11
	$	---------- 183 =====	$	---------- 61 =====

Significant Components of Deferred Taxes

(In thousands)	December 31,
	2004		2003
Deferred Tax Assets:
Net operating loss carryforwards - Domestic	$3,752		$3,405
Net operating loss carryforwards - Foreign	2,416		2,815
Domestic PP&E	40		121
Intercompany Profit	173		149
Alternative minimum tax credit carryforward	65		65
Domestic Reserves	20		20
Other deferred assets	22		19
	---------- 6,488		---------- 6,594
Valuation allowance	(3,903) ----------		(4,903) ----------
Total Deferred Tax Assets	$2,585		$1,691

Deferred Tax Liabilities:
Foreign PP&E	1,705		1,691
Foreign goodwill	394		--
Foreign unrealized foreign currency gains	752		--
Other	13		--
Total deferred liabilities	---------- 2,864 ----------		---------- 1,691 ----------
Net deferred tax liability	$(279) =====	$	-- =====

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. At December 31, 2004, the Company had $278,000 of noncurrent net deferred tax liabilities that relate to its foreign operations. Our US operations had net deferred assets of $3,887,000 that were fully reserved by the valuation allowance due to uncertainties as to the Company's ability to utilize the net deferred tax asset.

At December 31, 2003, the Company had net deferred tax assets of $4,903,000 which were fully reserved in the valuation allowance due to uncertainties as to the Company's ability to utilize the net deferred tax asset. At December 31, 2004 and 2003, we had federal net operating loss ("NOL") carryforwards of approximately $11,035,000 and $10,010,000 respectively, and foreign NOL carryforwards at TMM of approximately $5,000,000 and $7,175,000, respectively, and at TP&T, approximately $2,945,000 and $2,300,000, respectively. Approximately $9,810,000 of the US NOL carryforward will expire in 2009 and the balance of $1,225,000 is set to expire from 2012 to 2024. The foreign NOL carryforwards do not have an expiration date.

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

The undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for US federal and state income taxes or foreign withholding taxes has been provided on approximately $7,025,000 of such cumulative undistributed earnings. Determination of the potential amount of unrecognized deferred US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

The US Internal Revenue Service ("IRS") is currently examining the 2002 tax year. Although the IRS has yet to issue any proposed assessments, they have questioned the allowability of a 1994 NOL carryforward of approximately $9,810,000 that is scheduled to expire in 2009. The Company believes that its position complies with applicable tax law and we do not anticipate any material earnings impact.

11.	Stock Options

On January 1, 2003, the Company adopted FASB Statement 148, Accounting for Stock Based Compensation - Transition and Disclosure. Upon adoption of Statement 148, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of Statement 123. The Company utilized the "Modified Prospective Method" of transition as provided for in FASB Statement 148. Under the Modified Prospective Method, the Company recorded compensation expense related to stock options for the years ended December 31, 2004 and 2003 of approximately $458,000 and $347,000, respectively, reducing diluted earnings per share by $0.06 and $0.05, respectively.

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding. At December 31, 2004, the 1990 Plan had 108,150 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International (the "Plan"). The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board. The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000. In the Annual Shareholders' meeting on May 14, 2004, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events. At December 31, 2004, the Plan had 701,800 options outstanding.

In 1999, an additional 75,000 options were issued outside the 1990 Plan at an exercise price of $2.125. Of the options issued outside the 1990 Plan, 50,000 options were outstanding at December 31, 2004.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

The following table summarizes certain information regarding stock option activity:

	Total Options Reserved	Options Outstanding	Weighted Average Exercise Price	Range of Exercise Prices
Balances at 12/31/2002	992,900	383,600	$ 1.816	$ 0.92	-	$ 4.25
Additional options authorized	--	--
Granted	--	516,900	$ 2.834	$ 2.21	-	$ 5.40
Exercised	(47,850)	(47,850)	$ 1.512	$ 1.19	-	$ 1.53
Forfeited or expired	(2,700) -------------	(3,000) -------------	$ 3.759	$ 1.15	-	$ 4.25
Balances at 12/31/2003	942,350	849,650	$ 2.445	$ 0.92	-	$ 5.40
Additional options authorized	300,000	--
Granted	--	135,100	$ 4.230	$ 2.21	-	$ 5.41
Exercised	(124,200)	(124,200)	$ 1.874	$ 1.09	-	$ 3.25
Forfeited or expired	-- -------------	(600) -------------	$ 2.210	$ 2.21	-	$ 2.21
Balances at 12/31/2004	1,118,150 ========	859,950 ========	$ 2.761	$ 0.92	-	$ 5.41

The number of options vested and exercisable at December 31, 2004 and 2003 was 476,450 and 421,650, respectively. The weighted-average remaining contractual life of options outstanding at December 31, 2004 is 7.32 years. Exercise prices on the outstanding options ranged from $0.92 to $5.41 per share as noted below.

Options Outstanding	Range of Exercise Prices
126,250	$ 0.92 - $ 1.99
511,700	$ 2.00 - $ 2.99
4,600	$ 3.00 - $ 3.99
115,500	$ 4.00 - $ 4.99
101,900	$ 5.00 - $ 5.41
----------- 859,950 ======

Pro forma information regarding net income and earnings per share is required by Statement 148, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: risk-free interest rates of 3.96% and 3.54%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock of .850 and .838; and a weighted-average expected life of the option of 5 years in 2004 and in 2003. The weighted-average fair value of options granted in 2004 and 2003 was $3.06 and $1.94, respectively. Of the options issued in 2004, 20,000 options were issued with an exercise price that was less than the market price of the stock on the grant date. These 20,000 options were issued with an exercise price of $2.21 and the market price on the date of grant was $4.76.

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

In connection with all of the Company's stock options, 1,118,150 shares of the Company's common stock have been reserved.

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

12.	Profit Sharing Plan

The Company has a profit sharing plan that covers the US employees. Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes. For the years ended December 31, 2004 and 2003, there were no contributions to the plan.

The Company also offers a 401(k) on US employees savings plan administered by an investment services company. Employees are eligible to participate in the plan after completing six months of service with the Company. The Company matches contributions up to 4% of the employee's eligible earnings. Total Company contributions to the 401(k) plan for the years ended December 31, 2004 and 2003 were $75,000 and $37,000, respectively.

13.	Derivatives and Hedging Activities

Natural Gas Contracts

To protect against the increase in the cost of natural gas used in the manufacturing process, the Company has instituted a selective natural gas hedging program. The Company hedges portions of its forecasted natural gas purchases with forward contracts. When the price of natural gas increases, its cost is offset by the gains in the value of the forward contracts designated as hedges. Conversely, when the price of natural gas declines, the decrease in the cash flows on natural gas purchases is offset by losses in the value of the forward contract.

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

At December 31, 2004, there were no natural gas hedge contracts outstanding.

Foreign Currency Forward Contracts

To protect its exposure to foreign exchange risks, the Company selectively enters into foreign currency forward contracts. Gains and losses on foreign exchange contracts designated as hedges of identified exposure are offset against the foreign exchange gains and losses on the hedged financial assets and liabilities. Where the instrument is used to hedge against anticipated future transactions, gains and losses are not recognized until the transaction occurs. At December 31, 2004, the Company marked the contracts to market, recording a net gain of approximately $37,000 as a component of "Other Comprehensive Income", $54,000 as a current asset and $17,000 as a current liability on the balance sheet at December 31, 2004. The recognition of this net gain had no effect on the Company's cash flow.

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

14.	Commitments and Contingencies

Land Lease

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

Equipment Lease

The Company entered into a master lease agreement (the "Master Lease") Banc of America Leasing & Capital, LLC ("BALC") dated August 9, 2004, effective August 13, 2004, for equipment related to the HITOX plant expansion. The latest date for any funding under the Master Lease was December 31, 2004. At the end of the lease term, we can either: 1) return the equipment; 2) extend the lease for a period to be agreed upon by the Company and BALC for an amount equal to the equipment's fair market rental value as determined by BALC; or 3) purchase the equipment at the then fair market value of the equipment.

On September 29, 2004, the Company entered into the first lease agreement schedule ("Schedule #1") under the Master Lease with BALC. The amount of the lease, $694,205, has a term of 84 months with equal installments of $8,792 per month. Schedule #1 contains an early buyout provision that grants the Company the option of purchasing the equipment after the payment of the 72nd installment for $172,302.

On December 21, 2004, the Company entered into the second lease agreement schedule ("Schedule #2") under the Master Lease with BALC. The amount of the lease, $246,808, has a term of 84 months with equal installments of $3,132 per month. Schedule #2 contains an early buyout provision that grants the Company the option of purchasing the equipment after the payment of the 72nd installment for $64,392.

Minimum future rental payments under these and other immaterial leases as of December 31, 2004 are as follows:

Years Ending December 31,

(In thousands)
2005		$217
2006		213
2007		197
2008		197
2009		197
Later years		1,185
Total minimum lease payments	$	---------- 2,206 =====

Rent expense under these leases was $97,000 and $53,000 per year during 2004 and 2003, respectively.

Purchase Commitment

On July 20, 2004, the Company announced that our subsidiary, TP&T, had committed to the purchase of a 10,000 square foot warehouse with a loading dock located adjacent to TP&T's existing production facility for Euro 470,000 ($633,000). TP&T purchased this property on January 3, 2005.

Construction Contract

At December 31, 2004, the expansion of TP&T's existing facility from 10,000 square feet to 20,000 square feet was approximately 80% complete. The expansion is scheduled for completion during the first quarter 2005. The estimated cost to complete the project is approximately Euro 125,000 ($170,000 at December 31, 2004).

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

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

15.	Principal Customer Information

For the year ended December 31, 2004, sales to KMG through a multi-year contract and Engelhard Corporation through a one year agreement accounted for approximately 17% and 16%, respectively of our total revenues in 2004 and 15% and 9%, respectively, in 2003.

16.	Foreign Customer Sales

Revenues from sales to customers located outside the US for the years ending December 31, 2003 and 2002 are as follows:

		Years Ended December 31,
Geographic Region		2004		2003
Canada, Mexico & South America		$2,627		3,028
Pacific Rim		2,578		1,355
Europe, Africa & Middle East		2,484		2,711
Total	$	---------- 7,689 =====	$	---------- 7,094 =====

17.	Sales by Product

Revenues from sales by product for the years ending December 31, 2004 and 2003 are as follows:

Product		2004 Sales		2003 Sales
HITOX		$12,053		$11,565
ALUPREM		8,111		4,735
SR		5,217		3,514
BARTEX		2,998		2,551
HALTEX		1,119		846
OTHER		978		916
TOTAL	$	---------- 30,476 =====	$	---------- 24,127 =====

18.	Subsequent Events

On January 3, 2005, our subsidiary, TOR Processing and Trade, BV ("TP&T"), completed the purchase of a 10,000 square foot warehouse with a loading dock located adjacent to TP&T's existing production facility. The total acquisition cost of the new facility was Euro 500,716 ($673,919). The acquisition was funded with a new mortgage loan with Rabobank in the amount of Euro 470,000 ($632,578) and operating cash of Euro 30,716 ($41,341).

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 & 2003

The mortgage loan with Rabobank (Euro 470,000) will be repaid over 25 years with interest fixed at 4.672% per year for the first five years. Thereafter, the rate will change to Rabobank prime plus 1.75%. Monthly principal and interest payments will commence on February 28, 2005, and will continue through January 31, 2030. The monthly principal payment will be Euro 1,566 per month. The mortgage is secured by the land and building purchased on January 3, 2005.

On February 1, 2005, the Company extended its related party loan with Paulson Ranch, Ltd. under the same terms and conditions from February 15, 2005 to February 15, 2006.