Form 10QSB
period 2005-03-31
TOR MINERALS INTERNATIONAL INC
filed 2005-05-13
CIK 842295

United States
Securities and Exchange Commission

Washington, D. C.  20549
____________________________

FORM 10-QSB
____________________________

(Mark One)

[X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
(Issuer’s telephone number)
____________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2005
Common Stock, $0.25 par value	7,807,553

Transitional Small Business Disclosure Format (check one):

Yes [__]	No [ X ]

                                                                                                           1

                                                                                                           2

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$700	$341
Accounts receivable, net	3,757	5,609
Inventories	6,489	5,977
Other current assets	794	519
Total current assets	11,740	12,446
PROPERTY, PLANT AND EQUIPMENT, net	20,311	18,988
GOODWILL	1,892	1,981
OTHER ASSETS	19	219
	$33,962	$33,634
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,209	$3,281
Accrued expenses	1,890	1,358
Notes payable under lines of credit	751	762
Export credit refinancing facility	-	560
Current maturities of long-term debt – Financial Institutions	466	450
Current maturities of long-term debt – Related Parties	500	500
Total current liabilities	6,816	6,911
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Long-term debt – Financial Institutions	2,022	1,606
Notes payable under lines of credit	2,025	2,125
DEFERRED TAX LIABILITY	372	279
Total liabilities	11,235	10,921
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 3/31/05 and 12/31/04	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,805 shares issued and outstanding at 3/31/05 and 7,784 shares at 12/31/04	1,949	1,946
Additional paid-in capital	22,060	22,047
Accumulated deficit	(2,545)	(3,056)
Accumulated other comprehensive income:
Unrealized gain (loss) on derivatives	(225)	37
Cumulative translation adjustment	1,486	1,737
Total shareholders' equity	22,727	22,713
	$33,962	$33,634
See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      3

TOR Minerals International, Inc.
Condensed Consolidated Income Statements
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
NET SALES	$7,139	$6,004
Cost of sales	5,364	4,485
GROSS MARGIN	1,775	1,519
Technical services and research and development	108	107
General, administrative and selling expenses	1,020	1,096
OPERATING INCOME	647	316
OTHER INCOME (EXPENSE):
Interest expense, net	(88)	(17)
Other, net	3	(4)
INCOME BEFORE INCOME TAX	562	295
Income tax expense	107	54
NET INCOME	$455	$241
Preferred Stock Dividends	15	11
Income Available to Common Shareholders	$440	$230
Income per common shareholder:
Basic	$0.06	$0.03
Diluted	$0.05	$0.03

Weighted average common shares and equivalents outstanding
Basic	7,795	7,600
Diluted	8,119	7,947

See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      4

TOR Minerals International, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
NET INCOME	$455	$241

OTHER COMPREHENSIVE INCOME, net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain arising during the period	39	15
Net (gain) reclassified to income	(37)	(79)
Currency translation adjustment	(251)	1,315
Other comprehensive income, net of tax	(249)	1,251
COMPREHENSIVE INCOME	$206	$1,492

See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      5

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$455	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	333	258
Amortization	-	35
Non-cash compensation - Stock Options	62	133
Gain on sale/disposal of property, plant and equipment	-	(10)
Deferred income taxes	99	38
Provision for bad debt	7	-
Changes in working capital:
Receivables	1,800	1,399
Inventories	(529)	(878)
Other current assets	(337)	(302)
Accounts payable and accrued expenses	306	55
Net cash provided by operating activities	2,196	969
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,917)	(737)
Proceeds from sales of property, plant and equipment	-	10
Other assets (restricted cash)	209	-
Net cash used in investing activities	(1,708)	(727)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit	(77)	(2,857)
Net payments on export credit refinancing facility	(560)	(235)
Proceeds from long-term bank debt	633	783
Payments on long-term bank debt	(136)	(671)
Payments on related party long-term debt	-	(731)
Proceeds from the issuance of preferred stock, common stock and exercise of common stock options	25	3,624
Preferred stock dividends paid	(15)	-
Net cash used in financing activities	(130)	(87)
Effect of exchange rate fluctuations on cash and cash equivalents	1	(4)
Net increase in cash and cash equivalents	359	151
Cash and cash equivalents at beginning of period	341	381
Cash and cash equivalents at end of period	$700	$532
Supplemental cash disclosures:
Interest paid	$93	$18
Taxes paid	8	16
See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      6

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Accounting Policies

Basis of Presentation and Use of Estimates

The interim financial statements of TOR Minerals International, Inc. (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations.  All adjustments are of a normal and recurring nature.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  All significant accounting policies conform to those previously set forth in the Company's fiscal 2004 Annual Report on Form 10-KSB.

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

TP&T measures and records its transactions in terms of the Euro, which is also the functional currency.

In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Income Tax

Due to the utilization of operating loss carry-forwards, the Company recorded only state income tax expense during the first quarter 2005 of $8,000 and foreign income tax expense of $99,000.  During the first quarter 2004, the Company recorded state income tax expense of $16,000 and foreign income tax expense of $38,000.  Taxes are applied to the quarter based on an estimated annualized consolidated effective rate of 19%, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

Stock Options

The Company accounts for stock options using the fair value method.  As a result, the Company recorded compensation expense for the quarters ended March 31, 2005 and 2004 of approximately $62,000 and $133,000, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on our results of operations or changes in shareholders’ equity.

2.	Related Party Transactions

On December 12, 2003, the Company entered into a loan and security agreement with the Company’s Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A. borrowings, is secured by the Company’s assets.  Principal is due and payable on or before February 15, 2006.  Accrued interest is paid monthly.  The principal balance outstanding on March 31, 2005 was $500,000.  The loan proceeds were used for working capital.

On December 12, 2003, the Company entered into a loan and security agreement with David Hartman, a member of the Company’s Board of Directors and a 7.9% shareholder, through the D & C H Trust, under which the D &C H Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The Company paid the outstanding principal balance of $250,000 and accrued interest to the D & C H Trust on February 6, 2004.  The loan proceeds were used for working capital.

Index                                                                                                      7

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On December 12, 2003, the Company entered into a loan and security agreement with Douglas Hartman, a member of the Company’s Board of Directors and a 7.9% shareholder, through the Douglas MacDonald Hartman Family Irrevocable Trust (the “Trust”), under which the Trust made a loan to the Company in the amount $250,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The Company paid the outstanding balance of $250,000 and accrued interest to the Trust on February 6, 2004.  The loan proceeds were used for working capital.

3.	Private Placement of Common Stock and Series A Convertible Preferred Stock

In January 2004, the Company raised approximately $2,500,000 through the placement of 526,316 shares of common stock at a price of $4.75 per share to existing shareholders and new institutional holders.  The Company also raised $1,000,000 through the placement of 200,000 shares of convertible preferred stock at $5.00 per share.  The convertible preferred stock has a 6.0% coupon rate.  Each preferred share is convertible into 0.84 shares of common stock and is redeemable at the option of the Company after two years.  The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.  The transactions were privately negotiated without any general solicitation or advertising.  The purchasers are “sophisticated investors” within the meaning of the Securities Act of 1933 and had access to all information concerning the Company needed to make an informed decision regarding the transaction.  At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the common shares, which was declared effective on October 12, 2004.  The Company used $3,200,000 of the proceeds to pay amounts owed under the Company’s domestic line of credit and related party loans from David Hartman and Douglas Hartman.  The balance of the proceeds was used for working capital purposes.

4.	Series A Convertible Preferred Stock Dividend

On March 7, 2005, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended March 31, 2005, payable on April 1, 2005, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on March 7, 2005.

5.	Long-Term Debt and Notes Payable

A summary of long-term debt and notes payable follows:

(In thousands)	March 31,	December 31,
	2005	2004
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate of 9.75% at March 31, 2005, due February 2006	$500	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at March 31, 2005, due May 1, 2007.	522	581
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at March 31, 2005, due June 1, 2009. (575 Euro)	745	825
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at March 31, 2005, due July 1, 2029. (474 Euro)	614	650
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at March 31, 2005, due January 31, 2030. (468 Euro)	607	--
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 5.25% at March 31, 2005, due October 1, 2006	2,025	2,125
Total	5,013	4,681
Less current maturities	966	950
Total long-term debt	$4,047	$3,731

Index                                                                                                      8

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As noted below, the Company entered into a new loan agreement with Bank of America, N.A. on December 21, 2004, which removed the subjective acceleration clauses contained in the Company’s prior loan agreement and extended the due date on the Company’s revolving line of credit to October 1, 2006.  As a result, the US revolving line of credit was reported at December 31, 2004 and March 31, 2005 as long-term debt.

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

US Bank Credit Facility

The Company entered into a new loan agreement (the “Agreement”) with Bank of America, N.A. (the “Bank”) on December 21, 2004, which amended and restated the Company’s previous loan agreement with the Bank dated August 23, 2002, as amended.  Under the Agreement, the Bank has agreed to continue to provide the Company with a $5,000,000 revolving line of credit (the “Line”) subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The revolving loan is due on October 1, 2006.  The Bank has also agreed to issue standby letters of credit for the Company’s account up to the amount available under the Line.  The Company’s prior term loan with the Bank was restated under the Agreement to the unpaid balance of $581,859.  The term loan bears interest at 5.2% per annum and matures on May 1, 2007.  The Company is required to make monthly payments in the amount of $20,064, plus interest.  The loan balance at March 31, 2005, was $522,000.  Both the Line and the term loan are secured by the Company’s property, plant and equipment, as well as inventory and accounts receivable.  At March 31, 2005, the Company had $2,025,000 outstanding on the Line and $1,360,000 was available to the Company on that date based on eligible accounts receivable and inventory borrowing limitations.

The Agreement contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations.  The Agreement also requires the Company to notify the Bank upon the occurrence of a “material adverse event”, which among other items, is considered to be an event that may adversely affect our financial condition, business, properties, operations, the Bank’s collateral or the Bank’s ability to enforce its rights under the loan agreement.  Under our prior loan agreement with the Bank, the determination of an occurrence of a “material adverse event” was solely at the discretion of the Bank.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At March 31, 2005, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.

  Current Ratio – Required to be at least 1.1 to 1.0.  At March 31, 2005, the Company’s Current Ratio was 1.7 to 1.0.

  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended March 31, 2005, the Company’s Fixed Charge Coverage Ratio was 4.9 to 1.0.

As of and for the four quarters ended March 31, 2005, the Company was in compliance with all financial ratios contained in the Agreement and expects to be in compliance for a period of twelve-months beyond March 31, 2005.

Netherlands Bank Credit Facility

On July 7, 2004, the Company’s subsidiary, TP&T, entered into a new loan agreement with Rabobank in the Netherlands.  The agreement increased TP&T’s line of credit from Euro 650,000 to Euro 750,000 ($972,000) for the purpose of funding the refundable portion of VAT tax on the operation’s building expansion.  The increase in TP&T’s line of credit will be in effect until July 31, 2005.  The credit facility is secured by TP&T's inventory and accounts receivable.  The Company has guaranteed this credit facility.  At March 31, 2005, TP&T had utilized Euro 579,000 ($750,000) of their short-term credit facility with an interest rate of Bank prime plus 2% (6.75% at March 31, 2005).

Index                                                                                                      9

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On July 7, 2004, TP&T entered into a mortgage loan with Rabobank.  The mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616.  The loan balance at March 31, 2005 was Euro 474,000 ($614,000).

On April 2, 2004, TP&T, entered into a separate loan agreement with Rabobank.  The new loan agreement with Rabobank funded a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce the credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5% per annum.  The Company has guaranteed this term loan.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266.  The loan balance at March 31, 2005 was Euro 575,000 ($745,000).

On January 3, 2005, TP&T entered into a new mortgage loan with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566.  The mortgage is secured by the land and building purchased on January 3, 2005.  The loan balance at March 31, 2005 was Euro 468,000 ($607,000).

TP&T’s loan agreements covering both the credit facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in the Company’s business.  The Company believes that such subjective acceleration clauses are customary in the Netherlands for such facilities.  However, if demand is made by the lending institutions, the Company may require additional debt or equity financing to meet our working capital and operational requirements, or if required, to refinance the demanded indebtedness.

Malaysian Bank Credit Facility

The Company’s subsidiary, TMM, entered into new loan agreements on November 23, 2004, with two banks in Malaysia, HSBC Bank Malaysia Berhad (“HSBC”) and RHB Bank Berhad (“RHB”) to renew their short term credit facilities through October 31, 2005.  The RHB facility provides for an overdraft line of credit up to 1,000,000 Ringgits ($263,000) and an export line of credit (“ECR”) up to 9,300,000 Ringgits ($2,447,000).  The HSBC facility provides for an overdraft line of credit up to 500,000 Ringgits ($132,000) and an ECR up to 8,000,000 Ringgits ($2,105,000).  The overdraft facilities bear interest at 1.25% over bank prime per annum and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR is a government supported financing arrangement specifically for exporters and is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.  The borrowings under the short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provides that the banks may demand repayment at any time.  The Company believes such a demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM’s property, plant and equipment.  The credit facilities prohibit TMM from paying dividends and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.  At March 31, 2005, TMM was not utilizing their facility under the line of credit or the ECR.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2005 and expects to maintain compliance with all financial covenants throughout 2005.

The terms of the Company’s borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company’s financial position.

Index                                                                                                      10

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2005	2004
Numerator:
Net Income	$455	$241
Preferred Stock Dividends	(15)	(11)
Numerator for basic earnings per share - income available to common stockholders	440	230
Effect of dilutive securities:	--	--
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$440	$230
Denominator:
Denominator for basic earnings per share - weighted-average shares	7,795	7,600
Effect of dilutive securities: Employee stock options	324	347
Dilutive potential common shares	324	347
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	8,119	7,947
Basic earnings per common share:
Net Income	$0.06	$0.03
Diluted earnings per common share:
Net Income	$0.05	$0.03

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at March 31, 2005, and 122,000 at March 31, 2004.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.  Also excluded from the diluted earnings per share were 400 options at March 31, 2005 and 168,000 options March 31, 2004.  The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

7.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments.  All United States manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company’s wholly owned subsidiaries located in Malaysia and The Netherlands.  A summary of the Company’s manufacturing operations by geographic area is presented below:

Index                                                                                                     11

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three Months Ended:
March 31, 2005
Net Sales:
Customer sales	$5,684	$737	$718	$--	$7,139
Inter-company sales	--	1,394	145	(1,539)	--
Total Net Sales	$5,684	$2,131	$863	$(1,539)	$7,139

Segment profit	$299	$2	$85	$69	$455

Segment assets	$12,112	$10,096	$11,754	$--	$33,962

March 31, 2004
Net Sales:
Customer sales	$4,547	$460	$997	$--	$6,004
Inter-company sales	--	728	155	(883)	--
Total Net Sales	$4,547	$1,188	$1,152	$(883)	$6,004

Segment profit (loss)	$(365)	$34	$169	$403	$241

Segment assets	$8,733	$6,102	$12,312	$--	$27,147

Product sales of inventory from TMM and TP&T to Corpus Christi are based on inter-company pricing, which includes an inter-company profit margin.  In the geographic information, the segment profit (loss) from all locations is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of SR, HITOX and ALUPREM.

8.	Stock Options and Equity Compensation Plan

The following table provides information as of March 31, 2005, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	831,750	$ 2.772	117,150
Equity compensation plans not approved by security holders	--		--
Total	831,750		117,150

Index                                                                                                      12

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At March 31, 2005, the 1990 Plan had 98,150 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At March 31, 2005, the Plan had 683,600 options outstanding.

In 1999, an additional 75,000 options were issued outside the 1990 Plan at an exercise price of $2.125.  Of the options issued outside the 1990 Plan, 50,000 options were outstanding at March 31, 2005.

Both the 1990 Plan and the Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

Exercise prices on options outstanding at March 31, 2005, ranged from $0.92 to $5.75 per share.  The weighted-average remaining contractual life of those options is 7.1 years.  The number of options exercisable at March 31, 2005 and 2004 was 524,650 and 408,850, respectively.

Index                                                                                                      13

TOR MINERALS INTERNATIONAL, INC.

Management’s Discussion and Analysis or Plan of Operation

Item 2.	Management's Discussion and Analysis or Plan of Operations

Results of Operations

Net Sales:  Consolidated net sales for the three month period ended March 31, 2005 were approximately $7,139,000, an increase of approximately $1,135,000 or 19% compared with the same period 2004 net sales of approximately $6,004,000.  Net sales are higher primarily due to increased volumes in ALUPREM and HITOX, offset by a decrease in volume of SR, BARTEX, and HALTEX.

Following is a summary of our consolidated products sales for the three month periods ended March 31, 2005 and 2004 (in thousands):

Product	1st Qtr 2005 Sales		1st Qtr 2004 Sales		$ Increase	% Increase
HITOX	$3,363	47%	$2,920	49%	$443	15%
ALUPREM	2,737	39%	1,575	26%	1,162	74%
SR	10	-%	350	6%	(340)	(97%)
BARTEX	600	8%	689	11%	(89)	(13%)
HALTEX	182	3%	287	5%	(105)	(37%)
OTHER	247	3%	183	3%	64	35%
TOTAL	$7,139	100%	$6,004	100%	$1,135	19%

  ALUPREM Sales – Increased $1,162,000, or 74%, in the first quarter 2005 ($942,000 in volume, $185,000 in price increases and $35,000 related to foreign currency exchange rates).  The volume increase is primarily due to increased demand from Engelhard Corporation (under a one year purchase agreement).

  SR Sales – Decreased $340,000, or 97%, in the first quarter 2005 due primarily to the timing of purchases from the Kerr McGee Chemical Corporation (“KMG”).

  HITOX Sales – Increased $443,000, or 15%, ($339,000 in volume and $104,000 in price).

  BARTEX Sales – Decreased $89,000, or 13%, (volume decreased $156,000 offset by an increase in price of $67,000).

  HALTEX Sales – Decreased $105,000, or 37%, (volume decreased $149,000 in volume offset by an increase in price of $44,000).

  Other Product Sales – Increased $64,000, or 35%.

The increase in sales of our HITOX is primarily due to the continued strengthening of the US economy and the rising price of TiO2, while the decrease in sales of our BARTEX and HALTEX is primarily due to a decrease in volume resulting from an increase in our selling price.

Corpus Christi Operation

Following is a summary of net sales for our Corpus Christi operation for the quarters ended March 31, 2005 and 2004 (in thousands):

Product	1st Qtr 2005 Sales		1st Qtr 2004 Sales		$ Increase	% Increase
HITOX	$2,739	48%	$2,278	50%	$461	20%
ALUPREM	2,020	36%	1,115	25%	905	81%
BARTEX	600	11%	689	15%	(89)	(13%)
HALTEX	182	3%	287	6%	(105)	(37%)
OTHER	143	2%	178	4%	(35)	(20%)
TOTAL	$5,684	100%	$4,547	100%	$1,137	25%

Index                                                                                                      14

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

  ALUPREM Sales – Increased $905,000, of which approximately $720,000 related to an increase in volume and $185,000 due to increases in price.  The volume increase in ALUPREM is primarily due to an increase in demand from Engelhard Corporation.

  HITOX Sales – Increased $461,000, or 20%, of which approximately $389,000 related to an increase in volume and $72,000 due to increases in price.

  BARTEX/HALTEX/Other Sales – Decreased $229,000 primarily due to a decrease in volume of approximately $346,000 offset by an increase in price of approximately $117,000.

Netherlands Operation

Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  The following table represents TP&T’s ALUPREM sales (in thousands) for the three month periods ended March 31, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

Product	1st Qtr 2005 Sales		1st Qtr 2004 Sales		$ Increase	% Increase
ALUPREM	$717	97%	$460	100%	$257	56%
OTHER	20	3%	-	-%	20	100%
TOTAL	$737	100%	$460	100%	$277	60%

  ALUPREM Sales – Increased $257,000, or 56%, of which approximately $222,000 related to an increase in volume and $35,000 relate to foreign currency exchange rates.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.

  TP&T also produces 99% of the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our Corpus Christi operation.  The following table represents TMM’s sales (in thousands) for the quarters ended March 31, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

Product	1st Qtr 2005 Sales		1st Qtr 2004 Sales		$ Increase	% Increase
HITOX	$624	87%	$642	64%	$(18)	(3%)
SR	10	1%	350	35%	(340)	(97%)
OTHER	84	12%	5	1%	79	1580%
TOTAL	$718	100%	$997	100%	$(279)	(28%)

  HITOX Sales – Decreased $18,000 as a result of a decrease in volume of approximately $50,000 offset by price increases of $32,000.

  SR Sales – Decreased $343,000 due to decreases in volume primarily related to the timing of purchases by KMG and offset by a price increase of approximately $3,000.

  Other Product Sales – Increased $79,000 due primarily to the sale of Zircon.

  TMM also supplies SR to the Corpus Christi operation, which is used in the production of HITOX and supplies the Corpus Christi operation HITOX, which is sold to the US customers on the West Coast (these sales are excluded from the above table).

Gross Margin:  For the three month period ended March 31, 2005, gross margin increased $256,000 over the same period 2004, however, as a percentage of sales the margin remained constant at approximately 25% for both periods.  Significant factors contributing to the gross margin increase are:

Index                                                                                                     15

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

  Net sales price increases of approximately $400,000 resulting in an increase in margin percentage by approximately 5%.

  Volume increases and related mix changes resulted in approximately $500,000 of improved margin.  A more favorable mix of higher margin ALUPREM and HITOX products increased the margin percentage by approximately 4%.

Offsetting the margin improvements are increased costs of production which are primarily due to:

  Raw material cost increases primarily related to the production of ALUPREM at TP&T of approximately $175,000 (2% of sales)

  Freight cost increases, primarily relating to freight-in costs associated with transporting SR from TMM to Corpus Christi, of approximately $115,000 (2% of sales).

  Utility cost increases of approximately $200,000 (3% of sales), primarily relating to natural gas at Corpus Christi ($80,000) and electricity at TP&T ($110,000).

  Under-absorption of indirect costs at TMM of approximately $120,000 (2% of sales) due to lower SR production resulting from the timing of shipments of SR.

  Other costs, primarily start up costs at Corpus Christi associated with the new HITOX production plant amounted to approximately $50,000.

General, Administrative and Selling Expenses:  Total general, administrative and selling expenses ("SG&A") decreased from $1,096,000 for the quarter ended March 31, 2004 to $1,020,000 for the same period 2005, a decrease of $76,000, or 7%.  Significant factors contributing to the decrease are:

  Stock option expense decreased $71,000 due to a higher level of options being granted in the first quarter 2004 over 2005.

  Accounting fees decreased $80,000 primarily due to additional 2003 audit costs expensed in the first quarter 2004.

Offsetting these reductions in SG&A were increases primarily relating to the following:

  Salaries increased approximately $60,000 due primarily to annual increases and additional staff.

  Legal fees increased approximately $18,000.

Interest Expense:  Net interest expense for the quarter increased approximately $71,000 from $18,000 for the quarter ended March 31, 2004 to $88,000 for the same period 2005.  Included in this increase was an adjustment in the amount of $33,000, which we recorded in the first quarter 2004 to reduce interest expense which represented a refund of excess interest payments made in 2003. For the quarter, interest expense at the Corpus Christi operation increased approximately $15,000 due primarily to a larger outstanding balance on the line of credit.  TP&T’s interest expense increased approximately $30,000 primarily due to an increase in long-term debt related to equipment financing and facility expansion and TMM’s decreased approximately $3,000.

Income Taxes:  We recorded $107,000 in income taxes for the first quarter 2005, a $53,000 increase over the same three month period 2004.  Income taxes consisted of approximately $8,000 in State income taxes in the US and $99,000 of foreign deferred tax expense.

Index                                                                                                      16

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents increased $359,000 from December 31, 2004 to March 31, 2005.

(In thousands)	March 31, 2005	March 31, 2004
Net cash provided by (used in)
Operating activities	$2,196	$969
Investing activities	(1,708)	(727)
Financing activities	(130)	(87)
Effect of exchange rate fluctuations	1	(4)
Net change in cash and cash equivalents	$359	$151

Operating Activities

Operating activities provided cash of approximately $2,196,000 during the first three months of 2005.  Following are the major non-cash adjustments to net income and changes in working capital affecting cash provided by operating activities for the three month period ended March 31, 2005:

  Deferred Income Taxes:  The increase in our deferred income taxes was due to the recognition of foreign tax liabilities.

  Accounts Receivable:  Accounts receivable decreased approximately $1,800,000 primarily due to the receipt of payment for a large fourth quarter 2004 sale of SR to KMG.  Accounts receivable at the Corpus Christi operation increased $270,000 and TP&T’s increased approximately $100,000 due primarily to higher first quarter sales; and TMM’s decreased $2,170,000 primarily due to receipt of payment on fourth quarter SR sale to KMG.

  Inventories: Inventories increased approximately $529,000.  Inventories at the Corpus Christi operation decreased $739,000 primarily as a result of a decrease in their raw materials of $1,331,000 (primarily SR) which was offset by an increase in finished goods inventories of approximately $592,000 (primarily HITOX).  TP&T’s inventories increased $79,000 primarily as a result of an increase their finished goods inventory.  TMM’s inventories increased $1,189,000 primarily relating to an increase in their SR inventory.

  Other Current Assets:  Other current assets increased approximately $337,000 primarily due to the prepayment of annual insurance premiums by each operation.

  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased approximately $306,000.  Of the increase, TP&T accounted for approximately $521,000 primarily related to an increase in inventory and costs of their plant expansion.  TMM’s increased approximately $239,000 primarily relating to inventory.  Offsetting these increases was a reduction at the Corpus Christi operation of approximately $454,000 primarily due to the payment of expenses accrued at December 31, 2004, relating to the HITOX plant expansion that came on line the end of 2004.

Index                                                                                                     17

TOR MINERALS INTERNATIONAL, INC.

Management’s Discussion and Analysis or Plan of Operation

Investing Activities

We used cash of approximately $1,708,000 in investing activities during the first three months of 2005 primarily for the purchase of fixed assets related to the expansion of our HITOX and ALUPREM production and the facility expansion at TP&T.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $555,000 primarily related to the completion of the HITOX production facility. The plant expansion will increase production of HITOX titanium dioxide pigment at Corpus Christi by approximately 10,000 tons annually and utilize a new proprietary production process, which is expected to reduce costs, and we believe has the potential to increase the size of the market for HITOX.

  Netherlands Operation:  We invested approximately $1,360,000 at TP&T primarily relating to its facility expansion and equipment to expand the ALUPREM production capacity.  TP&T purchased a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility and has nearly completed the expansion of its existing building that effectively added another 10,000 square feet of plant space.  TP&T utilized approximately $209,000 of cash that had been restricted at the end of 2004 towards the cost to complete the building expansion.

  Malaysian Operation:  We invested approximately $2,000 at TMM for new equipment.

Financing Activities

We used approximately $130,000 in financing activities during the first three months of 2005.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit decreased $100,000 from $2,125,000 to $2,025,000.  TP&T’s bank line of credit increased approximately $23,000 primarily to the financing of new equipment and their facility expansion.

  Export Credit Refinancing - Malaysia:   TMM paid the December 31, 2004 balance of $560,000 owed under the export credit refinancing facility ("ECR") primarily with funds received on the collection of accounts receivable during the quarter.  The ECR is a government supported financing arrangement specifically for exporters.  TMM uses the ECR short-term financing of 150 days against customers' and inter-company purchase orders.

  Long-term Debt – Financial Institutions:  TP&T’s net long-term debt increased approximately $557,000 primarily due to a new mortgage loan to fund the acquisition of a 10,000 square foot warehouse located adjacent to their existing production facility.  Long-term debt at the Corpus Christi operation decreased approximately $60,000.

  Issuance of Common Stock Options:  The Company received proceeds of $25,000 as a result of employees and Directors exercising their common stock options.

  Preferred Stock Dividends:  The Company paid dividends of $15,000 on its Series A convertible preferred stock, or $0.075 per share.

Liquidity

The terms of our borrowings contain restrictions and covenants, including subjective acceleration clauses and demand clauses on our foreign debt and covenants on our US debt based on our performance.  Our failure to comply with such restrictions and covenants, or the exercise of subjective acceleration or demand clauses, could adversely affect our financial position.  We believe that we have adequate liquidity for fiscal year 2005 and expect to maintain compliance with all financial covenants throughout 2005.

Index                                                                                                      18

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Domestic Operations

We entered into a new loan agreement (the “Agreement”) with Bank of America, N.A. (the “Bank”) on December 21, 2004, which amended and restated our previous loan agreement with the Bank dated August 23, 2002, as amended.  Under the Agreement, the Bank has agreed to continue to provide us with a $5,000,000 revolving line of credit (the “Line”) subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The revolving loan is due on October 1, 2006.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  Our prior term loan with the Bank was restated under the Agreement to the unpaid balance of $581,859.  The term loan bears interest at 5.2% per annum and matures on May 1, 2007.  The Company is required to make monthly payments in the amount of $20,064, plus interest.  The loan balance at March 31, 2005, was $522,000.  Both the Line and the term loan are secured by our property, plant and equipment, as well as inventory and accounts receivable.  At March 31, 2005, we had $2,025,000 outstanding on the Line and $1,360,000 was available to us on that date based on eligible accounts receivable and inventory borrowing limitations.

The Agreement contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations.  The Agreement also requires us to notify the Bank upon the occurrence of a “material adverse event”, which among other items, is considered to be an event that may adversely affect our financial condition, business, properties, operations, the Bank’s collateral or the Bank’s ability to enforce its rights under the loan agreement.  Under our prior loan agreement with the Bank, the determination of an occurrence of a “material adverse event” was solely at the discretion of the Bank.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At March 31, 2005, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.

  Current Ratio – Required to be at least 1.1 to 1.0.  At March 31, 2005, the Company’s Current Ratio was 1.7 to 1.0.

  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended March 31, 2005, the Company’s Fixed Charge Coverage Ratio was 4.9 to 1.0.

As of and for the four quarters ended March 31, 2005, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond March 31, 2005.

Related Parties

On December 12, 2003, we entered into a loan and security agreement with the TOR’s Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to TOR in the amount $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A. borrowings, is secured by our assets.  Principal is due and payable on or before February 15, 2006.  Accrued interest is paid monthly.  The principal balance outstanding on March 31, 2005 was $500,000.  The loan proceeds were used for working capital.

On December 12, 2003, we entered into a loan and security agreement with David Hartman, a member of the our Board of Directors and a 7.9% shareholder, through the D & C H Trust, under which the D &C H Trust made a loan to TOR in the amount $250,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  We paid the outstanding principal balance of $250,000 and accrued interest to the D & C H Trust on February 6, 2004.  The loan proceeds were used for working capital.

On December 12, 2003, we entered into a loan and security agreement with Douglas Hartman, a member of the our Board of Directors and a 7.9% shareholder, through the Douglas MacDonald Hartman Family Irrevocable Trust (the “Trust”), under which the Trust made a loan to TOR in the amount $250,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  We paid the outstanding balance of $250,000 and accrued interest to the Trust on February 6, 2004.  The loan proceeds were used for working capital.

Index                                                                                                      19

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Netherlands Operations

On July 7, 2004, our subsidiary, TP&T, entered into a new loan agreement with Rabobank in the Netherlands.  The agreement increased TP&T’s line of credit from Euro 650,000 to Euro 750,000 ($972,000) for the purpose of funding the refundable portion of VAT tax on the operation’s building expansion.  The increase in TP&T’s line of credit will be in effect until July 31, 2005.  The credit facility is secured by TP&T's inventory and accounts receivable.  We have guaranteed this credit facility.  At March 31, 2005, TP&T had utilized Euro 579,000 ($750,000) of their short-term credit facility with an interest rate of Bank prime plus 2% (6.75% at March 31, 2005).

On July 7, 2004, TP&T entered into a mortgage loan with Rabobank.  The mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616.  The loan balance at March 31, 2005 was Euro 474,000 ($614,000).

On April 2, 2004, TP&T, entered into a separate loan agreement with Rabobank.  The new loan agreement with Rabobank funded a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce the credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5% per annum.  We have guaranteed this term loan.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266.  The loan balance at March 31, 2005 was Euro 575,000 ($745,000).

On January 3, 2005, TP&T entered into a new mortgage loan with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566.  The mortgage is secured by the land and building purchased on January 3, 2005.  The loan balance at March 31, 2005 was Euro 468,000 ($607,000).

TP&T’s loan agreements covering both the credit facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in the Netherlands for such facilities.  However, if demand is made by the lending institutions, we may require additional debt or equity financing to meet our working capital and operational requirements, or if required, to refinance the demanded indebtedness.

Malaysian Operations

Our subsidiary, TMM, entered into new loan agreements on November 23, 2004, with two banks in Malaysia, HSBC Bank Malaysia Berhad (“HSBC”) and RHB Bank Berhad (“RHB”) to renew their short term credit facilities through October 31, 2005.  The RHB facility provides for an overdraft line of credit up to 1,000,000 Ringgits ($263,000) and an export line of credit (“ECR”) up to 9,300,000 Ringgits ($2,447,000).  The HSBC facility provides for an overdraft line of credit up to 500,000 Ringgits ($132,000) and an ECR up to 8,000,000 Ringgits ($2,105,000).  The overdraft facilities bear interest at 1.25% over bank prime per annum and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR is a government supported financing arrangement specifically for exporters and is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.  The borrowings under the short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provides that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM’s property, plant and equipment.  The credit facilities prohibit TMM from paying dividends and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.  At March 31, 2005, TMM was not utilizing their facility under their line of credit or the ECR.

Index                                                                                                      20

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Forward Looking Information

Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in market price for TiO2 pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filings with the Securities and Exchange Commission.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

Changes in Internal Controls

During the period covered by this report, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Index                                                                                                      21

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 13, 2005	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	May 13, 2005	LAWRENCE W. HAAS Lawrence W. Haas Treasurer and CFO

Index                                                                                                     22