Form 10QSB
period 2005-06-30
TOR MINERALS INTERNATIONAL INC
filed 2005-08-15
CIK 842295

United States
Securities and Exchange Commission
Washington, D. C.  20549

____________________________

FORM 10-QSB
____________________________

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
 OR

[_]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-17321
____________________________

TOR MINERALS INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

Delaware	74-2081929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

____________________________

722 Burleson Street, Corpus Christi, Texas	78402
(Address of principal executive offices)	(Zip Code)

(361) 883-5591
(Issuer’s telephone number)
____________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding as of July 31, 2005
Common Stock, $0.25 par value	7,820,953

Transitional Small Business Disclosure Format (check one):

Yes [__]	No [ X ]

                                                                                                      1

                                                                                                     2

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$732	$341
Accounts receivable, net	4,304	5,609
Inventories	6,517	5,977
Other current assets	792	519
Total current assets	12,345	12,446
PROPERTY, PLANT AND EQUIPMENT, net	19,763	18,988
GOODWILL	1,767	1,981
OTHER ASSETS	18	219
	$33,893	$33,634
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,334	$3,281
Accrued expenses	2,219	1,358
Notes payable under lines of credit	577	762
Export credit refinancing facility	-	560
Current maturities - Capital Leases	55	-
Current maturities of long-term debt – Financial Institutions	451	450
Current maturities of long-term debt – Related Parties	500	500
Total current liabilities	6,136	6,911
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital Leases	326	-
Long-term debt – Financial Institutions	1,794	1,606
Notes payable under lines of credit	2,475	2,125
DEFERRED TAX LIABILITY	445	279
Total liabilities	11,176	10,921
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 6/30/05 and 12/31/04	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,816 shares issued and outstanding at 6/30/05 and 7,784 shares at 12/31/04	1,954	1,946
Additional paid-in capital	22,300	22,047
Accumulated deficit	(2,300)	(3,056)
Accumulated other comprehensive income:
Unrealized gain (loss) on derivatives	(367)	37
Cumulative translation adjustment	1,128	1,737
Total shareholders' equity	22,717	22,713
	$33,893	$33,634

See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      3

TOR Minerals International, Inc.
Condensed Consolidated Income Statements
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET SALES	$8,938	$6,386	$16,077	$12,390
Cost of sales	6,999	4,748	12,363	9,233
GROSS MARGIN	1,939	1,638	3,714	3,157
Technical services and research and development	100	100	208	207
General, administrative and selling expenses	1,299	1,227	2,319	2,323
OPERATING INCOME	540	311	1,187	627
OTHER INCOME (EXPENSE):
Interest expense, net	(88)	(60)	(176)	(77)
Other, net	(31)	(29)	(28)	(33)
INCOME BEFORE INCOME TAX	421	222	983	517
Income tax expense	90	32	197	86
NET INCOME	$331	$190	$786	$431
Less: Preferred Stock Dividends	15	15	30	26
Income Available to Common Shareholders	$316	$175	$756	$405
Income per common shareholder:
Basic	$0.04	$0.02	$0.10	$0.05
Diluted	$0.04	$0.02	$0.09	$0.05
Weighted average common shares and equivalents outstanding
Basic	7,808	7,777	7,802	7,688
Diluted	8,134	8,039	8,127	7,993

See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      4

TOR Minerals International, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET INCOME	$331	$190	$786	$431

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain (loss) arising during the period	(367)	10	(592)	25
Net (gain) loss reclassified to income	225	(4)	188	(83)
Currency translation adjustment	(358)	(42)	(609)	1,273
Other comprehensive income (loss), net of tax	(500)	(36)	(1,013)	1,215
COMPREHENSIVE INCOME (LOSS)	$(169)	$154	$(227)	$1,646

See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      5

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$786	$431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	665	519
Amortization	-	58
Non-cash compensation - Stock Options	205	330
Gain on sale/disposal of property, plant and equipment	(12)	(3)
Deferred income taxes	96	61
Provision for bad debt	1	-
Changes in working capital:
Receivables	1,228	1,069
Inventories	(579)	(2,913)
Other current assets	(347)	(510)
Accounts payable and accrued expenses	(323)	266
Net cash provided by (used in) operating activities	1,720	(692)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,066)	(1,174)
Proceeds from sales of property, plant and equipment	12	3
Other assets (restricted cash)	195	-
Net cash used in investing activities	(1,859)	(1,171)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on lines of credit	248	(3,181)
Net proceeds (payments) on export credit refinancing facility	(560)	1,431
Proceeds from capital lease	381	-
Proceeds from long-term bank debt	569	1,585
Payments on long-term bank debt	(222)	(732)
Payments on related party long-term debt	-	(731)
Proceeds from the issuance of preferred stock, common stock and exercise of common stock options	57	3,635
Preferred stock dividends paid	(15)	(11)
Net cash provided by financing activities	458	1,996
Effect of exchange rate fluctuations on cash and cash equivalents	72	27
Net increase in cash and cash equivalents	391	160
Cash and cash equivalents at beginning of period	341	381
Cash and cash equivalents at end of period	$732	$541
Supplemental cash flow disclosures:
Interest paid	$183	$64
Taxes paid	16	45

See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      6

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Accounting Policies

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

The consolidated financial statements include the accounts of TOR Minerals International, Inc. and its wholly owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (TMM) and TOR Processing & Trade BV (TP&T).  All significant inter-company transactions are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  Malaysia imposed capital controls and fixed its Ringgit currency at 3.8 Ringgits per 1 U.S. dollar in September 1998.  However, on July 21, 2005, the Malaysian government announced that the exchange rate of the Ringgit will be allowed to operate in a managed float, with its value being determined by economic fundamentals.

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

Income Tax

Due to the utilization of operating loss carry-forwards, the Company recorded only state income tax expense during the second quarter 2005 of $8,000 and foreign income tax expense of $82,000.  During the second quarter 2004, the Company recorded state income tax expense of $9,000 and foreign income tax expense of $23,000.  For the six month period ended June 30, 2005, the Company recorded state income tax expense of $16,000 and foreign income tax expense of $181,000 compared to $25,000 and $61,000 for the same period of 2004, respectively.  Taxes are applied based on an estimated annualized consolidated effective rate of 20%, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

Stock Options

The Company accounts for stock options using the fair value method.  As a result, the Company recorded compensation expense for the quarters ended June 30, 2005 and 2004 of approximately $143,000 and $198,000, respectively, and for the six month periods ended June 30, 2005 and 2004 of approximately $205,000 and $330,000, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on our results of operations or changes in shareholders’ equity.

2.	Related Party Transactions

On December 12, 2003, the Company entered into a loan and security agreement with the Company’s Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount of $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A. borrowings, is secured by the Company’s assets.  Principal is due and payable on or before February 15, 2006.  Accrued interest is paid monthly.  The principal balance outstanding on June 30, 2005 was $500,000.  The loan proceeds were used for working capital.

Index                                                                                                      7

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3.	Series A Convertible Preferred Stock Dividend

On June 7, 2005, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended June 30, 2005, payable on July 1, 2005, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on June 7, 2005.

4.	Long-Term Debt, Notes Payable and Capital Leases

A summary of long-term debt, notes payable and capital leases follows:

(In thousands)	June 30,	December 31,
	2005	2004
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate of 9.75% at June 30, 2005, due February 2006.	$500	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at June 30, 2005, due May 1, 2007.	462	581
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at June 30, 2005, due June 1, 2009. (541 Euro)	655	825
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at June 30, 2005, due July 1, 2029. (469 Euro)	567	650
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at June 30, 2005, due January 31, 2030. (464 Euro)	561	-
Capital lease payable to a Netherlands bank, with an interest rate of 6.3% at June 30, 2005, due May 27, 2011. (315 Euro)	381	-
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 5.25% at June 30, 2005, due October 1, 2006.	2,475	2,125
Total	5,601	4,681
Less current maturities	1,006	950
Total long-term debt and capital leases	$4,595	$3,731

As noted below, the Company entered into a new loan agreement with Bank of America, N.A. on December 21, 2004, which removed the subjective acceleration clauses contained in the Company’s prior loan agreement and extended the maturity date on the Company’s revolving line of credit to October 1, 2006.  As a result, the US revolving line of credit was reported at December 31, 2004 and June 30, 2005 as long-term debt.

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

US Bank Credit Facility and Term Loan

The Company entered into a new loan agreement (the “Agreement”) with Bank of America, N.A. (the “Bank”) on December 21, 2004, which amended and restated the Company’s previous loan agreement with the Bank dated August 23, 2002, as amended.  Under the Agreement, the Bank has agreed to continue to provide the Company with a $5,000,000 revolving line of credit (the “Line”) subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The revolving loan is due on October 1, 2006.  The Bank has also agreed to issue standby letters of credit for the Company’s account up to the amount available under the Line.  The Company’s prior term loan with the Bank was restated under the Agreement to the unpaid balance of $581,859.  The term loan bears interest at 5.2% per annum and matures on May 1, 2007.  The Company is required to make monthly payments in the amount of $20,064, plus interest.  The loan balance at June 30, 2005, was $462,000.  Both the Line and the term loan are secured by the Company’s property, plant and equipment, as well as inventory and accounts receivable.  At June 30, 2005, the Company had $2,475,000 outstanding on the Line and $1,174,000 was available to the Company on that date based on eligible accounts receivable and inventory borrowing limitations.

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

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At June 30, 2005, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.

  Current Ratio – Required to be at least 1.1 to 1.0.  At June 30, 2005, the Company’s Current Ratio was 2.0 to 1.0.

  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended June 30, 2005, the Company’s Fixed Charge Coverage Ratio was 2.4 to 1.0.

As of and for the four quarters ended June 30, 2005, the Company was in compliance with all financial ratios contained in the Agreement and expects to be in compliance for a period of twelve-months beyond June 30, 2005.

Netherlands Bank Credit Facility, Mortgage and Term Loan

On July 7, 2004, the Company’s subsidiary, TP&T, entered into a new loan agreement with Rabobank in the Netherlands.  The agreement increased TP&T’s line of credit from Euro 650,000 to Euro 750,000 ($907,000) for the purpose of funding the refundable portion of VAT tax on the operation’s building expansion.  The increase in TP&T’s line of credit was in effect until July 31, 2005.  The credit facility is secured by TP&T's inventory and accounts receivable.  The Company has guaranteed this credit facility.  At June 30, 2005, TP&T had utilized Euro 477,000 ($577,000) of their short-term credit facility with an interest rate of Rabobank prime plus 2% (6.75% at June 30, 2005).

On July 7, 2004, TP&T entered into a mortgage loan with Rabobank.  The mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616.  The loan balance at June 30, 2005 was Euro 469,000 ($567,000).

On April 2, 2004, TP&T entered into a separate loan agreement with Rabobank.  The new loan agreement with Rabobank funded a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce the credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5% per annum.  The Company has guaranteed this term loan.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266.  The loan balance at June 30, 2005 was Euro 541,000 ($655,000).

On January 3, 2005, TP&T entered into a new mortgage loan with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566.  The mortgage is secured by the land and building purchased on January 3, 2005.  The loan balance at June 30, 2005 was Euro 464,000 ($561,000).

Index                                                                                                      9

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

TP&T’s loan agreements covering both the credit facility and the term loan include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in the Company’s business.  The Company believes that such subjective acceleration clauses are customary in the Netherlands for such borrowings.  However, if demand is made by the lending institutions, the Company may require additional debt or equity financing to meet our working capital and operational requirements, or if required, to refinance the demanded indebtedness.

Netherlands Capital Lease Agreement

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The capital lease is in the amount of Euro 377,351 ($454,935) including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241.  The net present value of the lease at June 30, 2005 was Euro 315,000 ($381,000).

Malaysian Bank Credit Facilities

The Company’s subsidiary, TMM, entered into new loan agreements on November 23, 2004, with two banks in Malaysia, HSBC Bank Malaysia Berhad (“HSBC”) and RHB Bank Berhad (“RHB”) to renew its short term credit facilities through October 31, 2005.  The RHB facility provides for an overdraft line of credit up to 1,000,000 Ringgits ($263,000) and an export line of credit (“ECR”) up to 9,300,000 Ringgits ($2,447,000).  The HSBC facility provides for an overdraft line of credit up to 500,000 Ringgits ($132,000) and an ECR up to 8,000,000 Ringgits ($2,105,000).  The overdraft facilities bear interest at 1.25% over bank prime per annum and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR is a government supported financing arrangement specifically for exporters and is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.  The borrowings under the short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provides that the banks may demand repayment at any time.  The Company believes such a demand provision is customary in Malaysia for such facilities.  The facilities are secured by TMM’s property, plant and equipment.  The credit facilities prohibit TMM from paying dividends and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.  At June 30, 2005, TMM was not utilizing their facility under the line of credit or the ECR.

Index                                                                                                         10

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5.	Capital Leases

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under capital leases is included in the balance sheets as property, plant and equipment and was $381,181 and $0 at June 30, 2005 and December 31, 2004, respectively.  Accumulated amortization of the leased equipment at June 30, 2005 and December 31, 2004 was not significant.  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 ($454,935) including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241.  The net present value of the lease at June 30, 2005 was Euro 315,000 ($381,000).

The following table sets forth the minimum future lease payments under this lease as of June 30, 2005:

Year Ending December 31,	Amount
2005	$44,395
2006	76,105
2007	76,105
2008	76,105
2009	76,105
Thereafter	107,818
Total minimum lease payments	456,633
Less: Amount representing executory costs	(288)
Net minimum lease payments	456,345
Less: Amount representing interest	(75,163)
Present value of net minimum lease payments	381,182
Less: Current maturities of capital lease obligations	(55,000)
Long-term capital lease obligations	$326,182

Index                                                                                                      11

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net Income	$331	$190	$786	$431
Preferred Stock Dividends	(15)	(15)	(30)	(26)
Numerator for basic earnings per share - income available to common stockholders	316	175	756	405
Effect of dilutive securities:	-	-	-	-
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions	$316	$175	$756	$405
Denominator:
Denominator for basic earnings per share - weighted-average shares	7,808	7,777	7,802	7,688
Effect of dilutive securities:
Employee stock options	326	262	325	305
Dilutive potential common shares	326	262	325	305
Denominator for diluted earnings per share - weighted-averagae shares and assumed conversions	8,134	8,039	8,127	7,993
Basic earnings per common share:
Net Income	$0.04	$0.02	$0.10	$0.05
Diluted earnings per common share:
Net Income	$0.04	$0.02	$0.09	$0.05

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares for the quarters ended June 30, 2005 and 2004.  For the six month periods ended June 30, 2005 and 2004, common shares excluded from the diluted earnings per share were 168,000 and 145,000, respectively.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Options excluded from the diluted earnings per share for the second quarter 2005 and 2004 were 98,000 and 105,000, respectively.  For the six month periods ended June 30, 2005 and 2004, options excluded from the diluted earnings per share were 105,000 and 102,000, respectively.  The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the Three Months Ended:
June 30, 2005
Net Sales:
Customer sales	$5,932	$887	$2,119	$-	$8,938
Intercompany sales	9	1,067	225	(1,301)	-
Total Net Sales	$5,941	$1,954	$2,344	$(1,301)	$8,938
Segment profit (loss)	$51	$(199)	$148	$331	$331
June 30, 2004
Net Sales:
Customer sales	$5,108	$433	$845	$-	$6,386
Intercompany sales	-	1,118	2,611	(3,729)	-
Total Net Sales	$5,108	$1,551	$3,456	$(3,729)	$6,386
Segment profit (loss)	$(300)	$104	$604	$(218)	$190

As of and for the Six Months Ended:
June 30, 2005
Net Sales:
Customer sales	$11,616	$1,624	$2,837	$-	$16,077
Intercompany sales	9	2,461	370	(2,840)	-
Total Net Sales	$11,625	$4,085	$3,207	$(2,840)	$16,077
Segment profit (loss)	$350	$(197)	$233	$400	$786
Segment assets	$12,187	$9,704	$12,138	$(136)	$33,893
June 30, 2004
Net Sales:
Customer sales	$9,655	$893	$1,842	$-	$12,390
Intercompany sales	-	1,846	2,766	(4,612)	-
Total Net Sales	$9,655	$2,739	$4,608	$(4,612)	$12,390
Segment profit (loss)	$(665)	$139	$773	$184	$431
Segment assets	$12,077	$6,008	$12,360	$(615)	$29,830

Product sales of inventory between Corpus Christi, TP&T and TMM are based on inter-company pricing, which includes an inter-company profit margin.  In the geographic information, the segment profit (loss) from all locations is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of SR, HITOX and ALUPREM.

Index                                                                                                      13

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.	Stock Options and Equity Compensation Plan

The following table provides information as of June 30, 2005, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	917,545	$ 3.134	168,300
Equity compensation plans not approved by security holders	--		--
Total	917,545		168,300

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At June 30, 2005, the 1990 Plan had 95,650 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At June 30, 2005, the Plan had 771,895 options outstanding.

In 1999, an additional 75,000 options were issued outside the 1990 Plan at an exercise price of $2.125.  Of the options issued outside the 1990 Plan, 50,000 options were outstanding at June 30, 2005.

Both the 1990 Plan and the Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

Exercise prices on options outstanding at June 30, 2005, ranged from $0.92 to $6.11 per share.  The weighted-average remaining contractual life of those options is 7.2 years.  The number of options exercisable at June 30, 2005 and 2004 was 580,845 and 325,450, respectively.

Index                                                                                                      14

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9.	Subsequent Events

On July 8, 2005, the Company entered into a lease agreement schedule (the “Schedule”) with Banc of America Leasing & Capital, LLC (“BALC”) for equipment related to the HITOX plant expansion.  The amount of the lease is $251,981 and has a term of 78 months with equal installments of $3,903.  At the end of the lease term, the Company can either: 1) return the equipment; 2) extend the lease for a period to be agreed upon by the Company and BALC for an amount equal to the equipment’s fair market rental value as determined by BALC; or 3) purchase the equipment at the then fair market value of the equipment.

On July 19, 2005, TP&T entered into a loan agreement with Rabobank in the amount of Euro 500,000 ($601,750).  The proceeds of the loan will be utilized to fund the balance of TP&T’s building expansion.  The term loan, which is secured by TP&T’s assets, will be repaid over a 10 year period with interest rates fixed for the first five years at 6.1% per annum.  Monthly principal and interest payments will commence on August 31, 2005, and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167.

On July 21, 2005, the Malaysian government announced that the exchange rate of the Ringgit would immediately be allowed to operate in a managed float, with its value being determined by economic fundamentals.  The government stated that the changes in the international and regional financial and economic environment make it important for Malaysia to have a stable exchange rate against its major trading partners, in particular, the regional countries.  The government believes that such stability will be achieved by maintaining the value of the Ringgit against a trade-weighted index of Malaysia’s major trade partners.  (This action reversed the capital controls imposed by the Malaysian government in September 1988 that fixed the country’s Ringgit currency at 3.8 Ringgits per 1 U.S. dollar.)  At July 31, 2005, the exchange rate was 3.7509 Ringgits per 1 U.S. dollar.

10.	Recent Accounting Pronouncements

SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.

This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.

Index                                                                                                      15

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Item 2.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

Net Sales:  Consolidated net sales for the three month period ended June 30, 2005 were approximately $8,938,000, an increase of approximately $2,552,000 or 40% compared with the same period 2004 net sales of approximately $6,386,000.  Consolidated net sales were approximately $16,077,000 for the six month period ended June 30, 2005, an increase of approximately $3,687,000 or 30% compared with the same period 2004 net sales of approximately $12,390,000.  Net sales for both the quarter and year to date are higher primarily due to increased volumes in SR, ALUPREM and HITOX and price increases over all products, offset by a decrease in volume of BARTEX, and HALTEX.

Following is a summary of our consolidated products sales for the three month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,
Product	2005		2004		Variance
HITOX	$3,498	39%	$3,121	49%	$377	12%
ALUPREM	2,778	31%	1,965	31%	813	41%
SR	1,492	17%	9	0%	1,483	100%
BARTEX	712	8%	833	13%	(121)	-15%
HALTEX	239	3%	361	6%	(122)	-34%
OTHER	219	2%	97	1%	122	126%
Total	$8,938	100%	$6,386	100%	$2,552	40%

  ALUPREM Sales – Increased $813,000, or 41%, in the second quarter 2005 ($517,000 in volume, $266,000 in price increases and $30,000 related to foreign currency exchange rates).  The volume increase is primarily due to increased demand from Engelhard Corporation (under a one year purchase agreement).

  SR Sales – Increased $1,483,000 in the second quarter 2005 due primarily to the timing of purchases from the Kerr McGee Chemical Corporation (“KMG”).

  HITOX Sales – Increased $377,000, or 12%, ($197,000 in volume and $180,000 in price).  The increase in sales of our HITOX is primarily due to the continued strengthening of the US economy and the rising price of TiO2.

  BARTEX Sales – Decreased $121,000, or 15%, (volume decreased $183,000 offset by an increase in price of $62,000).  The decrease in sales of our BARTEX is primarily due to a decrease in volume resulting from an increase in our selling price.

  HALTEX Sales – Decreased $122,000, or 34%, (volume decreased $182,000 in volume offset by an increase in price of $60,000).  The decrease in sales of our HALTEX is primarily due to a decrease in volume resulting from an increase in our selling price.

  Other Product Sales – Increased $122,000, or 126%.

Index                                                                                                      16

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Following is a summary of our consolidated products sales for the six month periods ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended June 30,
Product	2005		2004		Variance
HITOX	$6,861	43%	$6,041	49%	$820	14%
ALUPREM	5,516	34%	3,540	29%	1,976	56%
SR	1,501	9%	359	3%	1,142	318%
BARTEX	1,312	8%	1,522	12%	(210)	-14%
HALTEX	421	3%	648	5%	(227)	-35%
OTHER	466	3%	280	2%	186	66%
Total	$16,077	100%	$12,390	100%	$3,687	30%

  ALUPREM Sales – Increased $1,976,000, or 56%, in 2005 ($1,437,000 in volume, $475,000 in price increases and $64,000 related to foreign currency exchange rates).  The volume increase is primarily due to increased demand from Engelhard Corporation (under a one year purchase agreement).

  SR Sales – Increased $1,142,000, or 318%, in 2005 ($1,066,000 in volume and $76,000 in price) due primarily to the timing of purchases from the Kerr McGee Chemical Corporation (“KMG”).

  HITOX Sales – Increased $820,000, or 14%, ($537,000 in volume and $283,000 in price).  The increase in sales of our HITOX is primarily due to the continued strengthening of the US economy and the rising price of TiO2.

  BARTEX Sales – Decreased $210,000, or 14%, (volume decreased $339,000 offset by an increase in price of $129,000).  The decrease in sales of our BARTEX is primarily due to a decrease in volume resulting from an increase in our selling price.

  HALTEX Sales – Decreased $227,000, or 35%, (volume decreased $330,000 offset by an increase in price of $103,000).  The decrease in sales of our HALTEX is primarily due to a decrease in volume resulting from an increase in our selling price.

  Other Product Sales – Increased $186,000, or 66%.

Index                                                                                                      17

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Corpus Christi Operation

Following is a summary of net sales for our Corpus Christi operation for the quarters ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,
Product	2005		2004		Variance
HITOX	$2,796	47%	$2,290	45%	$506	22%
ALUPREM	2,098	35%	1,532	30%	566	37%
BARTEX	712	12%	833	16%	(121)	-15%
HALTEX	239	4%	361	7%	(122)	-34%
OTHER	87	2%	92	2%	(5)	-5%
Total	$5,932	100%	$5,108	100%	$824	16%

  ALUPREM Sales – Increased $566,000 or 37%, ($315,000 in volume and $251,000 in price).

  HITOX Sales – Increased $506,000 or 22%, ($335,000 in volume and $171,000 in price).

  BARTEX/HALTEX/Other Sales – Decreased $248,000 or 19%, (volume decreased $373,000 offset by an increase in price of $125,000).

Following is a summary of net sales for our Corpus Christi operation for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended June 30,
Product	2005		2004		Variance
HITOX	$5,535	48%	$4,568	47%	$967	21%
ALUPREM	4,119	35%	2,647	27%	1,472	56%
BARTEX	1,312	11%	1,522	16%	(210)	-14%
HALTEX	421	4%	648	7%	(227)	-35%
OTHER	229	2%	270	3%	(41)	-15%
Total	$11,616	100%	$9,655	100%	$1,961	20%

  ALUPREM Sales – Increased $1,472,000 or 56%, ($1,010,000 in volume and $462,000 in price).

  HITOX Sales – Increased $967,000 or 21%, ($723,000 in volume and $244,000 in price).

  BARTEX/HALTEX/Other Sales – Decreased $478,000 or 20%, (volume decreased $719,000 offset by an increase in price of $241,000).

Index                                                                                                      18

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Netherlands Operation

Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  During the second quarter 2005, TP&T began purchasing HITOX from TMM for distribution in Europe.  The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the three month periods ended June 30, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended June 30,
Product	2005		2004		Variance
HITOX	$207	23%	$-	0%	$207	100%
ALUPREM	680	77%	433	100%	247	57%
Total	$887	100%	$433	100%	$454	105%

  ALUPREM Sales – Increased $247,000, or 57%, ($202,000 in volume, $15,000 in price and $30,000 due to foreign currency exchange rates).  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.

  HITOX Sales – TP&T began selling HITOX to our European customers during the second quarter 2005.  These sales accounted for $207,000 or 23% of TP&T’s total second quarter 2005 sales.  Prior to this period, European Hitox customers had been serviced by TMM.

  TP&T also produces 99% of the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

The following table represents TP&T’s ALUPREM sales (in thousands) for the six month periods ended June 30, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

	Six Months Ended June 30,
Product	2005		2004		Variance
HITOX	$207	13%	$-	0%	$207	100%
ALUPREM	1,397	86%	893	100%	504	56%
OTHER	20	1%	-	0%	20	100%
Total	$1,624	100%	$893	100%	$731	82%

  ALUPREM Sales – Increased $504,000, or 56%, ($427,000 in volume, $13,000 in price and $64,000 due to foreign currency exchange rates).  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.

  HITOX Sales – TP&T began selling HITOX to our European customers during the second quarter 2005.  These sales accounted for $207,000 or 13% of TP&T’s year to date sales.  Prior to the second quarter, European Hitox customers had been serviced by TMM.

  TP&T also produces 99% of the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

Index                                                                                                      19

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our Corpus Christi operation.  The following table represents TMM’s sales (in thousands) for the quarters ended June 30, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended June 30,
Product	2005		2004		Variance
HITOX	$495	23%	$831	98%	$(336)	-40%
SR	1,492	71%	9	1%	1,483	100%
OTHER	132	6%	5	1%	127	2540%
Total	$2,119	100%	$845	100%	$1,274	151%

  HITOX Sales – Decreased $336,000 or 40%, (volume decreased $345,000 offset by price increase of $9,000).  The decrease in Hitox sales at TMM is primarily the result of the shift in European Hitox sales from TMM to TP&T during the second quarter 2005 and a decrease in Hitox sales in Asia.

  SR Sales – Increased $1,483,000 due primarily to the timing of purchases from KMG.

  Other Product Sales – Increased $127,000 due primarily to the sale of Zircon.

The following table represents TMM’s sales (in thousands) for the six month periods ended June 30, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

	Six Months Ended June 30,
Product	2005		2004		Variance
HITOX	$1,119	39%	$1,473	80%	$(354)	-24%
SR	1,501	53%	359	19%	1,142	318%
OTHER	217	8%	10	1%	207	2070%
Total	$2,837	100%	$1,842	100%	$995	54%

  HITOX Sales – Decreased $354,000 or 24%, (volume decreased $393,000 offset by an increase in price of $39,000).  The decrease in Hitox sales at TMM is primarily the result of the shift in European Hitox sales from TMM to TP&T during the second quarter 2005 and a decrease in Hitox sales in Asia

  SR Sales – Increased $1,142,000 or 318% ($1,066,000 in volume and $76,000 in price) due primarily to the timing of purchases by KMG.

  Other Product Sales – Increased $207,000 due primarily to the sale of Zircon.

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

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Gross Margin:  For the three month period ended June 30, 2005, gross margin increased $301,000 over the same period in 2004; however, as a percentage of sales, the margin reduced to approximately 22% as compared to approximately 26% (4 percentage points).  Significant factors contributing to the gross margin increase are:

  Net sales price increases of approximately $570,000 resulting in an increase in the margin percentage of approximately 7%.

  Sales volume increases resulted in approximately $600,000 of margin improvement; however, the majority of the sales volume increase was in lower margined SR sales resulting in an approximate 3% reduction in margin percentage due to mix.

  More efficient use of energy at the Corpus Christi facility primarily due to the new production process resulting in approximately $200,000 of improved margin or 2%.

Offsetting the margin improvements are increased costs of production which are primarily related to:

  Under-absorption of indirect costs and increased repairs resulting from production slowdown due to mechanical difficulties at TP&T of approximately $275,000 (3% of sales).

  Continued utility cost increases of approximately $270,000 (3% of sales), primarily related to increase gas and electricity usage at TP&T ($130,000), increase in fuel oil pricing at TMM ($110,000) and increase in gas pricing at Corpus Christi ($30,000).

  Raw material cost increases primarily related to the production of ALUPREM at TP&T of approximately $150,000 (1% of sales).

  Freight out price increases of approximately $150,000 (1% of sales) primarily due to increase cost of transporting ALUPREM from TP&T to US customers.

  Other costs of approximately $215,000 (2% of sales), primarily due to increases in freight-in costs associated with transporting SR from TMM to Corpus Christi of approximately $65,000 and foreign exchange/translation effects of $80,000 and other miscellaneous cost increases.

For the six month period ended June 30, 2005, gross margin increased $557,000 over the same period in 2004; however, as a percentage of sales, the margin reduced to approximately 23% as compared to approximately 25% (2 percentage points).  Significant factors contributing to the gross margin increase are:

  Net sales price increases of approximately $1,065,000 resulting in an increase in the margin percentage of approximately 7%.

  Sales volume increases resulted in approximately $1,000,000 of margin improvement; however, the majority of the sales volume increase was in lower margined SR sales resulting in an approximate 2% reduction in margin percentage due to mix.

  More efficient use of energy at the Corpus Christi facility primarily due to the new production process resulting in approximately $280,000 of improved margin or 2%.

Offsetting the margin improvements are increased costs of production which are primarily related to:

  Continued utility cost increases of approximately $430,000 (2% of sales), primarily related to increase gas and electricity usage at TP&T ($220,000), increase in fuel oil pricing at TMM ($110,000) and increase in gas pricing at Corpus Christi ($100,000).

  Under-absorption of indirect costs of approximately $375,000 (2% of sales) resulting from:  under-absorption and increased repairs at TP&T of approximately $395,000 primarily from production slowdown due to mechanical difficulties; under-absorption of indirect costs at TMM of approximately $120,000 due to lower SR production resulting from the timing of shipments of SR; offset by approximately $140,000 of production efficiencies at Corpus Christi due to higher production levels.

  Raw material cost increases primarily related to the production of ALUPREM at TP&T of approximately $360,000 (2% of sales).

  Freight out price increases of approximately $235,000 (1% of sales) primarily due to increase cost of transporting ALUPREM from TP&T to US customers.

  Other costs of approximately $385,000 (2% of sales), primarily due to increases in freight-in costs associated with transporting SR from TMM to Corpus Christi of approximately $180,000 and foreign exchange/translation effects of $90,000 and other miscellaneous cost increases.

Index                                                                                                      21

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

General, Administrative and Selling Expenses:  Total general, administrative and selling expenses ("SG&A") increased from $1,227,000 for the quarter ended June 30, 2004 to $1,299,000 for the same period 2005, an increase of $72,000, or 6%.  Significant factors contributing to the increase are:

  Salaries increased approximately $80,000 due primarily to annual increases and additional staff.

  Travel expense increased approximately $50,000 due primarily to increase travel by our sales staff in both the US and Europe.

  Stock option expense decreased $55,000 due to a higher level of options being granted in the second quarter 2004 over 2005.

SG&A expenses decreased from $2,323,000 for the six month period ended June 30, 2004 to $2,319,000 for the same period 2005, a decrease of $4,000.

Interest Expense:  Net interest expense for the quarter increased approximately $28,000 from $60,000 for the quarter ended June 30, 2004 to $88,000 for the same period 2005.  For the 2005 quarter, interest expense at the Corpus Christi operation increased approximately $43,000 due primarily to a larger outstanding balance on the line of credit.  Offsetting this increase was a decrease in TP&T’s interest expense of approximately $5,000 and TMM’s of approximately $10,000.

Year to date, net interest expense increased approximately $99,000 from $77,000 for the six month period ended June 30, 2004 to $176,000 for the same period 2005.  Interest expense at the Corpus Christi operation increased approximately $58,000 due primarily to a larger outstanding balance on the line of credit.  TP&T’s interest expense increased approximately $58,000 primarily due to an increase in long-term debt related to equipment financing and facility expansion offset by an adjustment in the amount of $33,000, which we recorded in the second quarter 2004 to reduce TP&T’s interest expense which represented a refund of excess interest payments made in 2003.  TMM’s interest expense decreased approximately $17,000 due to a reduction in the outstanding balance on the ECR.

Income Taxes:  We recorded $90,000 in income taxes for the second quarter 2005, a $58,000 increase over the same three month period 2004.  Year to date, we have recorded $197,000 in income taxes, an increase of $111,000 over the same six month period 2004.  Income taxes consisted of approximately $16,000 in State income taxes in the US and $181,000 of foreign deferred tax expense.

Index                                                                                                      22

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents increased $391,000 from December 31, 2004 to June 30, 2005.

(In thousands)	June 30, 2005	June 30, 2004
Net cash provided by (used in)
Operating activities	$1,720	$(692)
Investing activities	(1,859)	(1,171)
Financing activities	458	1,996
Effect of exchange rate fluctuations	72	27
Net change in cash and cash equivalents	$391	$160

Operating Activities

Operating activities provided cash of approximately $1,720,000 during the first six months of 2005.  Following are the major changes in working capital affecting cash provided by operating activities for the six month period ended June 30, 2005:

  Accounts Receivable:  Accounts receivable decreased approximately $1,228,000 primarily due to the receipt of payment for a large fourth quarter 2004 sale of SR to KMG.  Accounts receivable at the Corpus Christi operation increased $776,000 and TP&T’s increased approximately $275,000 due primarily to higher second quarter sales; and TMM’s decreased $2,279,000 primarily due to receipt of payment on fourth quarter 2004 SR sale to KMG.

  Inventories: Inventories increased approximately $579,000.  Inventories at the Corpus Christi operation decreased $1,112,000 primarily as a result of a decrease in their raw materials of $1,423,000 (primarily SR) which was offset by an increase in finished goods inventories of approximately $311,000 (primarily HITOX).  TP&T’s inventories increased $29,000 primarily as a result of an increase their finished goods inventory.  TMM’s inventories increased $1,662,000 primarily relating to an increase in their SR inventory which will be shipped to the Corpus Christi operation in the third quarter 2005.

  Other Current Assets:  Other current assets increased approximately $347,000 primarily due to the prepayment of annual insurance premiums by each operation and equipment deposits made by the Corpus Christi operation.

  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased approximately $323,000.  Of the decrease, the Corpus Christi operation accounted for approximately $473,000 primarily due to the payment of expenses accrued at December 31, 2004, relating to the HITOX plant expansion that came on line at the end of 2004.  Offsetting this decrease was an increase of approximately $128,000 at TP&T relating primarily to equipment repairs and costs associated with their building expansion.  TMM’s increased approximately $37,000 related to an increase in inventory.

Index                                                                                                      23

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Investing Activities

We used cash of approximately $1,859,000 in investing activities during the first six months of 2005 primarily for the purchase of fixed assets related to the expansion of our HITOX and ALUPREM production and the facility expansion at TP&T.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $370,000 primarily related to the completion of the HITOX production facility. The plant expansion will increase production of HITOX titanium dioxide pigment at Corpus Christi by approximately 10,000 tons annually and utilize a new proprietary production process, which is expected to reduce costs, and we believe that it has the potential to increase the size of the market for HITOX.

  Netherlands Operation:  We invested approximately $1,631,000 at TP&T primarily relating to its facility expansion and equipment to expand the ALUPREM production capacity.  TP&T purchased a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility and has nearly completed the expansion of its existing building that effectively added another 10,000 square feet of plant space.  TP&T utilized approximately $195,000 of cash that had been restricted at the end of 2004 towards the cost to complete the building expansion.

  Malaysian Operation:  We invested approximately $53,000 at TMM for new equipment.

Financing Activities

Financing activities provided approximately $458,000 in financing activities during the first six months of 2005.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit increased $350,000 from $2,125,000 to $2,475,000.  TP&T’s bank line of credit decreased approximately $102,000.

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

  Long-term Debt – Financial Institutions:  TP&T’s net long-term debt increased approximately $848,000 primarily due to a new mortgage loan to fund the acquisition of a 10,000 square foot warehouse located adjacent to their existing production facility and a capital lease for production equipment.  Long-term debt at the Corpus Christi operation decreased approximately $120,000.

  Issuance of Common Stock Options:  The Company received proceeds of $57,000 as a result of employees and Directors exercising their common stock options.

  Preferred Stock Dividends:  The Company paid dividends of $15,000 on its Series A convertible preferred stock, or $0.075 per share.

Liquidity

The terms of our borrowings contain restrictions and covenants, including subjective acceleration clauses and demand clauses on our foreign debt and covenants on our US debt based on our performance.  Our failure to comply with such restrictions and covenants, or the exercise of subjective acceleration or demand clauses, could adversely affect our financial position.  We believe that we have adequate liquidity for fiscal year 2005 and expect to maintain compliance with all financial covenants throughout the next 12 months.

Index                                                                                                      24

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

Index                                                                                                      25

Part II  -  Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 20, 2005, at the Omni Marina Hotel, Corpus Christi, Texas.  The following matters were submitted for vote of the security holders:

Election of Directors	For	Withheld
Richard L. Bowers	5,734,123	64,800
David A. Hartman	5,735,823	63,100
Thomas W. Pauken	5,732,323	66,600
W. Craig Epperson	5,732,323	66,600
Douglas M. Hartman	5,735,823	63,100
Bernard A. Paulson	5,725,823	73,100
John J. Buckley	5,729,623	69,300
Si Boon Lim	5,734,723	64,200
Chin-Yong Tan	5,735,823	63,100

	For	Against	Abstain	Broker Non-Vote
Ratification of Auditors	5,794,923	4,000	0	0

Item 5.	Other Information

Subsequent Events

See Note 9 to the Condensed Consolidated Financial Statements, entitled “Subsequent Events”, on page 15.

Index                                                                                                      26

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 15, 2005	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	August 15, 2005	LAWRENCE W. HAAS Lawrence W. Haas Treasurer and CFO

Index                                                                                                      27