Form 10QSB
period 2005-09-30
TOR MINERALS INTERNATIONAL INC
filed 2005-11-14
CIK 842295

United States
Securities and Exchange Commission
Washington, D. C.  20549
____________________________

FORM 10-QSB
____________________________

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
 OR
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

Yes [ X ]	No [__]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding as of October 17, 2005
Common Stock, $0.25 par value	7,822,253

Transitional Small Business Disclosure Format (check one):

Yes [__]	No [ X ]

Index                                                                                                      1

Index                                                                                                      2

TOR Minerals International, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$304	$341
Accounts receivable, net	3,694	5,609
Inventories	9,056	5,977
Other current assets	490	519
Total current assets	13,544	12,446
PROPERTY, PLANT AND EQUIPMENT, net	19,715	18,988
GOODWILL	1,754	1,981
OTHER ASSETS	19	219
	$35,032	$33,634
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,426	$3,281
Accrued expenses	2,200	1,358
Notes payable under lines of credit	266	762
Export credit refinancing facility	525	560
Current maturities - Capital Leases	54	-
Current maturities of long-term debt – Financial Institutions	510	450
Current maturities of long-term debt – Related Parties	500	500
Total current liabilities	6,481	6,911
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital Leases	305	-
Long-term debt – Financial Institutions	2,206	1,606
Notes payable under lines of credit	2,950	2,125
DEFERRED TAX LIABILITY	508	279
Total liabilities	12,450	10,921
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 9/30/05 and 12/31/04	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,822 and 7,784 shares issued and outstanding at 9/30/05 and at 12/31/04, respectively	1,955	1,946
Additional paid-in capital	22,387	22,047
Accumulated deficit	(2,631)	(3,056)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on derivatives	(256)	37
Cumulative translation adjustment	1,125	1,737
Total shareholders' equity	22,582	22,713
	$35,032	$33,634

See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      3

TOR Minerals International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET SALES	$6,498	$9,444	$22,584	$21,834
Cost of sales	5,434	7,683	17,797	16,916
GROSS MARGIN	1,064	1,761	4,787	4,918
Technical services and research and development	96	92	304	299
General, administrative and selling expenses	1,047	1,059	3,366	3,382
OPERATING INCOME (LOSS)	(79)	610	1,117	1,237
OTHER INCOME (EXPENSE):
Interest expense, net	(103)	(78)	(279)	(155)
Other, net	(64)	2	(101)	(31)
INCOME (LOSS) BEFORE INCOME TAX	(246)	534	737	1,051
Income tax expense	70	61	267	147
NET INCOME (LOSS)	$(316)	$473	$470	$904
Less: Preferred Stock Dividends	15	15	45	41
Income (Loss) Available to Common Shareholders	$(331)	$458	$425	$863
Income (loss) per common shareholder:
Basic	$(0.04)	$0.06	$0.05	$0.11
Diluted	$(0.04)	$0.06	$0.05	$0.11
Weighted average common shares and equivalents outstanding:
Basic	7,821	7,779	7,808	7,719
Diluted	7,821	8,052	8,127	8,013

See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      4

TOR Minerals International, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET INCOME (LOSS)	$(316)	$473	$470	$904

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain (loss) arising during the period	(256)	20	(848)	45
Net (gain) loss reclassified to income	367	(21)	555	(104)
Currency translation adjustment	(3)	103	(612)	1,376
Other comprehensive income (loss), net of tax	108	102	(905)	1,317
COMPREHENSIVE INCOME (LOSS)	$(208)	$575	$(435)	$2,221

See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      5

TOR Minerals International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$470	$904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,027	814
Amortization	-	58
Non-cash compensation - Stock Options	285	395
Gain on sale/disposal of property, plant and equipment	(12)	(3)
Deferred income taxes	199	123
Provision for bad debt	1	-
Changes in working capital:
Receivables	1,848	(1,311)
Inventories	(3,113)	(1,856)
Other current assets	(30)	(246)
Accounts payable and accrued expenses	(136)	298
Net cash provided by (used in) operating activities	539	(824)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,366)	(2,600)
Proceeds from sales of property, plant and equipment	12	12
Other assets (restricted cash)	194	(199)
Net cash used in investing activities	(2,160)	(2,787)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) on lines of credit	417	(3,320)
Net proceeds (payments) on export credit refinancing facility	(38)	3,083
Proceeds from capital lease	453	-
Payments on capital lease	(94)	-
Proceeds from long-term bank debt	1,166	2,185
Payments on long-term bank debt	(339)	(835)
Payments on related party long-term debt	-	(731)
Proceeds from the issuance of preferred stock, common stock and exercise of common stock options	64	3,615
Preferred stock dividends paid	(45)	(26)
Net cash provided by financing activities	1,584	3,971
Effect of exchange rate fluctuations on cash and cash equivalents	-	18
Net increase (decrease) in cash and cash equivalents	(37)	378
Cash and cash equivalents at beginning of period	341	381
Cash and cash equivalents at end of period	$304	$759
Supplemental cash flow disclosures:
Interest paid	$289	$158
Taxes paid	23	45
See Notes to the Condensed Consolidated Financial Statements

Index                                                                                                      6

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Accounting Policies

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

Income Tax
Due to the utilization of operating loss carry-forwards, the Company recorded only U.S. state income tax expense during the third quarter 2005 of $8,000 and foreign income tax expense of $62,000.  During the third quarter 2004, the Company recorded foreign income tax expense of $61,000.  For the nine month period ended September 30, 2005, the Company recorded U.S. state income tax expense of $23,000 and foreign income tax expense of $244,000 compared to $25,000 and $122,000 for the same period of 2004, respectively.  Taxes are applied based on an estimated annualized consolidated effective rate of 36%, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

Stock Options
The Company accounts for stock options using the fair value method.  As a result, the Company recorded compensation expense for the quarters ended September 30, 2005 and 2004 of approximately $80,000 and $65,000, respectively, and for the nine month periods ended September 30, 2005 and 2004 of approximately $285,000 and $395,000, respectively.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on our results of operations or changes in shareholders’ equity.

Recent Accounting Pronouncements
 SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”.  Statement 154 replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirement for the accounting for and reporting of a change in accounting principle.  This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  Management does not believe that adoption of this statement will materially impact our financial position or results of operations.

Index                                                                                                      7

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2.	Related Party Transactions

On December 12, 2003, the Company entered into a loan and security agreement with the Company’s Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount of $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A. borrowings, is secured by the Company’s assets.  Principal is due and payable on or before February 15, 2006.  Accrued interest is paid monthly.  The principal balance outstanding on September 30, 2005 was $500,000.  The loan proceeds were used for working capital.

3.	Series A Convertible Preferred Stock Dividend

On September 5, 2005, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended September 30, 2005, payable on October 1, 2005, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on September 5, 2005.

4.	Long-Term Debt, Notes Payable and Capital Leases

A summary of long-term debt, notes payable and capital leases follows:

(In thousands)	September 30,	December 31,
	2005	2004
Other indebtedness, payable to Paulson Ranch, a related party, with an effective interest rate of 9.75% at September 30, 2005, due February 2006.	$500	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at September 30, 2005, due May 1, 2007.	401	581
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at September 30, 2005, due June 1, 2009. (507 Euro)	609	825
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at September 30, 2005, due July 1, 2029. (464 Euro)	558	650
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at September 30, 2005, due January 31, 2030. (459 Euro)	552	-
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at September 30, 2005, due July 31, 2015. (496 Euro)	596	-
Capital lease payable to a Netherlands bank, with an interest rate of 6.3% at September 30, 2005, due May 27, 2011. (299 Euro)	359	-
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 6.75% at September 30, 2005, due October 1, 2006.	2,950	2,125
Total	6,525	4,681
Less current maturities	1,064	950
Total long-term debt and capital leases	$5,461	$3,731

As noted below, the Company entered into a new loan agreement with Bank of America, N.A. on December 21, 2004, which removed the subjective acceleration clauses contained in the Company’s prior loan agreement and extended the maturity date on the Company’s revolving line of credit to October 1, 2006.  As a result, the US revolving line of credit was reported at December 31, 2004 and September 30, 2005 as long-term debt.

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

Index                                                                                                      8

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

US Bank Credit Facility and Term Loan
The Company entered into a new loan agreement (the “Agreement”) with Bank of America, N.A. (the “Bank”) on December 21, 2004, which amended and restated the Company’s previous loan agreement with the Bank dated August 23, 2002, as amended.  Under the Agreement, the Bank has agreed to continue to provide the Company with a $5,000,000 revolving line of credit (the “Line”) subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The revolving loan is due on October 1, 2006.  The Bank has also agreed to issue standby letters of credit for the Company’s account up to the amount available under the Line.  The Company’s prior term loan with the Bank was restated under the Agreement to the unpaid balance of $581,859.  The term loan bears interest at 5.2% per annum and matures on May 1, 2007.  The Company is required to make monthly payments in the amount of $20,064, plus interest.  The loan balance at September 30, 2005, was $401,000.  Both the Line and the term loan are secured by the Company’s property, plant and equipment, as well as inventory and accounts receivable.  At September 30, 2005, the Company had $2,950,000 outstanding on the Line, $121,000 outstanding under the letters of credit and $536,000 was available to the Company on that date based on eligible accounts receivable and inventory borrowing limitations.

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

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At September 30, 2005, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At September 30, 2005, the Company’s Current Ratio was 2.1 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended September 30, 2005, the Company’s Fixed Charge Coverage Ratio was 1.8 to 1.0.

As of and for the four quarters ended September 30, 2005, the Company was in compliance with all financial ratios contained in the Agreement and expects to be in compliance for a period of twelve-months beyond September 30, 2005.

Netherlands Bank Credit Facility, Mortgage and Term Loan
On July 7, 2004, the Company’s subsidiary, TP&T, entered into a new loan agreement with Rabobank in the Netherlands.  The agreement increased TP&T’s line of credit from Euro 650,000 to Euro 750,000 for the purpose of funding the refundable portion of VAT tax on the operation’s building expansion.  The increase in TP&T’s line of credit was in effect until July 31, 2005 at which time the line reverted back to Euro 650,000 ($781,000).  The credit facility is secured by TP&T's inventory and accounts receivable.  The Company has guaranteed this credit facility.  At September 30, 2005, TP&T had utilized Euro 222,000 ($266,000) of their short-term credit facility with an interest rate of Rabobank prime plus 2% (6.75% at September 30, 2005).

On July 7, 2004, TP&T entered into a mortgage loan with Rabobank.  The mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616.  The loan balance at September 30, 2005 was Euro 464,000 ($558,000).

Index                                                                                                      9

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On April 2, 2004, TP&T entered into a separate loan agreement with Rabobank which funded a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce the credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5% per annum.  The Company has guaranteed this term loan.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266.  The loan balance at September 30, 2005 was Euro 507,000 ($609,000).

On January 3, 2005, TP&T entered into a new mortgage loan with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566.  The mortgage is secured by the land and building purchased on January 3, 2005.  The loan balance at September 30, 2005 was Euro 459,000 ($552,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of TP&T’s building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167.  The loan is secured by TP&T’s assets.  The loan balance at September 30, 2005 was Euro 496,000 ($596,000).

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

Malaysian Bank Credit Facilities
The Company’s subsidiary, TMM, entered into a new loan agreement on November 23, 2004, with RHB Bank Berhad (“RHB”) in Malaysia to renew its short term credit facilities through October 31, 2005.  The RHB facility provides for an overdraft line of credit up to 1,000,000 Ringgits ($265,000) and an export line of credit (“ECR”) up to 9,300,000 Ringgits (“RM”) ($2,460,000). The overdraft facilities bear interest at 1.25% over bank prime per annum and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At September 30, 2005, TMM had RM 343,000 ($91,000) outstanding under the ECR and RM 8,957,000 available on the ECR and RM 1,000,000 on the line of credit.

On September 14, 2005, TMM amended it banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment added a US Dollar term loan in the amount of $1,000,000 (RM 3,780,000) for the purpose of upgrading TMM’s plant and machinery and increased the Bankers Acceptance from RM 500,000 to RM 3,780,000 ($1,000,000).  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($132,000) and an ECR up to RM 8,000,000 ($2,116,000).  The overdraft facilities bear interest at 1.25% over bank prime per annum and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At September 30, 2005, TMM had RM 1,641,000 ($434,000) outstanding under the ECR and RM 6,359,000 available on the ECR and RM 500,000 on the line of credit.

The ECR is a government supported financing arrangement specifically for exporters and is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.  The borrowings under both short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provides that the banks may demand repayment at any time.  The Company believes such a demand provision is customary in Malaysia for such facilities.  The facilities are secured by TMM’s property, plant and equipment.  The credit facilities prohibit TMM from paying dividends and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

Index                                                                                                      10

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5.	Capital Leases

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under capital lease is included in the balance sheets as property, plant and equipment and was $381,181 at September 30, 2005.  Accumulated amortization of the leased equipment at September 30, 2005 was not significant.  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,352 ($454,935) including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241.  The net present value of the lease at September 30, 2005 was Euro 299,000 ($359,000).

The following table sets forth the minimum future lease payments under this lease as of September 30, 2005:

Year Ending December 31,	Amount
2005	$18,893
2006	75,570
2007	75,570
2008	75,570
2009	75,570
Thereafter	107,062
Total minimum lease payments	428,235
Less: Amount representing executory costs	(270)
Net minimum lease payments	427,965
Less: Amount representing interest	(68,841)
Present value of net minimum lease payments	359,124
Less: Current maturities of capital lease obligations	(54,453)
Long-term capital lease obligations	$304,671

Index                                                                                                      11

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net Income (Loss)	$(316)	$473	$470	$904
Preferred Stock Dividends	(15)	(15)	(45)	(41)
Numerator for basic earnings per share - income (loss) available to common stockholders	(331)	458	425	863
Effect of dilutive securities:	-	-	-	-
Numerator for diluted earnings per share - income (loss) available to common stockholders after assumed conversions	$(331)	$458	$425	$863
Denominator:
Denominator for basic earnings per share - weighted-average shares	7,821	7,779	7,808	7,719
Effect of dilutive securities:
Employee stock options	-	273	319	294
Dilutive potential common shares	-	273	319	294
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,821	8,052	8,127	8,013
Basic earnings per common share:
Net Income (Loss)	$(0.04)	$0.06	$0.05	$0.11
Diluted earnings per common share:
Net Income (Loss)	$(0.04)	$0.06	$0.05	$0.11

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares for the quarters ended September 30, 2005 and 2004.  For the nine month periods ended September 30, 2005 and 2004, common shares excluded from the diluted earnings per share were 168,000 and 153,000, respectively.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Options excluded from the diluted earnings per share for the third quarter 2005 and 2004 were 912,950 and 194,000, respectively.  Options were excluded from the computation of diluted earnings per share for the third quarter 2005 as the effect would be antidilutive due to the net loss for the quarter.  Options for the same period 2004 were excluded because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the nine month periods ended September 30, 2005 and 2004, options excluded from the diluted earnings per share were 98,200 and 103,400, respectively.  The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the Three Months Ended:
September 30, 2005
Net Sales:
Customer sales	$5,193	$785	$520	$-	$6,498
Intercompany sales	-	1,436	2,003	(3,439)	-
Total Net Sales	$5,193	$2,221	$2,523	$(3,439)	$6,498
Segment profit (loss)	$(723)	$243	$290	$(126)	$(316)
September 30, 2004
Net Sales:
Customer sales	$5,393	$533	$3,518	$-	$9,444
Intercompany sales	-	1,220	-	(1,220)	-
Total Net Sales	$5,393	$1,753	$3,518	$(1,220)	$9,444
Segment profit (loss)	$(245)	$231	$188	$299	$473

As of and for the Nine Months Ended:
September 30, 2005
Net Sales:
Customer sales	$16,809	$2,409	$3,366	$-	$22,584
Intercompany sales	9	3,897	2,373	(6,279)	-
Total Net Sales	$16,818	$6,306	$5,739	$(6,279)	$22,584
Segment profit (loss)	$(373)	$45	$523	$275	$470
Segment assets	$13,039	$9,513	$12,787	$(307)	$35,032
September 30, 2004
Net Sales:
Customer sales	$15,047	$1,427	$5,360	$-	$21,834
Intercompany sales	-	3,065	2,766	(5,831)	-
Total Net Sales	$15,047	$4,492	$8,126	$(5,831)	$21,834
Segment profit (loss)	$(910)	$370	$961	$483	$904
Segment assets	$11,102	$7,377	$14,466	$(372)	$32,573

Index                                                                                                      13

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Product sales of inventory between Corpus Christi, TP&T and TMM are based on inter-company pricing, which includes an inter-company profit margin.  In the geographic information, the segment profit (loss) from all locations is reflective of these inter-company prices, as is inventory at the Corpus Christi and TP&T locations prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of SR, HITOX and ALUPREM.

8.	Stock Options and Equity Compensation Plan

The following table provides information as of September 30, 2005, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	912,950	$3.15	166,900
Equity compensation plans not approved by security holders	--		--
Total	912,950		166,900

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At September 30, 2005, the 1990 Plan had 94,650 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At September 30, 2005, the Plan had 768,300 options outstanding.

In 1999, an additional 75,000 options were issued outside the 1990 Plan at an exercise price of $2.125.  Of the options issued outside the 1990 Plan, 50,000 options were outstanding at September 30, 2005.

Both the 1990 Plan and the Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

Exercise prices on options outstanding at September 30, 2005, ranged from $0.92 to $6.11 per share.  The weighted-average remaining contractual life of those options is 6.97 years.  The number of options exercisable at September 30, 2005 and 2004 was 575,590 and 457,550, respectively.

Index                                                                                                      14

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Item 2.	Management's Discussion and Analysis or Plan of Operation

Results of Operations

Net Sales:  Consolidated net sales for the three month period ended September 30, 2005 were approximately $6,498,000, a decrease of approximately $2,946,000 or 31% compared with the same period 2004 net sales of approximately $9,444,000.  The decrease in net sales for the quarter is primarily due to volume decreases in SR, partially offset by price increases over all products.

Consolidated net sales were approximately $22,584,000 for the nine month period ended September 30, 2005, an increase of approximately $750,000 or 3% compared with the same period 2004 net sales of approximately $21,834,000.  Net sales for year to date are higher primarily due to increased volumes in ALUPREM and HITOX and price increases over all products, offset by a decrease in volume of SR, BARTEX, and HALTEX.

Following is a summary of our consolidated products sales for the three month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,
Product	2005		2004		Variance
HITOX	$3,224	50%	$3,133	33%	$91	3%
ALUPREM	2,172	34%	2,192	23%	(20)	-1%
SR	-	0%	2,722	29%	(2,722)	-100%
BARTEX	742	11%	711	7%	31	4%
HALTEX	222	3%	243	3%	(21)	-9%
OTHER	138	2%	443	5%	(305)	-69%
Total	$6,498	100%	$9,444	100%	$(2,946)	-31%

  HITOX Sales – Increased $91,000, or 3%, ($152,000 decrease in volume offset by an increase in price of approximately $240,000 and $3,000 related to foreign currency exchange rates).  The decrease in sales of our HITOX sales volume is primarily due to the delay in receiving our SR shipment at the Corpus Christi plant due in part to Hurricane Katrina and the temporary plant shutdown at Corpus Christi as a result of Hurricane Rita.
  ALUPREM Sales – Decreased $20,000, or 1%, in the third quarter 2005 ($193,000 decrease in volume and $2,000 related to foreign currency exchange rates, offset by an increase in price of approximately $175,000).  The decrease in volume is primarily due to the two month plant shutdown at TP&T from mid-May through mid-July.
  SR Sales – Decreased $2,722,000 in the third quarter 2005 due primarily to the timing of purchases from the Kerr McGee Chemical Corporation (“KMG”).
  BARTEX Sales – Increased $31,000, or 4%, (volume decreased $12,000 offset by an increase in price of $43,000).  The decrease in sales of our BARTEX is primarily due to a decrease in volume resulting from an increase in our selling price.
  HALTEX Sales – Decreased $21,000, or 9%, (volume decreased $86,000 in volume offset by an increase in price of $65,000).  The decrease in sales of our HALTEX is primarily due to a decrease in volume resulting from an increase in our selling price.
  Other Product Sales – Decreased $305,000, or 69% primarily due to a one time trial shipment of Synflux made in the third quarter of 2004.

Index                                                                                                      15

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Following is a summary of our consolidated products sales for the nine month periods ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30,
Product	2005		2004		Variance
HITOX	$10,085	45%	$9,174	42%	$911	10%
ALUPREM	7,688	34%	5,733	27%	1,955	34%
SR	1,501	7%	3,082	14%	(1,581)	-51%
BARTEX	2,054	9%	2,233	10%	(179)	-8%
HALTEX	643	3%	891	4%	(248)	-28%
OTHER	613	2%	721	3%	(108)	-15%
Total	$22,584	100%	$21,834	100%	$750	3%

  HITOX Sales – Increased $911,000, or 10%, in 2005 ($382,000 in volume and $526,000 in price and $3,000 related to foreign currency exchange rates).  The increase in sales of our HITOX is primarily due to the continued strengthening of the US economy and the rising price of TiO2.
  ALUPREM Sales – Increased $1,955,000, or 34%, in 2005 ($1,247,000 in volume, $650,000 in price increases and $58,000 related to foreign currency exchange rates).  The volume increase is primarily due to increased demand from Engelhard Corporation (under a one year purchase agreement).
  SR Sales – Decreased $1,581,000, or 51%, in 2005 ($1,704,000 decrease in volume offset by an increase in sales price of $123,000) due primarily to the timing of purchases from the Kerr McGee Chemical Corporation (“KMG”).
  BARTEX Sales – Decreased $179,000, or 8%, in 2005 (volume decreased $354,000 offset by an increase in price of $175,000).  The decrease in sales of our BARTEX is primarily due to a decrease in volume resulting from an increase in our selling price.
  HALTEX Sales – Decreased $248,000, or 28%, in 2005 (volume decreased $416,000 offset by an increase in price of $168,000).  The decrease in sales of our HALTEX is primarily due to a decrease in volume resulting from an increase in our selling price.
  Other Product Sales – Decreased $108,000, or 15%.

Corpus Christi Operation
Following is a summary of net sales for our Corpus Christi operation for the quarters ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,
Product	2005		2004		Variance
HITOX	$2,489	48%	$2,478	46%	$11	0%
ALUPREM	1,613	31%	1,659	31%	(46)	-3%
BARTEX	742	14%	711	13%	31	4%
HALTEX	222	4%	243	4%	(21)	-9%
OTHER	127	3%	302	6%	(175)	-58%
Total	$5,193	100%	$5,393	100%	$(200)	-4%

  HITOX Sales – Increased $11,000 ($216,000 decrease in volume offset by an increase in price of $227,000).
  ALUPREM Sales – Decreased $46,000, or 3%, ($223,000 decrease in volume offset by an increase in sales price of $177,000 in price).
  BARTEX/HALTEX/Other Sales – Decreased $165,000, or 13%, (volume decreased $285,000 offset by an increase in price of $120,000).

Index                                                                                                      16

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Following is a summary of net sales for our Corpus Christi operation for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30,
Product	2005		2004		Variance
HITOX	$8,024	48%	$7,047	47%	$977	14%
ALUPREM	5,732	34%	4,306	29%	1,426	33%
BARTEX	2,054	12%	2,233	15%	(179)	-8%
HALTEX	643	4%	891	6%	(248)	-28%
OTHER	356	2%	570	3%	(214)	-38%
Total	$16,809	100%	$15,047	100%	$1,762	12%

  HITOX Sales – Increased $977,000 or 14%, ($507,000 in volume and $470,000 in price).
  ALUPREM Sales – Increased $1,426,000 or 33%, ($783,000 in volume and $643,000 in price).
  BARTEX/HALTEX/Other Sales – Decreased $641,000 or 17%, (volume decreased $1,005,000 offset by an increase in price of $364,000).

Netherlands Operation
Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  During the second quarter 2005, TP&T began purchasing HITOX from TMM for distribution in Europe.  Prior to this period, European Hitox customers had been serviced by TMM.  The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the three month periods ended September 30, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended September 30,
Product	2005		2004		Variance
HITOX	$226	29%	$-	0%	$226	100%
ALUPREM	559	71%	533	100%	26	5%
Total	$785	100%	$533	100%	$252	47%

  HITOX Sales – TP&T began selling HITOX to our European customers during the second quarter 2005.  These sales accounted for $226,000 or 29% of TP&T’s total third quarter 2005 sales.  Prior to the second quarter, European Hitox customers had been serviced by TMM.
  ALUPREM Sales – Increased $26,000, or 5%, ($30,000 increase in volume offset by a decrease in price of $2,000 and $2,000 due to foreign currency exchange rates).  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.
  TP&T also produces 99% of the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

The following table represents TP&T’s ALUPREM sales (in thousands) for the nine month periods ended September 30, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

	Nine Months Ended September 30,
Product	2005		2004		Variance
HITOX	$433	18%	$-	0%	$433	100%
ALUPREM	1,956	81%	1,427	100%	529	37%
OTHER	20	1%	-	0%	20	100%
Total	$2,409	100%	$1,427	100%	$982	69%

Index                                                                                                      17

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

  HITOX Sales – TP&T began selling HITOX to our European customers during the second quarter 2005.  These sales accounted for $433,000 or 18% of TP&T’s year to date sales.  Prior to the second quarter, European Hitox customers had been serviced by TMM.
  ALUPREM Sales – Increased $529,000, or 37%, ($464,000 in volume, $7,000 in price and $58,000 due to foreign currency exchange rates).  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.
  TP&T also produces 99% of the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

Malaysian Operation
Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our Corpus Christi operation.  The following table represents TMM’s sales (in thousands) for the quarters ended September 30, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended September 30,
Product	2005		2004		Variance
HITOX	$509	98%	$655	19%	$(146)	-22%
SR	-	0%	2,722	77%	(2,722)	-100%
OTHER	11	2%	141	4%	(130)	-92%
Total	$520	100%	$3,518	100%	$(2,998)	-85%

  HITOX Sales – Decreased $146,000 or 22%, (volume decreased $162,000 offset by price increase of $13,000 and $3,000 due to foreign currency exchange rates).  The decrease in Hitox sales at TMM is primarily the result of the shift in European Hitox sales from TMM to TP&T and a decrease in Hitox sales in Asia.
  SR Sales – Decreased $2,722,000 due primarily to the timing of purchases from KMG.
  Other Product Sales – Decreased $130,000 due primarily to the sale of Zircon in the third quarter 2004.

The following table represents TMM’s sales (in thousands) for the nine month periods ended September 30, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

	Nine Months Ended September 30,
Product	2005		2004		Variance
HITOX	$1,628	48%	$2,127	40%	$(499)	-23%
SR	1,501	45%	3,082	57%	(1,581)	-51%
OTHER	237	7%	151	3%	86	57%
Total	$3,366	100%	$5,360	100%	$(1,994)	-37%

  HITOX Sales – Decreased $499,000 or 23%, (volume decreased $554,000 offset by an increase in price of $52,000 and $3,000 due to foreign currency exchange rates).  The decrease in Hitox sales at TMM is primarily the result of the shift in European Hitox sales from TMM to TP&T beginning in the second quarter 2005 and a decrease in Hitox sales in Asia
  SR Sales – Decreased $1,581,000 or 51% ($1,704,000 in volume offset by an increase in price of $123,000) due primarily to the timing of purchases by KMG.
  Other Product Sales – Increased $86,000 due primarily to the sale of Iron Oxide in 2005.

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

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Gross Margin:  For the three month period ended September 30, 2005, gross margin decreased $697,000 compared to the same period in 2004; and as a percentage of sales, the margin reduced to approximately 16% (2 percentage points) as compared with the prior year.  Significant factors contributing to the gross margin decrease are:

  Under-absorption of indirect costs at Corpus Christi of approximately $390,000 (6% of sales) primarily due to the Gulf hurricanes delaying receipt of raw materials and shutting down operations due to mandatory evacuation.  Also contributing to the under-absorption were maintenance related issues with the new Hitox manufacturing process.  Included in the under-absorption are increases in labor costs of approximately $190,000 due to staffing both Hitox manufacturing processes and approximately $90,000 of additional lease and depreciation expense related to the new Hitox process.
  Under-absorption of indirect costs and increased repairs resulting from production slowdown due to mechanical difficulties at TP&T, which were rectified in July, of approximately $170,000 (3% of sales).
  Continued utility cost increases of approximately $255,000 (4% of sales) primarily related to increase gas and electricity pricing at Corpus Christi ($180,000) and TP&T ($45,000) and increase in fuel oil pricing at TMM ($30,000)
  Sales volume decreases resulted in approximately $250,000 of margin decrease primarily due to no outside sales of SR as compared to prior year and lower sales volume of Hitox out of Corpus Christi.  However on a margin percentage basis, the margin improved by approximately 4% due to the mix effect of not having lower margined SR sales during the quarter.
  Other costs of approximately $275,000 (4% of sales) primarily as a result of inventory adjustments at Corpus Christi of approximately $105,000 due to increased waste in the old Hitox manufacturing process which has been corrected, foreign exchange/translation effects of approximately $100,000 and freight-out price increases of approximately $70,000 primarily due to increase cost of transporting ALUPREM from TP&T to US customers.

Factors offsetting the margin decrease are primarily related to:

  Net sales price increases of approximately $520,000 resulting in an increase in the margin percentage of approximately 9%.
  More efficient use of energy at the Corpus Christi facility primarily due to the new Hitox production process resulting in approximately $120,000 of improved margin 2%.

For the nine month period ended September 30, 2005, gross margin decreased $131,000 compared to the same period in 2004; and as a percentage of sales, the margin reduced to approximately 21% as compared to 22% (one percentage point).  Significant factors contributing to the gross margin decrease are:

  Continued utility cost increases of approximately $730,000 (3% of sales) primarily related to increase gas and electricity pricing at Corpus Christi ($340,000) and TP&T ($230,000) and increase in fuel oil pricing at TMM ($160,000)
  Under-absorption of indirect costs of approximately $720,000 (3% of sales) resulting from: under-absorption and increased repairs at TP&T of approximately $400,000 primarily from production slowdown due to mechanical difficulties; under-absorption of indirect costs at Corpus Christi of approximately $210,000 primarily due to the Gulf hurricanes delaying receipt of raw materials and shutting down operations due to mandatory evacuation; and under-absorption of indirect costs at TMM of approximately $110,000 due to lower SR production resulting from reduced sales of SR to outside parties.
  Raw material price increases of approximately $570,000 (3% of sales) primarily related to the production of ALUPREM at TP&T ($485,000) and Haltex at Corpus Christi ($85,000).
  Freight-out price increases of approximately $235,000 (1% of sales) primarily due to increase cost of transporting ALUPREM from TP&T to US customers.
  Other costs of approximately $410,000 (2% of sales) primarily as a result of foreign exchange/translation effects of approximately $190,000, inventory adjustments at Corpus Christi of approximately $105,000 due to increased waste in the old Hitox manufacturing process which has been corrected, freight-in costs associated with transporting SR from TMM to Corpus Christi of approximately $100,000 and other miscellaneous cost increases.

Index                                                                                                      19

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Factors offsetting the margin decrease are primarily related to:

  Net sales price increases of approximately $1,640,000 resulting in an increase in the margin percentage of approximately 8%.
  Sales volume increases resulted in approximately $585,000 of margin improvement (2% in percentage terms).  The margin percentage improved primarily due to a more favorable mix of higher margined ALUPREM sales and less sales of lower margined SR product.
  More efficient use of energy at the Corpus Christi facility primarily due to the new Hitox production process resulting in approximately $310,000 (1% of sales).

General, Administrative and Selling Expenses:  Total general, administrative and selling expenses ("SG&A") decreased from $1,059,000 for the quarter ended September 30, 2004 to $1,047,000 for the same period 2005, a decrease of $12,000.

SG&A expenses decreased from $3,382,000 for the nine month period ended September 30, 2004 to $3,366,000 for the same period 2005, a decrease of $16,000.

Interest Expense:  Net interest expense for the quarter increased approximately $25,000 from $78,000 for the quarter ended September 30, 2004 to $103,000 for the same period 2005.  For the 2005 quarter, interest expense at the Corpus Christi operation increased approximately $33,000 due primarily to a larger outstanding balance on the line of credit.  TP&T’s interest expense increased approximately $21,000 due primarily to an increase in long term debt relating to equipment financing and facility expansion in 2005.  Offsetting this increase was a decrease in TMM’s interest expense of approximately $29,000.

Year to date, net interest expense increased approximately $124,000 from $155,000 for the nine month period ended September 30, 2004 to $279,000 for the same period 2005.  Interest expense at the Corpus Christi operation increased approximately $91,000 due primarily to a larger outstanding balance on the line of credit.  TP&T’s interest expense increased approximately $80,000 primarily due to an increase in long-term debt related to equipment financing and facility expansion.  TMM’s interest expense decreased approximately $47,000 due to a reduction in the outstanding balance on the ECR.

Income Taxes:  We recorded $70,000 in income taxes for the third quarter 2005, a $9,000 increase over the same three month period 2004.  Year to date, we have recorded $267,000 in income taxes, an increase of $120,000 over the same nine month period 2004.  Income taxes consisted of approximately $23,000 in State income taxes in the US and $244,000 of foreign deferred tax expense.  Taxes are based on an estimated annualized consolidated effective rate of 36%, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

Index                                                                                                      20

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents
As noted on the following table, cash and cash equivalents decreased $37,000 from December 31, 2004 to September 30, 2005.

(In thousands)	September 30, 2005	September 30, 2004
Net cash provided by (used in)
Operating activities	$539	$(824)
Investing activities	(2,160)	(2,787)
Financing activities	1,584	3,971
Effect of exchange rate fluctuations	--	18
Net change in cash and cash equivalents	$(37)	$378

Operating Activities
Operating activities provided cash of approximately $539,000 during the first nine months of 2005.  Following are the major changes in working capital affecting cash provided by operating activities for the nine month period ended September 30, 2005:

  Accounts Receivable:  Accounts receivable decreased approximately $1,848,000 primarily due to the receipt of payment for a large fourth quarter 2004 sale of SR to KMG.  Accounts receivable at the Corpus Christi operation increased $347,000 and TP&T’s increased approximately $221,000 due primarily to higher sales; and TMM’s decreased $2,416,000 primarily due to receipt of payment on fourth quarter 2004 SR sale to KMG.
  Inventories: Inventories increased approximately $3,113,000.  Inventories at the Corpus Christi operation increased $187,000 primarily as a result of a decrease in their raw materials of $303,000 (primarily SR) which was offset by an increase in finished goods inventories of approximately $490,000 (primarily HITOX and BARTEX).  TP&T’s inventories increased $60,000 primarily as a result of an increase their finished goods inventory.  TMM’s inventories increased $2,866,000 primarily relating to an increase in their SR inventory which will be shipped to the KMG during the fourth quarter 2005 and to the Corpus Christi operation in the first quarter 2006.
  Other Current Assets:  Other current assets increased approximately $30,000 primarily due to the prepayment of shipping and handling costs of SR of approximately $140,000 and annual insurance premiums of approximately $128,000 offset by VAT tax refund received by TP&T of approximately $234,000 and other miscellaneous prepaid expenses of approximately $4,000.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased approximately $136,000.  Of the decrease, the Corpus Christi operation accounted for approximately $161,000 primarily due to the payment of expenses accrued at December 31, 2004, relating to the HITOX plant expansion that came on line at the end of 2004 and TP&T’s decreased approximately $205,000 relating to their facility expansion.  Offsetting this decrease was an increase of approximately $230,000 at TMM primarily related to an increase in fuel oil inventory.

Index                                                                                                      21

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis or Plan of Operation

Investing Activities
We used cash of approximately $2,160,000 in investing activities during the first nine months of 2005 primarily for the purchase of fixed assets related to the expansion of our HITOX and ALUPREM production and the facility expansion at TP&T.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $595,000 primarily related to the completion of the HITOX production facility. The plant expansion will increase production of HITOX titanium dioxide pigment at Corpus Christi by approximately 10,000 tons annually and utilize a new proprietary production process, which is expected to reduce costs, and we believe that it has the potential to increase the size of the market for HITOX.
  Netherlands Operation:  We invested approximately $1,671,000 at TP&T primarily relating to its facility expansion and equipment to expand the ALUPREM production capacity.  TP&T purchased a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility and has nearly completed the expansion of its existing building that effectively added another 10,000 square feet of plant space.  TP&T utilized approximately $194,000 of cash that had been restricted at the end of 2004 towards the cost to complete the building expansion.
  Malaysian Operation:  We invested approximately $88,000 at TMM for new equipment.

Financing Activities
Financing activities provided approximately $1,584,000 in financing activities during the first nine months of 2005.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit increased $825,000 from $2,125,000 to $2,950,000.  TP&T’s bank line of credit decreased approximately $408,000.
  Export Credit Refinancing - Malaysia:   TMM’s borrowings under the ECR decreased approximately $38,000.  The December 31, 2004 balance of $560,000 was paid with funds received on the collection of accounts receivable during the first quarter.  During the third quarter, TMM utilized approximately $522,000 under the ECR to finance the inter-company sale of SR to the Corpus Christi operation.
  Long-term Debt – Financial Institutions:  TP&T’s net long-term debt increased approximately $1,366,000 primarily due to a new mortgage loan to fund the acquisition of a 10,000 square foot warehouse located adjacent to their existing production facility, a term loan to fund the completion of their building expansion and a capital lease for production equipment.  Long-term debt at the Corpus Christi operation decreased approximately $180,000.
  Issuance of Common Stock Options:  The Company received proceeds of $64,000 as a result of employees and Directors exercising their common stock options.
  Preferred Stock Dividends:  The Company paid dividends of $45,000 on its Series A convertible preferred stock, or $0.075 per share.

Liquidity
The terms of our borrowings contain restrictions and covenants, including subjective acceleration clauses and demand clauses on our foreign debt and covenants on our US debt based on our performance.  Our failure to comply with such restrictions and covenants, or the exercise of subjective acceleration or demand clauses, could adversely affect our financial position.  We believe that we have adequate liquidity for the next 12 months and expect to maintain compliance with all financial covenants throughout the next 12 months.

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

Index                                                                                                      23

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 14, 2005	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	November 14, 2005	LAWRENCE W. HAAS Lawrence W. Haas Treasurer and CFO

Index                                                                                                      24