Form 10KSB
period 2005-12-31
TOR MINERALS INTERNATIONAL INC
filed 2006-03-24
CIK 842295

FORM 10-KSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Securities registered under section 12(g) of the Act:
 Common Stock, $0.25 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes	___	No	X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No	___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

State issuer's revenues for its most recent fiscal year:  $32,669,000

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2006, computed by reference to the closing sale price of the registrant's Common Stock on The NASDAQ SmallCap Market tier of the NASDAQ Stock Market on such date: $13,912,773.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes	___	No	X

Number of shares of the registrant's Common Stock outstanding as of February 28, 2006

7,827,153

Documents incorporated by reference:

Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held May 12, 2006, are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one):	Yes	___	No	X

TOR MINERALS INTERNATIONAL, INC.
Annual Report on Form 10-KSB

Forward-Looking Statement

This Annual Report on Form 10-KSB (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6, contains forward-looking statements about the business, financial condition and prospects of the Company.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in exchange rates, changes in the cost of in energy, fluctuations in market price for TiO2 pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filing with the Security and Exchange Commission, including those set forth in this report under Item 1. Description of Business – Risks Related to Our Business.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

PART I

Item 1.	Description of Business

General

TOR Minerals International, Inc. (“TOR”, “We” or the “Company”) is a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics, catalysts and solid surface applications.

We were organized by Benilite Corporation of America (“Benilite”) in 1973.  Benilite, which was incorporated in Delaware in 1969, developed the then patented “Benilite process” for producing synthetic rutile, the principal ingredient used in the manufacture of HITOX® (high-grade titanium dioxide), from ilmenite ore.  Benilite licensed and helped design several synthetic rutile plants located throughout the world which utilize this process (including the plant located in Ipoh, Malaysia, owned by the Company, as discussed below).  Benilite concluded that synthetic rutile produced by the Benilite process could be further processed into a buff-colored titanium dioxide pigment having many of the characteristics of standard white titanium dioxide at a significant cost savings.  These efforts by Benilite were the beginning of the Company's business.  In 1980, the subsidiary of Benilite engaged in the development of HITOX was spun off by Benilite to its shareholders.  In December 1988, the Company became a publicly owned company after completing a public offering of 1.38 million shares of its common stock.  Our stock symbol is TORM.

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

US Manufacturing Site

The US manufacturing plant, located on the north side of the Corpus Christi Ship Channel, is situated alongside its own docks in Corpus Christi.  This facilitates the easy handling of bulk mineral shipments by barge.  We also utilize the Bulk Terminal, operated by the Port of Corpus Christi Authority, to discharge bulk shipments of SR and Barite from cargo vessels directly into trucks for delivery to our plant.   The site has its own railhead and easy access to major highways linking it to the rest of the US and to Mexico.  HITOX, BARTEX® and HALTEX® are all produced at this location.

Asia Headquarters & Manufacturing

We acquired TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) in 2000.  Located in Ipoh, Perak, Malaysia, close to the port of Lumut, TMM is a processor of local ilmenite, upgrading it to synthetic rutile (“SR”).  This material is the basic building block for HITOX, but also is used as feed stock for white TiO2 and used as a component in welding rod flux.  The site also has its own processing lines to manufacture HITOX.  The sales team and the quality assurance laboratory for Asia are located at the offices in Ipoh.

Netherlands Manufacturing Site

In 2001, we acquired TOR Processing and Trade, B.V. (“TP&T”).  Situated within reach of the major shipping port of Rotterdam in Hattem, Netherlands, TP&T specializes in the manufacturing of premium alumina products (“ALUPREM®“) for use worldwide.  Customer applications, quality assurance laboratory and support facilities are located in Hattem.  TOR Minerals’ global headquarters in Texas provides customer service and shipping logistics for TP&T’s North American customers.

Our Products

TOR and our subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments.  All United States manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company’s wholly-owned subsidiaries, TMM, located in Malaysia and TP&T, located in the Netherlands.  Our products are currently marketed in the United States and in more than 60 other countries.  We sell our products through a network of direct sales representatives employed by the Company and independent stocking distributors in the United States, as well as distributors and agents overseas.  Our sales representatives sell directly to end-users and provide marketing support and guidance for our independent distribution network.

HITOX

Our principal product, HITOX, accounted for approximately 43% of net sales in 2005 and approximately 40% in 2004.  HITOX, a light buff-colored titanium dioxide pigment, is made from SR.  Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products.  Titanium dioxide, or TiO2, gives opacity and whiteness to end products.  Most TiO2 is white; however, HITOX is a unique color pigment that is beige.  HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other more costly color pigments and some of the white TiO2.  HITOX pigments are used by major international paint and plastics manufacturers.  Uses include interior and exterior architectural paints, yellow traffic marking paints, industrial primers and coatings, roofing granules, PVC pipe and conduit, plastic sheeting and siding as well as plastic film.

HITOX, manufactured at plants located in both the US and Malaysia, utilizes SR manufactured at TMM as its primary raw material.  The manufacturing process for producing HITOX is not simple and the details of the process and the operating parameters of the systems are not widely known.  The HITOX manufacturing process is not patented.

In 2004, we completed a new HITOX production facility in Corpus Christi.  The plant expansion, which increased production capacity of HITOX by approximately 10,000 tons annually, utilizes a new proprietary production process that reduces the reliance on natural gas and potentially increases the size of the market for HITOX products.  (See “New Products” on page 5).

ALUPREM

Our alumina trihydrate (“ATH”) products were expanded in 2001 with the introduction of ALUPREM, which is manufactured at our subsidiary, TP&T, in the Netherlands.  ALUPREM, which stands for premium alumina, represented approximately 32% of TOR’s 2005 net sales compared to approximately 27% in 2004.  As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Sales”, in 2005 approximately 20% of our total consolidated net sales, representing 63% of our total net sales of ALUPREM, were made to the Engelhard Corporation under a one year agreement which expired at the end of 2005 and was not renewed, which is expected to adversely affect our ALUPREM business in 2006.  See “Customers” below under this Item 1.  TP&T’s Managing Director, Dr. Olaf Karasch, developed the manufacturing process for ALUPREM.  The details of the process and the operating parameters of the systems are not widely known.  The ALUPREM manufacturing process is not patented.

ALUPREM products are for color critical applications as fillers and flame retardants, such as Solid Surface/Onyx and performance driven uses such as specialty wire and cable insulation, catalysts, high-tech polishing, pigments and specialty papers.

SYNTHETIC RUTILE

SR, the basic building block for HITOX, is manufactured at our Malaysian plant using the Benilite process for producing SR.  The ilmenite, the raw material used in the manufacturing process, is first treated in a reduction kiln and then subjected to leaching in hydrochloric acid where soluble iron and other impurities are removed.  SR is also used as feed stock for white TiO2 and as a component in welding rod flux.  Sales of synthetic rutile to third parties accounted for approximately 11% of the net sales in 2005 compared to 17% in 2004.

BARTEX

BARTEX, manufactured at our US plant, is produced from high grade barites (barium sulfate) utilizing a milling process.  The plant dedicates one of eight milling lines to the production of BARTEX, which accounted for approximately 9% of our 2005 net sales compared to 10% in 2004.

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

HALTEX

HALTEX, manufactured at our US plant, is produced from Bayer grade aluminum hydroxide using some of the same production technologies of our other products.  In 2005, one of the plant’s eight milling lines was dedicated to the production of a small particle size HALTEX pigment which accounted for approximately 3% of the Company’s net sales in both 2005 and 2004.

HALTEX features engineered narrow particle sizing and high purity for optimum physical properties.  The quality of our HALTEX is suitable for a broad range of technical applications including electrical wire and cable insulation, thermoset SMC/BMC molding compounds, thermoplastic profiles, PVC and rubber products, specialty coatings as well as adhesives and sealants.

New Products

TP&T began producing commercial quantities of both TOR COAT and TOR BRITE in late 2004, which are specialty alumina based pigments for use in the coatings industry.  We have established one European customer for TOR COAT in the automotive coatings industry and product evaluations are currently underway for both TOR COAT and TOR BRITE at other potential accounts in Europe, the US and Canada.

Laboratory testing to begin manufacturing a 0.45 micron titanium dioxide pigment made from SR, which we have named HITOX SF, occurred in 2001 through 2003.  Based on successful lab results, we conducted in late 2003 and early 2004 commercial scale production tests at our Ipoh, Malaysia plant and manufactured a commercial lot in March 2004.  During 2004, we designed and constructed a new HITOX processing line at the Corpus Christi operation, in part, to allow for the production of 0.45 micron HITOX-SF.  HITOX-SF potentially broadens our market base over traditional HITOX as the finer particle size allows for greater opacity and can be utilized in more color applications.  Final production tests were conducted in the first quarter 2005 and commercial shipments began in the fourth quarter 2005.  Sampling with potential customers in the US, Asia and Europe will continue throughout 2006.

Raw Materials and Energy

We utilize a variety of raw materials in the manufacture of our products.  Outlined below are the principal raw materials for TOR’s products.

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

We are actively seeking alternative sources of supply for ilmenite.  The price for our ilmenite has remained fairly stable, however, alternative offshore supplies could be 70% to 100% higher due to market conditions and freight.  We expect to start utilizing a limited quantity of offshore ilmenite in 2007.

HITOX:  TMM is the Company's sole suppler of SR, the raw material for HITOX.  The cost of SR has increased approximately 9% in 2005 primarily due to increases in energy costs.  Other than TMM, there is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for alternative sources, this could result in our inability to produce HITOX, which accounted for 43% of our sales in 2005.

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases Alumina from various suppliers in Europe.  In 2005, the average prices for ATH increased approximately 5%.

BARTEX:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce BARTEX.  In 2004 and most of 2005 the quality of our barites decreased thus decreasing our yield and increasing costs by approximately 17%.  In the later half of 2005, a new supplier with higher quality ore was identified and we anticipate our yields to improve going forward.

HALTEX:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of the four suppliers located in the US.  The average price for the Bayer grade aluminum has increased approximately 40% during 2005.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Natural gas is the predominate energy source in Corpus Christi.  Fuel oil is the predominate energy source at TMM and electricity is the primary source of energy at TP&T.  Energy pricing has been highly volatile in 2005.  The average energy price, primarily natural gas, in Corpus Christi increased approximately 28% in 2005.  Average energy prices at TMM, primarily fuel oil, increased 47% in 2005; and the average energy prices at TP&T, primarily electricity, increased 15% in 2005.

Research and Development / Technical Services

Our expenditures for research and development and technical services were down approximately 17% in 2005, primarily due to increased expenditures in 2004 related to development costs for HITOX production.  We conduct our research and technical service primarily at our facilities in Corpus Christi and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

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

Mr. Mark Schomp was appointed Vice President, Sales and Marketing, by the Board on September 4, 2002.  Mr. Schomp is a Chemical Engineer who spent 15 years in sales and sales management with Alusuisse-Lonza, a large European manufacturer of aluminum, specialty aluminas, and other products.  He has wide experience in selling pigments and fillers to plastics and coatings applications.  Mr. Schomp joined the Company’s sales department in 2001.

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

Marketing and Customers

Sales and Marketing Department Organization

TOR’s sales efforts are managed out of Corpus Christi, Texas, by the Vice President, Sales and Marketing.  We have sales offices at each of our three locations.  The Vice President has a number of area and product managers that work for the Company and help him both deal directly with customers and manage agent and distributor relations.

Independent Distributors and Agents

We utilize a network of both domestic and foreign independent distributors and agents.  Within North America there are multiple agents serving us on either a regional or a product basis.  In most other countries there is one stocking distributor who purchases directly from TOR and resells in their territory.  In certain large countries there may be multiple distributors.  In this way we get the benefit of sales specialists with specific trade knowledge in each country.

Customers

Our end use customers include companies in the paints, coatings, solid surface and PVC pipe industries.  For the year ended December 31, 2005, approximately 20% and 11% of our sales were to the Engelhard Corporation and Tronox Incorporated (“Tronox”) (formerly a division of the Kerr-McGee Chemical Corporation), respectively.  For the year ended December 31, 2004, sales to the Engelhard Corporation and Tronox were approximately 16% and 17%, respectively.  We expect that a limited number of customers will continue to account for a substantial portion of our revenue for the foreseeable future.  After eliminating the effects of sales to Engelhard Corporation and Tronox, the next top 10 customers accounted for 40% of the remaining sales in 2005 and 34% of sales in 2004.  Foreign customers accounted for 37% of total net sales in 2005 and 25% in 2004.

In March 2003, we entered into a five year sales agreement with Tronox.  Under the agreement, Tronox agreed to purchase a minimum amount of SR from us annually for the term of the agreement; however, the agreement does not require us to sell a minimum quantity.  The parties negotiate the price on an annual basis.  If the parties cannot agree on the product price after negotiation, Tronox is not required to purchase the minimum amount of SR from us that year.  Due to the tight supply of local Ilmenite and the price increases associated with our purchasing the Ilmenite, required for the production of SR, outside Malaysia, coupled with the increased price for energy, we do not anticipate a material amount of SR sales to Tronox in 2006.

In February 2004, we entered into an agreement with Engelhard Corporation to supply 100% of their 2004 requirements for a specific grade of ALUPREM.  On December 20, 2004, we entered into a new agreement with Engelhard Corporation to supply 100% of their 2005 requirement for a specific grade of ALUPREM.  We were notified on December 28, 2005 that the Engelhard Corporation would not renew the purchase order to supply 100% of their 2006 requirements.  They also notified us that they would purchase, in 2006, any related inventory in the “TOR System” as of the end of 2005.

The substantial reduction in business from the Engelhard Corporation and Tronox will materially and adversely affect our 2006 net sales and results from operations since these two customers had accounted for 31%, on a combined basis, in 2005, unless we are able to replace approximately $8.8 million in sales after taking into account expected sales of approximately $1.5 million in 2006 from the Engelhard Corporation..

Geographic Distribution

We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  Sales in the Netherlands accounted for 12% of our total sales and 32% of our foreign sales in 2005.  The increase in sales in the Netherlands in 2005 was a direct result of TMM’s sale of SR to Tronox being shipped to the Netherlands in 2005 whereas the 2004 Tronox sales were shipped to the United States.  No other individual foreign country accounted for 10% or more of the foreign sales in either 2005 or 2004.  Sales to external customers are attributed to geographic area based on country of distribution.

A summary of the Company’s sales by geographic area is presented below:

	2005		2004
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales

United States	$20,637	63%	$22,787	75%
Canada, Mexico & South America	2,688	8%	2,627	9%
Pacific Rim	1,820	6%	2,578	8%
Europe, Africa & Middle East	7,524	23%	2,484	8%
Total Sales	$32,669	100%	$30,476	100%

Competition

We experience competition with respect to each of our products.  Each product sold by TOR is in direct competition in the market with products which are similar.  In order to maintain sales volumes, we must rely on our ability to manufacture and distribute products at competitive prices.  We believe that quality, delivery on schedule and price are the principal competitive factors.  However, due to the nature of our main product, HITOX, and the size of our company as compared to others in the industry, we are not price leaders, but are price followers and while we generally attempt to increase prices to offset cost increases, these actions tend to lag the cost increases.

Competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products.  A number of these competitors are owned and operated by large diversified corporations.  Many of these competitors, such as E.I. DuPont de Nemours & Co., Inc., Millennium Chemicals, Tronox Incorporated, Kronos Inc. and J.M. Huber, have substantially greater financial and other resources, and their share of industry sales is substantially larger than TOR’s.

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

Our foreign debt is subject to subjective acceleration provisions and demand provisions that allow our lending institutions to accelerate payment at any time.  If our foreign debt were accelerated under the demand provisions, our working capital and financial condition would be severely impacted.

Our subsidiaries have loan agreements with banks in Malaysia and the Netherlands that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the bank and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia and the Netherlands for such facilities.  At December 31, 2005, our foreign debt consisted of $262,000 under the short-term credit facilities and $2,584,000 under the term loans.

The foreign banks have made no indication that they will demand payment of any of our loans in Malaysia or the Netherlands; however, there can be no assurances that this debt will not be called in the future.  At December 31, 2005, TP&T’s bank debt totaled $2,524,000, of which, TOR (which conducts our domestic operations from Corpus Christi, Texas) has guaranteed $870,000.  If the Netherlands bank were to make demand of TP&T’s debt and TP&T could not refinance that debt with another lending institution, TOR’s guarantee could be enforced by TP&T’s lender.  If this were to occur, this could result in TOR not being in compliance with the covenants in TOR’s line of credit and term loan agreement relating to TOR’s U.S. operations (which totaled $3,583,000 as of December 31, 2005), which could cause an acceleration/demand of the US debt.  If demand is made by the banks, we may require additional debt or equity financing to meet our working capital and operational requirements or, if required, to refinance maturing or demanded indebtedness.  Should we find it necessary to raise additional funds, we may find that such funds are either not available or available only on terms that are unattractive in terms of shareholders’ interest, or both, and if this debt could not be repaid or refinanced, the banks could foreclose and sell our foreign operations or hold same as collateral security for these loans, and pursue collection against our guarantees of such loans which would adversely affect our financial condition and liquidity.  (See “Liquidity, Capital Resources and Other Financial Information” on page 21).

We have one primary source for SR and if that source was not available, we could not produce our primary product, HITOX.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX which accounted for approximately 43% of our sales for the year ended December 31, 2005.

We are dependent on a limited number of customers and could experience significant revenue reductions if they use alternative sources.  The loss of sales to our two largest customers, which occurred at the end of 2005, could adversely affect anticipated 2006 results from operations.

We derive a significant portion of our revenue each quarter from a limited number of customers.  For the year ended December 31, 2005, sales to the Engelhard Corporation through a one year agreement and Tronox through a multi-year contract accounted for approximately 20% and 11%, respectively, of our total revenues in 2005 and 16% and 17%, respectively in 2004.  Our top 10 customers in 2005, including Tronox and Engelhard, accounted for 56% of our revenues and in 2004, 53%.

As discussed in this Item 1 under “Customers”, in 2006, we do not expect sales to Tronox to be material, nor do we expect sales to the Engelhard Corporation to be greater than $1,500,000.  As a result, our 2006 revenue and our 2006 results of operations could be adversely affected by the loss of these customers by a maximum of approximately $8.8 million, representing approximately 27% of our 2005 revenues, if sales of other products / customers remain at 2005 levels.

We review impairment of goodwill annually to determine if the carrying value has been impaired.  If we were to determine that our goodwill has been impaired, it could result in a significant charge to our results from operations and income.

We review goodwill at least annually to determine if any impairment has occurred or more frequently if indicators of impairment are noted.  Because no indicators of impairment were noted in 2005, we performed this review in October 2005 and have determined that no impairment exists at December 31, 2005, relating to the $1,729,000 carrying value of goodwill.  There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings.  (See “Critical Accounting Policies – Impairment of Goodwill” on page 29).

Foreign currency fluctuations could adversely impact our financial condition.

Because we own assets located outside the United States and have revenues and expenses in currencies other than the US Dollar, we may incur currency transaction and translation losses due to changes in the values of foreign currencies and in the value of the US Dollar.  Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering into derivative transactions pursuant to our hedging practices.  Translation exposure associated with translating the functional currency financial statements of our foreign subsidiaries into US Dollars is generally not hedged.  Upon translation to the US Dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations.  We cannot predict the effect of changes in exchange rate fluctuations upon future operating results.  (See “Foreign Operations – Impact of Exchange Rate” on page 30).

We review our assets for impairment whenever events or changes dictate a review which may require us to take a charge to net earnings (loss).

We have adopted Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We review for indicators that these assets are impaired in accordance with this standard, whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset or group of assets might not be recoverable.  No impairment has been recorded during the years ended December 31, 2005 or 2004.  There can be no assurance that future long-lived asset impairment tests will not result in a charge to earnings.

We borrow funds from time to time from members of our board of directors for working capital purposes.

In the past, we have had to borrow funds from members of our board of directors for working capital purposes.  At December 31, 2005 and 2004, we had a loan amounting to $500,000 outstanding to our Chairman, Bernard Paulson, a 15.4% shareholder, through Paulson Ranch, Ltd.  It is possible we could require additional working capital loans in the future, but also that such loans from our board members would not be available because they have made no commitment to provide additional loans  (See “Subsequent Liquidity Events” on page 28).

Our competitors are established companies that have greater experience than us in a number of crucial areas, including manufacturing and distribution.

There is intense competition with respect to each of our products.  In order to maintain sales volume, we must consistently deliver high quality products on schedule at competitive prices.  Our competitors range from large corporations with full lines of production capabilities and products, such as E. I. DuPont de Nemours & Co., Inc., Millenium Chemicals, Tronox Incorporated, Kronos, Inc., and J. M. Huber, to small local firms specializing in one or two products.  The established companies have significantly greater experience than us in manufacturing and distributing our products and have considerably more resources and market share, and we may have difficulty in competing with these companies.

Increases in energy, freight and certain raw material costs could negatively affect future gross margins.

Increases in the costs of our energy, freight and certain raw materials have negatively affected our 2005 and 2004 gross margins.  In addition, the local Malaysian supply of Ilmenite is diminishing and it is anticipated that we will be required to purchase Ilmenite offshore at 70% to 100% higher prices starting in 2007. The extent of these price increases on future gross margins will depend on future product mix and whether the cost increases can be absorbed through end customer price increases.  It is possible that increases in energy, freight costs and prices of raw materials will adversely impact our future results from operations if these increased costs cannot be offset by correspondingly higher sales prices.

Our Corpus Christi operation is located on the Gulf of Mexico coastline and could be adversely affected by hurricanes.

We may be subject to work stoppages for hurricanes, particularly during the period ranging from June to November.  If a hurricane is severe and the plant incurs heavy damage and prolonged downtime, which may not be covered fully by insurance, it would adversely impact our financial results.

Doing business in foreign countries carries with it certain risks that are not found in doing business in the US.

We currently derive a portion of our revenues from operations in Malaysia and the Netherlands and we source our SR from Malaysia, which is the critical raw material we require for the production of our primary product, HITOX.  We believe that currently the risks of doing business in Malaysia and the Netherlands is not significant, however, future risks of doing business in these countries which could result in losses against which we are not insured include, but are not limited to, the following:

Ø       Potential adverse changes in diplomatic relations of foreign countries with the United States

Ø       Terrorism

Ø       Disruptions caused by possible foreign conflicts

Ø       Hostility from local populations

Ø       Adverse effect of currency exchange controls

Ø       Restrictions on the withdrawal of foreign investment and earnings

Ø       Government policies against businesses owned by foreigners

Ø       Foreign exchange restrictions

Ø       Changes in taxation structure

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

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of February 28, 2006, we do not have a significant backlog of customer orders.

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products.  Six of TOR’s products, HITOX (4/30/2015), ALUPREM (8/13/2011), HALTEX (7/28/2012), BARTEX (2/24/2007), OSO® (6/6/2009) and TITOX® (5/26/2012), are marketed under names which have been registered with the United States Patent and Trademark Office.  Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2005, we had a total of 46 full-time employees in the US, 28 at TP&T in the Netherlands and 137 at TMM in Malaysia, of which 79 are covered by a collective bargaining agreement with an in-house union.  We are negotiating the renewal of our current collective bargaining agreement which expired on December 31, 2005.  We do not anticipate any problems associated with the renewal/negotiations.  We have not experienced any work stoppages and believe that our relations with all our employees are good.

Available Information

TOR’s internet website address is www.torminerals.com.  Our Annual Report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-KSB.

Item 2.	Description of Property

We believe that all of the facilities and equipment of the Company are adequately insured, in generally good condition, well maintained, and generally suitable and adequate to carry on our business.

Corpus Christi Operations

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, and HALTEX.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own.  The lease payment is subject to adjustment every five years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

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

The Corpus Christi plant and improvements are encumbered by a mortgage held by Bank of America, N.A.  (See “Liquidity – Corpus Christi Operation” on page 24).

Netherlands Operations

TOR Processing and Trade, located in Hattem, Netherlands, is located near the major shipping port of Rotterdam.  The factory site, which the Company owns, was expanded in 2004 from approximately one acre to two acres and consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building which was purchased in July 2004, and a 10,000 square foot warehouse with a loading dock which was purchased in January 2005.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See “Liquidity – Netherlands Operation” on page 26).

Malaysian Operations

TOR Minerals Malaysia operates the SR manufacturing plant in Ipoh, Malaysia, and is close to the present source of their major raw material – ilmenite.  The plant site has 38 acres of land that TMM has a commitment to use through 2074.

TMM owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

The Malaysian plant and improvements are encumbered by liens held by HSBC Bank and RHB Bank.  (See “Liquidity – Malaysian Operation” on page 27).

Item 3.	Legal Proceedings

The Company is involved in routine litigation incidental to its business.  Management believes that the outcome of such litigation will not have a material adverse affect on its financial position, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2005.

Executive Officers

The names of the members of the Company's executive officers at February 28, 2005, each of whom is elected annually, are set forth below:

Name	Age	Position	Since
Richard L. Bowers	63	President and Chief Executive Officer	1999
Olaf Karasch	49	Executive Vice President, Operations	2001
Mark Schomp	46	Vice President, Sales & Marketing	2001
Lawrence W. Haas	51	Treasurer and Chief Financial Officer	2003
Hee Chew Lee	50	Vice President, Asian Operations	2002
Elizabeth Morgan	65	Secretary	1988

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

Mark Schomp, Vice President, Sales and Marketing  -  Mark Schomp was appointed Vice President, Sales and Marketing, by the Board on September 4, 2002.  Mr. Schomp is a Chemical Engineer who spent 15 years in sales and sales management with Alusuisse-Lonza, a large European manufacturer of aluminum, specialty aluminas, and other products.  He has wide experience in selling pigments and fillers to plastics and coatings applications.  Mr. Schomp joined the Company’s sales department in 2001.

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

The table below sets forth the high and low closing sales price of our common stock for the periods indicated, according to published sources.

Quarter Ended		March 31	June 30	Sept. 30	Dec. 31

2005	High	$6.110	$6.480	$6.100	$5.640
	Low	5.100	5.000	4.900	3.950

2004	High	$8.560	$6.100	$5.180	$5.970
	Low	4.999	3.830	3.740	4.470

No cash dividends have ever been paid on our Common Stock.

The approximate number of holders of record of TOR’s Common Stock as of December 31, 2005 was 125.

Series A 6% Convertible Preferred Stock Dividends

On December 6, 2005, we declared a dividend, in the amount of $15,000, for the quarterly period ending December 31, 2005, payable on January 1, 2006, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2005.  In 2005, dividends declared on the Series A Convertible Preferred Stock totaled $60,000.

Small Business Issuer Purchases of Equity Securities

The Company has no reportable purchases of equity securities.

Equity Compensation Plan

The following table provides information as of December 31, 2005, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	857,650	$3.220	197,300
Equity compensation plans not approved by security holders	50,000	$2.125	--
Total	907,650	$3.157	197,300

Our 1990 Incentive Plan for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At December 31, 2005, the 1990 Plan had 90,650 options outstanding.

On February 21, 2000, our Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of TOR’s common stock initially authorized to be sold or issued under the Plan was 750,000.  In the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of our common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At December 31, 2005, the Plan had 767,000 options outstanding.

In 1999, an additional 75,000 options were issued outside the 1990 Plan at an exercise price of $2.125.  Of the options issued outside the Plan, 50,000 options were outstanding at December 31, 2005.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

The number of options exercisable at December 31, 2005 and 2004 was 591,790 and 476,450, respectively.  The weighted-average remaining contractual life of options outstanding at December 31, 2005, is 6.74 years.  Exercise prices on outstanding options ranged from $0.92 to $6.11 per share as noted below.

Options Outstanding	Range of Exercise Prices
95,150	$ 0.92 - $ 1.99
502,700	$ 2.00 - $ 2.99
4,000	$ 3.00 - $ 3.99
105,500	$ 4.00 - $ 4.99
123,300	$ 5.00 - $ 5.99
77,000	$ 6.00 - $ 6.11
907,650

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

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

The facility in Corpus Christi, Texas, manufactures HITOX, BARTEX, and HALTEX.  The facility is also the Global Headquarters for the Company.  The facility in Ipoh, Malaysia, manufactures SR and HITOX.  SR is the main raw material for HITOX.  The Company also supplies SR to outside customers.  The facility in Hattem, the Netherlands, manufactures Alumina based products.  (See “Our Products” on page 4).

Approximately $12,032,000 or 37% of the 2005 sales are outside of the United States.  Of these sales, approximately 44% are in currencies other than the US Dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the US Dollar.  (See “Foreign Operations – Impact of Exchange Rate” on page 30).

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

Our 2005 sales were $32,669,000, up approximately 7% from 2004 due to volume and price increases.  Due to the nature of our main product, HITOX, and the size of our company as compared to others in the industry, we are not price leaders, but are price followers and while we generally increase prices to offset cost increases, these actions tend to lag the cost increases.

Due to reductions in sales anticipated in 2006 arising from the December 2005 non-renewal of the agreement with Engelhard, which agreement accounted for approximately 20% or $6,600,000 of our net sales in 2005, and due to our anticipation that Tronox will not purchase any material amounts of SR from us in 2006, when Tronox accounted for 11% or $3,700,000 of our net sales in 2005, or a combined impact representing 31% and approximately $10,300,000 of our 2005 revenues, reported financial results and information pertaining to 2005 may not be indicative of future operating results or of our future financial performance.

Net income was $483,000, down approximately 56% from 2004.  After starting out the year strongly, the Corpus Christi operation experienced the following problems and delays:  (1) delays in receiving SR due to hurricane Katrina and a mandatory evacuation due to hurricane Rita, (2) a dramatic increase in gas prices over 2004 of 28%, and (3) mechanical problems we experienced with our new HITOX production system during the third and

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

fourth quarters.  Even with these problems, production of HITOX increased 35% over 2004.  TP&T had mechanical difficulties with the ALUPREM production process during June and July which caused a plant production slow down, however, TP&T was still able to produce approximately 12% more ALUPREM than in 2004.  Even so, increases in product pricing, volume and production related absorption efficiencies at these locations were not enough to offset the increase in production costs.  TMM production was approximately 25% less than 2004 due to lower sales to Tronox, thus absorption rates were negatively affected and we did not produce SR for three months during 2005.  In addition, energy costs, primarily fuel oil, increased 47% at TMM during 2005.

Our financial performance continues to be heavily dependent on sales of a single product line, HITOX pigment, which accounted for approximately 43% of the 2005 total sales as compared with 40% in 2004.  As a result, we have been striving to diversify our sales by developing new products and expanding our existing product lines.  During 2004, we designed and constructed a new HITOX processing line at the Corpus Christi operation, in part, to allow for the production of 0.45 micron HITOX-SF.  HITOX-SF has the potential to broaden our market base over traditional HITOX as the finer particle size allows for greater opacity and can be utilized in more colors.  Final production tests were conducted in the first quarter 2005 and commercial shipments began in the fourth quarter 2005.  Sampling with potential customers in the US, Asia and Europe will continue throughout 2006.

Results of Operations

Net Sales:  Consolidated net sales for 2005 increased approximately 7% compared with 2004.  Net sales are higher primarily due to pricing increases throughout all product lines and volume increases in the HITOX and ALUPREM product lines, offset partially by decreases in sales of our other product lines.  These increases are primarily due to the continued strengthening of the economy in the US and the rest of the world.

Following is a summary of our consolidated products sales for 2005 and 2004 (in thousands):

Product	2005		2004		Variance
HITOX	$13,996	43%	$12,053	40%	$1,943	16%
ALUPREM	10,599	32%	8,111	27%	2,488	31%
SR	3,722	11%	5,217	17%	(1,495)	-29%
BARTEX	2,804	9%	2,998	10%	(194)	-6%
HALTEX	861	3%	1,119	3%	(258)	-23%
OTHER	687	2%	978	3%	(291)	-30%
Total	$32,669	100%	$30,476	100%	$2,193	7%

Ø       HITOX Sales – Increased $1,943,000 in 2005 as a result of increases in volume and price.  The increase in our sales volume is primarily due to the continued strengthening of the US economy.

Ø       ALUPREM Sales – Increased $2,488,000 in 2005 relating to increases in volume and price.  Demand from Engelhard Corporation (under a one year purchase agreement) accounted for the majority of the increase.  Engelhard represented approximately 20% of the total consolidated sales, totaling approximately $6,600,000 of our 2005 sales, and 63% of our total ALUPREM sales in 2005, compared to 16% and 59%, respectively, in 2004.  On December 28, 2005, we were notified by the Engelhard Corporation that it was not renewing its purchase order in 2006.  We believe that sales to Engelhard will be less than $1,500,000 in 2006.

Ø       SR Sales – Decreased $1,495,000 due to lower sales to Tronox.  All of the 2005 SR sales were to Tronox.  We do not anticipate any material amount of SR sales to Tronox in 2006.

Ø       BARTEX Sales – Decreased $194,000 as a result of a decrease in volume, partially offset by an increase in price.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

Ø       HALTEX Sales – Decreased $258,000 as a result of a decrease in volume, partially offset by an increase in price.

Ø       Other Product Sales – Decreased $291,000 primarily related to trial purchase of Synflux in 2004.

Our net sales to customers in the US decreased approximately $2,150,000 in 2005.  This decrease was offset by an increase in foreign net sales of approximately $4,343,000.  The shift is primarily due to shipments of SR to Tronox being shipped to US ports in 2004 and foreign ports in 2005.

Corpus Christi Operation

Following is a summary of net sales for our Corpus Christi operation for 2005 and 2004 (in thousands):

Product	2005		2004		Variance
HITOX	$10,938	48%	$9,273	46%	$1,665	18%
ALUPREM	7,880	34%	6,131	30%	1,749	29%
BARTEX	2,804	12%	2,998	15%	(194)	-7%
HALTEX	861	4%	1,119	6%	(258)	-23%
OTHER	413	2%	679	3%	(266)	-39%
Total	$22,896	100%	$20,200	100%	$2,696	13%

Ø       HITOX Sales – Increased $1,665,000 as a result of increased volume and price increases in 2005.

Ø       ALUPREM Sales – Increased $1,749,000 due to an increase in volume and price.  The Engelhard Corporation accounted for approximately 84% of the Corpus Christi operation’s ALUPREM sales in 2005 and 78% in 2004.  However, as noted above, the Engelhard Corporation is not renewing its purchase order in 2006.

Ø       Other Product Sales – Decreased $266,000 primarily due to a trial purchase of Synflux in 2004.

Netherlands Operation

Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  During the second quarter 2005, TP&T began purchasing HITOX from TMM for distribution in Europe.  Prior to this time, European HITOX customers had been serviced by TMM.  The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

Product	2005		2004		Variance
HITOX	$699	20%	$-	0%	$699	100%
ALUPREM	2,719	79%	1,980	100%	739	37%
OTHER	20	1%	-	0%	20	100%
Total	$3,438	100%	$1,980	100%	$1,458	74%

Ø       HITOX Sales – TP&T began selling HITOX to our European customers during the second quarter 2005.  These sales accounted for $699,000 of TP&T’s total 2005 sales.  Prior to the second quarter, European HITOX customers had been serviced by TMM.

Ø       ALUPREM Sales – Increased $739,000 related to an increase in volume and price.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.

Ø       TP&T also produces 99% of the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our Corpus Christi operation and TP&T.  The following table represents TMM’s sales (in thousands) for 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

Product	2005		2004		Variance
HITOX	$2,359	37%	$2,780	33%	$(421)	-15%
SR	3,722	59%	5,217	63%	(1,495)	-29%
OTHER	254	4%	299	4%	(45)	-15%
Total	$6,335	100%	$8,296	100%	$(1,961)	-24%

Ø       HITOX Sales – Decreased $421,000 as a result of a decrease in volume, partially offset by price increases.  The decrease in HITOX sales at TMM is primarily the result of the shift in European HITOX sales from TMM to TP&T beginning in the second quarter 2005.

Ø       SR Sales – Decreased $1,495,000 primarily due to a volume decrease to Tronox in 2005.  We do not anticipate any material amount of SR sales to Tronox in 2006.

Ø       TMM also supplies SR to the Corpus Christi operation which is used in the production of HITOX and supplies the Corpus Christi operation HITOX which is sold to the US customers on the West Coast and Canada.  TMM also provides HITOX to TP&T which is sold to our European customers (these sales are excluded from the above table).

Gross Margin:  Gross margin decreased $214,000 over 2004, and as a percentage of sales the margin decreased 2 percentage points from 21% in 2004 to 19% in 2005.  Significant factors contributing to the decrease in gross margin are:

Ø       Continued energy cost increases due to price increases of approximately $1,400,000.  TMM’s energy costs increased approximately $1,075,000 and TP&T’s increased $100,000.  At the Corpus Christi plant, utility pricing increased approximately $600,000, offset by favorable usage efficiencies of $300,000 caused by utilizing the new HITOX production process which uses much less natural gas.

Ø       Production overhead costs were up approximately $1,050,000 over 2004.  At Corpus Christi, overhead charges were up approximately $400,000 attributable to an increase in labor because of mechanical down time and lease/depreciation charges on the new HITOX production system, offset by favorable absorption from increased production as compared to 2004.  Overhead charges at TP&T were up approximately $350,000 primarily due to an increase in repairs and labor during the second and third quarters when the plant was having mechanical difficulties, offset by favorable absorption from increased production as compared to 2004.  Overhead charges at TMM were $300,000 higher than 2004 largely because of unfavorable absorption from producing less SR in 2005.

Ø       Raw material cost increases of approximately $700,000 primarily at TP&T due to increases in the price of Alumina Trihydrate.

Ø       Freight pricing increased approximately $500,000 predominately due to freight increases at Corpus Christi for shipping our ALUPREM products from Europe to our customers in the United States.

Ø       Foreign exchange losses on cash flow hedges of inter-company Euro based purchases were approximately $400,000.

Offsetting the gross margin decreases are price/volume/mix improvements of approximately $3,800.000.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

General, Administrative and Selling Expenses:  Total general, administrative and selling expenses ("SG&A") decreased $61,000 in 2005 compared to 2004.

Interest Expense:  Interest expense in 2005 increased $176,000 compared to 2004.  Interest expense at the Corpus Christi operation increased $118,000 primarily due to a larger average outstanding balance on our line of credit throughout the year and increases in interest rates.  TP&T’s interest expense increased $104,000 due primarily to the additional long-term debt for their facility expansion and a new capital lease for equipment.  TMM's interest expense decreased $46,000 primarily due to a decrease in the utilization of its line of credit and ECR financing.

Income Taxes:  We recorded $471,000 in income taxes in 2005, an increase of $288,000 over 2004.  Income taxes consisted of approximately $5,000 in State income taxes in the US and $466,000 of foreign deferred tax expense.

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents increased $939,000 from the end of 2004 to the end of 2005.  Cash provided by operations accounted for $2,543,000 and financing activities provided $1,192,000.  The Company used $2,382,000 in investment activities related primarily to the facility expansion at TP&T and the purchase of fixed assets at both the Corpus Christi operation and TP&T.  The effect of the exchange rate fluctuations accounted for a decrease in cash of $414,000.

(In thousands)	2005	2004
Net cash provided by (used in)
Operating activities	$2,543	$2,326
Investing activities	(2,382)	(5,665)
Financing activities	1,192	3,359
Effect of exchange rate fluctuations	(414)	(60)
Net change in cash and cash equivalents	$939	$(40)

Operating Activities

Cash provided by operating activities in 2005 increased approximately $217,000 compared to 2004.  The following are the major changes in working capital affecting cash provided by operating activities:

Ø       Accounts Receivable:  Accounts receivable decreased approximately $1,650,000 from the end of 2004 to the end of 2005 primarily due to the receipt of payment for a large fourth quarter 2004 sale of SR to Tronox received in the first quarter 2005.  Accounts receivable at the Corpus Christi operation increased $85,000 and TP&T’s increased $380,000 on higher sales in the fourth quarter sales 2005; and TMM’s decreased $2,115,000 primarily due to the receipt of payment from Tronox in the first quarter 2005.

Ø       Inventories: Inventories increased approximately $1,037,000 from the end of 2004 to the end of 2005.  Inventories at the Corpus Christi operation decreased $576,000 primarily as a result of a decrease in their raw materials of $1,069,000 (primarily SR) which was offset by a increase in finished goods inventories (primarily HITOX) of approximately $493,000.  TP&T’s inventories increased $67,000 primarily as a result of an increase their finished goods inventory.  TMM’s inventories increased $1,546,000 primarily relating to a build up in their SR inventory for a shipment to the Corpus Christi operation in January 2006.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

Ø       Other Current Assets:  Other current assets decreased approximately $140,000 from the end of 2004 to the end of 2005 primarily due to a refund in VAT tax received by TP&T in the first quarter 2005.

Ø       Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased approximately $946,000 from the end of 2004 to the end of 2005.  Of the decrease, the Corpus Christi operation accounted for approximately $779,000 primarily related to the payment of expenses accrued at December 31, 2004 related to the HITOX plant expansion that came on line the end of 2004 and TP&T’s decreased approximately $343,000 relating to their facility expansion.  Offsetting this decrease was an increase of approximately $176,000 at TMM primarily relating to accrued inventory purchases.

Investing Activities

Cash used in investing activities increased approximately $2,382,000 from the end of 2004 to the end of 2005 primarily for the purchase of fixed assets related to the expansion of our HITOX and ALUPREM production and the facility expansion at TP&T.  Net investments for each of the Company’s three locations are as follows:

Ø       Corpus Christi Operation:  We invested approximately $686,000 primarily related to the new HITOX production facility. The plant expansion will increase production capacity of HITOX titanium dioxide pigment at Corpus Christi by approximately 10,000 tons annually and utilize a new proprietary production process, which reduces the reliance on natural gas and we believe has the potential to increase the size of the market for HITOX.

Ø       Netherlands Operation:  We invested approximately $1,718,000 at TP&T primarily relating to its facility expansion and equipment to expand the ALUPREM production capacity.  TP&T purchased a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility and has completed the expansion of its existing building that effectively added another 10,000 square feet of plant space.  TP&T utilized approximately $191,000 of cash that had been restricted at the end of 2004 towards the cost to complete the building expansion.

Ø       Malaysian Operation:  Our net investment in 2005 at TMM of approximately $169,000 was primarily related to equipment upgrades for the production of SR.

Financing Activities

Financing activities provided cash of approximately $1,192,000 for the twelve-month period ending December 31, 2005.  Significant factors relating to financing activities include the following:

Ø       Lines of Credit:  Our borrowings on our domestic line of credit (“US Line”) increased $100,000.  The increase in the Company’s US Line was used primarily for working capital.  TP&T’s bank line of credit decreased approximately $403,000 as a result of TP&T’s new long-term debt and mortgage debt, of Euro 970,000, being funded.  The proceeds of TP&T’s long-term debt  were used to reduce the line of credit which acted as temporary financing for their building expansion.

Ø       Export Credit Refinancing - Malaysia:  TMM’s borrowings under the export credit refinancing facility ("ECR") decreased approximately $563,000 due primarily to the timing of cash receipts related to SR sales to Corpus Christi and third parties.

Ø       Capital Lease – Netherlands Operation:  TP&T entered into a financial lease agreement in 2005 for equipment related to the production of ALUPREM which provided approximately $341,000.

Ø       Long-term Debt – Corpus Christi Operation:  Our US long-term debt increased approximately $749,000 as a result of adding a new mortgage loan.  The proceeds of the loan were used for working capital.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

Ø       Long-term Debt – Netherlands Operation:  TP&T’s net long-term debt increased approximately $927,000 due to a new mortgage loan to fund the acquisition of a 10,000 square foot warehouse located adjacent to their existing production facility and a term loan to fund the completion of their building expansion.

Ø       Long-term Debt – Malaysian Operation:  TMM’s long term debt increased approximately $29,000 due to a draw on a new term loan for the purpose of upgrading the TMM’s plant and machinery.

Ø       Issuance of Common Stock Options:  The Company received proceeds of $72,000 in 2005 as a result of employees and Directors exercising their common stock options.

Ø       Preferred Stock Dividends:  The Company paid dividends of $60,000 on its Series A convertible preferred stock, or $0.30 per share.

Liquidity

The terms of the our borrowings contain restrictions and covenants, including subjective acceleration clauses and demand clauses on our foreign debt and covenants on our US debt based on our performance.  Our failure to comply with such restrictions and covenants, or the exercise of subjective acceleration or demand clauses, could adversely affect our financial position.  We believe that we have adequate liquidity for fiscal year 2006 and expect to maintain compliance with all financial covenants throughout 2006.  Following is a summary of our long-term debt and notes payable:

(In thousands)	December 31,
	2005	2004
Other indebtedness, note payable to Paulson Ranch, a related party, with an effective interest rate of 11.25% at December 31, 2005, due February 2007.	$500	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at December 31, 2005, due May 1, 2007.	341	581
Term note payable to a US bank, with an interest rate of 7.25% at December 31, 2005, due November 30, 2010.	1,017	-
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at December 31, 2005, due June 1, 2009. (473 Euro)	560	825
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at December 31, 2005, due July 1, 2029. (459 Euro)	544	650
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at December 31, 2005, due January 31, 2030. (454 Euro)	538	-
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at December 31, 2005, due July 31, 2015. (483 Euro)	572	-
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at December 31, 2005, due August 14, 2009	29	-
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 7.25% at December 31, 2005, due October 1, 2007.	2,225	2,125
Total	6,326	4,681
Less current maturities	1,152	950
Total long-term debt and notes payable	$5,174	$3,731

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

Corpus Christi Operations

We amended and restated our previous loan agreement, dated December 21, 2004, with Bank of America, N.A. (the “Bank”) on December 13, 2005.  Under the loan agreement (the “Agreement”), the Bank revised the maturity date on our Line of Credit (the “Line”) from October 1, 2006 to October 1, 2007.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The revolving loan is due on October 1, 2007.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At December 31, 2005, we had $2,225,000 outstanding on the Line and $1,328,000 was available to us on that date based on eligible accounts receivable and inventory borrowing limitations.  Our prior term loan (“Loan”) with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the amendment to the Agreement.  The monthly principal payment on the Loan is $20,064.  At December 31, 2005, the Loan balance was $341,090.  Both the Line and the Loan are secured by our US property, plant and equipment, as well as inventory and accounts receivable.

In addition, we entered into a real estate term loan (the “Term Loan”) with the Bank on December 13, 2005, in the amount of $1,029,000 which is secured by our real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 7.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010.  The monthly principal payment is $12,250.  The Term Loan balance at December 31, 2005, was $1,017,000.

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

Ø       Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At December 31, 2005, the Company’s Debt to Net Worth Ratio was 0.3 to 1.0.

Ø       Current Ratio – Required to be at least 1.1 to 1.0.  At December 31, 2005, the Company’s Current Ratio was 2.5 to 1.0.

Ø       Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended December 31, 2005, the Company’s Fixed Charge Coverage Ratio was 2.6 to 1.0.

Ø       Maintain a consolidated after tax profit for a rolling 12 month period.

As of and for the four quarters ended December 31, 2005, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond December 31, 2005.

Related Party Transactions

We entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch, Ltd.  Paulson Ranch made a loan to TOR in the amount of $600,000 with an interest rate of 10.0%.  The loan, which is subordinate to Bank of America, N.A., is secured by the Company’s assets.  The principal balance outstanding on December 31, 2003 was $230,735.  On February 6, 2004, we paid the outstanding principal balance of $230,735 to Paulson Ranch.

On December 12, 2003, we entered into a loan and security agreement with the Company’s Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to TOR in

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

the amount $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A., is secured by the Company’s assets.  Principal is due and payable on or before February 15, 2006.  Accrued interest is paid monthly.  The principal balance outstanding on December 31, 2005 was $500,000.  The loan proceeds were used for working capital.  On February 1, 2006, this loan was reduced to $400,000 and extended under the same terms and conditions to February 15, 2007.

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

Netherlands Operations

On April 2, 2004, our subsidiary, TP&T, entered into a new loan agreement (the “Loan Agreement”) with Rabobank.  The Loan Agreement provides a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  We have guaranteed this term loan.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($13,340 at December 31, 2005).  The loan balance at December 31, 2005 was Euro 473,000 ($560,000).

In addition, the Loan Agreement increased TP&T’s short-term credit facility from Euro 500,000 to Euro 650,000 ($769,000 at December 31, 2005).  The credit facility is secured by TP&T's inventory and accounts receivable.  We have guaranteed this credit facility.  At December 31, 2005, TP&T had utilized Euro 222,000 ($262,000) of their short-term credit facility with an interest rate of Bank prime plus 2% (6.5% at December 31, 2005).

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($1,914 at December 31, 2005).  The loan balance at December 31, 2005 was Euro 459,000 ($544,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($1,854 at December 31, 2005).  The mortgage is secured by the land and building purchased on January 3, 2005.  The loan balance at December 31, 2005 was Euro 454,000 ($538,000).

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of their building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($4,934 at December 31, 2005).  The loan is secured by TP&T’s assets.  The loan balance at December 31, 2005 was Euro 483,000 ($572,000).

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at December 31, 2005 was not significant.  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,352 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($6,206).  The net present value of the lease at December 31, 2005 was Euro 289,000 ($341,000).

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

Malaysian Operations

On September 14, 2005, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less) for the purpose of upgrading TMM’s plant and machinery and increased the Bankers Acceptance from RM 500,000 ($132,000) to RM 3,780,000 ($1,000,000).

TMM’s USD Loan, which will be funded in draw downs equivalent to 74% of the purchase invoice total, must be fully funded by August 14, 2006.  Monthly interest payments began in December 2005 based on an annual rate of 5.2%.  Monthly principal payments in the amount of $27,789 will commence one month after the loan has been fully funded and will continue through August 14, 2009.  At December 31, 2005, TMM had drawn down $29,000 on the USD Loan.

TMM renewed its banking facility with HSBC on December 22, 2005, for the purpose of extending the maturity date of the current facility from October 31, 2005, to October 31, 2006.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($132,000), a bank guarantee of RM 300,000 ($79,000) and an ECR up to RM 8,000,000 ($2,116,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On December 22, 2005, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2005, to October 31, 2006.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($264,000) and an ECR up to RM 9,300,000 ($2,460,000).  The RHB facility was also amended to include the following:

Ø       Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($264,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.

Ø       Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($2,645,500 to $6,613,700) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

Ø       Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  TMM was not utilizing their overdraft or their ECR facilities at December 31, 2005.

The borrowings under both the HSBC and the RHB short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM’s property, plant and equipment.  The credit facilities prohibit TMM from paying dividends and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

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

Depreciation

Our policy is to depreciate the SR production equipment (with a net book value of at December 31, 2005 and 2004 of $6,184,000 and $5,563,000, respectively, which is included in machinery and equipment) over its remaining useful life using the units of production method and to evaluate the remaining life and recoverability of such equipment based on the projected units of production.  There have been no material changes in the estimates of the units to produce upon which the units of production method of depreciation is based.  All other property, plant and equipment is depreciated on the straight line basis from 3 to 39 years.

Bad Debt

We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  At December 31, 2005, we maintained a reserve for doubtful accounts of approximately $63,000.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.

Impairment of Goodwill

We adopted the provisions of Financial Accounting Standards Board Statement No. 142, “Goodwill and Intangible Assets”, effective January 1, 2002.  Under the provisions of Statement No. 142, the value of our goodwill (with a carrying value of approximately Euro 1,460,000 or $1,729,000 based on December 31, 2005 exchange rate) is not subject to amortization.  We evaluate the carrying value of the goodwill at least annually, or more frequently if indicators of impairment are noted.  We identify potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired.  In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units.  In making this assessment, we rely on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques.  Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time.  There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.  It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2005.  There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

Valuation of Long-Lived Assets

The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management’s estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management’s estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2005.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases

As of December 31, 2005, we leased 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority and manufacturing equipment from Banc of America Leasing & Capital, LLC.  The minimum future rental payments under these and other non-cancelable operating leases as of December 31, 2005 are as follows:

Years Ending December 31,
(In thousands)
2006	$269
2007	259
2008	254
2009	245
2010	245
Later Years	1,047
Total minimum lease payments	$2,319

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

Except as noted above, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The following is a summary of all significant contractual obligations, both on and off Balance Sheet, as of December 31, 2005, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2006	2007	2008	2009	2010	2011 +
Long-term Debt	$6,326	$1,152	$2,765	$411	$331	$251	$1,416
Capital Leases	403	75	75	74	74	74	31
Operating Leases	2,319	269	259	254	245	245	1,047
Foreign Currency Hedges	5,479	5,479	-	-	-	-	-
Total	$14,527	$6,975	$3,099	$739	$650	$570	$2,494

Other matters

Anticipated Capital Expenditures

At December 31, 2005, we had $720,000 in assets not yet placed in service.  These assets consist primarily of equipment related to the construction of a US Alumina plant.  We originally planned to construct the Alumina plant in 2004.  However, due to the need to quickly add Alumina production capacity in 2003, we elected to add production capacity at our existing Alumina plant at TP&T and delay the US plant construction.  As Engelhard has announced to us that they are not going to renew their agreement with us that expired at the end of 2005, we are delaying the start of construction of the US Alumina plant.  We currently anticipate construction to begin within two to three years or at such time as it is economically justifiable.  We perform an impairment analysis on the equipment annually.  Based on this analysis, no impairment was indicated at December 31, 2005 and 2004.  The expected costs to complete the US Alumina production line are approximately $5,000,000 to $6,000,000 depending upon the final scope of the project.

Inflation

Other than the increases in energy prices as described in Item 1 under “Raw Materials and Energy”, general inflation has not had a significant impact on our business, and it is not expected to have a major impact in the foreseeable future.  Increases in energy pricing in 2005 adversely affected our results of operations and are expected to continue to do so.

Foreign Operations – Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TP&T in the Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  Malaysia imposed capital controls and fixed its Ringgit currency at 3.8 Ringgits per 1 US Dollar in September 1998.  However, on July 21, 2005, the Malaysian government announced that the exchange rate of the Ringgit would be allowed to operate in a managed float, with its value being determined by economic fundamentals.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to US Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders’ equity) on the Consolidated Balance Sheet.  As of December 31, 2005, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $72,000.  Changes in the Ringgit to the US Dollar exchange rate did not have a material effect on TMM’s net income in 2005.

TP&T’s functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to US Dollars (including long-term Intercompany investments which are considered part of the

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis or Plan of Operation
December 31, 2005 and 2004

net-investment in TP&T) are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2005, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $1,194,000.  From the beginning of 2005 to the end of 2005, the US Dollar strengthened significantly against the Euro, however, there was no material impact to net income.  This is due to the average exchange rate over 2005 which TP&T’s Statement of Operation is translated to the US Dollar was approximately the same as the rates used over 2004.

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

On September 16, 2003, we entered into a new natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program.  We designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas.  The contract was settled based on natural gas market prices from January 1, 2004 through April 30, 2004.  We paid fixed prices averaging $5.26 per MM Btu on notional quantities amounting to 80,000 MM Btu’s.  The fair value of the hedge decreased $73,000 from December 31, 2003 to April 30, 2004 due to the settlement of the hedge.  The recognition of this gain had no effect on our cash flow.

At December 31, 2005, we did not have a natural gas hedge contract outstanding.

Foreign Currency Forward Contracts

The purpose of our foreign currency hedging activities is to protect ourselves from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  We measure hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  At December 31, 2005, we marked the contracts to market, recording a net loss of approximately $107,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at December 31, 2005.  These contracts mature through June 2006.  The recognition of this net loss had no effect on our cash flow.

Internal Revenue Service Audit

The US Internal Revenue Service (“IRS”) has completed the examination of our 2002 tax year.  On March 9, 2006, we received notification that the IRS agreed with the tax return as filed.  As our US operation had net deferred tax assets at December 31, 2005, that were fully reserved by a valuation allowance, the decision of the IRS did not have an effect on our earnings.

Item 7.	Financial Statements

The Financial Statements are set out in this annual report on Form 10-KSB commencing on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company’s most recent financial statements or during any subsequent interim period.

Ernst & Young LLP served as the Company’s accountants from September 19, 1995, until August 16, 2004.  In connection with the change in accountants, there were no disagreements between the Company and the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which if not resolved to the former accountants satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Item 8A.	Controls and Procedures

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

Item 8B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2005.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

Information which will be contained under the caption "Election of Directors" and “Principal Stockholders” in the Company's Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders is incorporated by reference in response to this Item 9.  See Item 4, Part I of this Form 10-KSB for the caption "Executive Officers" for information concerning executive officers.

Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance

Information under the caption "Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance" which will be contained in the Company's Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Code of Ethics

The Company had adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing similar functions) and employees.  The Code of Ethics can be viewed on the Company’s web site at www.torminerals.com.  The Company intends to post amendments to, or waivers from, its Code of Ethics that apply to its Chief Executive Officer, Chief Financial Officer, Controller and any other person performing similar functions, on its website.

The Company will provide to any person, without charge, upon written request, a copy of the Code of Ethics.  Such requests should be sent to the Company’s Corporate Secretary, Elizabeth Morgan, at 722 Burleson Street, Corpus Christi, Texas  78402.

Item 10.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Information under the caption "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

The discussion under the caption "Certain Transactions", which will be contained in the Company's Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.	Exhibits
(a)	The following documents are being filed as part of this annual report on Form 10-KSB:
1.	Financial Statements - The financial statements filed as part of this report are listed in the "Index to Financial Statements" on page F-1 hereof.
2.	Exhibits - The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Description

2.1(2)	Purchase and Sale agreement effective March 1, 2000 between TOR Minerals International, Inc. and Megamin Ventures Sdn. Bhd.
2.2(5)	Asset purchase agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.3(5)	Closing agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.4(5)	Non-Compete agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group

3.1(14)	Certificate of Incorporation of the Company as amended through December 31, 2004
3.2(14)	By-laws of the Company, as amended through December 31, 2004

4.1(1)	Form of Common Stock Certificate
4.2(5)	Form of Convertible Subordinated Debenture of the Company and Renaissance U.S. Growth and Income Trust, PLC, dated April 5, 2001, in the amount of $360,000

10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 Hitox Profit Sharing Plan & Trust
10.4(3) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(4)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(6)	Security and Loan Agreement with Paulson Ranch, dated April 5, 2001
10.7(7)	Subordination Agreement between the Company, Paulson Ranch, Ltd., and Bank of America, dated May 1, 2002
10.8(8)	Security and Loan Agreement with Paulson Ranch dated December 12, 2003
10.9(8)	Security and Loan Agreement with D & C H Trust dated December 12, 2003
10.10(8)	Security and Loan Agreement with Douglas MacDonald Hartman Family Irrevocable Family Trust dated December 12, 2003
10.11(9)	Form of Common Stock Purchase Agreement, dated January 16, 2004
10.12(9)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.13(11)	Master Lease Agreement with Bank of America Leasing & Capital, LLC (“BALC”), dated August 9, 2004
10.14(11) *	Schedule No. 1 to Master Lease Agreement with BALC, dated September 27, 2004
10.15(12)	Schedule No. 2 to Master Lease Agreement with BALC, dated December 21, 2004
10.16(14)	Loan Agreement with Bank of America, N.A., dated December 21, 2004
10.17(14)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.18(14)	Loan Agreement with RHB Bank, dated November 23, 2004
10.19(14) *	2004 Sale and Purchase Agreement with Engelhard Corporation, dated February 2, 2004
10.20(14) *	2005 Sale and Purchase Agreement with Engelhard Corporation, dated December 20, 2004
10.21 (13)	Sales Agreement with Tronox Incorporated (formerly a division of the Kerr-McGee Chemical, LLC), dated March 28, 2003, and effective April 1, 2003
10.22(14) **	Form of Incentive Stock Option Agreement for Officers A
10.23(14) **	Form of Incentive Stock Option Agreement for Officers B
10.24(14) **	Form of Nonqualified Option Agreement for Directors
10.25(14)	Allonge and Amendment to Promissory Note with Paulson Ranch, Ltd., dated February 1, 2005
10.26(14)	First Amendment to Security Agreement with Paulson Ranch, Ltd., dated February 1, 2005
10.27	Loan Agreement with Rabobank, dated March 1, 2004
10.28(15)	Loan Agreement with Rabobank, dated July 6, 2004
10.29(16)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.30(17)	Schedule No. 3 to Master Lease Agreement with BALC, dated July 8, 2005
10.31(18)	Loan Agreement with Rabobank, dated July 19, 2005
10.32(19)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.33(20)	First Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated December 13, 2005
10.34(20)	Real Estate Term Loan with Bank of America, N.A., dated December 13, 2005

10.35(20)	Assignment of Leases and Rents (Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.36(20)	Assignment of Leases and Rents (Leasehold Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.37(20)	Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.38(20)	Leasehold Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.39(21)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.40(21)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.41	Allonge and Second Amendment to Promissory Note with Paulson Ranch, Ltd., dated February 1, 2006

14.1	Code of Ethics

16.1(10)	Letter dated July 15, 2004 from Ernst & Young LLP to the Securities and Exchange Commission

21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV
23.1	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company’s March 1, 2000 Form 8-K
(3)	Incorporated by reference to the exhibit filed with the Company’s May 25, 2000 Form S-8
(4)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2000 Form 10-KSB
(5)	Incorporated by reference to the exhibit filed with the Company’s May 16, 2001 Form 8-K
(6)	Incorporated by reference to the exhibit filed with the Company’s June 30, 2001 Form 10-QSB
(7)	Incorporated by reference to the exhibit filed with the Company’s March 31, 2002 Form 10-QSB
(8)	Incorporated by reference to the exhibit filed with the Company’s December 12, 2003 Form 8-K
(9)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(10)	Incorporated by reference to the exhibit filed with the Company’s July 14, 2004 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company’s October 5, 2004 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company’s December 22, 2004 Form 8-K
(13)	Incorporated by reference to exhibit 10.2 filed with the Company’s Registration Statement on Form S-3/A (No. 333-114483) filed August 16, 2004
(14)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2004 Form 10-KSB
(15)	Incorporated by reference to the exhibit filed with the Company’s January 3, 2005 Form 8-K
(16)	Incorporated by reference to the exhibit filed with the Company’s June 27, 2005 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company’s July 8, 2005 Form 8-K
(18)	Incorporated by reference to the exhibit filed with the Company’s July 19, 2005 Form 8-K
(19)	Incorporated by reference to the exhibit filed with the Company’s September 14, 2005 Form 8-K

(20)	Incorporated by reference to the exhibit filed with the Company’s December 13, 2005 Form 8-K
(21)	Incorporated by reference to the exhibit filed with the Company’s December 22, 2005 Form 8-K

*	Confidential treatment has been granted for certain portions of the exhibit
**	Constitutes a compensation plan or agreement under which executive officers may participate

Item 14.	Principal Accountant Fees and Services

Information under the caption "Disclosure on Fees – Audit Fees and Tax Fees", which will be contained in the Company's Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 24, 2006	By:	RICHARD L. BOWERS Richard L. Bowers, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date

RICHARD L. BOWERS (Richard L. Bowers)	President and Chief Executive Officer Director	March 24, 2006

BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 24, 2006
LAWRENCE W. HAAS (Lawrence W. Haas)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 24, 2006
W. CRAIG EPPERSON (W. Craig Epperson)	Director	March 24, 2006
DAVID HARTMAN (David Hartman)	Director	March 24, 2006
DOUG HARTMAN (Doug Hartman)	Director	March 24, 2006
SI BOON LIM (Si Boon Lim)	Director	March 24, 2006

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 24, 2006

CHIN YONG TAN (Chin Yong Tan)	Director	March 24, 2006

 TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-KSB

Item 7.       Index to Financial Statements

TOR Minerals International, Inc.	Page

Report of Independent Registered Public Accounting Firm	F – 2

Consolidated Balance Sheets - December 31, 2005 and 2004	F – 3

Consolidated Income Statements - Years ended December 31, 2005 and 2004	F – 4

Consolidated Statements of Comprehensive (Loss) Income - Years ended December 31, 2005 and 2004	F – 5

Consolidated Statements of Shareholders' Equity - Years ended December 31, 2005 and 2004	F – 6

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004	F – 7

Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies	F – 9
Note 2 – Related Party Transactions	F – 13
Note 3 – Private Placement of Common Stock and Series A Convertible Preferred Stock	F – 13
Note 4 – Series A 6% Convertible Preferred Stock Dividend	F – 14
Note 5 – Long-Term Debt and Notes Payable	F – 14
Note 6 – Capital Lease	F – 18
Note 7 – Inventories	F – 18
Note 8 – Property, Plant and Equipment	F – 19
Note 9 – Segment Information	F – 20
Note 10 – Calculation of Basic and Diluted Earnings per Share	F – 22
Note 11 – Income Taxes	F – 22
Note 12 – Stock Options	F – 24
Note 13 – Profit Sharing Plan	F – 26
Note 14 – Derivatives and Hedging Activities	F – 26
Note 15 – Commitments and Contingencies	F – 27
Note 16 – Significant Customers	F – 28
Note 17 – Foreign Customer Sales	F – 28
Note 18 – Sales by Product	F – 28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and Subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY Mann Frankfort Stein & Lipp CPAs, LLP

Houston, Texas

March 20, 2006

TOR Minerals International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,280	$341
Trade accounts receivable, net	3,859	5,609
Inventories	7,286	5,977
Other current assets	300	519
Total current assets	12,725	12,446
PROPERTY, PLANT AND EQUIPMENT, net	19,535	18,988
GOODWILL	1,729	1,981
OTHER ASSETS	46	219
	$34,035	$33,634
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,879	$3,281
Accrued expenses	1,747	1,358
Notes payable under lines of credit	262	762
Export credit refinancing facility	-	560
Current maturities - Capital Leases	55	-
Current maturities of long-term debt – Financial Institutions	652	450
Current maturities of long-term debt – Related Parties	500	500
Total current liabilities	5,095	6,911
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital Leases	286	-
Long-term debt – Financial Institutions	2,949	1,606
Notes payable under lines of credit	2,225	2,125
DEFERRED TAX LIABILITY	528	279
Total liabilities	11,083	10,921
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 12/31/05 and 12/31/04	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,827 and 7,784 shares issued and outstanding at 12/31/05 and at 12/31/04, respectively	1,957	1,946
Additional paid-in capital	22,467	22,047
Accumulated deficit	(2,633)	(3,056)
Accumulated other comprehensive (loss) income:
Unrealized gain (loss) on derivatives	(107)	37
Cumulative translation adjustment	1,266	1,737
Total shareholders' equity	22,952	22,713
	$34,035	$33,634

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Income Statements
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004
NET SALES	$32,669	$30,476
Cost of sales	26,318	23,911
GROSS MARGIN	6,351	6,565
Technical services and research and development	376	453
General, administrative and selling expenses	4,506	4,567
(Gain) loss on disposal of assets	(12)	55
OPERATING INCOME	1,481	1,490
OTHER INCOME (EXPENSE):
Interest income	10	8
Interest expense	(412)	(236)
Gain (loss) on foreign currency exchange rate	(125)	23
Other, net	-	2
INCOME BEFORE INCOME TAX	954	1,287
Income tax expense	471	183
NET INCOME	$483	$1,104
Less: Preferred Stock Dividends	60	56
Income Available to Common Shareholders	$423	$1,048
Income per common shareholder:
Basic	$0.05	$0.14
Diluted	$0.05	$0.13

Weighted average common shares outstanding:
Basic	7,812	7,735
Diluted	8,129	8,034

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2005	2004
NET INCOME	$483	$1,104

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain (loss) arising during the period	(956)	37
Net (gain) loss reclassified to income	812	(79)
Currency translation adjustment, net of tax:
Net unrealized (losses) gains on revaluation of long-term intercompany balances	(405)	240
Net foreign currency translation adjustment gains (losses)	(66)	1,497
Other comprehensive (loss) income, net of tax benefit of $224 and tax expense of $128, respectively	(615)	1,695
COMPREHENSIVE (LOSS) INCOME	$(132)	$2,799

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2003	-	$-	7,134	$1,783	$18,164	$(4,104)	$79	$15,922

Issuance of preferred stock	200	2			927			929
Issuance of common stock			526	132	2,276			2,408
Exercise of stock options			124	31	222			253
Option Compensation Expense					458			458
Dividends Declared - Preferred						(56)		(56)
Net Income						1,104		1,104
Cumulative Translation Adjustment							1,737	1,737
Unrealized loss on natural gas hedge							(72)	(72)
Unrealized gain on foreign currency hedge							30	30

Balance at December 31, 2004	200	2	7,784	1,946	22,047	(3,056)	1,774	22,713

Exercise of stock options			43	11	60			71
Option Compensation Expense					360			360
Dividends Declared - Preferred						(60)		(60)
Net Income						483		483
Cumulative Translation Adjustment							(471)	(471)
Unrealized loss on foreign currency hedge							(144)	(144)

Balance at December 31, 2005	200	$2	7,827	$1,957	$22,467	$(2,633)	$1,159	$22,952

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$483	$1,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,412	1,142
Amortization	-	58
Non-cash compensation - Stock Options	360	458
(Gain) loss on sale/disposal of property, plant and equipment	(12)	55
Deferred income taxes	466	151
Provision for bad debt	27	28
Changes in working capital:
Receivables	1,650	(526)
Inventories	(1,037)	(1,054)
Other current assets	140	(123)
Accounts payable and accrued expenses	(946)	1,033
Net cash provided by operating activities	2,543	2,326
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,585)	(5,457)
Proceeds from sales of property, plant and equipment	12	11
Other assets (restricted cash)	191	(219)
Net cash used in investing activities	(2,382)	(5,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit	(303)	(585)
Net payments on export credit refinancing facility	(563)	(280)
Proceeds from capital lease	447	-
Payments on capital lease	(106)	-
Proceeds from long-term bank debt	2,207	1,797
Payments on long-term bank debt	(475)	(391)
Payments on related party long-term debt	-	(731)
Loan Origination Costs	(27)	-
Proceeds from the issuance of preferred stock, common stock and exercise of common stock options	72	3,590
Preferred stock dividends paid	(60)	(41)
Net cash provided by financing activities	1,192	3,359
Effect of exchange rate fluctuations on cash and cash equivalents	(414)	(60)
Net increase (decrease) in cash and cash equivalents	939	(40)
Cash and cash equivalents at beginning of year	341	381
Cash and cash equivalents at end of year	$1,280	$341

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended December 31,
	2005	2004
Supplemental cash flow disclosures:
Interest paid	$412	$236
Taxes paid	20	32

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

1.	Summary of Significant Accounting Policies

Business Description

TOR Minerals International, Inc. (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, catalysts and solid surface applications.  The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TP&T”).  All significant intercompany transactions are eliminated in the consolidation process.  The Company's global headquarters and US manufacturing site are located in Corpus Christi, Texas (“TOR US” or “Corpus Christi Operation”).  The Asian headquarters and manufacturing plant are located in Ipoh, Malaysia, and the European subsidiary is located in Hattem, The Netherlands.  Approximately 37% of the Company's employees are represented by an in-house collective bargaining agreement which expired on December 31, 2005.  We do not anticipate any problems associated with the renewal or negotiations of the collective bargaining agreement.

Basis of Presentation and Use of Estimates

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  In 1988, Malaysia imposed capital controls and fixed its Ringgit currency at 3.8 Ringgits per 1 US Dollar.  However, the Malaysian government announced on July 21, 2005, that the exchange rate of the Ringgit would be allowed to operate in a managed float, with its value being determined by economic fundamentals.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to US Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders’ equity) on the Consolidated Balance Sheet.  As of December 31, 2005, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $72,000.

TP&T’s functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to US Dollars (including long-term Intercompany investments which are considered part of the net-investment in TP&T) are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2005, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $1,194,000.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectibility of all accounts receivable including review of agings and current economic conditions.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2005 and 2004, the Company maintained a reserve for doubtful accounts of approximately $63,000 and $90,000, respectively.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Foreign Currency

Results of operations for the Company’s foreign subsidiaries, TMM and TP&T, are translated from the designated functional currency to the US dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date.  Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive (loss) income.  The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings.  However, the effects of changes in exchange rates associated with our US dollar denominated loans to TP&T that are of a long-term investment nature are reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method.  TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX, which accounted for approximately 43% and 40% of our sales for the years ended December 31, 2005 and 2004, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years, except in Malaysia where most of the Company’s production facility is depreciated using the units of production method.  Depreciation expense computed using the units of production method for 2005 and 2004 was approximately $279,000 and $242,000, respectively.  There have been no material changes in the estimates upon which the units of production method of depreciation is based.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Long-Lived Assets

The impairment of long-lived assets is assessed when changes in circumstances indicate that their current carrying value may not be recoverable.  Under Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, assets held for use are tested for impairment if events or circumstances indicate potential impairment.  Determination of impairment, if any, is made based on comparison of the undiscounted value of estimated future cash flows to carrying value.  Asset impairment losses are then measured as the excess of the carrying value over the estimated fair value of such assets.

Intangible Assets

In June 2001 the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

Finite-lived Intangibles:

The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002.  In connection with the Company's purchase of assets from the Royal Begemann Group in May 2001, the Company recorded intangible assets related to non-compete agreements in the amount of $300,000.  These intangible assets, which were amortized over three (3) years, were fully amortized in May 2004 with the Company recording amortization of $0 and $58,000 in 2005 and 2004, respectively.

Indefinite-lived Intangibles:

The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002.  Under the provisions of SFAS 142, the value of the Company's goodwill (with a carrying value approximately Euro 1,460,000 or $1,729,000 based on the exchange rate at December 31, 2005) is not subject to amortization but

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

will be reviewed at least annually for impairment or more frequently if impairment indicators exist.  The Company completed its annual impairment test October 1, 2005, and concluded that there was no impairment of recorded goodwill, as the fair value of the reporting unit exceeded the carrying amount as of October 1, 2005.  There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

Income Taxes

The Company records income taxes under SFAS No. 109, “Accounting for Income Taxes”, using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding and exclude any dilutive effects of options.  Diluted earnings per share reflect the effect of all dilutive items.

Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  The fair value of all outstanding derivative instruments are recorded on the Consolidated Balance Sheet in other current assets and current liabilities.  Derivatives are held as part of a formally documented risk management (hedging) program.  All derivatives are straightforward and are held for purposes other than trading.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  Changes in the fair value of derivatives are recorded in current earnings along with the change in fair value of the underlying hedged item if the derivative is designated as a fair value hedge or in other comprehensive income if the derivative is designated as a cash flow hedge.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  The Company has utilized natural gas forward contracts to hedge a portion of its Corpus Christi Operations natural gas needs and utilizes foreign currency forward contracts at both TOR US and TMM to hedge a portion of its foreign currency risk.  (See Note 14 to the “Notes to the Consolidated Financial Statements” on page F-26)

Accounting for Consolidation of Variable Interest Entities

On January 1, 2004, the Company adopted the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 addresses consolidation of business enterprises of variable interest entities.  The Company has not acquired any variable interest entities, therefore, the adoption of FIN 46 did not materially impact the Company’s financial position or results of operations.

Accounting for Stock-Based Compensation - Transition and Disclosure

On January 1, 2003, the Company adopted SFAS 148, “Accounting for Stock Based Compensation - Transition and Disclosure – An Amendment to FASB Statement No.123”.  Upon adoption of SFAS 148, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

fair value method of Statement 123.  The Company utilized the "Modified-Prospective Method" of transition as provided for in SFAS 148.  Under the Modified-Prospective Method, the Company recorded compensation expense related to stock options for the years ended December 31, 2005 and 2004 of approximately $360,000 and $458,000, respectively, reducing diluted earnings per share by $0.04 and $0.06, respectively.

Exercise prices on options outstanding at December 31, 2005, ranged from $0.92 to $6.11 per share.  The weighted-average remaining contractual life of the options is 6.74 years.  The number of options exercisable at December 31, 2005 and 2004 was 591,790 and 476,450, respectively.

Recent Accounting and Regulatory Pronouncements

FASB Statement No. 123 (Revised 2004), Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)).  This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under SFAS No. 123, as originally issued.  The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.  Public entities that file as small business issuers will be required to apply SFAS 123(R) in the first interim or annual reporting period that begins after December 15, 2005.

The Company adopted FASB Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure (SFAS No. 148) on January 1, 2003.  Upon adoption of SFAS No. 148, the Company elected to change its method of accounting for stock options from the intrinsic value method of Opinion 25 to the fair value method of SFAS No. 123.  As of the required effective date, all public entities and those nonpublic entities that used the fair-value-based method for either recognition or disclosure under SFAS 123 shall apply the modified prospective application transition method, as such, the Company is required to use the modified prospective transition method.  With the adoption of SFAS 123(R), the Company will recognize the effect of forfeitures by estimating the number of outstanding instruments for which the requisite service is not expected to be rendered.  Under SFAS No. 148, the Company had a policy of recognizing the effect of forfeitures only as they occurred.  As a result, the Company will recognize approximately $25,000 to $50,000 in net income in 2006 as a result of the adoption of SFAS 123(R).

On March 29, 2005, the SEC staff issued SAB No. 107, Share-Based Payment, to express the views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS 123(R).

FASB Statement No. 151, Inventory Costs – An amendment to ARB No. 43, Chapter 4

On November 24, 2004, the FASB issued FASB Statement No. 151, Inventory Costs – An amendment to ARB No. 43, Chapter 4.  This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the IASB.  As part of this effort, the FASB and the ISAB identified opportunities to improve financial reporting be eliminating certain narrow differences between their existing accounting standards.  Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead.  Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities.  The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Companies must apply the standard prospectively.  Because the Company has historically expensed the abnormal amounts of idle facility expense, freight, handling costs and spoilage, management does not believe that adoption of this statement will materially impact the Company’s consolidated financial position or results of operations.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”.  Statement 154 replaces APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirement for the accounting for and reporting of a change in accounting principle.  This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  Management is currently evaluating the effect of the adoption of SFAS 154 on our consolidated financial position and results of operations.

Reclassifications

Certain 2004 balances have been reclassified for comparative purposes.  These reclassifications have no effect on previously reported net income.

2.	Related Party Transactions

The Company entered into a loan and security agreement on April 5, 2001 with the Company's Chairman of the Board, Bernard Paulson, a 15.5% shareholder, through Paulson Ranch, Ltd.  Paulson Ranch made a loan to the Company in the amount of $600,000 with an interest rate of 10.0%.  The loan, which is subordinate to Bank of America, N.A., is secured by the Company’s assets.  On February 6, 2004, the Company paid the outstanding principal balance of $230,735 and accrued interest to Paulson Ranch.

On December 12, 2003, the Company entered into a loan and security agreement with the Company’s Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A., is secured by the Company’s assets.  Principal is due and payable on or before February 15, 2006.  Accrued interest is paid monthly.  The principal balance outstanding on December 31, 2005 was $500,000.  The loan proceeds were used for working capital.  On February 1, 2006, the loan to Paulson Ranch, Ltd. was reduced to $400,000 and the maturity date was extended from February 15, 2006 to February 15, 2007 under the same terms and conditions.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

The securities were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.  The transactions were privately negotiated without any general solicitation or advertising.  The purchasers are “sophisticated investors” within the meaning of the Securities Act of 1933 and have access to all information concerning the Company needed to make an informed decision regarding the transaction.  At the date of issue, the common and preferred shares were not registered under the Securities Act of 1933 and, therefore, could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The Company filed a registration statement with the Securities and Exchange Commission covering the resale of the common shares, which was declared effective on October 12, 2004.  The Company used $3,200,000 of the proceeds to pay amounts owed under the Company’s domestic line of credit and related party loans from David Hartman and Douglas Hartman.  The balance of the proceeds was used for working capital purposes.

4.	Series A 6% Convertible Preferred Stock Dividend

On December 6, 2005, the Company declared a dividend, in the amount of $15,000, for the quarterly period ended December 31, 2005, payable on January 1, 2006, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2005.  The Company declared total dividends in 2005 of $60,000 on the Series A Convertible Preferred Stock.

5.	Long-Term Debt and Notes Payable
(In thousands)	December 31,
	2005	2004
Other indebtedness, note payable to Paulson Ranch, a related party, with an effective interest rate of 11.25% at December 31, 2005, due February 2007.	$500	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at December 31, 2005, due May 1, 2007.	341	581
Term note payable to a US bank, with an interest rate of 7.25% at December 31, 2005, due November 30, 2010.	1,017	-
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at December 31, 2005, due June 1, 2009. (473 Euro)	560	825
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at December 31, 2005, due July 1, 2029. (459 Euro)	544	650
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at December 31, 2005, due January 31, 2030. (454 Euro)	538	-
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at December 31, 2005, due July 31, 2015. (483 Euro)	572	-
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at December 31, 2005, due August 14, 2009	29	-
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 7.25% at December 31, 2005, due October 1, 2007.	2,225	2,125
Total	6,326	4,681
Less current maturities	1,152	950
Total long-term debt and notes payable	$5,174	$3,731

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

US Bank Credit Facility and Term Loans

The Company amended and restated its previous loan agreement, dated December 21, 2004, with Bank of America, N.A. (the “Bank”) on December 13, 2005.  Under the loan agreement (the “Agreement”), the Bank revised the maturity date on our Line of Credit (the “Line”) from October 1, 2006 to October 1, 2007.  The Line provides the Company with a $5,000,000 revolving line of credit subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The revolving loan is due on October 1, 2007.  The Bank has also agreed to issue standby letters of credit for the Company’s account up to the amount available under the Line.  At December 31, 2005, the outstanding balance on the Line was $2,225,000 and the Company had $1,328,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The Company’s prior term loan (“Loan”) with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the amendment to the Agreement.  The monthly principal payment on the Loan is $20,064.  At December 31, 2005, the Loan had an unpaid balance of $341,090.  Both the Line and the Loan are secured by the Company’s US property, plant and equipment, as well as inventory and accounts receivable.

In addition, the Company entered into a real estate term loan (the “Term Loan”) with the Bank on December 13, 2005, in the amount of $1,029,000 which is secured by the Company’s US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 7.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010.  The monthly principal payment is $12,250.  The Term Loan balance at December 31, 2005, was $1,017,000.

The loan agreement contains covenants that, among other things, require the maintenance of financial ratios based on the Company’s consolidated results of operations.  The loan agreement also requires the Company to notify the Bank upon the occurrence of a “material adverse event”, which among other items, is considered to be an event that may adversely affect the Company’s financial condition, business, properties, operations, the Bank’s collateral or the Bank’s ability to enforce its rights under the loan agreement.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

Ø       Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At December 31, 2005, the Company’s Debt to Net Worth Ratio was 0.3 to 1.0.

Ø       Current Ratio – Required to be at least 1.1 to 1.0.  At December 31, 2005, the Company’s Current Ratio was 2.5 to 1.0.

Ø       Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended December 31, 2005, the Company’s Fixed Charge Coverage Ratio was 2.6 to 1.0.

Ø       Maintain a consolidated after tax profit for a rolling 12 month period.

As of and for the four quarters ended December 31, 2005, the Company was in compliance with all financial ratios contained in the Agreement and expects to be in compliance for a period of twelve-months beyond December 31, 2005.

Netherlands Bank Credit Facility, Mortgage and Term Loan

On April 2, 2004, the Company’s subsidiary, TP&T, entered into a new loan agreement (the “Loan Agreement”) with Rabobank.  The Loan Agreement provides a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  The Company has guaranteed this term loan.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($13,340 at December 31, 2005).  The loan balance at December 31, 2005 was Euro 473,000 ($560,000).

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

In addition, the Loan Agreement increased TP&T’s short-term credit facility from Euro 500,000 to Euro 650,000 ($769,000 at December 31, 2005).  The credit facility is secured by TP&T's inventory and accounts receivable.  The Company has guaranteed this credit facility.  At December 31, 2005, TP&T had utilized Euro 222,000 ($262,000) of its short-term credit facility with an interest rate of Bank prime plus 2% (6.5% at December 31, 2005).

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($1,914 at December 31, 2005).  The loan balance at December 31, 2005 was Euro 459,000 ($544,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($1,854 at December 31, 2005).  The mortgage is secured by the land and building purchased on January 3, 2005.  The loan balance at December 31, 2005 was Euro 454,000 ($538,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($4,934 at December 31, 2005).  The loan is secured by TP&T’s assets.  The loan balance at December 31, 2005 was Euro 483,000 ($572,000).

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

Malaysian Bank Credit Facility and Term Loan

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less) for the purpose of upgrading TMM’s plant and machinery and increased the Bankers Acceptance from RM 500,000 ($132,000) to RM 3,780,000 ($1,000,000).

TMM’s USD Loan, which will be funded in draw downs equivalent to 74% of the purchase invoice total, must be fully funded by August 14, 2006.  Monthly interest payments began in December 2005 based on an annual rate of 5.2%.  Monthly principal payments in the amount of $27,789 will commence one month after the loan has been fully funded and will continue through August 14, 2009.  At December 31, 2005, TMM had drawn down $29,000 on the USD Loan.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

TMM renewed its banking facility with HSBC on December 22, 2005, for the purpose of extending the maturity date of the current facility from October 31, 2005, to October 31, 2006.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($132,000), a bank guarantee of RM 300,000 ($79,000) and an ECR up to RM 8,000,000 ($2,116,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On December 22, 2005, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2005, to October 31, 2006.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($264,000) and an ECR up to RM 9,300,000 ($2,460,000).  The RHB facility was also amended to include the following:

Ø       Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($264,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.

Ø       Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($2,645,500 to $6,613,700) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).

Ø       Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  TMM was not utilizing their overdraft or their ECR facilities at December 31, 2005.

The borrowings under both the HSBC and the RHB short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM’s property, plant and equipment.  The credit facilities prohibit TMM from paying dividends and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2006 and expects to maintain compliance with all financial covenants throughout 2006.

The following is a summary of maturities of long–term debt as of December 31, 2005 (Euro and Ringgit maturities based on the December 31, 2005 exchange rate):

Years Ending December 31,
(In thousands)
2006	$1,152
2007	2,765
2008	411
2009	331
2010	251
Later Years	1,416
Total	$6,326

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

6.	Capital Lease

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at December 31, 2005 was not significant.  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($6,206).  The net present value of the lease at December 31, 2005 was Euro 289,000 ($341,000).

The following table sets forth the minimum future lease payments under this lease as of December 31, 2005:

Year Ending December 31,	Amount
2006	$74,470
2007	74,470
2008	74,470
2009	74,470
2010	74,470
Thereafter	31,030
Total minimum lease payments	403,380
Less: Amount representing executory costs	(254)
Net minimum lease payments	403,126
Less: Amount representing interest	(62,334)
Present value of net minimum lease payments	340,792
Less: Current maturities of capital lease obligations	(54,510)
Long-term capital lease obligations	$286,282
7.	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2005	2004
Raw materials	$4,061	$3,636
Work in progress	850	201
Finished goods	1,991	1,458
Supplies	479	682
Total Inventories	7,381	5,977
Inventory reserve	(95)	-
Net Inventories	$7,286	$5,977

Inventory is stated at the lower of cost or market, including adjustments for inventory expected to be sold below cost as a result of damage, deterioration, obsolescence or pricing factors.  At December 31, 2005, the Company maintained a reserve of $95,000 for inventory obsolescence.  No reserve was deemed necessary at December 31, 2004.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

8.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2005	2004
Land and office buildings	39 years	$2,893	$888
Production facilities	10 - 20 years	6,150	6,097
Machinery and equipment	5 - 15 years, or units of production	23,056	21,630
Furniture and fixtures	3 - 20 years	1,029	930
Total		33,128	29,545
Less accumulated depreciation		(14,374)	(12,771)
Property, Plant and Equipment, net		18,754	16,774
Construction in progress		61	1,533
Assets not yet placed in service		720	681
		$19,535	$18,988

The amounts of depreciation expense calculated on the Company’s property, plant and equipment for the years ended December 31, 2005 and 2004 were $1,412,000 and $1,142,000, respectively.

The Company’s policy is to depreciate the SR production equipment (with a net book value of at December 31, 2005 and 2004 of $6,184,000 and $5,563,000, respectively, which is included in machinery and equipment) over its remaining useful life using the units of production method and to evaluate the remaining life and recoverability of such equipment based on the projected units of production.  Depreciation expense computed using the units of production method for 2005 and 2004 was approximately $279,000 and $242,000, respectively.  There have been no material changes in the estimates of the units to produce upon which the units of production method of depreciation is based.

At December 31, 2005, we had $720,000 in assets not yet placed in service.  These assets consist primarily of equipment related to the construction of a US Alumina plant.  The Company originally planned to construct the Alumina plant in 2004.  However, due to the need to quickly add Alumina production capacity in 2003, the Company elected to add production capacity at the existing Alumina plant at TP&T and delay the US plant construction.  The Company has delayed the start of construction of the US Alumina plant as a result of the Engelhard Corporation notifying the Company that it is not going to enter into a long-term agreement in 2006.  The Company performs an impairment analysis on the equipment annually.  Based on the analysis, no impairment was indicated at December 31, 2005 and 2004.  The expected costs to complete the US Alumina production line are approximately $5,000,000 to $6,000,000 depending upon the final scope of the project.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

9.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments.  All United States manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company’s wholly owned subsidiaries, TMM, located in Malaysia and TP&T, located in the Netherlands.  A summary of the Company’s manufacturing operations by geographic area is presented below:

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the years ended:
December 31, 2005
Net Sales:
Customer sales	$22,896	$3,438	$6,335	$-	$32,669
Intercompany sales	10	5,326	3,664	(9,000)	-
Total Net Sales	$22,906	$8,764	$9,999	$(9,000)	$32,669

Option compensation expense	$360	$-	$-	$-	$360
Depreciation	$622	$386	$404	$-	$1,412
Interest income	$-	$-	$9	$-	$9
Interest expense	$237	$164	$10	$-	$411
Income tax expense	$5	$130	$336	$-	$471

Location profit (loss)	$(740)	$399	$575	$249	$483

Goodwill	$-	$1,729	$-	$-	$1,729
Capital expenditures	$687	$1,718	$180	$-	$2,585
Location long-lived assets	$5,512	$6,468	$7,555	$-	$19,535
Location assets	$11,907	$9,538	$12,590	$-	$34,035

December 31, 2004
Net Sales:
Customer sales	$20,200	$1,980	$8,296	$-	$30,476
Intercompany sales	-	4,322	4,521	(8,843)	-
Total Net Sales	$20,200	$6,302	$12,817	$(8,843)	$30,476

Option compensation expense	$458	$-	$-	$-	$458
Depreciation & amortization	$449	$352	$399	$-	$1,200
Interest income	$2	$2	$3	$-	$7
Interest expense	$117	$68	$50	$-	$235
Income tax expense	$32	$-	$151	$-	$183

Location profit (loss)	$(1,051)	$311	$1,830	$14	$1,104

Goodwill	$-	$1,981	$-	$-	$1,981
Capital expenditures	$2,983	$2,301	$173	$-	$5,457
Location long-lived assets	$5,447	$5,868	$7,673	$-	$18,988
Location assets	$12,313	$9,225	$12,096	$-	$33,634

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Product sales of inventory between Corpus Christi, TP&T and TMM and are based on inter-company pricing, which includes an inter-company profit margin.  In the geographic information, the location profit (loss) from all locations is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

For the twelve-month period ending December 31, 2005, the Company’s operation located in the United States received approximately 29% of its total sales revenue from a single customer, the Netherlands operation received approximately 24% of its total third party sales revenue from a single customer and the Malaysian operation received approximately 56% of its total third party sales revenue from a single customer.  Approximately 20% and 11% of the 2005 total consolidated sales were to the Engelhard Corporation and Tronox Incorporated (formerly a division of the Kerr-McGee Chemical Corporation), respectively.  For the year ended December 31, 2004, sales to Tronox and Engelhard Corporation were approximately 17% and 16%, respectively.

On December 28, 2005, the Company was notified by the Engelhard Corporation that it was not renewing its purchase order to supply 100% of its 2006 requirements.  Engelhard also notified the Company that it would purchase, in 2006, any related inventory in the “TOR System” as of the end of 2005.  As a result, the Company estimates that the sales to Engelhard will be less than $1,500,000 in 2006.

As a result of higher raw material and energy costs associated with the production of SR, the Company does not anticipate a material amount of SR sales to Tronox in 2006.

The substantial reduction in business from the Engelhard Corporation and Tronox could materially and adversely affect the Company’s 2006 net sales and results of operations since these two customers had accounted for 31%, on a combined basis, in 2005, unless the Company is able to replace approximately $8.8 million in sales.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of SR, HITOX and ALUPREM.

The Company's principal product, HITOX, accounted for approximately 43% of net consolidated sales in 2005 and approximately 40% in 2004.

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the US represented 63% and 75% for the years ended December 31, 2005 and 2004, respectively.  Sales in the Netherlands accounted for 12% of our total sales and 32% of our foreign sales in 2005.  The increase in sales in the Netherlands in 2005 was a direct result of TMM’s sale of SR to Tronox being shipped to the Netherlands in 2005 whereas the 2004 Tronox sales were shipped to the United States.  No other individual foreign country accounted for 10% or more of the foreign sales in either 2005 or 2004.

Approximately 37% of the Company's employees are represented by an in-house collective bargaining agreement which expired on December 31, 2005.  The Company is currently negotiating the renewal of the collective bargaining agreement and does not anticipate any problems associated with the renewal or negotiations.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

10.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Year Ended December 31,
	2005	2004
Numerator:
Net Income	$483	$1,104
Preferred Stock Dividends	(60)	(56)
Numerator for basic earnings per share - income available to common shareholders	423	1,048
Effect of dilutive securities:	-	-
Numerator for diluted earnings per share - income available to common shareholders after assumed conversions	$423	$1,048

Denominator:
Denominator for basic earnings per share - weighted-average shares	7,812	7,735
Effect of dilutive securities:
Employee stock options	317	299
Dilutive potential common shares	317	299
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	8,129	8,034

Basic earnings per common share:
Net Income	$0.05	$0.14

Diluted earnings per common share:
Net Income	$0.05	$0.13

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares issuable upon conversion of the 200,000 convertible preferred shares for the years ended December 31, 2005 and 2004.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

For the twelve-month periods ended December 31, 2005 and 2004, options excluded from the diluted earnings per share were 203,300 and 101,900 respectively.  The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

11.	Income Taxes
Components of Pretax Income (Loss)	Year Ended December 31,
(In thousands)	2005	2004
Domestic	$(734)	$(734)
Foreign	1,688	2,306
Pretax income (loss)	$954	$1,287

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

Components of Income Tax Expense	Year Ended December 31,
	2005			2004
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$-	$-	$-	$-	$-
State	5	-	5	32	-	32
Foreign	-	466	466	-	151	151
Total Income Tax	$5	$466	$471	$32	$151	$183

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory US federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Year Ended December 31,
(In thousands)	2005	2004
Expense computed at statutory rate	$324	$438
Change in valuation allowance - Domestic	144	268
Change in valuation allowance - Foreign	(16)	(16)
Effect of items deductible for book not tax, net
Option compensation	95	155
Unallowable interest	-	71
Other	11	12
Effect of foreign tax rate differential	(92)	(92)
State income taxes, net of Federal benefit	3	21
Other, net	2	2
	$471	$183

Significant Components of Deferred Taxes	December 31,
(In thousands)	2005	2004
Deferred Tax Assets:
Net operating loss carryforwards - Domestic	$4,440	$3,752
Net operating loss carryforwards - Foreign	1,860	2,416
PP&E - Domestic	-	40
Intercompany profit	88	173
Alternative minimum tax credit carryforwards	65	65
Domestic reserves	12	20
Other deferred assets	87	22
	6,552	6,488
Valuation allowance	(4,063)	(4,063)
Total deferred tax assets	$2,489	$2,585

Deferred Tax Liabilities:
PP&E - Domestic	531	-
PP&E - Foreign	1,672	1,705
Goodwill - Foreign	400	394
Unrealized foreign currency gains - Foreign	414	752
Other	-	13
Total deferred tax liabilities	3,017	2,864
Net deferred tax liability	$(528)	$(528)

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

At December 31, 2005, the Company had $528,000 of noncurrent net deferred tax liabilities that relate to its foreign operations.  Our US operations had net deferred tax assets of $4,063,000 that were fully reserved by the valuation allowance due to uncertainties as to the Company’s ability to utilize the net deferred tax asset.

At December 31, 2005 and 2004, we had federal net operating loss (“NOL”) carryforwards of approximately $13,058,000 and $11,035,000 respectively, and foreign NOL carryforwards at TMM of approximately $4,082,000 and $5,000,000, respectively, and at TP&T, approximately $2,275,000 and $2,945,000, respectively.  Approximately $9,809,000 of the US NOL carryforward will expire in 2009 and the balance of $3,249,000 is set to expire from 2012 to 2025.  The foreign NOL carryforwards do not have an expiration date.

The undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested.  Accordingly, no provision for US federal and state income taxes or foreign withholding taxes has been provided on approximately $5,713,000 of such cumulative undistributed earnings.  Determination of the potential amount of unrecognized deferred US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

The US Internal Revenue Service (“IRS”) has completed the examination of the Company’s 2002 tax year.  On March 9, 2006, the Company received notification that the IRS agreed with the tax return as filed.  As the Company’s US operations had net deferred tax assets at December 31, 2005, that were fully reserved by a valuation allowance, the decision of the IRS did not have an effect on our earnings.

12.	Stock Options

The Company's 1990 Incentive Plan for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At December 31, 2005, the 1990 Plan had 90,650 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Plan for TOR Minerals International (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  In the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At December 31, 2005, the Plan had 767,000 options outstanding.

In 1999, an additional 75,000 options were issued outside the 1990 Plan at an exercise price of $2.125.  Of the options issued outside the 1990 Plan, 50,000 options were outstanding at December 31, 2005.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

At December 31, 2005, compensation cost related to nonvested awards totaled approximately $700,000 which is expected to be recognized over the next 4.5 years.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Average Exercise Price	Range of Exercise Prices
Balances at 12/31/2003	942,350	849,650	$2.45	$0.92	-	$5.40
Additional options authorized	300,000	-
Granted	-	135,100	$4.23	$2.21	-	$5.41
Exercised	(124,200)	(124,200)	$1.87	$1.09	-	$3.25
Forfeited or expired	-	(600)	$2.21	$2.21	-	$2.21
Balances at 12/31/2004	1,118,150	859,950	$2.76	$0.92	-	$5.41
Granted	-	99,800	$6.00	$5.02	-	$6.11
Exercised	(43,200)	(43,200)	$1.66	$0.92	-	$4.12
Forfeited or expired	-	(8,900)	$4.61	$4.43	-	$5.75
Balances at 12/31/2005	1,074,950	907,650	$3.16	$0.92	-	$6.11

The number of options vested and exercisable at December 31, 2005 and 2004 was 591,790 and 476,450, respectively.  The weighted-average remaining contractual life of options outstanding at December 31, 2005 is 6.74 years.  Exercise prices on the outstanding options ranged from $0.92 to $6.11 per share as noted below.

Options Outstanding	Range of Exercise Prices

95,150	$ 0.92 - $ 1.99
502,700	$ 2.00 - $ 2.99
4,000	$ 3.00 - $ 3.99
105,500	$ 4.00 - $ 4.99
123,300	$ 5.00 - $ 5.99
77,000	$ 6.00 - $ 6.11
907,650

As required by Statement 148, the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004, respectively:  risk-free interest rates of 3.87% and 3.96%; a dividend yield of zero; volatility factors of the expected market price of the Company’s common stock of .813 and .850; and a weighted-average expected life of the option of 5 years in 2005 and in 2004.  The weighted-average fair value of options granted in 2005 and 2004 was $4.05 and $3.06, respectively.  Of the options issued in 2004, 20,000 options were issued with an exercise price that was less than the market price of the stock on the grant date.  These 20,000 options were issued with an exercise price of $2.21 and the market price on the date of grant was $4.76.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and expected lives.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In connection with all of the Company’s stock options, 1,074,950 shares of the Company’s common stock have been reserved.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

13.	Profit Sharing Plan

The Company has a profit sharing plan that covers the US employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2005 and 2004, there were no contributions to the plan.

The Company also offers a 401(k) on US employees savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2005 and 2004 were $88,000 and $75,000, respectively.

14.	Derivatives and Hedging Activities

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

On September 16, 2003, the Company entered into a new natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program.  The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas.  The contract was settled based on natural gas market prices from January 1, 2004 through April 30, 2004.  The Company paid fixed prices averaging $5.26 per MM Btu on notional quantities amounting to 80,000 MM Btu’s.  The fair value of the hedge decreased $73,000 from December 31, 2003 to April 30, 2004 due to the settlement of the hedge.  The recognition of this gain had no effect on the Company’s cash flow.

At December 31, 2005, there were no natural gas hedge contracts outstanding.

Foreign Currency Forward Contracts

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  The Company measure hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  At December 31, 2005, we marked the contracts to market, recording a net loss of approximately $107,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at December 31, 2005.  The recognition of this net loss had no effect on our cash flow.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

15.	Commitments and Contingencies

Land Lease

The Company operates a plant in Corpus Christi, Texas.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres owned by the Company.  The lease payment is subject to an adjustment every 5 years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  The Company and the Port executed an amended lease agreement on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

Equipment Lease

The Company entered into a master lease agreement (the “Master Lease”) Banc of America Leasing & Capital, LLC (“BALC”) dated August 9, 2004, effective August 13, 2004, for equipment related to the HITOX plant expansion.  The latest date for any funding under the Master Lease was December 31, 2004.  At the end of the lease term, we can either:  1) return the equipment; 2) extend the lease for a period to be agreed upon by the Company and BALC for an amount equal to the equipment’s fair market rental value as determined by BALC; or 3) purchase the equipment at the then fair market value of the equipment.

On September 29, 2004, the Company entered into the first lease agreement schedule (“Schedule #1”) under the Master Lease with BALC.  The amount of the lease, $694,205, has a term of 84 months with equal installments of $8,792 per month.  Schedule #1 contains an early buyout provision that grants the Company the option of purchasing the equipment after the payment of the 72nd installment for $172,302.

On December 21, 2004, the Company entered into the second lease agreement schedule (“Schedule #2”) under the Master Lease with BALC.  The amount of the lease, $246,808, has a term of 84 months with equal installments of $3,132 per month.  Schedule #2 contains an early buyout provision that grants the Company the option of purchasing the equipment after the payment of the 72nd installment for $64,392.

On July 8, 2005, the Company entered into the third lease agreement schedule (“Schedule #3”) under the Master Lease with BALC.  The amount of the lease, $251,981, has a term of 78 months with equal installments of $3,903 per month.  Schedule #3 contains an early buyout provision that grants the Company the option of purchasing the equipment after the payment of the 66th installment for $49,287.

Minimum future rental payments under these and other immaterial leases as of December 31, 2005 are as follows:

Years Ending December 31,
(In thousands)
2006	$269
2007	259
2008	254
2009	245
2010	245
Later Years	1,047
Total minimum lease payments	$2,319

Rent expense under these leases was $277,000 and $97,000 per year during 2005 and 2004, respectively.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

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

16.	Significant Customers

For the year ended December 31, 2005, sales to the Engelhard Corporation through a one year agreement and Tronox through a multi-year contract accounted for approximately 20% and 11%, respectively of our total revenues in 2005 and 16% and 17%, respectively, in 2004.

17.	Foreign Customer Sales

Revenues from sales to customers located outside the US for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,
(In thousands)	2005	2004

Canada, Mexico & South America	$2,688	$2,627
Pacific Rim	1,820	2,578
Europe, Africa & Middle East	7,524	2,484
Total Sales	$12,032	$7,689
18.	Sales by Product

Revenues from sales by product for the years ended December 31, 2005 and 2004 are as follows:

Product	2005		2004		Variance
HITOX	$13,996	43%	$12,053	40%	$1,943	16%
ALUPREM	10,599	32%	8,111	27%	2,488	31%
SR	3,722	11%	5,217	17%	(1,495)	-29%
BARTEX	2,804	9%	2,998	10%	(194)	-6%
HALTEX	861	3%	1,119	3%	(258)	-23%
OTHER	687	2%	978	3%	(291)	-30%
Total	$32,669	100%	$30,476	100%	$2,193	7%