Form 10-Q
period 2006-03-31
TOR MINERALS INTERNATIONAL INC
filed 2006-05-15
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006 OR
[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission file number 0-17321 TOR MINERALS INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	74-2081929 (I.R.S. Employer Identification No.)
722 Burleson Street, Corpus Christi, Texas 78402 (Address of principal executive offices) (361) 883-5591 (Issuer’s telephone number) ____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [__]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]	No [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]	No [ X ]
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value	Shares Outstanding as of April 24, 2006 7,837,153

Table of Contents                                                                                1

Table of Contents                                                                                2

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
NET SALES	$7,185	$7,147
Cost of sales	5,630	5,364
GROSS MARGIN	1,555	1,783
Technical services and research and development	85	108
General, administrative and selling expenses	1,091	1,020
OPERATING INCOME	379	655
OTHER INCOME (EXPENSE):
Interest income	4	5
Interest expense	(122)	(93)
Loss on foreign currency exchange rate	(11)	(5)
INCOME BEFORE INCOME TAX	250	562
Income tax expense	50	107
NET INCOME	$200	$455
Less: Preferred Stock Dividends	15	15
Income Available to Common Shareholders	$185	$440
Income per common share:
Basic	$0.02	$0.06
Diluted	$0.02	$0.05
Weighted average common shares outstanding:
Basic	7,829	7,795
Diluted	7,920	8,119

See accompanying notes.

Table of Contents                                                                                3

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005
NET INCOME	$200	$455
OTHER COMPREHENSIVE INCOME, net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain arising during the period	205	39
Net gain reclassified to income	(107)	(37)
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains (losses)	462	(251)
Other comprehensive income (loss), net of tax	560	(249)
COMPREHENSIVE INCOME	$760	$206

See accompanying notes.

Table of Contents                                                                                4

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,371	$1,280
Trade accounts receivable, net	3,852	3,859
Inventories	7,792	7,286
Other current assets	514	300
Total current assets	13,529	12,725
PROPERTY, PLANT AND EQUIPMENT, net	19,893	19,535
GOODWILL	1,768	1,729
OTHER ASSETS	45	46
	$35,235	$34,035
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,882	$1,879
Accrued expenses	1,687	1,747
Notes payable under lines of credit	636	262
Current maturities - Capital Leases	57	55
Current maturities of long-term debt – Financial Institutions	658	652
Current maturities of long-term debt – Related Parties	400	500
Total current liabilities	5,320	5,095
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital Leases	278	286
Long-term debt – Financial Institutions	3,001	2,949
Notes payable under lines of credit	2,300	2,225
DEFERRED TAX LIABILITY	587	528
Total liabilities	11,486	11,083
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 03/31/06 and 12/31/05	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,837 and 7,827 shares issued and outstanding at 03/31/06 and at 12/31/05, respectively	1,959	1,957
Additional paid-in capital	22,517	22,467
Accumulated deficit	(2,448)	(2,633)
Accumulated other comprehensive (loss) income:
Unrealized loss on derivatives	(9)	(107)
Cumulative translation adjustment	1,728	1,266
Total shareholders' equity	23,749	22,952
	$35,235	$34,035

See accompanying notes.

Table of Contents                                                                                5

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$200	$455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	331	333
Non-cash compensation - Stock Options	30	62
Deferred income taxes	45	99
Provision for bad debt	29	7
Changes in working capital:
Receivables	15	1,800
Inventories	(413)	(529)
Other current assets	(175)	(337)
Accounts payable and accrued expenses	(17)	306
Net cash provided by operating activities	45	2,196
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(342)	(1,917)
Proceeds from sales of property, plant and equipment	1	-
Other assets (restricted cash)	-	209
Net cash used in investing activities	(341)	(1,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit	443	(77)
Net payments on export credit refinancing facility	-	(560)
Payments on capital lease	(14)
Proceeds from long-term bank debt	172	633
Payments on long-term bank debt	(163)	(136)
Payments on related party long-term debt	(100)	-
Proceeds from the issuance of common stock through exercise of common stock options	21	25
Preferred stock dividends paid	(15)	(15)
Net cash provided by (used in) financing activities	344	(130)
Effect of exchange rate fluctuations on cash and cash equivalents	43	1
Net increase in cash and cash equivalents	91	359
Cash and cash equivalents at beginning of period	1,280	341
Cash and cash equivalents at end of period	$1,371	$700

Supplemental cash flow disclosures:
Interest paid	$122	$93
Taxes paid	8	8

See accompanying notes.

Table of Contents                                                                                6

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates
The interim financial statements of TOR Minerals International, Inc. (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations.  All adjustments are of a normal and recurring nature.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  All significant accounting policies conform to those previously set forth in the Company's fiscal 2005 Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (TMM) and TOR Processing & Trade BV (TP&T).  All significant inter-company transactions are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  TP&T functional currency is the Euro.  Results of operations for TMM and TP&T are translated from the designated functional currency to the US dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date.  Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income.  The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings.

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

Income Tax
Due to the utilization of operating loss carry-forwards, the Company recorded only state income tax expense during the first quarter 2006 of $8,000 and foreign income tax expense of $42,000.  During the first quarter 2005, the Company recorded state income tax expense of $8,000 and foreign income tax expense of $99,000.  Taxes are applied to the quarter based on an estimated annualized consolidated effective rate of 20%, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

Accounting for Share-Based Payment
On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, utilizing the modified prospective transition method.  Prior to the adoption of SFAS No. 123, the Company had accounted for stock options using the fair value method under FASB Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure.  Under SFAS No. 148, the Company recorded the effect of actual forfeitures on a go forward basis.  With the adoption of SFAS 123(R), the Company began recognizing the effect of forfeitures by estimating the number of outstanding instruments for which the requisite service is not expected to be rendered.  Because the Company has historically experienced only a limited number of forfeitures, the adoption of SFAS 123(R) did not materially impact the Company’s consolidated financial position or results of operations and, therefore, no cumulative effect adjustment was needed.

Accounting for Inventory Costs
On January 1, 2006, the Company adopted SFAS 151, “Inventory Costs – An amendment to ARB No. 43, Chapter 4”.  SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead.  Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities.  Because the Company has historically expensed the abnormal amounts of idle facility expense, freight, handling costs and spoilage, adoption of SFAS 151 did not materially impact the Company’s consolidated financial position or results of operations.

Table of Contents                                                                                7

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on our results of operations or changes in shareholders’ equity.

Note 2.	Related Party Transactions

On December 12, 2003, the Company entered into a loan and security agreement with the Company’s Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A., is secured by the Company’s assets.  Principal is due and payable on or before February 15, 2007.  Accrued interest is paid monthly.  In February 2006, the Company reduced the loan by $100,000 and the principal balance outstanding on March 31, 2006 was $400,000.

Note 3.	Long-Term Debt and Notes Payable

A summary of long-term debt and notes payable follows:

(In thousands)	March 31,	December 31,
	2006	2005
Other indebtedness, note payable to Paulson Ranch, a related party, with an effective interest rate of 11.75% at March 31, 2006, due February 2007.	$400	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at March 31, 2006, due May 1, 2007.	281	341
Term note payable to a US bank, with an interest rate of 7.75% at March 31, 2006, due November 30, 2010.	980	1,017
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at March 31, 2006, due June 1, 2009. (439 Euro)	532	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at March 31, 2006, due July 1, 2029. (454 Euro)	550	544
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at March 31, 2006, due January 31, 2030. (450 Euro)	545	538
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at March 31, 2006, due July 31, 2015. (471 Euro)	570	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at March 31, 2006, due August 14, 2009	201	29
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 7.75% at March 31, 2006, due October 1, 2007.	2,300	2,225
Total	6,359	6,326
Less current maturities	1,058	1,152
Total long-term debt and notes payable	$5,301	$5,174

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

Table of Contents                                                                                8

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

US Bank Credit Facility and Term Loans
The Company amended and restated its previous loan agreement, dated December 21, 2004, with Bank of America, N.A. (the “Bank”) on December 13, 2005.  Under the loan agreement (the “Agreement”), the Bank revised the maturity date on the Company’s Line of Credit (the “Line”) from October 1, 2006 to October 1, 2007.  The Line provides the Company with a $5,000,000 revolving line of credit subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The revolving loan is due on October 1, 2007.  The Bank has also agreed to issue standby letters of credit for the Company’s account up to the amount available under the Line.  At March 31, 2006, the outstanding balance on the Line was $2,300,000 and the Company had $1,628,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The Company’s prior term loan (“Loan”) with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the amendment to the Agreement.  The monthly principal payment on the Loan is $20,064.  At March 31, 2006, the Loan had an unpaid balance of $280,897.  Both the Line and the Loan are secured by the Company’s US property, plant and equipment, as well as inventory and accounts receivable.

In addition, the Company entered into a real estate term loan (the “Term Loan”) with the Bank on December 13, 2005, in the amount of $1,029,000 which is secured by the Company’s US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 7.75%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at March 31, 2006, was $980,000.

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

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At March 31, 2006, the Company’s Debt to Net Worth Ratio was 0.3 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At March 31, 2006, the Company’s Current Ratio was 2.5 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended March 31, 2006, the Company’s Fixed Charge Coverage Ratio was 2.3 to 1.0.
  Maintain a consolidated after tax profit for a rolling 12 month period.

As of and for the four quarters ended March 31, 2006, the Company was in compliance with all financial ratios contained in the Agreement and expects to be in compliance for a period of twelve-months beyond March 31, 2006.

Table of Contents                                                                                9

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Netherlands Bank Credit Facility, Mortgage and Term Loan
On April 2, 2004, the Company’s subsidiary, TP&T, entered into a new loan agreement (the “Loan Agreement”) with Rabobank.  The Loan Agreement provides a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  The Company has guaranteed this term loan.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($13,645 at March 31, 2006).  The loan balance at March 31, 2006 was Euro 439,000 ($532,000).

In addition, the Loan Agreement increased TP&T’s short-term credit facility from Euro 500,000 to Euro 650,000 ($787,000 at March 31, 2006).  The credit facility is secured by TP&T's inventory and accounts receivable.  The Company has guaranteed this credit facility.  At March 31, 2006, TP&T had utilized Euro 525,000 ($636,000) of its short-term credit facility with an interest rate of Bank prime plus 2% (7% at March 31, 2006).

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($1,957 at March 31, 2006).  The loan balance at March 31, 2006 was Euro 454,000 ($550,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($1,897 at March 31, 2006).  The mortgage is secured by the land and building purchased on January 3, 2005.  The loan balance at March 31, 2006 was Euro 450,000 ($545,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,047 at March 31, 2006).  The loan is secured by TP&T’s assets.  The loan balance at March 31, 2006 was Euro 471,000 ($570,000).

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

Table of Contents                                                                                10

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Malaysian Bank Credit Facility and Term Loan
On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less) for the purpose of upgrading TMM’s plant and machinery and increased the Bankers Acceptance from RM 500,000 ($136,000) to RM 3,780,000 ($1,027,000).

TMM’s USD Loan, which will be funded in draw downs equivalent to 74% of the purchase invoice total, must be fully funded by August 14, 2006.  Monthly interest payments began in December 2005 based on an annual rate of 5.2%.  Monthly principal payments in the amount of $27,789 will commence one month after the loan has been fully funded and will continue through August 14, 2009.  At March 31, 2006, TMM had drawn down $201,000 on the USD Loan.

TMM renewed its banking facility with HSBC on December 22, 2005, for the purpose of extending the maturity date of the current facility from October 31, 2005, to October 31, 2006.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($136,000), a bank guarantee of RM 300,000 ($81,000) and an ECR up to RM 8,000,000 ($2,173,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On December 22, 2005, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2005, to October 31, 2006.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($272,000) and an ECR up to RM 9,300,000 ($2,526,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($272,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,074,000 to $6,790,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  TMM was not utilizing their overdraft or their ECR facilities at March 31, 2006.

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

Management believes that it has adequate liquidity for fiscal year 2006 and expects to maintain compliance with all financial covenants throughout the next 12 months.

Table of Contents                                                                                11

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4.	Capital Lease

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at March 31, 2006 was Euro 27,500 ($33,300).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($6,348).  The net present value of the lease at March 31, 2006 was Euro 277,000 ($335,000).

The following table sets forth the minimum future lease payments under this lease as of March 31, 2006:

(In thousands)
Year Ending December 31,	Amount
2006	$57
2007	76
2008	76
2009	76
2010	76
Thereafter	32
Total minimum lease payments	393
Less: Amount representing executory costs	-
Net minimum lease payments	393
Less: Amount representing interest	(58)
Present value of net minimum lease payments	335
Less: Current maturities of capital lease obligations	(57)
Long-term capital lease obligations	$278

Note 5.	Series A Convertible Preferred Stock Dividend

On March 7, 2006, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended March 31, 2006, payable on April 1, 2006, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on March 7, 2006.

Table of Contents                                                                                12

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2006	2005
Numerator:
Net Income	$200	$455
Preferred Stock Dividends	(15)	(15)
Numerator for basic earnings per share - income available to common shareholders	185	440
Effect of dilutive securities:	-	-
Numerator for diluted earnings per share - income available to common shareholders after assumed conversions	$185	$440

Denominator:
Denominator for basic earnings per share - weighted-average shares	7,829	7,795
Effect of dilutive securities:
Employee stock options	91	324
Dilutive potential common shares	91	324
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,920	8,119

Basic earnings per common share	$0.02	$0.06

Diluted earnings per common share	$0.02	$0.05

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at March 31, 2006 and 2005, respectively.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Employee stock options excluded from diluted earnings per share were 318,600 and 400 at March 31, 2006 and 2005, respectively.  These options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Table of Contents                                                                                13

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 7.	Segment Information

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

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)		Inter-Company Eliminations	Consolidated

As of and for the three months ended:
March 31, 2006
Net Sales:
Customer sales	$5,454	$1,149	$582		$-	$7,185
Intercompany sales	-	777	2,086		(2,863)	-
Total Net Sales	$5,454	$1,926	$2,668		$(2,863)	$7,185

Location profit (loss)	$31	$72	$165		$(68)	$200

Location assets	$12,674	$9,878	$12,683		$-	$35,235

March 31, 2005
Net Sales:
Customer sales	$5,684	$737	$726	$		$7,147
Intercompany sales	-	1,394	145		(1,539)	-
Total Net Sales	$5,684	$2,131	$871		$(1,539)	$7,147

Location profit (loss)	$299	$2	$85		$69	$455

Location assets	$12,112	$10,096	$11,754		$-	$33,962

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

Table of Contents                                                                                14

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 8.	Stock Options and Equity Compensation Plan

The following table provides information as of March 31, 2006, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	856,650	$ 3.215	165,800
Equity compensation plans not approved by security holders	40,000	$ 2.125	--
Total	896,650	$ 3.166	165,800

The Company's 1990 Incentive Stock Option Plan (“ISO”) for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At March 31, 2006, the 1990 Plan had 88,150 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At March 31, 2006, the Plan had 768,500 options outstanding.

In 1999, an additional 75,000 options were issued outside the 1990 Plan at an exercise price of $2.125.  Of the options issued outside the 1990 Plan, 40,000 options were outstanding at March 31, 2006.

Both the 1990 Plan and the Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

Table of Contents                                                                                15

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Prior to January 1, 2006, the Company elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure.  Under SFAS 148, the fair value for options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  In addition, the Company recorded the effect of actual forfeitures on a go forward basis.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123.  As required, the Company adopted the provisions of SFAS 123(R) effective at the beginning of our fiscal year 2006, using the modified-prospective method.  Upon adoption of SFAS 123(R), we elected to continue using the Black-Scholes option-pricing model and began recognizing, as a reduction to current expense, the effect of forfeitures by estimating the number of outstanding instruments for which the requisite service is not expected to be rendered.  As the Company has historically accounted for stock-based employee compensation under SFAS 148, the adoption of SFAS 123(R) did not require a cumulative adjustment in the financial statements.

For the three month period ended March 31, 2006 and 2005, the Company recorded $30,000 and $62,000, respectively, in stock-based employee compensation expense.  For the quarter ended March 31, 2006, stock-based employee compensation was reduced by approximately $32,000 related to forfeitures.  This compensation expense is included in the general and administrative expenses in the accompanying consolidated income statements.

The weighted average fair value per option at the date of grant for options granted in the first quarter of 2006 and 2005 was $2.68 and $3.93, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.47%	3.73%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.79	0.84
Expected term (in years)	5.00	5.00

The risk free interest rate is based on the Treasury Constant Maturity Rate as quoted by the Federal Reserve at the time of the grant for a term equivalent to the expected term of the grant.  The estimated volatility is based on the historical volatility of our stock and other factors.  The expected term of options represents the period of time the options are expected to be outstanding from grant date.

Exercise prices on options outstanding at March 31, 2006, ranged from $0.92 to $6.11 per share.  The weighted-average remaining contractual life of those options is 6.6 years.  The number of options exercisable at March 31, 2006 and 2005 was 648,170 and 524,650, respectively.

As of March 31, 2006, there was $473,000 of total option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.5 years.

As options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Table of Contents                                                                                16

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Inventory
(In thousands)	March 31,	December 31,
	2006	2005
Raw materials	$4,137	$4,061
Work in progress	885	850
Finished goods	2,299	1,991
Supplies	556	479
Total Inventories	7,877	7,381
Inventory reserve	(85)	(95)
Net Inventories	$7,792	$7,286

10.	Commitments

Commitments

At March 31, 2006, the Corpus Christi operation had commitments to purchase manufacturing equipment related to the production of HITOX in the amount of $320,000.  The Company is negotiating an operating lease with BALC for this equipment.

11.	Derivatives and Hedging Activities

Foreign Currency Forward Contracts
The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  At March 31, 2006, we marked the contracts to market, recording a net loss of approximately $9,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at March 31, 2006.  The recognition of this net loss had no effect on our cash flow.

Table of Contents                                                                                17

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In December of 2004 we entered into an agreement with Engelhard Corporation to supply 100% of their 2005 requirements for a specific grade of ALUPREM.  We were notified in December 2005, that they would not renew the purchase agreement for 2006 but would purchase, in 2006, any related inventory in the production queue.  Sales for the quarter ended March 31st were approximately $1,785,000 and $1,245,000 for 2005 and 2006, respectively.  Sales to Engelhard for all of 2005 were approximately $6,640,000.  Anticipated sales for 2006, including the first quarter, are estimated to be approximately $1,625,000.

In March 2003, we entered into a five year sales agreement with Tronox (formerly the Kerr McGee Corporation).  Under the agreement, Tronox is to purchase a minimum amount of SR from us annually for the term of the agreement; however, the agreement does require us to sell a minimum quantity.  We negotiate the price annually.  If we can not agree on a product price after negotiation, Tronox is not required to purchase the minimum amount of SR.  Due to the tight supply of local ilmenite and the price increases associated with purchasing the ilmenite outside Malaysia, coupled with the increased price for energy, we do not anticipate a material amount of SR sales to Tronox in 2006.  There were no sales during the first quarter of 2005 and for the year 2005 were approximately $3,700,000.  No sales were made to Tronox in the first quarter of 2006.

When comparing to 2005, the substantial reduction in business from the Engelhard Corporation and Tronox will affect our 2006 net sales by approximately $8,715,000 ($540,000 in the first quarter) and our income before taxes by an estimated $1,600,000 ($240,000 in the first quarter).

Table of Contents                                                                                18

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical success factors to offset the loss in business are to: 1) replace the lost business associated with Engelhard and Tronox by increasing market share of existing products and to actively market our new products; 2) control costs; and 3) maximize efficiencies in our production processes.

Increasing market share: The introduction of our new HITOX SF (Super Fine) is having a positive impact on overall U.S. Hitox sales resulting in customers reconsidering standard Hitox.  We accepted four new accounts during the quarter and expect acceptance and buying to accelerate, keeping in mind the substantial lead time necessary for formulation and testing.  Our increased sales efforts have also resulted in increased volumes of Hitox in Asia and in Europe.  We also have our first U.S. acceptance for TOR COAT for use in automotive coating.  Unfortunately, we find that automotive approvals are a long, involved process that does not immediately result in large volume sales.  We take some comfort that once in the formulas and in use, we are likely to keep the business for quite some time.

Controlling costs:  We have taken steps at all of our facilities to control costs through cost reduction and cost avoidance measures.  Our goal is to reduce and avoid $1.0 million in expenses over the year.  This will be achieved through personnel reductions at TP&T and Corpus which have been completed as of the March 31st for approximately 50% of the goal.  The remaining 50% will be achieved through controlling and reducing nonessential operating and SG&A expenses.

Maximizing production efficiencies:  The major production efficiency that we are achieving is related to manufacturing Hitox with the new manufacturing process at the Corpus Christi location.  We saved $170,000 in natural gas consumption related to HITOX production during the quarter on the new process as compared to the old process.  The amount of the efficiency savings is dependent on the price we pay for gas which has fluctuated from a high of $11.27 per MMBTU to a low of $6.56 per MMBTU over the last twelve months and as more Hitox is produced on the new process, we will see the savings increase.

Further production efficiencies will be obtained through higher utilization of the TMM facility, currently at approximately 50% capacity, from anticipated increased sales of our HITOX product and the related SR production.  As the Engelhard business winds down, the TP&T facility will also be at approximately 50% capacity.  We anticipate that increased sales of existing products in Europe will contribute to the utilization of the TP&T plant.

Net Income for the first quarter of 2006 was $200,000, down $255,000 from the same period in 2005.  Net income was down primarily due to the loss of Engelhard business of approximately $140,000, unfavorable manufacturing absorption at TMM as production has been reduced due to not producing for Tronox of approximately $100,000, increased maintenance costs of approximately $125,000, as well as the effects of increased world-wide energy prices on production costs and freight of approximately $250,000 and $100,000, respectively.  Other various cost increases netted to approximately $180,000.  These items have been offset primarily by sales price increases throughout the majority of our product lines of approximately $500,000 and efficiencies incurred in utilizing the new Hitox manufacturing process in Corpus Christi of approximately $140,000.  See below for further discussion.

Table of Contents                                                                                19

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Net Sales:  Consolidated net sales for the three month period ended March 31, 2006 are higher due to the continued strength of the world-wide economy resulting in overall price increases throughout all of our major product lines of approximately $500,000 and increases in non-Engelhard related volume of approximately $150,000, primarily through growth of Aluprem business in Europe.  Offsetting these increases is the volume decrease in the Engelhard business of approximately $540,000 and unfavorable foreign exchange translation of approximately $100,000 primarily due to translating Euro based sales into U.S. Dollars (the effect of a stronger U.S. Dollar as compared to the same period last year).

Following is a summary of our consolidated products sales for the three month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
Product	2006		2005		Variance
HITOX	$3,611	50%	$3,363	47%	$248	7%
ALUPREM	2,368	33%	2,737	38%	(369)	-13%
BARTEX	764	11%	600	8%	164	27%
HALTEX	279	4%	182	3%	97	53%
SR	-	0%	10	0%	(10)	-100%
OTHER	163	2%	255	4%	(92)	-36%
Total	$7,185	100%	$7,147	100%	$38	1%

  HITOX – Increase primarily due to price increases and increased volume in the European and Asian markets.

  ALUPREM – Decrease due to a reduction in sales to Engelhard, offset by volume increases in Europe.
  BARTEX and HALTEX – Increases due to higher prices and strong sales volume.
  Other Products – Decreased primarily due to a one time sale of Zircon in the first quarter of 2005.

Corpus Christi Operation
Following is a summary of net sales for our Corpus Christi operation for the quarters ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
Product	2006		2005		Variance
HITOX	$2,750	50%	$2,739	48%	$11	0%
ALUPREM	1,501	28%	2,020	36%	(519)	-26%
BARTEX	764	14%	600	11%	164	27%
HALTEX	279	5%	182	3%	97	53%
OTHER	160	3%	143	2%	17	12%
Total	$5,454	100%	$5,684	100%	$(230)	-4%

  HITOX – Sales were flat primarily due to increases in price offsetting sales volume decreases.

  ALUPREM – Decrease primarily due to reduced volume to Engelhard on product manufactured at TP&T.
  BARTEX/HALTEX – Increases due to higher prices and strong sales volume.

Table of Contents                                                                                20

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operation
Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the three month period ended March 31, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended March 31,
Product	2006		2005		Variance
ALUPREM	$867	76%	$717	97%	150	21%
HITOX	282	24%	-	0%	$282	100%
OTHER	-	0%	20	3%	(20)	-100%
Total	$1,149	100%	$737	100%	$412	56%

  ALUPREM – Increase primarily related to an increase in volume.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.

  HITOX – TPT began selling HITOX to our European customers during the second quarter of 2005.  Previous to this time, European HITOX sales were made directly by TMM.

  TP&T also produces 99% of the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

Malaysian Operation
Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our Corpus Christi operation and TP&T.  The following table represents TMM’s sales (in thousands) for the quarters ended March 31, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended March 31,
Product	2006		2005		Variance
HITOX	$579	100%	$624	86%	$(45)	-7%
SR	-	0%	10	1%	(10)	-100%
OTHER	3	0%	92	13%	(89)	-97%
Total	$582	100%	$726	100%	$(144)	-20%

  HITOX – Decrease in volume related to the shift in HITOX sales to our European customers being serviced by TPT in the first quarter 2006 and by TMM during the same period 2005.

  Other Products – Decrease due primarily to a one time sale of Zircon in the first quarter of 2005.
  TMM also supplies SR to the Corpus Christi operation, which is used in the production of HITOX and supplies the Corpus Christi operation HITOX, which is sold to the US customers on the West Coast and in Canada.  In the second quarter of 2005, TMM began supplying HITOX to TP&T for distribution to their European customers.  These sales are excluded from the above table.

Table of Contents                                                                                21

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Gross Margin:  For the three month period ended March 31, 2006, gross margin decreased $228,000 over the same period 2005 and as a percentage of sales the margin decreased 3 percentage points from 25% in 2005 to 22% in 2006.  Significant factors contributing to the gross margin decrease are:

  Production overhead costs were up approximately $270,000.

At Corpus Christi, overhead costs were up approximately $170,000 primarily due to higher levels of maintenance costs (approximately $125,000) on older equipment used in the HITOX production process.  These high maintenance costs are anticipated to reduce significantly when we receive new production equipment at the end of the second quarter.

Overhead charges at TMM were approximately $100,000 higher than in 2005 primarily due to producing less SR (no production for Tronox) resulting in the plant shutting down for two months during the quarter as compared to one month in 2005.  We anticipate the effect of not producing for Tronox will negatively impact our margin by $300,000 over fiscal 2006.

  The continued increase in energy costs necessary to produce our products increased by a net amount of approximately $100,000.

At TMM, prices primarily for fuel oil used in the production of SR (the raw material for HITOX) have risen approximately 20% over the first quarter 2005 negatively impacting our margin by approximately $160,000.

At Corpus Christi, natural gas prices were up 30% resulting in an increase of approximately $80,000 over the same period last year, but were offset by approximately $140,000 of operating efficiencies obtained from utilizing the new HITOX production process which resulted in lower natural gas consumption.  Approximately 85% of the HITOX produced in the first quarter was produced on the new production process.

A 10% increase in the price of energy used to produce our products (primarily natural gas and fuel oil) will negatively impact our margin by approximately $110,000 assuming the same sales level as in the first quarter.

  Sales volume decreases, primarily due to the decrease in sales to Engelhard, reduced the margin by approximately $130,000.
  Freight pricing increased approximately $100,000 primarily due to increases at Corpus Christi for shipping our ALUPREM products from Europe to our customers in North America.
  Raw material prices increased approximately $110,000 primarily due to increases in Ilmenite used in SR production of approximately $50,000 and the price of ATH used in the production of HALTEX of approximately $55,000.

Offsetting the gross margin decreases are price increases throughout all of our product lines of approximately $500,000.

General, Administrative and Selling Expenses:  Total general, administrative and selling expenses ("SG&A") increased approximately $71,000 during the three-month period ended March 31, 2006 compared to the same period 2005.  The increase is primarily related to accounting fees.

Table of Contents                                                                                22

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Interest Expense:  Net interest expense for the quarter increased approximately $29,000 for the quarter ended March 31, 2006 compared to the same three-month period of 2005.  The increase is primarily related to an increase in long-term debt.

Income Taxes:  We recorded $50,000 in income taxes for the first quarter 2006, a $57,000 decrease over the same three month period 2005.  Income taxes consisted of approximately $8,000 in State income taxes in the US and $42,000 of foreign deferred tax expense.  Taxes are based on an estimated annualized consolidated effective rate of 20%, which assumes continued ability to offset U.S. federal income taxes through utilization of net operating loss carryforwards.

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents increased $91,000 from December 31, 2005 to March 31, 2006.

	Three Months Ended March 31,
(In thousands)	2006	2005
Net cash provided by (used in)
Operating activities	$45	$2,196
Investing activities	(341)	(1,708)
Financing activities	344	(130)
Effect of exchange rate fluctuations	43	1
Net change in cash and cash equivalents	$91	$359

Operating Activities
Operating activities provided cash of approximately $45,000 during the first three months of 2006.  Following are the major changes in working capital affecting cash provided by operating activities for the three month period ended March 31, 2006:

  Accounts Receivable:  Accounts receivable decreased approximately $15,000.
  Inventories: Inventories increased approximately $413,000.  Inventories at the Corpus Christi operation increased $362,000 primarily as a result of an increase in their raw materials (primarily SR).  TP&T’s inventories increased $189,000 primarily as a result of an increase their finished goods and raw materials inventory.  TMM’s inventories decreased $138,000 primarily relating to a decrease in their SR inventory.
  Other Current Assets:  Other current assets increased approximately $175,000 primarily due to the prepayment of shipping and handling costs at TMM related to a shipment of SR scheduled for April, 2006.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased approximately $17,000.

Investing Activities
We used cash of approximately $341,000 in investing activities during the first three months of 2006 primarily for the purchase of fixed assets at the Corpus Christi operation and TMM.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $187,000 primarily related production equipment.
  Netherlands Operation:  We invested approximately $10,000 at TP&T for new equipment.
  Malaysian Operation:  We invested approximately $144,000 at TMM for new equipment related to the production of SR.

Table of Contents                                                                                23

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Financing Activities
We received approximately $344,000 from financing activities during the first three months of 2006.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit increased $75,000 and TP&T’s increased approximately $368,000 primarily for the purpose of financing working capital.
  Capital Lease:  TPT’s capital lease decreased approximately $14,000.
  Long-term Debt – Financial Institutions:  TMM’s net long-term debt increased approximately $172,000 primarily related to upgrading their SR plant.  Long-term debt at the Corpus Christi operation decreased approximately $95,000 and TPT’s decreased approximately $68,000.
  Related Party Debt:  We paid $100,000 down on our related party debt to Paulson Ranch.
  Issuance of Common Stock Options:  The Company received proceeds of $21,000 as a result of Directors exercising their common stock options.
  Preferred Stock Dividends:  The Company paid dividends of $15,000 on its Series A convertible preferred stock, or $0.075 per share.

Liquidity

The terms of our borrowings contain restrictions and covenants, including subjective acceleration clauses and demand clauses on our foreign debt and covenants on our US debt based on our performance.  Our failure to comply with such restrictions and covenants, or the exercise of subjective acceleration or demand clauses, could adversely affect our financial position.  We believe that we have adequate liquidity for fiscal year 2006 and expect to maintain compliance with all financial covenants throughout the next 12 months.  Following is a summary of our long-term debt and notes payable:

(In thousands)	March 31,	December 31,
	2006	2005
Other indebtedness, note payable to Paulson Ranch, a related party, with an effective interest rate of 11.75% at March 31, 2006, due February 2007.	$400	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at March 31, 2006, due May 1, 2007.	281	341
Term note payable to a US bank, with an interest rate of 7.75% at March 31, 2006, due November 30, 2010.	980	1,017
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at March 31, 2006, due June 1, 2009. (439 Euro)	532	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at March 31, 2006, due July 1, 2029. (454 Euro)	550	544
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at March 31, 2006, due January 31, 2030. (450 Euro)	545	538
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at March 31, 2006, due July 31, 2015. (471 Euro)	570	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at March 31, 2006, due August 14, 2009	201	29
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 7.75% at March 31, 2006, due October 1, 2007.	2,300	2,225
Total	6,359	6,326
Less current maturities	1,058	1,152
Total long-term debt and notes payable	$5,301	$5,174

Table of Contents                                                                                24

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Domestic Operations
We amended and restated our previous loan agreement, dated December 21, 2004, with Bank of America, N.A. (the “Bank”) on December 13, 2005.  Under the loan agreement (the “Agreement”), the Bank revised the maturity date on our Line of Credit (the “Line”) from October 1, 2006 to October 1, 2007.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The revolving loan is due on October 1, 2007.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At March 31, 2006, the outstanding balance on the Line was $2,300,000 and we had $1,628,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  Our prior term loan (“Loan”) with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the amendment to the Agreement.  The monthly principal payment on the Loan is $20,064.  At March 31, 2006, the Loan had an unpaid balance of $280,897.  Both the Line and the Loan are secured by our US property, plant and equipment, as well as inventory and accounts receivable.

In addition, we entered into a real estate term loan (the “Term Loan”) with the Bank on December 13, 2005, in the amount of $1,029,000 which is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 7.75%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at March 31, 2006, was $980,000.

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

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At March 31, 2006, the Company’s Debt to Net Worth Ratio was 0.3 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At March 31, 2006, the Company’s Current Ratio was 2.5 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended March 31, 2006, the Company’s Fixed Charge Coverage Ratio was 2.3 to 1.0.
  Maintain a consolidated after tax profit for a rolling 12 month period.

As of and for the four quarters ended March 31, 2006, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond March 31, 2006.

Related Parties
On December 12, 2003, we entered into a loan and security agreement with our Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to us in the amount $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A., is secured by our assets.  Principal is due and payable on or before February 15, 2007.  Accrued interest is paid monthly.  In February, the Company reduced the loan $100,000 and the principal balance outstanding on March 31, 2006 was $400,000.  The loan proceeds were used for working capital.

Table of Contents                                                                                25

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operations
On April 2, 2004, our subsidiary, TP&T, entered into a new loan agreement (the “Loan Agreement”) with Rabobank.  The Loan Agreement provides a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  We have guaranteed this term loan.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($13,645 at March 31, 2006).  The loan balance at March 31, 2006 was Euro 439,000 ($532,000).

In addition, the Loan Agreement increased TP&T’s short-term credit facility from Euro 500,000 to Euro 650,000 ($787,000 at March 31, 2006).  The credit facility is secured by TP&T's inventory and accounts receivable.  We have guaranteed this credit facility.  At March 31, 2006, TP&T had utilized Euro 525,000 ($636,000) of its short-term credit facility with an interest rate of Bank prime plus 2% (7% at March 31, 2006).

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($1,957 at March 31, 2006).  The loan balance at March 31, 2006 was Euro 454,000 ($550,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($1,897 at March 31, 2006).  The mortgage is secured by the land and building purchased on January 3, 2005.  The loan balance at March 31, 2006 was Euro 450,000 ($545,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,047 at March 31, 2006).  The loan is secured by TP&T’s assets.  The loan balance at March 31, 2006 was Euro 471,000 ($570,000).

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

Table of Contents                                                                                26

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Malaysian Operations
On September 14, 2005, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less) for the purpose of upgrading TMM’s plant and machinery and increased the Bankers Acceptance from RM 500,000 ($136,000) to RM 3,780,000 ($1,027,000).

TMM’s USD Loan, which will be funded in draw downs equivalent to 74% of the purchase invoice total, must be fully funded by August 14, 2006.  Monthly interest payments began in December 2005 based on an annual rate of 5.2%.  Monthly principal payments in the amount of $27,789 will commence one month after the loan has been fully funded and will continue through August 14, 2009.  At March 31, 2006, TMM had drawn down $201,000 on the USD Loan.

TMM renewed its banking facility with HSBC on December 22, 2005, for the purpose of extending the maturity date of the current facility from October 31, 2005, to October 31, 2006.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($136,000), a bank guarantee of RM 300,000 ($81,000) and an ECR up to RM 8,000,000 ($2,173,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On December 22, 2005, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2005, to October 31, 2006.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($272,000) and an ECR up to RM 9,300,000 ($2,526,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($272,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,074,000 to $6,790,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  TMM was not utilizing their overdraft or their ECR facilities at March 31, 2006.

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

Table of Contents                                                                                27

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Off-Balance Sheet Arrangements and Contractual Obligations
In addition to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2005 Annual Report and 10-KSB, the Corpus Christi operation had commitments to purchase manufacturing equipment related to the production of HITOX in the amount of $320,000 at March 31, 2006.  The Company is negotiating an operating lease with BALC for this equipment.

Effect of New Accounting Standard
In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (SFAS 123R).  SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  Among other items, SFAS 123(R) eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of awards of equity instruments granted in exchange for employee services received, based on the grant date fair value of those awards, in the financial statements.  Prior to the adoption of SFAS 123(R), we recognized the cost of our awards of equity instruments granted in exchange for employee services received, based on the grant date fair value of those awards in accordance with SFAS No. 123 in our financial statements.  We adopted the provisions of SFAS 123(R) effective January 1, 2006, using the modified prospective method.  As we have historically accounted for stock-based employee compensation under SFAS 148, the adoption of SFAS 123(R) did not require a cumulative adjustment in the financial statements.

Exercise prices on options outstanding at March 31, 2006, ranged from $0.92 to $6.11 per share.  The weighted-average remaining contractual life of those options is 6.6 years.  The number of options exercisable at March 31, 2006 and 2005 was 648,170 and 524,650, respectively.

As of March 31, 2006, there was $473,000 of total option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.5 years.

See Note 8 to the condensed consolidated financial statements for additional information.

Forward Looking Information
Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in market price for TiO2 pigments, changes in foreign currency exchange rates, increases in the price of energy and raw materials, such as ilmenite, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filings with the Securities and Exchange Commission.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Table of Contents                                                                                28

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 4.	Controls and Procedures

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

Table of Contents                                                                                29

Part II  -  Other Information

Item 1.	Legal Proceedings

The Company is involved in routine litigation incidental to its business.  Management believes that the outcome of such litigation will not have a material adverse affect on its financial position, results of operations and cash flows.

Item 1A.	Risk Factors

No material changes have been made in the disclosure of risk factors for those set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three month period ended March 31, 2006.

Item 5.	Other Information

None.

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________ (Registrant)

Date:	May 15, 2006	RICHARD L. BOWERS Richard L. Bowers President and CEO

Date:	May 15, 2006	LAWRENCE W. HAAS Lawrence W. Haas Treasurer and CFO

Table of Contents                                                                                30