Form 10-Q
period 2006-06-30
TOR MINERALS INTERNATIONAL INC
filed 2006-08-14
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006 OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated Filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [X}
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]	No [ X ]
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value	Shares Outstanding as of July 24, 2006 7,837,153

Table of Contents                                                                                1

Table of Contents                                                                                2

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET SALES	$6,541	$8,938	$13,726	$16,085
Cost of sales	5,002	6,999	10,632	12,363
GROSS MARGIN	1,539	1,939	3,094	3,722
Technical services and research and development	53	100	138	208
General, administrative and selling expenses	1,113	1,299	2,204	2,319
Gain on disposal of assets	-	(12)	-	(12)
OPERATING INCOME	373	552	752	1,207
OTHER INCOME (EXPENSE):
Interest income	7	3	11	8
Interest expense	(135)	(91)	(257)	(184)
Loss on foreign currency exchange rate	(20)	(43)	(31)	(49)
Other, net	-	-	-	1
INCOME BEFORE INCOME TAX	225	421	475	983
Income tax expense	88	90	138	197
NET INCOME	$137	$331	$337	$786
Less: Preferred Stock Dividends	15	15	30	30
Income Available to Common Shareholders	$122	$316	$307	$756

Income per common share:
Basic	$0.02	$0.04	$0.04	$0.10
Diluted	$0.02	$0.04	$0.04	$0.09
Weighted average common shares outstanding:
Basic	7,837	7,808	7,833	7,802
Diluted	7,876	8,134	7,898	8,127
See accompanying notes.

Table of Contents                                                                                3

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET INCOME	$137	$331	$337	$786
OTHER COMPREHENSIVE INCOME, net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain (loss) arising during the period	126	(367)	331	(592)
Net gain (loss) reclassified to income	(205)	225	(312)	188
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains (losses)	226	(358)	786	(609)
Other comprehensive income (loss), net of tax	147	(500)	805	(1,013)
COMPREHENSIVE INCOME	$284	$(169)	$1,142	$(227)
See accompanying notes.

Table of Contents                                                                                4

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,284	$1,280
Trade accounts receivable, net	3,447	3,859
Inventories	8,789	7,286
Other current assets	774	300
Total current assets	14,294	12,725
PROPERTY, PLANT AND EQUIPMENT, net	19,933	19,535
GOODWILL	1,868	1,729
OTHER ASSETS	58	46
	$36,153	$34,035
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,941	$1,879
Accrued expenses	1,780	1,747
Notes payable under lines of credit	651	262
Current maturities - Capital Leases	61	55
Current maturities of long-term debt – Financial Institutions	733	652
Current maturities of long-term debt – Related Parties	400	500
Total current liabilities	5,566	5,095
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital Leases	278	286
Long-term debt – Financial Institutions	2,920	2,949
Notes payable under lines of credit	2,525	2,225
DEFERRED TAX LIABILITY	677	528
Total liabilities	11,966	11,083
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 06/30/06 and 12/31/05	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,837 and 7,827 shares issued and outstanding at 06/30/06 and at 12/31/05, respectively	1,959	1,957
Additional paid-in capital	22,607	22,467
Accumulated deficit	(2,326)	(2,633)
Accumulated other comprehensive (loss) income:
Unrealized loss on derivatives	(88)	(107)
Cumulative translation adjustment	2,033	1,266
Total shareholders' equity	24,187	22,952
	$36,153	$34,035
See accompanying notes.

Table of Contents                                                                                5

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$337	$786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	713	665
Non-cash compensation - Stock Options	120	205
Gain on sale/disposal of property, plant and equipment	-	(12)
Deferred income taxes	133	96
Provision for bad debt	41	1
Changes in working capital:
Receivables	495	1,228
Inventories	(1,379)	(579)
Other current assets	(454)	(347)
Accounts payable and accrued expenses	(26)	(323)
Net cash provided by (used in) operating activities	(20)	1,720
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(375)	(2,066)
Proceeds from sales of property, plant and equipment	1	12
Other assets (restricted cash)	-	195
Net cash used in investing activities	(374)	(1,859)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit	668	248
Net payments on export credit refinancing facility	-	(560)
Proceeds from capital lease	-	381
Payments on capital lease	(29)	-
Proceeds from long-term bank debt	211	569
Payments on long-term bank debt	(350)	(222)
Payments on related party long-term debt	(100)	-
Proceeds from the issuance of common stock through exercise of common stock options	21	57
Preferred stock dividends paid	(30)	(15)
Net cash provided by financing activities	391	458
Effect of exchange rate fluctuations on cash and cash equivalents	7	72
Net increase in cash and cash equivalents	4	391
Cash and cash equivalents at beginning of period	1,280	341
Cash and cash equivalents at end of period	$1,284	$732

Supplemental cash flow disclosures:
Interest paid	$257	$183
Taxes paid	$10	$16
See accompanying notes.

Table of Contents                                                                                6

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

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

Income Tax
Due to the utilization of operating loss carry-forwards, the Company recorded only state income tax expense during the second quarter 2006 of $2,000 and foreign income tax expense of $86,000 compared to $8,000 and $82,000 for the same three month period 2005, respectively.  For the six month period ended June 30, 2006, the Company recorded state income tax expense of $10,000 and foreign income tax expense of $128,000 compared to $16,000 and $181,000 for the same period of 2005, respectively.  Taxes are applied based on an estimated annualized consolidated effective rate of 29%, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

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

New Accounting Pronouncements
On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process.  The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year.  Management is currently evaluating the effect of the adoption of FIN 48 on our consolidated financial position and results of operations.

 Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on our results of operations or changes in shareholders’ equity.

Note 2.	Related Party Transactions

On December 12, 2003, the Company entered into a loan and security agreement with the Company’s Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A., is secured by the Company’s assets.  Principal is due and payable on or before February 15, 2007.  Accrued interest is paid monthly.  In February 2006, the Company reduced the loan by $100,000 and the principal balance outstanding on June 30, 2006 was $400,000.

Table of Contents                                                                               8

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 3.	Long-Term Debt and Notes Payable

A summary of long-term debt and notes payable follows:

(In thousands)	June 30,	December 31,
	2006	2005
Other indebtedness, note payable to Paulson Ranch, a related party, with an effective interest rate of 12.25% at June 30, 2006, due February 2007.	$400	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at June 30, 2006, due May 1, 2007.	221	341
Term note payable to a US bank, with an interest rate of 8.25% at June 30, 2006, due November 30, 2010.	943	1,017
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at June 30, 2006, due June 1, 2009. (406 Euro)	519	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at June 30, 2006, due July 1, 2029. (449 Euro)	575	544
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at June 30, 2006, due January 31, 2030. (445 Euro)	569	538
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at June 30, 2006, due July 31, 2015. (458 Euro)	586	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at June 30, 2006, due August 14, 2009	240	29
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 8.25% at June 30, 2006, due October 1, 2007.	2,525	2,225
Total	6,578	6,326
Less current maturities	1,133	1,152
Total long-term debt and notes payable	$5,445	$5,174

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

Table of Contents                                                                                9

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

US Bank Credit Facility and Term Loans
The Company amended and restated its previous loan agreement, dated December 21, 2004, with Bank of America, N.A. (the “Bank”) on December 13, 2005.  Under the loan agreement (the “Agreement”), the Bank revised the maturity date on the Company’s Line of Credit (the “Line”) from October 1, 2006 to October 1, 2007.  The Line provides the Company with a $5,000,000 revolving line of credit subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The revolving loan is due on October 1, 2007.  The Bank has also agreed to issue standby letters of credit for the Company’s account up to the amount available under the Line.  At June 30, 2006, the outstanding balance on the Line was $2,525,000 and the Company had $794,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The Company’s prior term loan (“Loan”) with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the amendment to the Agreement.  The monthly principal payment on the Loan is $20,064.  At June 30, 2006, the Loan had an unpaid balance of $221,000.  Both the Line and the Loan are secured by the Company’s US property, plant and equipment, as well as inventory and accounts receivable.

In addition, the Company entered into a real estate term loan (the “Term Loan”) with the Bank on December 13, 2005, in the amount of $1,029,000 which is secured by the Company’s US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at June 30, 2006, was $943,000.

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

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At June 30, 2006, the Company’s Debt to Net Worth Ratio was 0.3 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At June 30, 2006, the Company’s Current Ratio was 2.6 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended June 30, 2006, the Company’s Fixed Charge Coverage Ratio was 1.9 to 1.0.
  Maintain a consolidated after tax profit for a rolling 12 month period.

As of and for the four quarters ended June 30, 2006, the Company was in compliance with all financial ratios contained in the Agreement and expects to be in compliance for a period of twelve-months beyond June 30, 2006.

Table of Contents                                                                                10

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Netherlands Bank Credit Facility, Mortgage and Term Loan
The Company’s subsidiary, TP&T, has a loan agreement (the “Loan Agreement”), dated April 2, 2004, with Rabobank.  The Loan Agreement provides a short-term credit facility of Euro 650,000 ($832,000).  The credit facility is secured by TP&T's inventory and accounts receivable.  At June 30, 2006, TP&T had utilized Euro 509,000 ($651,000) of its short-term credit facility with an interest rate of Bank prime plus 2% (7% at June 30, 2006).

In addition, the Loan Agreement includes a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($14,412).  The loan balance at June 30, 2006 was Euro 406,000 ($519,000).  Under the terms of the Loan Agreement, the Company has guaranteed both the short-term credit facility and the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,067 at June 30, 2006).  The loan balance at June 30, 2006 was Euro 449,000 ($575,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,003 at June 30, 2006).  The mortgage is secured by the land and building purchased on January 3, 2005.  The loan balance at June 30, 2006 was Euro 445,000 ($569,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,330 at June 30, 2006).  The loan is secured by TP&T’s assets.  The loan balance at June 30, 2006 was Euro 458,000 ($586,000).

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

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Malaysian Bank Credit Facility and Term Loan
On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from RM 500,000 ($136,000) to RM 3,780,000 ($1,030,000) and added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on August 14, 2006 the loan amount will be adjusted to what has been funded.

At June 30, 2006, TMM had drawn down $240,000 on the USD Loan.  TMM does not anticipate any additional draw downs on the loan prior to August 14, 2006.  However, they are currently negotiating with HSBC to extend the funding date on this loan past the August 14, 2006 deadline.  Monthly interest payments began in December 2005 based on an annual interest rate of 5.2%.  Based on the current level of funding, monthly principal payments, in the amount of $6,722 are scheduled to begin on September 14, 2006 and will continue through August 14, 2009.

TMM renewed its banking facility with HSBC on December 22, 2005, for the purpose of extending the maturity date of the current facility from October 31, 2005, to October 31, 2006.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($136,000), a bank guarantee of RM 300,000 ($82,000) and an ECR up to RM 8,000,000 ($2,179,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On December 22, 2005, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2005, to October 31, 2006.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($272,000) and an ECR up to RM 9,300,000 ($2,533,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($272,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,086,000 to $6,810,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  TMM was not utilizing their overdraft or their ECR facilities at June 30, 2006.

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

At June 30, 2006, TP&T had utilized approximately $650,000 of their total short-term credit facility of $832,000.  The Company believes that during the period that TP&T is bringing on new business, TP&T will have cash needs above their current credit limit which will be funded by the Company’s Corpus Christi operation.  TP&T is currently in negotiations with Rabobank for a temporary increase in their line of credit to help fund a portion of these needs, however, the Company anticipates additional funding, of approximately $500,000, by the Corpus Christi operation over the next 12 months.

Management believes that it has adequate liquidity for the next 12 months and expects to maintain compliance with all financial covenants throughout the next 12 months.

Note 4.	Capital Lease

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at June 30, 2006 was Euro 36,500 ($46,700).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($6,348).  The net present value of the lease at June 30, 2006 was Euro 265,000 ($339,000).

The following table sets forth the minimum future lease payments under this lease as of June 30, 2006:

(In thousands)
Year Ending December 31,	Amount
2006	$40
2007	81
2008	81
2009	81
2010	81
Thereafter	31
Total minimum lease payments	395
Less: Amount representing executory costs	-
Net minimum lease payments	395
Less: Amount representing interest	(56)
Present value of net minimum lease payments	339
Less: Current maturities of capital lease obligations	(61)
Long-term capital lease obligations	$278
Note 5.	Series A Convertible Preferred Stock Dividend

On June 7, 2006, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended June 30, 2006, payable on July 1, 2006, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on June 7, 2006.

Table of Contents                                                                               13

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net Income	$137	$331	$337	$786
Preferred Stock Dividends	(15)	(15)	(30)	(30)
Numerator for basic earnings per share - income available to common shareholders	122	316	307	756
Effect of dilutive securities:	-	-	-	-
Numerator for diluted earnings per share - income available to common shareholders after assumed conversions	$122	$316	$307	$756

Denominator:
Denominator for basic earnings per share - weighted-average shares	7,837	7,808	7,833	7,802
Effect of dilutive securities:
Employee stock options	39	326	65	325
Dilutive potential common shares	39	326	65	325
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,876	8,134	7,898	8,127

Basic earnings per common share	$0.02	$0.04	$0.04	$0.10

Diluted earnings per common share	$0.02	$0.04	$0.04	$0.09

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at June 30, 2006 and 2005, respectively.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Employee stock options excluded from diluted earnings per share for the three month periods ended June 30, 2006 and 2005 were 256,300 and 98,000, respectively.  For the six month periods ended June 30, 2006 and 2005, options excluded from diluted earnings per share were 256,300 and 105,000, respectively.  These options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)		Inter-Company Eliminations	Consolidated

As of and for the three months ended:
June 30, 2006
Net Sales:
Customer sales	$4,627	$1,097	$817		$-	$6,541
Intercompany sales	-	255	1,314		(1,569)	-
Total Net Sales	$4,627	$1,352	$2,131		$(1,569)	$6,541

Location profit (loss)	$180	$(297)	$208		$46	$137

June 30, 2005
Net Sales:
Customer sales	$5,932	$887	$2,119		$-	$8,938
Intercompany sales	9	1,067	225		(1,301)	-
Total Net Sales	$5,941	$1,954	$2,344		$(1,301)	$8,938

Location profit (loss)	$51	$(199)	$148		$331	$331
As of and for the six months ended:
June 30, 2006
Net Sales:
Customer sales	$10,081	$2,246	$1,399		$-	$13,726
Intercompany sales	-	1,032	3,400		(4,432)	-
Total Net Sales	$10,081	$3,278	$4,799		$(4,432)	$13,726

Location profit (loss)	$212	$(208)	$365		$(32)	$337

Location assets	$11,745	$10,014	$14,394	$		$36,153

June 30, 2005
Net Sales:
Customer sales	$11,616	$1,624	$2,845		$-	$16,085
Intercompany sales	9	2,461	370		(2,840)	-
Total Net Sales	$11,625	$4,085	$3,215		$(2,840)	$16,085

Location profit (loss)	$350	$(197)	$233		$400	$786

Location assets	$12,051	$9,704	$12,138		$-	$33,893

Table of Contents                                                                               15

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

The following table provides information as of June 30, 2006, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	811,950	$ 3.215	210,500
Equity compensation plans not approved by security holders	40,000	$ 2.125	--
Total	851,950	$ 3.166	210,500

The Company's 1990 Incentive Stock Option Plan (“ISO”) for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At June 30, 2006, the 1990 Plan had 88,150 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At June 30, 2006, the Plan had 723,800 options outstanding.

In 1999, an additional 75,000 options were issued outside the 1990 Plan at an exercise price of $2.125.  Of the options issued outside the 1990 Plan, 40,000 options were outstanding at June 30, 2006.

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

For the three month period ended June 30, 2006 and 2005, the Company recorded $90,000 and $143,000, respectively, in stock-based employee compensation expense and $120,000 and $205,000 for the six month period ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006, stock-based employee compensation was reduced by approximately $32,000 related to forfeitures.  This compensation expense is included in the general and administrative expenses in the accompanying consolidated income statements.

The Company granted 20,200 and 97,400 options during the six-month periods ended June 30, 2006 and 2005, respectively.  The weighted average fair value per option at the date of grant for options granted in the six-month periods ended June 30, 2006 and 2005 was $1.62 and $4.05, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.95%	3.87%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.74	0.81
Expected term (in years)	6.60	5.00

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

The number of options exercisable at June 30, 2006 and 2005 was 677,870 and 580,845, respectively.  The weighted-average remaining contractual life of those options is 6.2 years.  Exercise prices on options outstanding at June 30, 2006, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding	Range of Exercise Prices

95,150	$ 0.92 - $ 1.99
512,900	$ 2.00 - $ 2.99
600	$ 3.00 - $ 3.99
95,500	$ 4.00 - $ 4.99
120,800	$ 5.00 - $ 5.99
27,000	$ 6.00 - $ 6.11
851,950

Table of Contents                                                                                17

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2006, there was $350,000 of total option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years.

As options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Note 9.	Inventory
(In thousands)	June 30,	December 31,
	2006	2005
Raw materials	$5,177	$4,061
Work in progress	989	850
Finished goods	2,121	1,991
Supplies	537	479
Total Inventories	8,824	7,381
Inventory reserve	(35)	(95)
Net Inventories	$8,789	$7,286

10.	Commitments

The Company entered into a lease agreement schedule (the “Schedule”) dated June 17, 2006, effective July 27, 2006, with Banc of America Leasing and Capital, LLC (“BALC”) for equipment related to the production of HITOX.  The lease, in the amount of $91,480, has a term of 60 months with equal installments of $1,649.43.  At the end of the lease term, the Company can either:  1) return the equipment; 2) extend the lease for a period to be agreed upon by us and BALC for an amount equal to the equipment’s fair market rental value as determined by BALC; or 3) purchase the equipment at the then fair market value of the equipment.  The Schedule contains an early buyout provision that grants the Company the option of purchasing the equipment after payment of the 48th installment for $31,295.31 plus any applicable taxes.  The Schedule is part of a master lease agreement entered into with BALC dated August 9, 2004, effective August 13, 2004.

In addition, the Corpus Christi operation had commitments to purchase manufacturing equipment related to the production of HITOX of approximately $175,000 at June 30, 2006.  The Company is negotiating an operating lease with BALC for this equipment.

Table of Contents                                                                              18

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

11.	Derivatives and Hedging Activities

Foreign Currency Forward Contracts

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  At June 30, 2006, we marked the contracts to market, recording a net loss of approximately $88,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at June 30, 2006.  The recognition of this net loss had no effect on our cash flow.

12.	Subsequent Events

On July 1, 2006, the Company’s subsidiary, TMM, changed its depreciation method on $6,359,000 of plant assets from the “Units of Production” to the “Straight Line” method with a remaining depreciable life of 15 years.  The reason for the change is that we believe the units of production method no longer accurately reflects the useful or economic life of the plant assets based on the current units of production; and due to the variability of amounts produced annually, management cannot accurately estimate the remaining units of production.  The straight line method of depreciation over 15 years more accurately reflects the utilization of the assets and reflects the useful and economic life of the assets.

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in depreciation method will be accounted for prospectively.  The effect on income from continuing operations will be a reduction of approximately $175,000 to $200,000 (642,000RM to 734,000RM) annually.

The effect on net income will be a reduction of approximately $126,000 to $144,000 (462,000RM to 528,000RM) annually.

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

In December of 2004 we entered into an agreement with Engelhard Corporation to supply 100% of their 2005 requirements for a specific grade of ALUPREM.  We were notified in December 2005, that they would not renew the purchase agreement for 2006 but would purchase, in 2006, any related inventory in the production queue.  Sales for the quarter ended June 30th were approximately $400,000 and $1,725,000 for 2006 and 2005, respectively and for the six months ended June 30th were approximately $1,640,000 and $3,510,000 for 2006 and 2005, respectively.  Sales to Engelhard for all of 2005 were approximately $6,640,000.  We do not anticipate any further sales to Engelhard Corporation in 2006.

In March 2003, we entered into a five year sales agreement with Tronox (formerly the Kerr McGee Corporation).  Under the agreement, Tronox is to purchase a minimum amount of SR from us annually for the term of the agreement; however, the agreement does require us to sell a minimum quantity.  We negotiate the price annually.  If we can not agree on a product price after negotiation, Tronox is not required to purchase the minimum amount of SR.  Due to the tight supply of local ilmenite and the price increases associated with purchasing the ilmenite outside Malaysia, coupled with the increased price for energy, we do not anticipate a material amount of SR sales to Tronox in 2006.  Sales during the second quarter and for the six months ended June 30th of 2005 were approximately $1,500,000 and for the fiscal year 2005 were approximately $3,700,000.  No sales were made to Tronox during the six months ended June 30th 2006.

When comparing to 2005, the substantial reduction in business from the Engelhard Corporation and Tronox will affect our 2006 net sales by approximately $8,700,000 ($2,825,000 in the second quarter and $3,370,000 for the six months ended June 30th 2006) and our income before taxes by an estimated $1,700,000 ($500,000 in the second quarter and $700,000 for the six months ended June 30th 2006).

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

  Increasing market share: The market development of our new HITOX SF has been slower than expected but our efforts have successfully generated new business for other HITOX products.  Global sales year to date versus last year have increased by approximately 15%, with the strongest growth in Asia & Europe.  ALUPREM sales in Europe, where we have a leading position in Solid Surface, have grown by 18% the over prior year.  In addition, we continue to work on the development of new products with emphasis on automotive applications.  These typically take considerable time to develop, but will benefit our longer term business.  We anticipate that it will take approximately two years to return to our 2005 sales levels.
  Controlling costs:  We have taken steps at all of our facilities to control costs through cost reduction and cost avoidance measures.  Our goal is to reduce and avoid $1.0 million in expenses over the year.  This will be achieved through personnel reductions at TP&T and Corpus which were completed as of the March 31st, resulting in  approximately 50% reduction in expenses.  The remaining 50% reduction will be achieved through controlling and reducing nonessential operating and SG&A expenses.
  Maximizing production efficiencies:  The major production efficiency that we are achieving is related to manufacturing Hitox with the new manufacturing process at the Corpus Christi location.  We saved approximately $100,000 during the quarter and approximately $300,000 for the first six months of 2006 in natural gas consumption related to HITOX production on the new process as compared to the old process.  The amount of the efficiency savings is dependent on the price we pay for gas which has fluctuated from a high of $11.27 per MMBTU to a low of $6.09 per MMBTU over the last twelve months.  As more Hitox is produced on the new process, we will see the savings increase.  At TP&T we are currently at approximately 40% of capacity due to the loss of the Engelhard business.  We anticipate that a continued increase in sales of existing products in Europe will contribute to the utilization of the TP&T plant.

Net Income for the second quarter of 2006 was $137,000, down $194,000 from the same period in 2005.  Net income was down primarily due to the margin loss from the Engelhard and Tronox business of approximately $500,000, the effects of increased world-wide energy prices on production costs of approximately $300,000, unfavorable manufacturing absorption and cost increases (primarily maintenance costs) of approximately $100,000 and increased interest expense of approximately $30,000 due to higher borrowing levels and interest rates.  These items have been offset primarily by sales price increases throughout the majority of our product lines of approximately $400,000, efficiencies incurred in utilizing the new Hitox manufacturing process in Corpus Christi of approximately $100,000 and lower Technical Services and Research and Development and General, Administrative and Selling Expenses of approximately $230,000 due to reduced personnel, stock options and travel and entertainment.

Net Income for the six months ended June 30, 2006, was $337,000, down $449,000 from the same period in 2005.   Net income was down primarily due to the margin loss from the Engelhard and Tronox business of approximately $700,000, the effects of increased world-wide energy prices on production costs of approximately $550,000, unfavorable manufacturing absorption and cost increases (primarily maintenance costs) of approximately $400,000, unfavorable foreign exchange effect of approximately $100,000 from translating financials into US Dollars and increased interest expense of approximately $75,000 due to higher borrowing levels and interest rates.  These items have been offset primarily by sales price increases throughout the majority of our product lines of approximately $900,000, efficiencies incurred in utilizing the new Hitox manufacturing process in Corpus Christi of approximately $300,000 and lower Technical Services and Research and Development and General, Administrative and Selling Expenses of approximately $185,000 due to reduced personnel, stock options and travel and entertainment.

The TMM SR plant operated all three months during the quarter, however as we are only producing SR for internal needs we anticipate that TMM will be producing SR for only two of the next six months resulting in approximately $400,000 of unabsorbed costs.  On an annual basis the TMM SR plant operated 9 months in 2005 as compared to an anticipated 6 months for 2006.  Based on our current level of Hitox sales we anticipate the plant utilization in 2007 to be the same as in 2006.

See below for further discussion.

Table of Contents                                                                                21

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended June 30, 2006 decreased approximately $2,397,000 primarily due to the lower volume related to the loss of the Engelhard and Tronox business representing approximately $2,825,000.  Offsetting this decease are overall increases in price of approximately $400,000 throughout all of our major product lines.

Following is a summary of our consolidated products sales for the three month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,
Product	2006		2005		Variance
HITOX	$4,018	61%	$3,498	39%	$520	15%
ALUPREM	1,468	23%	2,778	31%	(1,310)	-47%
BARTEX	729	11%	712	8%	17	2%
HALTEX	212	3%	239	3%	(27)	-11%
SR	9	0%	1,491	17%	(1,482)	-99%
OTHER	105	2%	220	2%	(115)	-52%
Total	$6,541	100%	$8,938	100%	$(2,397)	-27%
  HITOX – Increase primarily due to price increases, primarily in the US market, and increased volume in the European and Asian markets.
  ALUPREM – Decrease due to a reduction in sales to Engelhard of approximately $1,325,000, offset by volume increases in the European market.
  SR – Decrease due to the reduction in sales to Tronox.
  Other Products – Decreased primarily due to the sale of Zircon in the second quarter of 2005.

Consolidated net sales for the six-month period ended June 30, 2006 are lower due primarily to the decrease in volume related to the loss of the Engelhard and Tronox business representing approximately $3,370,000 and foreign currency effects of approximately $100,000.  Offsetting this decrease are increases throughout all of our major product lines of approximately $900,000 due primarily to price increases and $200,000 from volume increases primarily due to the continued strength of the world-wide economy.

Following is a summary of our consolidated products sales for the six-month periods ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
Product	2006		2005		Variance
HITOX	$7,629	55%	$6,861	43%	$768	11%
ALUPREM	3,836	28%	5,515	34%	(1,679)	-30%
BARTEX	1,493	11%	1,312	8%	181	14%
HALTEX	491	4%	421	3%	70	17%
SR	9	0%	1,501	9%	(1,492)	-99%
OTHER	268	2%	475	3%	(207)	-44%
Total	$13,726	100%	$16,085	100%	$(2,359)	-15%
  HITOX – Increase primarily due to price increases, primarily in the US market and increased volume in the European and Asian markets.
  ALUPREM – Decrease due primarily to the reduction in sales to Engelhard of approximately $1,870,000, offset by volume increases in the European market.
  BARTEX and HALTEX – Increases due to higher prices and stronger sales volume.
  SR – Decrease due to the reduction in sales to Tronox.
  Other Products – Decreased primarily due to the sale of Zircon in 2005.

Table of Contents                                                                                22

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Corpus Christi Operation
Following is a summary of net sales for our Corpus Christi operation for the quarters ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,
Product	2006		2005		Variance
HITOX	$2,918	63%	$2,796	47%	$122	4%
ALUPREM	666	14%	2,098	35%	(1,432)	-68%
BARTEX	729	16%	712	12%	17	2%
HALTEX	212	5%	239	4%	(27)	-11%
OTHER	102	2%	87	2%	15	17%
Total	$4,627	100%	$5,932	100%	$(1,305)	-22%
  HITOX – Increase primarily due to price increases offsetting sales volume decreases.
  ALUPREM – Decrease due primarily to a reduction in sales to Engelhard of approximately $1,325,000, as well as a decrease in other Aluprem sales in the US market.

Following is a summary of net sales for our Corpus Christi operation for the six-months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
Product	2006		2005		Variance
HITOX	$5,668	56%	$5,535	48%	$133	2%
ALUPREM	2,167	22%	4,118	35%	(1,951)	-47%
BARTEX	1,493	15%	1,312	11%	181	14%
HALTEX	491	5%	421	4%	70	17%
OTHER	262	2%	230	2%	32	14%
Total	$10,081	100%	$11,616	100%	$(1,535)	-13%
  HITOX – Increase primarily due to price increases offsetting sales volume decreases.
  ALUPREM – Decrease due to a reduction in sales to Engelhard $1,870,000, as well as other Aluprem sales in the US market, offset by price increases.
  BARTEX/HALTEX – Increases due to higher prices and strong sales volume.

Table of Contents                                                                                23

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operation
Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  Our increased sales efforts in Europe have resulted in an increase in our customer base, as well as our sales volume.  The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the three month period ended June 30, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended June 30,
Product	2006		2005		Variance
ALUPREM	$802	73%	$680	77%	122	18%
HITOX	292	27%	207	23%	$85	41%
OTHER	3	0%	-	0%	3
Total	$1,097	100%	$887	100%	$210	24%

  ALUPREM – Increase primarily related to an increase in volume.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.

  HITOX – Increase in volume primarily related to an increase in TP&T’s customer base.

  TP&T also produces 99% of the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the six-month period ended June 30, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

	Six Months Ended June 30,
Product	2006		2005		Variance
ALUPREM	1,669	74%	$1,397	86%	272	19%
HITOX	$574	26%	207	13%	$367	177%
OTHER	3	0%	20	1%	(17)	-85%
Total	$2,246	100%	$1,624	100%	$622	38%
  ALUPREM – Increase primarily related to an increase in volume.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.  Offsetting this increase are the effects of the foreign currency exchange rate.
  HITOX – TPT began selling HITOX to our European customers during the second quarter of 2005.  Previous to this time, European HITOX sales were made directly by TMM.  The increase in volume of is primarily related to an increase TP&T’s customer base.
  TP&T also produces 99% of the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

Table of Contents                                                                                24

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Malaysian Operation
Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TP&T.  The following table represents TMM’s sales (in thousands) for the quarters ended June 30, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended June 30,
Product	2006		2005		Variance
HITOX	$808	99%	$495	23%	$313	63%
SR	9	1%	1,491	71%	(1,482)	-99%
OTHER	-	0%	133	6%	(133)	-100%
Total	$817	100%	$2,119	100%	$(1,302)	-61%

  HITOX – Increase is primarily due to volume which is primarily the result of our increased sales effort in Asia.

  SR – Decrease due to the reduction in sales to Tronox.
  Other Products – Decrease due primarily to the sale of Zircon in the second quarter of 2005.
  TMM also supplies SR to the Corpus Christi operation, which is used in the production of HITOX and supplies the Corpus Christi operation HITOX, which is sold to the US customers on the West Coast and in Canada and to TP&T for distribution in Europe.  These sales are excluded from the above table.

The following table represents TMM’s sales (in thousands) for the six-months ended June 30, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

	Six Months Ended June 30,
Product	2006		2005		Variance
HITOX	$1,387	99%	$1,119	39%	$268	24%
SR	9	1%	1,501	53%	(1,492)	-99%
OTHER	3	0%	225	8%	(222)	-99%
Total	$1,399	100%	$2,845	100%	$(1,446)	-51%
  HITOX – Increase is primarily due to volume which is primarily the result of our increased sales effort in Asia.
  SR – Decrease due to the reduction in sales to Tronox.
  Other Products – Decrease due primarily to the sale of Zircon in 2005.
  TMM also supplies SR to the Corpus Christi operation, which is used in the production of HITOX and supplies the Corpus Christi operation HITOX, which is sold to the US customers on the West Coast and in Canada.  In the second quarter of 2005, TMM began supplying HITOX to TP&T for distribution in Europe.  These sales are excluded from the above table.

Table of Contents                                                                               25

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Gross Margin:  For the three month period ended June 30, 2006, gross margin decreased $400,000 over the same period in 2005.  However, as a percentage of sales, the margin increased 2 percentage points from 22% in 2005 to 24% in 2006.  Significant factors contributing to the gross margin change are:

  The reduction of the Engelhard and Tronox business reduced the margin by approximately $500,000, however in percentage terms the margin improved approximately 2% due to the mix issue of the Tronox business being at lower margin.
  The continued increase in energy costs necessary to produce our products increased by a net amount of approximately $200,000, a 3 percentage point reduction to the margin.

At TMM, prices primarily for fuel oil used in the production of SR (the raw material for HITOX) have risen approximately 50% over the second quarter 2005 negatively impacting our margin by approximately $300,000.

At Corpus Christi, natural gas prices were equivalent to the same period last year and efficiency gains were approximately $100,000 from utilizing the new HITOX production process.

For every 10% change in the overall price of energy used to produce our products (primarily natural gas and fuel oil) our consolidated margin will be effected by approximately 2%.

  Production overhead costs were up approximately $100,000, a 2 percentage point reduction to the margin.

Overhead costs at Corpus Christi were up approximately $100,000 primarily due to higher levels of maintenance costs used in the HITOX production process.  These high maintenance costs are anticipated to reduce significantly when we install new production equipment during the third quarter.

Overhead costs at TP&T were up approximately $100,000 due to absorption issues from the plant being at approximately 40% of capacity ($200,000) from the loss of the Engelhard business offset by cost savings from headcount and maintenance of approximately $100,000.

TMM produced all three months during the quarter as compared to only two months in 2005 resulting in $100,000 savings from shut down costs.  As TMM is producing SR for internal purposes only, it is anticipated that the SR portion of the plant will be shut down for four out of the last six months of the year resulting in approximately $400,000 of unabsorbed plant costs.

Offsetting the gross margin decreases are price increases throughout all of our product lines of approximately $400,000 (a 5 percentage point increase to the margin).

Table of Contents                                                                                26

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

For the six month period ended June 30, 2006, gross margin decreased $628,000 over the same period in 2005; a 1 percentage point decrease in the margin. Significant factors contributing to the gross margin decrease are:

  The reduction of the Engelhard and Tronox business reduced the margin by approximately $700,000, however in percentage terms the margin improved approximately 1% due to the mix issue of the Tronox business being at lower margin.
  The continued increase in energy costs necessary to produce our products increased by a net amount of approximately $250,000, a 2 percentage point reduction to the margin.

At TMM, prices primarily for fuel oil used in the production of SR (the raw material for HITOX) have risen approximately 50% over 2005 negatively impacting our margin by approximately $500,000.

At Corpus Christi, savings in natural gas was approximately $250,000.  Natural gas prices on a year to date basis were up approximately $50,000 (15%) offset by $300,000 of efficiency gains from utilizing the new HITOX production process.

  Production overhead costs were up approximately $400,000, a 3 percentage point reduction to the margin.

Overhead costs at Corpus Christi were up approximately $300,000 primarily due to higher levels of maintenance costs used in the HITOX production process of approximately $200,000 and absorption as compared to 2005 of $100,000 as year to date production was not at 2005 levels.

Overhead costs at TP&T were up approximately $200,000 due to absorption issues from the plant being at approximately 40% of capacity ($300,000) from the loss of the Engelhard business offset by cost savings from headcount and maintenance of approximately $100,000.

TMM had cost savings of approximately $100,000 due to lower maintenance expenses.

  Raw material prices increased approximately $100,000 (one percentage point) primarily due to increases in ATH used in the production of HALTEX.
  The foreign exchange effect of translating the financials into US Dollars reduced the gross margin by approximately $100,000 (one percentage point).

Offsetting the gross margin decreases are price increases throughout all of our product lines of approximately $900,000 (a 5 percentage point increase to the margin).

Table of Contents                                                                                27

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Technical Services and General, Administrative and Selling Expenses:  Total expenses decreased $233,000 during the three-month period ended June 30, 2006 as compared to the same period in 2005 primarily due to lower headcount and option expense of approximately $130,000, lower accounting and legal fees of approximately $40,000 and approximately $60,000 of various other reductions.  Accounting and legal fees will start to increase due to the expenses related to implementing SOX 404.

Total expenses decreased $185,000 for the six-month period ended June 30, 2006 as compared to the same period in 2005 primarily due to lower headcount and option expense.

Interest Expense:  Net interest expense for the quarter increased approximately $45,000 and for year to date $73,000 as compared to the same periods in 2005.  The increases are primarily related to an increase in long-term debt and interest rates on our lines of credit.

Income Taxes:  We recorded $88,000 and $90,000 in income taxes for the second quarters 2006 and 2005, respectively.  Income taxes consisted of approximately $2,000 in state income taxes in the US and $86,000 of foreign deferred tax expense for the three month period ended June 30, 2006, and $8,000 and $82,000 for the same three month period 2005, respectively.  For the six-month period ended June 30, 2006, we recorded state income taxes of $10,000 and foreign income tax expense of $128,000 compared to $16,000 and $181,000 for the same period of 2005, respectively.  Taxes are based on an estimated annualized consolidated effective rate of 29%, which assumes continued ability to offset U.S. federal income taxes through utilization of net operating loss carryforwards.

Table of Contents                                                                               28

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents
As noted on the following table, cash and cash equivalents increased $4,000 from December 31, 2005 to June 30, 2006.

	Six Months Ended June 30,
(In thousands)	2006	2005
Net cash provided by (used in)
Operating activities	$(20)	$1,720
Investing activities	(374)	(1,859)
Financing activities	391	458
Effect of exchange rate fluctuations	7	72
Net change in cash and cash equivalents	$4	$391

Operating Activities
We used approximately $20,000 during the first six-months of 2006 in operating activities.  Following are the major changes in working capital affecting cash used in operating activities for the six-month period ended June 30, 2006:

  Accounts Receivable:  Accounts receivable decreased approximately $495,000.  Accounts receivable at the Corpus Christi operation reduced approximately $494,000 as a result of the decrease in business with Engelhard.

  Inventories: Inventories increased approximately $1,379,000.  Inventories at TMM increased approximately $1,369,000 relating to an increase in SR inventory that will be shipped to the Corpus Christi operation in the third quarter.  TP&T’s inventory increased approximately $7,000 and inventory at the Corpus Christi operation increased approximately $3,000.

  Other Current Assets:  Other current assets increased approximately $454,000 primarily due to an increase at the Corpus Christi operation relating to 1) a deposit of approximately $342,000 on the purchase of raw materials for Bartex; 2) a deposit on equipment of approximately $64,000; and 3) an increase in prepaid insurance of approximately $40,000.

  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased approximately $27,000.  Accounts payable and accrued expenses at the Corpus Christi operation decreased approximately $361,000 primarily due to timing and at TP&T approximately $431,000 primarily due to timing and lower costs related to the loss of the Engelhard business.  TMM’s accounts payable and accrued expenses increased approximately $765,000 primarily related to the purchase of raw materials and fuel utilized in the build up of their SR inventory.

Table of Contents                                                                               29

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Investing Activities
We used cash of approximately $374,000 in investing activities during the first six-months of 2006 primarily for the purchase of fixed assets at the Corpus Christi operation and TMM.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $171,000 primarily related production equipment.

  Netherlands Operation:  We invested approximately $11,000 at TP&T for new equipment.

  Malaysian Operation:  We invested approximately $192,000 at TMM for new equipment related to the production of SR.

Financing Activities
We received approximately $391,000 from financing activities during the six-month period ended June 30, 2006.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit increased $300,000 primarily related to the financing of investing activities and working capital and TP&T’s increased approximately $368,000 primarily for the purpose of financing working capital.

  Capital Lease:  TPT’s capital lease decreased approximately $29,000.

  Long-term Debt – Financial Institutions:  TMM’s net long-term debt increased approximately $210,000 primarily related to upgrading their SR plant.  Long-term debt at the Corpus Christi operation decreased approximately $206,000 and TPT’s decreased approximately $143,000.

  Related Party Debt:  We paid $100,000 down on our related party debt to Paulson Ranch.

  Issuance of Common Stock Options:  The Company received proceeds of $21,000 as a result of Directors exercising their common stock options.

  Preferred Stock Dividends:  The Company paid dividends of $30,000 on its Series A convertible preferred stock.

Table of Contents                                                                                30

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity
The Netherlands operation has utilized approximately $650,000 of their total short-term credit facility of $832,000.  We believe that during the period that the Netherlands is bringing on new business, they will have cash needs above their current credit limits which will be funded by our Corpus Christi operation.  We are in negotiations with their Netherlands bank for a temporary increase in their line of credit to help fund a portion of these needs, however, we anticipate additional funding of approximately $500,000 by the Corpus Christi operation over the next 12 months.

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

(In thousands)	June 30,	December 31,
	2006	2005
Other indebtedness, note payable to Paulson Ranch, a related party, with an effective interest rate of 12.25% at June 30, 2006, due February 2007.	$400	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at June 30, 2006, due May 1, 2007.	221	341
Term note payable to a US bank, with an interest rate of 8.25% at June 30, 2006, due November 30, 2010.	943	1,017
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at June 30, 2006, due June 1, 2009. (406 Euro)	519	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at June 30, 2006, due July 1, 2029. (449 Euro)	575	544
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at June 30, 2006, due January 31, 2030. (445 Euro)	569	538
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at June 30, 2006, due July 31, 2015. (458 Euro)	586	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at June 30, 2006, due August 14, 2009	240	29
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 8.25% at June 30, 2006, due October 1, 2007.	2,525	2,225
Total	6,578	6,326
Less current maturities	1,133	1,152
Total long-term debt and notes payable	$5,445	$5,174

Table of Contents                                                                               31

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Domestic Operations
We amended and restated our previous loan agreement, dated December 21, 2004, with Bank of America, N.A. (the “Bank”) on December 13, 2005.  Under the loan agreement (the “Agreement”), the Bank revised the maturity date on our Line of Credit (the “Line”) from October 1, 2006 to October 1, 2007.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The revolving loan is due on October 1, 2007.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At June 30, 2006, the outstanding balance on the Line was $2,525,000 and we had $794,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  Our prior term loan (“Loan”) with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the amendment to the Agreement.  The monthly principal payment on the Loan is $20,064.  At June 30, 2006, the Loan had an unpaid balance of $221,000.  Both the Line and the Loan are secured by our US property, plant and equipment, as well as inventory and accounts receivable.

In addition, we entered into a real estate term loan (the “Term Loan”) with the Bank on December 13, 2005, in the amount of $1,029,000 which is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 7.75%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at June 30, 2006, was $943,000.

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

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At June 30, 2006, the Company’s Debt to Net Worth Ratio was 0.3 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At June 30, 2006, the Company’s Current Ratio was 2.6 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended June 30, 2006, the Company’s Fixed Charge Coverage Ratio was 1.9 to 1.0.
  Maintain a consolidated after tax profit for a rolling 12 month period.

As of and for the four quarters ended June 30, 2006, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond June 30, 2006.

Related Parties
On December 12, 2003, we entered into a loan and security agreement with our Chairman of the Board, Bernard Paulson through the Paulson Ranch, Ltd., under which Paulson Ranch made a loan to us in the amount $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A., is secured by our assets.  Principal is due and payable on or before February 15, 2007.  Accrued interest is paid monthly.  In February, the Company reduced the loan $100,000 and the principal balance outstanding on June 30, 2006 was $400,000.  The loan proceeds were used for working capital.

Table of Contents                                                                                32

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operations
Our subsidiary, TP&T, has a loan agreement (the “Loan Agreement”), dated April 2, 2004, with Rabobank.  The Loan Agreement provides a short-term credit facility of Euro 650,000 ($832,000).  The credit facility is secured by TP&T's inventory and accounts receivable.  At June 30, 2006, TP&T had utilized Euro 509,000 ($651,000) of its short-term credit facility with an interest rate of Bank prime plus 2% (7% at June 30, 2006).

In addition, the Loan Agreement includes a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($14,412).  The loan balance at June 30, 2006 was Euro 406,000 ($519,000).  Under the terms of the Loan Agreement, we have guaranteed both the short-term credit facility and the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,067 at June 30, 2006).   The loan balance at June 30, 2006 was Euro 449,000 ($575,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,003 at June 30, 2006).  The mortgage is secured by the land and building purchased on January 3, 2005.  The loan balance at June 30, 2006 was Euro 445,000 ($569,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,330 at June 30, 2006).  The loan is secured by TP&T’s assets.  The loan balance at June 30, 2006 was Euro 458,000 ($586,000).

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

Table of Contents                                                                               33

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Malaysian Operations
On September 14, 2005, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from RM 500,000 ($136,000) to RM 3,780,000 ($1,030,000) and added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on August 14, 2006 the loan amount will be adjusted to what has been funded.

At June 30, 2006, TMM had drawn down $240,000 on the USD Loan.  TMM does not anticipate any additional draw downs on the loan prior to August 14, 2006.  However, they are currently negotiating with HSBC to extend the funding date on this loan past the August 14, 2006 deadline.  Monthly interest payments began in December 2005 based on an annual interest rate of 5.2%.  Based on the current level of funding, monthly principal payments, in the amount of $6,722 are scheduled to begin on September 14, 2006 and will continue through August 14, 2009.

TMM renewed its banking facility with HSBC on December 22, 2005, for the purpose of extending the maturity date of the current facility from October 31, 2005, to October 31, 2006.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($136,000), a bank guarantee of RM 300,000 ($82,000) and an ECR up to RM 8,000,000 ($2,179,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On December 22, 2005, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2005, to October 31, 2006.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($272,000) and an ECR up to RM 9,300,000 ($2,533,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($272,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,086,000 to $6,810,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  TMM was not utilizing their overdraft or their ECR facilities at June 30, 2006.

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

Table of Contents                                                                                34

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Off-Balance Sheet Arrangements and Contractual Obligations
In addition to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2005 Annual Report and 10-KSB,  our Corpus Christi operation entered into a lease agreement schedule (the “Schedule”) dated June 17, 2006, effective July 27, 2006, with Banc of America Leasing and Capital, LLC (“BALC”) for equipment related to the production of HITOX.  The lease, in the amount of $91,480, has a term of 60 months with equal installments of $1,649.43.  At the end of the lease term, we can either:  1) return the equipment; 2) extend the lease for a period to be agreed upon by us and BALC for an amount equal to the equipment’s fair market rental value as determined by BALC; or 3) purchase the equipment at the then fair market value of the equipment.

The Schedule, which is part of a master lease agreement entered into with BALC dated August 9, 2004, effective August 13, 2004, contains an early buyout provision that grants us the option of purchasing the equipment after payment of the 48th installment for $31,295.31 plus any applicable taxes.

In addition, the Corpus Christi operation had commitments to purchase manufacturing equipment related to the production of HITOX of approximately $175,000 at June 30, 2006.  The Company is negotiating an operating lease with BALC for this equipment.

Effect of New Accounting Standard

Statement No. 123(R), Share-Based Payment
In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (SFAS 123R).  SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  Among other items, SFAS 123(R) eliminates the use of the intrinsic value method of accounting and requires companies to recognize the cost of awards of equity instruments granted in exchange for employee services received, based on the grant date fair value of those awards, in the financial statements.  Prior to the adoption of SFAS 123(R), we recognized the cost of our awards of equity instruments granted in exchange for employee services received, based on the grant date fair value of those awards in accordance with SFAS No. 123 in our financial statements.  We adopted the provisions of SFAS 123(R) effective January 1, 2006, using the modified prospective method.  As we have historically accounted for stock-based employee compensation under SFAS 148 and our historical forfeiture rate has been minimal, the adoption of SFAS 123(R) did not require a cumulative adjustment in the financial statements.

The Company granted 20,200 and 97,400 options during the six-month periods ended June 30, 2006 and 2005, respectively.  The weighted average fair value per option at the date of grant for options granted in the six-month periods ended June 30, 2006 and 2005 was $1.62 and $4.05, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	4.95%	3.87%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.74	0.81
Expected term (in years)	6.60	5.00

Exercise prices on options outstanding at June 30, 2006, ranged from $0.92 to $6.11 per share.  The weighted-average remaining contractual life of those options is 6.2 years.  The number of options exercisable at June 30, 2006 and 2005 was 677,870 and 580,845, respectively.

As of June 30, 2006, there was $350,000 of total option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years.

See Note 8 to the condensed consolidated financial statements for additional information.

Table of Contents                                                                               35

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Statement No. 154, Accounting Changes and Error Corrections
On July 1, 2006, the Company’s subsidiary, TMM, changed its depreciation method on $6,359,000 of plant assets from the “Units of Production” to the “Straight Line” method with a remaining depreciable life of 15 years.  The reason for the change is that we believe the units of production method no longer accurately reflects the useful or economic life of the plant assets based on the current units of production; and due to the variability of amounts produced annually, management cannot accurately estimate the remaining units of production.  The straight line method of depreciation over 15 years more accurately reflects the utilization of the assets and reflects the useful and economic life of the assets.

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in depreciation method will be accounted for prospectively.  The effect on income from continuing operations will be a reduction of approximately $175,000 to $200,000 (642,000RM to 734,000RM) annually.

The effect on net income will be a reduction of approximately $126,000 to $144,000 (462,000RM to 528,000RM) annually.

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

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing, as appropriate to allow timely decisions regarding required disclosure.

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

Table of Contents                                                                                36

Part II  -  Other Information

Item 1.	Legal Proceedings

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

Our Annual Meeting of Shareholders was held on May 12, 2006, at the Omni Marina Hotel, Corpus Christi, Texas.  The following matters were submitted for vote of the security holders:

Election of Directors	For	Withheld
Richard L. Bowers	6,457,716	92,998
John J. Buckley	6,457,816	92,898
W. Craig Epperson	6,457,616	93,098
David A. Hartman	6,457,316	93,398
Douglas M. Hartman	6,457,516	93,198
Thomas W. Pauken	6,457,616	93,098
Bernard A. Paulson	6,447,116	103,598
Chin-Yong Tan	6,457,316	93,398
	For	Against	Abstain	Broker Non-Vote
Ratification of Auditors	6,528,914	11,500	10,300	0
Item 5.	Other Information

None.

Table of Contents                                                                                37

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 14, 2006	OLAF KARASCH Olaf Karasch President and CEO

Date:	August 14, 2006	LAWRENCE W. HAAS Lawrence W. Haas Treasurer and CFO

Table of Contents                                                                                38