Form 10-Q
period 2006-09-30
TOR MINERALS INTERNATIONAL INC
filed 2006-11-13
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [__]	Accelerated Filer [__]	Non-accelerated Filer [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]	No [ X ]
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value	Shares Outstanding as of October 27, 2006 7,838,903

Table of Contents                                                                                1

Table of Contents                                                                                2

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET SALES	$6,998	$6,498	$20,724	$22,584
Cost of sales	5,760	5,434	16,392	17,797
GROSS MARGIN	1,238	1,064	4,332	4,787
Technical services and research and development	47	96	185	304
General, administrative and selling expenses	1,028	1,047	3,232	3,366
Gain on disposal of assets	-	-	-	(12)
OPERATING INCOME (LOSS)	163	(79)	915	1,129
OTHER INCOME (EXPENSE):
Interest income	4	2	15	9
Interest expense	(142)	(105)	(399)	(288)
Loss on foreign currency exchange rate	(23)	(64)	(54)	(113)
INCOME (LOSS) BEFORE INCOME TAX	2	(246)	477	737
Income tax expense (benefit)	(14)	70	124	267
NET INCOME (LOSS)	$16	$(316)	$353	$470
Less: Preferred Stock Dividends	15	15	45	45
Income (Loss) Available to Common Shareholders	$1	$(331)	$308	$425

Income (loss) per common share:
Basic	$0.00	$(0.04)	$0.04	$0.05
Diluted	$0.00	$(0.04)	$0.04	$0.05
Weighted average common shares outstanding:
Basic	7,837	7,821	7,834	7,808
Diluted	7,864	7,821	7,886	8,127
See accompanying notes.

Table of Contents                                                                                3

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET INCOME (LOSS)	$16	$(316)	$353	$470
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain (loss) arising during the period	69	(256)	400	(848)
Net gain (loss) reclassified to income	(126)	367	(438)	555
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains (losses)	(65)	(3)	702	(612)
Other comprehensive income (loss), net of tax	(122)	108	664	(905)
COMPREHENSIVE INCOME (LOSS)	$(106)	$(208)	$1,017	$(435)
See accompanying notes.

Table of Contents                                                                                4

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except per share amounts)

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$509	$1,280
Trade accounts receivable, net	4,283	3,859
Inventories	9,134	7,286
Other current assets	861	300
Total current assets	14,787	12,725
PROPERTY, PLANT AND EQUIPMENT, net	19,663	19,535
GOODWILL	1,851	1,729
OTHER ASSETS	57	46
	$36,358	$34,035
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,845	$1,879
Accrued expenses	1,905	1,747
Notes payable under lines of credit	663	262
Current maturities - Capital Leases	61	55
Current maturities of long-term debt – Financial Institutions	606	652
Current maturities of long-term debt – Related Parties	400	500
Total current liabilities	5,480	5,095
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES:
Capital Leases	260	286
Long-term debt – Financial Institutions	2,894	2,949
Notes payable under lines of credit	3,000	2,225
DEFERRED TAX LIABILITY	659	528
Total liabilities	12,293	11,083
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 09/30/06 and 12/31/05	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,838 and 7,827 shares issued and outstanding at 09/30/06 and at 12/31/05, respectively	1,960	1,957
Additional paid-in capital	22,605	22,467
Accumulated deficit	(2,325)	(2,633)
Accumulated other comprehensive (loss) income:
Unrealized loss on derivatives	(145)	(107)
Cumulative translation adjustment	1,968	1,266
Total shareholders' equity	24,065	22,952
	$36,358	$34,035
See accompanying notes.

Table of Contents                                                                                5

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$353	$470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,110	1,027
Non-cash compensation - Stock Options	117	285
Gain on sale/disposal of property, plant and equipment	-	(12)
Deferred income taxes	117	199
Provision for bad debt	41	1
Changes in working capital:
Receivables	(351)	1,848
Inventories	(1,744)	(3,113)
Other current assets	(557)	(30)
Accounts payable and accrued expenses	(24)	(136)
Net cash provided by (used in) operating activities	(938)	539
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(602)	(2,366)
Proceeds from sales of property, plant and equipment	3	12
Other assets (restricted cash)	-	194
Net cash used in investing activities	(599)	(2,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	1,157	417
Net payments on export credit refinancing facility	-	(38)
Proceeds from capital lease	-	453
Payments on capital lease	(43)	(94)
Proceeds from long-term bank debt	244	1,166
Payments on long-term bank debt	(513)	(339)
Payments on related party long-term debt	(100)	-
Proceeds from the issuance of common stock through exercise of common stock options	22	64
Preferred stock dividends paid	(45)	(45)
Net cash provided by financing activities	722	1,584
Effect of exchange rate fluctuations on cash and cash equivalents	44	-
Net decrease in cash and cash equivalents	(771)	(37)
Cash and cash equivalents at beginning of period	1,280	341
Cash and cash equivalents at end of period	$509	$304

Supplemental cash flow disclosures:
Interest paid	$399	$289
Taxes paid	$10	$23
See accompanying notes.

Table of Contents                                                                                6

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The interim financial statements of TOR Minerals International, Inc. (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations.  All adjustments are of a normal and recurring nature.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  All significant accounting policies conform to those previously set forth in the Company's fiscal 2005 Annual Report on Form 10-KSB except for depreciation at the Company’s subsidiary in Malaysia as noted below.

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

Change in Depreciation Method

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

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in depreciation method is accounted for prospectively.  The effect on income from continuing operations will be a reduction of approximately $175,000 (642,000RM) annually.

The effect on net income will be a reduction of approximately $112,000 to $144,000 (412,000RM to 528,000RM) annually.

For the three and nine month periods ended September 30, 2006, the effect on net income was a reduction of approximately $28,000 (103,000RM).

Income Tax

Due to the utilization of operating loss carry-forwards, the Company recorded no U.S. tax expense during the third quarter 2006 and a credit to foreign income tax expense of $14,000 compared to $8,000 and $62,000, respectively, for the third quarter 2005.  For the nine month period ended September 30, 2006, the Company recorded state income tax expense of $10,000 and foreign income tax expense of $114,000 compared to $23,000 and $244,000, respectively, for the same period of 2005.  Taxes are applied based on an estimated annualized consolidated effective rate of 26%, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

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

New Accounting Pronouncements

In July 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We do not believe the adoption of FIN 48 will have a material impact on our consolidated financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  This guidance will apply to the first fiscal year ending after November 15, 2006.  We do not believe the adoption of SAB 108 will have a material impact on our consolidated financial position or results of operations.

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

On December 12, 2003, the Company entered into a loan and security agreement with Paulson Ranch, Ltd., which is owned by the Company’s Chairman of the Board, Bernard Paulson.  Under the Agreement, Paulson Ranch made a loan to the Company in the amount $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A., is secured by the Company’s assets.  Principal is due and payable on or before February 15, 2007.  Accrued interest is paid monthly.  In February 2006, the Company reduced the loan by $100,000 and the principal balance outstanding on September 30, 2006 was $400,000.

Note 3.	Long-Term Debt and Notes Payable

A summary of long-term debt and notes payable follows:

(In thousands)	September 30, 2006	December 31, 2005
Other indebtedness, note payable to Paulson Ranch, a related party, with an effective interest rate of 12.25% at September 30, 2006, due February 2007.	$400	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at September 30, 2006, due May 1, 2007.	161	341
Term note payable to a US bank, with an interest rate of 8.25% at September 30, 2006, due November 30, 2010.	907	1,017
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at September 30, 2006, due June 1, 2009. (371 Euro)	471	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at September 30, 2006, due July 1, 2029. (445 Euro)	564	544
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at September 30, 2006, due January 31, 2030. (440 Euro)	558	538
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at September 30, 2006, due July 31, 2015. (445 Euro)	565	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at September 30, 2006, due August 14, 2009	274	29
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 8.25% at September 30, 2006, due October 1, 2007.	3,000	2,225
Total	6,900	6,326
Less current maturities	1,006	1,152
Total long-term debt and notes payable	$5,894	$5,174

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

Table of Contents                                                                                9

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

US Bank Credit Facility and Term Loans

The Company amended and restated its previous loan agreement, dated December 21, 2004, with Bank of America, N.A. (the “Bank”) on December 13, 2005.  Under the amended and restated loan agreement (the “Agreement”), the Bank extended the maturity date on the Company’s Line of Credit (the “Line”) from October 1, 2006 to October 1, 2007.  The Line provides the Company with a $5,000,000 revolving line of credit subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The Bank has also agreed to issue standby letters of credit for the Company’s account up to the amount available under the Line.  At September 30, 2006, the outstanding balance on the Line was $3,000,000 and the Company had $634,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The Company’s existing term loan (“Loan”) with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the Agreement.  The monthly principal payment on the Loan is $20,064.  At September 30, 2006, the Loan had an unpaid balance of $161,000.  Both the Line and the Loan are secured by the Company’s US property, plant and equipment, as well as inventory and accounts receivable.

In addition, the Company entered into a real estate term loan (the “Term Loan”) with the Bank on December 13, 2005, in the amount of $1,029,000 which is secured by the Company’s US real estate and leasehold improvements.  Interest, which is at a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at September 30, 2006, was $907,000.

The Agreement contains covenants that, among other things, require the maintenance of financial ratios based on the Company’s consolidated results of operations.  The Agreement also requires the Company to notify the Bank upon the occurrence of a “material adverse event”, which among other items, is considered to be an event that may adversely affect the Company’s financial condition, business, properties, operations, the Bank’s collateral or the Bank’s ability to enforce its rights under the Agreement.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At September 30, 2006, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At September 30, 2006, the Company’s Current Ratio was 2.7 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended September 30, 2006, the Company’s Fixed Charge Coverage Ratio was 2.0 to 1.0.
  Maintain a consolidated after tax profit for a rolling 12 month period.

As of and for the four quarters ended September 30, 2006, the Company was in compliance with all financial ratios contained in the Agreement and expects to be in compliance for a period of twelve-months beyond September 30, 2006.

Table of Contents                                                                                10

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Netherlands Bank Credit Facility, Mortgage and Term Loan

The Company’s subsidiary, TP&T, has a loan agreement (the “Loan Agreement”), dated April 2, 2004, with Rabobank.  The Loan Agreement provides a short-term credit facility of Euro 650,000 ($824,000).  The credit facility is secured by TP&T's inventory and accounts receivable.  At September 30, 2006, TP&T had utilized Euro 523,000 ($663,000) of its short-term credit facility at an interest rate of Bank prime plus 2% (7% at September 30, 2006).

In addition, the Loan Agreement includes a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($14,286).  The loan balance at September 30, 2006 was Euro 371,000 ($471,000).  Under the terms of the Loan Agreement, the Company has guaranteed both the short-term credit facility and the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,049).  The loan balance at September 30, 2006 was Euro 445,000 ($564,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($1,986).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at September 30, 2006 was Euro 440,000 ($558,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,284).  The loan is secured by TP&T’s assets.  The loan balance at September 30, 2006 was Euro 445,000 ($565,000).

TP&T’s loan agreements covering both the credit facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in the Company’s business.  The Company believes that such subjective acceleration clauses are customary in the Netherlands for such borrowings.  However, if demand is made by Rabobank, the Company may require additional debt or equity financing to meet our working capital and operational requirements, or if required, to refinance the demanded indebtedness.

Table of Contents                                                                                11

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Malaysian Bank Credit Facility and Term Loan

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from RM 500,000 ($136,000) to RM 3,780,000 ($1,024,000) and added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on June 30, 2007 the loan amount will be adjusted to what has been funded.

At September 30, 2006, TMM had drawn down $274,000 on the USD Loan.  Monthly interest payments began in December 2005 based on an annual interest rate of 5.2%.  Monthly principal payments are scheduled to begin on July 1, 2007 and will continue through June 1, 2010.

TMM renewed its banking facility with HSBC on December 22, 2005, for the purpose of extending the maturity date of the current facility from October 31, 2005, to October 31, 2006.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($136,000), a bank guarantee of RM 300,000 ($81,000) and an ECR up to RM 8,000,000 ($2,168,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On December 22, 2005, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2005, to October 31, 2006.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($271,000) and an ECR up to RM 9,300,000 ($2,520,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($271,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,065,000 to $6,775,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  TMM was not utilizing their overdraft or their ECR facilities at September 30, 2006.

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

At September 30, 2006, TP&T had utilized approximately $663,000 of their total short-term credit facility of $824,000.  The Company believes that during the period that TP&T is bringing on new business, TP&T will have cash needs above their current credit limit which will be funded by the Company’s Corpus Christi operation.  TP&T is currently in negotiations with Rabobank for a temporary increase in their line of credit to help fund a portion of these needs, however, the Company anticipates additional funding, of approximately $500,000, by the Corpus Christi operation over the next 12 months.

Management believes that it has adequate liquidity for the next 12 months and expects to maintain compliance with all financial covenants throughout the next 12 months.

Note 4.	Capital Lease

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at September 30, 2006 was Euro 36,500 ($46,300).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($6,646).  The net present value of the lease at September 30, 2006 was Euro 254,000 ($322,000).

The following table sets forth the minimum future lease payments under this lease as of September 30, 2006:

(In thousands)
Year Ending December 31,	Amount
2006	$20
2007	80
2008	80
2009	80
2010	80
Thereafter	32
Total minimum lease payments	372
Less: Amount representing executory costs	-
Net minimum lease payments	372
Less: Amount representing interest	(51)
Present value of net minimum lease payments	321
Less: Current maturities of capital lease obligations	(61)
Long-term capital lease obligations	$260
Note 5.	Series A Convertible Preferred Stock Dividend

On September 7, 2006, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended September 30, 2006, payable on October 1, 2006, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on September 7, 2006.

Table of Contents                                                                                13

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net Income	$16	$(316)	$353	$470
Preferred Stock Dividends	(15)	(15)	(45)	(45)
Numerator for basic earnings per share - income available to common shareholders	1	(331)	308	425
Effect of dilutive securities:	-	-	-	-
Numerator for diluted earnings per share - income available to common shareholders after assumed conversions	$1	$(331)	$308	$425
Denominator:
Denominator for basic earnings per share - weighted-average shares	7,837	7,821	7,834	7,808
Effect of dilutive securities:
Employee stock options	27	-	52	319
Dilutive potential common shares	27	-	52	319
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,864	7,821	7,886	8,127
Basic earnings per common share	$0.00	$(0.04)	$0.04	$0.05
Diluted earnings per common share	$0.00	$(0.04)	$0.04	$0.05

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at September 30, 2006 and 2005.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Employee stock options excluded from diluted earnings per share for the three month periods ended September 30, 2006 and 2005 were 700,300 and 912,950, respectively.  Options were excluded from the computation of diluted earnings per share for the third quarter 2005 as the effect would have been antidilutive due to the net loss for the period.  For the nine month periods ended September 30, 2006 and 2005, options excluded from diluted earnings per share were 156,300 and 98,200, respectively.  These options were excluded from the computation of diluted earnings per share during these periods because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
September 30, 2006
Net Sales:
Customer sales	$4,506	$1,176	$1,316	$-	$6,998
Intercompany sales	-	159	2,315	(2,474)	-
Total Net Sales	$4,506	$1,335	$3,631	$(2,474)	$6,998

Location profit (loss)	$73	$(184)	$26	$101	$16

September 30, 2005
Net Sales:
Customer sales	$5,193	$785	$520	$-	$6,498
Intercompany sales	-	1,436	2,003	(3,439)	-
Total Net Sales	$5,193	$2,221	$2,523	$(3,439)	$6,498

Location profit (loss)	$(723)	$243	$290	$(126)	$(316)
As of and for the nine months ended:
September 30, 2006
Net Sales:
Customer sales	$14,587	$3,422	$2,715	$-	$20,724
Intercompany sales	-	1,191	5,715	(6,906)	-
Total Net Sales	$14,587	$4,613	$8,430	$(6,906)	$20,724

Location profit (loss)	$285	$(385)	$391	$62	$353

Location assets	$13,200	$9,770	$13,388	$-	$36,358

September 30, 2005
Net Sales:
Customer sales	$16,809	$2,409	$3,366	$-	$22,584
Intercompany sales	9	3,897	2,373	(6,279)	-
Total Net Sales	$16,818	$6,306	$5,739	$(6,279)	$22,584

Location profit (loss)	$(373)	$45	$523	$275	$470

Location assets	$12,732	$9,513	$12,787	$-	$35,032

Table of Contents                                                                                15

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

The following table provides information as of September 30, 2006, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	785,450	$ 2.60	210,500
Equity compensation plans not approved by security holders	--		--
Total	785,450	$ 2.60	210,500

The Company's 1990 Incentive Stock Option Plan (“ISO”) for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At September 30, 2006, the 1990 Plan had 88,150 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At September 30, 2006, the Plan had 697,300 options outstanding.

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

For the three month periods ended September 30, 2006 and 2005, the Company recorded a credit of $3,000 and an expense of $80,000, respectively, in stock-based employee compensation expense and $117,000 and $285,000 for the nine month periods ended September 30, 2006 and 2005, respectively.  For the nine months ended September 30, 2006, stock-based employee compensation was reduced by approximately $100,000, compared to the comparable prior year period, due to forfeitures.  This compensation expense is included in the general and administrative expenses in the accompanying consolidated income statements.

The Company granted 95,700 and 99,200 options during the nine month periods ended September 30, 2006 and 2005, respectively.  The weighted average fair value per option at the date of grant for options granted in the nine month periods ended September 30, 2006 and 2005 was $1.52 and $4.04, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.97%	3.87%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.74	0.81
Expected term (in years)	6.69	5.00

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

The number of options exercisable at September 30, 2006 and 2005 was 597,410 and 575,590, respectively.  The weighted-average remaining contractual life of those options is 6.5 years.  Exercise prices on options outstanding at September 30, 2006, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding	Range of Exercise Prices
93,150	$ 0.92 - $ 1.99
548,400	$ 2.00 - $ 2.99
600	$ 3.00 - $ 3.99
95,500	$ 4.00 - $ 4.99
20,800	$ 5.00 - $ 5.99
27,000	$ 6.00 - $ 6.11
785,450

Table of Contents                                                                                17

TOR MINERALS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2006, there was $385,000 of total option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.6 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Note 9.	Inventories
(In thousands)	September 30, 2006	December 31, 2005
Raw materials	$5,164	$4,061
Work in progress	876	850
Finished goods	2,627	1,991
Supplies	483	479
Total Inventories	9,150	7,381
Inventory reserve	(16)	(95)
Net Inventories	$9,134	$7,286
10.	Commitments

The Company entered into a lease agreement schedule (the “Schedule”) effective July 27, 2006 with Banc of America Leasing and Capital, LLC (“BALC”) for equipment related to the production of HITOX.  The lease, in the amount of $91,480, has a term of 60 months with equal installments of $1,649.43.  At the end of the lease term, the Company can either:  1) return the equipment; 2) extend the lease for a period to be agreed upon by us and BALC for an amount equal to the equipment’s fair market rental value as determined by BALC; or 3) purchase the equipment at the then fair market value of the equipment.  The Schedule contains an early buyout provision that grants the Company the option of purchasing the equipment after payment of the 48th installment for $31,295.31 plus any applicable taxes.  The Schedule is part of a master lease agreement entered into with BALC effective August 13, 2004.

In addition, the Corpus Christi operation had commitments to purchase manufacturing equipment related to the production of HITOX of approximately $175,000 at September 30, 2006.  The Company is negotiating an operating lease with BALC for this equipment.

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

On August 31, 2006, the Company entered into a new natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program.  The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas.  The contract will be settled based on the average closing natural gas market prices from September 26 through September 28, 2006.  The Company will pay fixed prices averaging $6.02 per MM/Btu on notional quantities amounting to 15,000 MM/Btu’s.  For the three month period ended September 30, 2006, the Company marked the gas contract to market, recording a loss of $24,000 as a component of “Other Comprehensive Income” and also recorded it as a current liability on the balance sheet at September 30, 2006.  The recognition of this loss had no effect on the Company’s cash flow.

Foreign Currency Forward Contracts

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  For the three month period ended September 30, 2006, we marked the contracts to market, recording a net gain of approximately $93,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at September 30, 2006.  The recognition of this net loss had no effect on our cash flow.

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

Our business is closely correlated with the construction industry and its demand for materials that use pigments, such as paints and plastic pipe.  This has generally led to higher sales in our second and third quarters due to increases in construction and maintenance during warmer weather.  Also, pigment consumption is closely correlated with general economic conditions.  When the economy is in an expansionary state, there is typically an increase in pigment consumption while an economic slow down typically results in decreased pigment consumption.  When the construction industry or the economy is in a period of decline, TOR's sales and profit are likely to be adversely affected.

In December of 2004 we entered into an agreement with Engelhard Corporation to supply 100% of their 2005 requirements for a specific grade of ALUPREM.  We were notified in December 2005, that they would not renew the purchase agreement for 2006 but would purchase, in 2006, any related inventory in the production queue.  Sales to Engelhard for the quarter ended September 30, 2005 were approximately $1,313,000 and for the nine months ended September 30th were approximately $1,640,000 and $4,825,000 for 2006 and 2005, respectively.  Sales to Engelhard for all of 2005 were approximately $6,640,000.  We do not anticipate any further sales to Engelhard Corporation in 2006.

In March 2003, we entered into a five year sales agreement with Tronox (formerly the Kerr McGee Corporation).  Under the agreement, Tronox is to purchase a minimum amount of SR from us annually for the term of the agreement; however, the agreement does not require us to sell a minimum quantity.  We negotiate the price annually.  If we can not agree on a product price after negotiation, Tronox is not required to purchase the minimum amount of SR.  Due to the tight supply of local ilmenite and the price increases associated with purchasing the ilmenite outside Malaysia, coupled with the increased price for energy, we do not anticipate a material amount of SR sales to Tronox in 2006.  Sales to Tronox for the nine months ended September 30, 2005 were approximately $1,491,000 and for all of 2005 were approximately $3,700,000.  No sales were made to Tronox during the nine months ended September 30th 2006.

When comparing to 2005, the substantial reduction in business from the Engelhard Corporation and Tronox will affect our 2006 net sales by approximately $8,700,000 ($1,313,000 in the third quarter and $4,676,000 for the nine months ended September 30, 2006) and our income before taxes by an estimated $1,700,000 ($357,000 in the third quarter and $1,214,000 for the nine months ended September 30, 2006).

Table of Contents                                                                                20

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Critical success factors to offset the foregoing loss in business are to: 1) replace the lost business associated with Engelhard and Tronox by increasing market share of existing products and to actively market our new products; 2) control costs; and 3) maximize efficiencies in our production processes.

  Increasing market share: The market development of our new HITOX SF has been slower than expected but our efforts have successfully generated new business for other HITOX products.  Global sales of HITOX year to date versus last year have increased by approximately 20%, with the strongest growth in Asia & Europe.  ALUPREM sales in Europe, where we have a leading position in Solid Surface, have grown by 29% over the prior year period.  In addition, we continue to work on the development of new products with emphasis on automotive applications.  These typically take considerable time to develop, but will benefit our longer term business.  We anticipate that it will take approximately two years to return to our 2005 sales levels.

  Controlling costs:  We have taken steps at all of our facilities to control costs through cost reduction and cost avoidance measures.  Our goal is to reduce and avoid $1.0 million in expenses over the year.  This will be achieved through personnel reductions at TP&T and Corpus which were completed as of the March 31st, resulting in approximately $500,000 reduction in expenses.  The remaining reduction will be achieved through controlling and reducing nonessential operating and SG&A expenses.

  Maximizing production efficiencies:  The major production efficiency that we are achieving is related to manufacturing Hitox with a new manufacturing process at the Corpus Christi location.  We saved approximately $50,000 during the quarter and approximately $260,000 for the first nine months of 2006 in natural gas consumption related to HITOX production using the new process.  The amount of the efficiency savings is dependent on the price we pay for gas which has fluctuated from a high of $11.27 per MMBTU to a low of $6.04 per MMBTU over the last 12 months.  As more Hitox is produced using the new process, we expect to see the savings increase.  At TP&T we are currently at approximately 40% of capacity due to the loss of the Engelhard business.  We anticipate that a continued increase in sales of existing products in Europe will contribute to the utilization of the TP&T plant.

Net income for the third quarter of 2006 was $16,000, an increase in net income of approximately $332,000 as compared to the same period in 2005.  The increase in net income was primarily due to the following factors:

  Effect of price increases throughout the majority of our product lines of approximately $450,000 and mix of approximately $33,000;

  Efficiencies of approximately $280,000 from utilizing the new Hitox manufacturing process in Corpus Christi and increased production over the same period 2005;

  Lower Technical Services/Research and Development and General, Administrative and Selling Expenses of approximately $70,000 due to reduced personnel and stock options;

  Reduced loss on foreign currency exchange rate of approximately $40,000; and

  Lower tax expense of approximately $84,000.

The above favorable improvements have been offset primarily by the following:

  Margin loss of approximately $20,000 from the loss of the Engelhard business;
  Effects of increased world-wide energy prices on production costs of approximately $170,000;
  Unfavorable manufacturing absorption and cost increases (primarily shut down costs at TMM) of approximately $400,000; and
  Increased interest expense of approximately $35,000 due to higher borrowing levels and interest rates.

Table of Contents                                                                                21

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Net Income for the nine months ended September 30, 2006, was $353,000, down $117,000 from the same period in 2005.  Net income was down primarily due to the following factors:

  Margin loss of approximately $740,000 from the loss of the Engelhard and Tronox business;

  Effects of increased world-wide energy prices on production costs of approximately $770,000;

  Unfavorable manufacturing absorption and cost increases of approximately $720,000 (primarily due to absorption issues relating to the loss of the Engelhard and Tronox business at TP&T & TMM); and

  Increased interest expense of approximately $100,000 due to higher borrowing levels and interest rates.

The above unfavorable items have been offset primarily by the following:

   Sales price increases of approximately $1,315,000 throughout the majority of our product lines;

  Efficiencies of approximately $460,000 from utilizing the new Hitox manufacturing process in Corpus Christi;

  Reduced Technical Services/Research and Development and General, Administrative and Selling Expenses of approximately $253,000 due to reduced personnel, stock options and travel and entertainment;

  Effect of foreign currency exchange rate of approximately $42,000 from translating financials into US Dollars; and

  Lower tax expense of approximately $143,000.

As we are only producing SR for internal needs, we anticipate that TMM will be producing SR for only two months during the fourth quarter resulting in approximately $150,000 of unabsorbed costs.  On an annual basis the TMM SR plant operated nine months in 2005 as compared to an anticipated seven months for 2006.  Based on our current level of Hitox sales we anticipate the plant utilization in 2007 to be the same as in 2006.

Table of Contents                                                                                22

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended September 30, 2006 increased approximately $500,000 compared to the third quarter 2005 primarily due to increased volume of HITOX sales worldwide.  Offsetting this increase in HITOX sales were lower volume ALUPREM sales related to the loss of the Engelhard business representing approximately $1,313,000.  Following is a summary of our consolidated products sales for the three month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
Product	2006		2005		Variance
HITOX	$4,477	64%	$3,224	50%	$1,253	39%
ALUPREM	1,120	16%	2,172	34%	(1,052)	-48%
BARTEX	858	12%	742	11%	116	16%
HALTEX	245	4%	222	3%	23	10%
SR	-	0%	-	0%	-
OTHER	298	4%	138	2%	160	116%
Total	$6,998	100%	$6,498	100%	$500	8%

  HITOX – Increase primarily due to volume increases worldwide and price increases, primarily in the US market.

  ALUPREM – Decrease due to a reduction in sales to Engelhard of approximately $1,313,000, offset by volume increases in the European market.

  Other Products – Increase primarily due to the sale of Zircon.

Consolidated net sales for the nine month period ended September 30, 2006 were lower due primarily to the decrease in volume related to the loss of the Engelhard and Tronox business representing approximately $4,675,000 and foreign currency effects of approximately $38,000.  Offsetting this decrease are increases throughout all of our major product lines of approximately $1,538,000 from volume increases primarily due to the continued strength of the world-wide economy and price increases of approximately $1,315,000.  Following is a summary of our consolidated products sales for the nine month periods ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
Product	2006		2005		Variance
HITOX	$12,106	58%	$10,085	45%	$2,021	20%
ALUPREM	4,956	24%	7,687	34%	(2,731)	-36%
BARTEX	2,351	11%	2,054	9%	297	14%
HALTEX	736	4%	643	3%	93	14%
SR	9	0%	1,501	7%	(1,492)	-99%
OTHER	566	3%	614	2%	(48)	-8%
Total	$20,724	100%	$22,584	100%	$(1,860)	-8%

  HITOX – Increase primarily due to volume increases worldwide and price increases, primarily in the US market.

  ALUPREM – Decrease due primarily to the reduction in sales to Engelhard of approximately $3,185,000, offset by volume increases in the European market.

  BARTEX and HALTEX – Increases due to higher prices and stronger sales volume.

  SR – Decrease due to the reduction in sales to Tronox.

  Other Products – Decrease primarily due to the sale of Zircon in 2005.

Table of Contents                                                                                23

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Corpus Christi Operation

Following is a summary of net sales for our Corpus Christi operation for the quarters ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
Product	2006		2005		Variance
HITOX	$3,033	67%	$2,489	48%	$544	22%
ALUPREM	269	6%	1,613	31%	(1,344)	-83%
BARTEX	858	19%	742	14%	116	16%
HALTEX	245	6%	222	4%	23	10%
OTHER	101	2%	127	3%	(26)	-20%
Total	$4,506	100%	$5,193	100%	$(687)	-13%
  HITOX – Increase primarily due to volume increases.
  ALUPREM – Decrease due primarily to a reduction in sales to Engelhard of approximately $1,313,000, as well as a decrease in other ALUPREM sales in the US market.

Following is a summary of net sales for our Corpus Christi operation for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
Product	2006		2005		Variance
HITOX	$8,701	60%	$8,024	48%	$677	8%
ALUPREM	2,436	17%	5,731	34%	(3,295)	-57%
BARTEX	2,351	16%	2,054	12%	297	14%
HALTEX	736	5%	643	4%	93	14%
OTHER	363	2%	357	2%	6	2%
Total	$14,587	100%	$16,809	100%	$(2,222)	-13%
  HITOX – Increase primarily due to price increases.
  ALUPREM – Decrease due to a reduction in sales to Engelhard $3,185,000, as well as other ALUPREM sales in the US market, offset by price increases.
  BARTEX/HALTEX – Increases due to higher prices and strong sales volume.

Table of Contents                                                                                24

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operation

Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TP&T purchases HITOX from TMM for distribution in Europe.  Our increased sales efforts in Europe have resulted in an increase in our customer base, as well as our sales volume.  The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the three month periods ended September 30, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended September 30,
Product	2006		2005		Variance
ALUPREM	$851	72%	$559	71%	292	52%
HITOX	320	27%	226	29%	$94	42%
OTHER	5	1%	-	0%	5
Total	$1,176	100%	$785	100%	$391	50%

  ALUPREM – Increase primarily related to an increase in volume.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.  Offsetting this increase are the effects of the foreign currency exchange rate.

  HITOX – Increase in volume primarily related to an increase in TP&T’s customer base.

  TP&T also produces the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the nine month periods ended September 30, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

	Nine Months Ended September 30,
Product	2006		2005		Variance
ALUPREM	2,520	74%	$1,956	81%	564	29%
HITOX	$894	26%	433	18%	$461	106%
OTHER	8	0%	20	1%	(12)	-60%
Total	$3,422	100%	$2,409	100%	$1,013	42%
  ALUPREM – Increase primarily related to an increase in volume.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.  Offsetting this increase are the effects of the foreign currency exchange rate.
  HITOX – TP&T began selling HITOX to our European customers during the second quarter of 2005.  Prior to this time, European HITOX sales were made directly by TMM.  The increase in volume is primarily related to an increase TP&T’s customer base.
  TP&T also produces the ALUPREM products sold in the US by the Corpus Christi operation (these sales are excluded from the above table).

Table of Contents                                                                                25

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TP&T.  The following table represents TMM’s sales (in thousands) for the quarters ended September 30, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended September 30,
Product	2006		2005		Variance
HITOX	$1,124	85%	$509	98%	$615	121%
SR	-	0%	-	0%	-
OTHER	192	15%	11	2%	181	1645%
Total	$1,316	100%	$520	100%	$796	153%
  HITOX – Increase is primarily due to volume which is primarily the result of our increased sales effort in Asia.  Offsetting this increase are the effects of the foreign currency exchange rate.
  Other Products – Increase due primarily to the sale of Zircon.
  TMM also supplies SR to the Corpus Christi operation, which is used in the production of HITOX and supplies the Corpus Christi operation HITOX, which is sold to the US customers on the West Coast and in Canada and to TP&T for distribution in Europe.  These sales are excluded from the above table.

The following table represents TMM’s sales (in thousands) for the nine months ended September 30, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

	Nine Months Ended September 30,
Product	2006		2005		Variance
HITOX	$2,511	93%	$1,628	48%	$883	54%
SR	9	0%	1,501	45%	(1,492)	-99%
OTHER	195	7%	237	7%	(42)	-18%
Total	$2,715	100%	$3,366	100%	$(651)	-19%
  HITOX – Increase is primarily due to volume which is primarily the result of our increased sales effort in Asia.
  SR – Decrease due to the reduction in sales to Tronox.
  Other Products – Decrease due primarily to the sale of Zircon in 2005.
  TMM also supplies SR to the Corpus Christi operation, which is used in the production of HITOX, and supplies the Corpus Christi operation HITOX, which is sold to the US customers on the West Coast and in Canada.  In the second quarter of 2005, TMM began supplying HITOX to TP&T for distribution in Europe.  These sales are excluded from the above table.

Table of Contents                                                                                26

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Gross Margin:  For the three month period ended September 30, 2006, gross margin increased $174,000 over the same period in 2005, primarily due to the effect of price increases throughout our major product lines of approximately $450,000, offset by the following significant factors:

  Energy costs necessary to produce our products increased by a net amount of approximately $170,000.

At TMM, prices primarily for fuel oil used in the production of SR (the raw material for HITOX) have risen approximately 50% over the third quarter 2005 negatively impacting our margin by approximately $280,000.

At Corpus Christi, natural gas prices were lower than in the third quarter 2005 resulting in a savings of approximately $110,000.

For every 10% change in the overall price of energy used to produce our products (primarily natural gas and fuel oil) our consolidated margin will be effected by approximately 2%.

  Production overhead costs were up approximately $120,000.

Overhead costs at Corpus Christi were down approximately $280,000 primarily due to a reduction in labor costs used in the HITOX production process and increased production compared to the same quarter 2005 when the plant experienced downtime related to Hurricanes in the Gulf of Mexico.

Overhead costs at TP&T were up approximately $70,000 due to absorption issues from the plant being at approximately 40% of capacity ($200,000) from the loss of the Engelhard business offset by cost savings from reduced headcount and maintenance of approximately $130,000.

TMM produced only one of the three months during the quarter as compared to all three months in 2005 resulting in an additional expense of approximately $330,000 from shut down costs.

For the nine month period ended September 30, 2006, gross margin decreased $455,000 over the same period in 2005. Significant factors contributing to the gross margin decrease were:

  The reduction of the Engelhard and Tronox business reduced the margin by approximately $740,000.

  The continued increase in energy costs necessary to produce our products increased by a net amount of approximately $510,000, resulting in a 2 percentage point reduction to the margin.

At TMM, prices primarily for fuel oil used in the production of SR (the raw material for HITOX) have risen approximately 50% over the comparable 2005 period negatively impacting our margin by approximately $760,000.

At Corpus Christi, savings in natural gas was approximately $250,000.  Natural gas prices on a year to date basis were up approximately $10,000 offset by $260,000 of efficiency gains from utilizing the new HITOX production process.

Table of Contents                                                                                27

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

  Production overhead costs were up approximately $520,000, resulting in a 3 percentage point reduction to the margin.

Overhead costs at Corpus Christi were up approximately $90,000 primarily due to higher levels of maintenance costs used in the HITOX production process of approximately $220,000 and other plant operating costs of approximately $70,000, offset by a reduction in labor costs of approximately $200,000.

Overhead costs at TP&T were up approximately $270,000 due to absorption issues from the plant being at approximately 40% of capacity ($400,000) from the loss of the Engelhard business offset by cost savings from reduced headcount and maintenance of approximately $130,000.

TMM produced SR five of the first nine months (55%) during 2006 as compared to seven of the first nine months (78%) in 2005 resulting in an additional expense of approximately $300,000 from shut down costs primarily related to the loss of the Tronox business, offset by cost savings of approximately $140,000 due to lower maintenance expenses.

As TMM is producing SR for internal purposes only, it is anticipated that the SR portion of the plant will be shut down for one month during the fourth quarter resulting in approximately $150,000 of unabsorbed plant costs.

Offsetting the gross margin decreases are price increases throughout all of our product lines of approximately $1,315,000.

Technical Services and General, Administrative and Selling Expenses:  Total expenses decreased $68,000 during the three-month period ended September 30, 2006 as compared to the same period in 2005 primarily due to lower headcount and option expense of approximately $113,000, offset by higher accounting fees of approximately $76,000 primarily related to compliance measures related to Section 404 of the Sarbanes-Oxley Act.

Total expenses decreased $253,000 for the nine month period ended September 30, 2006 as compared to the same period in 2005 primarily due to lower headcount and option expense.

Interest Expense:  Net interest expense for the quarter increased approximately $37,000 and year to date increased approximately $111,000 as compared to the same periods in 2005.  The increases are primarily related to an increase in long-term debt and interest rates on our lines of credit.

Income Taxes:  Income taxes consisted of a credit of approximately $14,000 of foreign deferred tax expense for the three month period ended September 30, 2006, and $8,000 in state income tax expense and $62,000 of foreign deferred tax expense for the same three month period 2005.  For the nine month period ended September 30, 2006, we recorded state income taxes of $10,000 and foreign income tax expense of $114,000 compared to $23,000 and $244,000, respectively, for the same periods of 2005.  Taxes are based on an estimated annualized consolidated effective rate of 26%, which assumes continued ability to offset U.S. federal income taxes through utilization of net operating loss carryforwards.

Table of Contents                                                                                28

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $771,000 from December 31, 2005 to September 30, 2006.

	Nine Months Ended September 30,
(In thousands)	2006	2005
Net cash provided by (used in)
Operating activities	$(938)	$539
Investing activities	(599)	(2,160)
Financing activities	722	1,584
Effect of exchange rate fluctuations	44	-
Net change in cash and cash equivalents	$(771)	$(37)

Operating Activities

We used approximately $938,000 during the first nine months of 2006 in operating activities.  Following are the major changes in working capital affecting cash used in operating activities for the nine month period ended September 30, 2006:

  Accounts Receivable:  Accounts receivable increased approximately $351,000.  Accounts receivable increased approximately $192,000 and $164,000 at the Corpus Christi operation and TMM, respectively, primarily due to stronger third quarter sales in 2006 as compared to 2005.  TP&T’s accounts receivable decreased approximately $5,000.
  Inventories: Inventories increased approximately $1,744,000.  Inventories at the Corpus Christi operation increased approximately $1,219,000 due primarily to a shipment of SR received in the third quarter, as well as an increase in the operation’s level of finished goods.  Inventories at TMM increased approximately $602,000 due to an increase in SR inventory that will be shipped to the Corpus Christi operation in the fourth quarter.  TP&T’s raw material inventory decreased approximately $77,000.
  Other Current Assets:  Other current assets increased approximately $558,000 primarily due to a deposit by TMM of approximately $284,000 on the purchase of raw materials for SR and the prepayment of freight in the amount of $167,000 related to the scheduled fourth quarter SR shipment to the Corpus Christi operation.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased approximately $24,000.  Accounts payable and accrued expenses at the Corpus Christi operation decreased approximately $48,000 primarily due to timing and TP&T’s accounts payable and accrued expenses decreased approximately $285,000 primarily due to timing and lower costs related to the loss of the Engelhard business.  TMM’s accounts payable and accrued expenses increased approximately $309,000 primarily related to the purchase of raw materials and fuel utilized in the build up of their SR inventory.

Table of Contents                                                                                29

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Investing Activities

We used cash of approximately $599,000 in investing activities during the first nine months of 2006 primarily for the purchase of fixed assets at the Corpus Christi operation and TMM.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $256,000 primarily for production equipment.
  Netherlands Operation:  We invested approximately $14,000 at TP&T for new equipment.
  Malaysian Operation:  We invested approximately $329,000 at TMM for new equipment related to the production of SR.

Financing Activities

We received approximately $722,000 from financing activities during the nine month period ended September 30, 2006.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit increased $775,000 primarily related to the financing of investing activities and working capital.  In addition, TP&T’s borrowings increased approximately $382,000 primarily for the purpose of financing working capital.
  Capital Lease:  TP&T’s capital lease decreased approximately $43,000.
  Long-term Debt – Financial Institutions:  TMM’s net long-term debt increased approximately $244,000 primarily related to upgrading their SR plant.  Long-term debt at the Corpus Christi operation decreased approximately $300,000 and TP&T’s decreased approximately $213,000.
  Related Party Debt:  We paid $100,000 down on our related party debt to Paulson Ranch.
  Issuance of Common Stock Options:  The Company received proceeds of $22,000 as a result of Directors exercising their common stock options.
  Preferred Stock Dividends:  The Company paid dividends of $45,000 on its Series A convertible preferred stock.

Table of Contents                                                                                30

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity

The Netherlands operation has utilized approximately $663,000 of their total short-term credit facility of $824,000.  We believe that during the period that the Netherlands is bringing on new business, they will have cash needs above their current credit limits which will be funded by our Corpus Christi operation.  We are in negotiations with their Netherlands bank for a temporary increase in their line of credit to help fund a portion of these needs, however, we anticipate additional funding of approximately $500,000 by the Corpus Christi operation over the next 12 months.

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

(In thousands)	September 30, 2006	December 31, 2005
Other indebtedness, note payable to Paulson Ranch, a related party, with an effective interest rate of 12.25% at September 30, 2006, due February 2007.	$400	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at September 30, 2006, due May 1, 2007.	161	341
Term note payable to a US bank, with an interest rate of 8.25% at September 30, 2006, due November 30, 2010.	907	1,017
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at September 30, 2006, due June 1, 2009. (371 Euro)	471	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at September 30, 2006, due July 1, 2029. (445 Euro)	564	544
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at September 30, 2006, due January 31, 2030. (440 Euro)	558	538
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at September 30, 2006, due July 31, 2015. (445 Euro)	565	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at September 30, 2006, due August 14, 2009	274	29
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 8.25% at September 30, 2006, due October 1, 2007.	3,000	2,225
Total	6,900	6,326
Less current maturities	1,006	1,152
Total long-term debt and notes payable	$5,894	$5,174

Table of Contents                                                                                31

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Domestic Operations

We amended and restated our previous loan agreement, dated December 21, 2004, with Bank of America, N.A. (the “Bank”) on December 13, 2005.  Under the loan agreement (the “Agreement”), the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2006 to October 1, 2007.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base limited to the lesser of $5,000,000 or 80% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $2,850,000.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At September 30, 2006, the outstanding balance on the Line was $3,000,000 and we had $634,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  Our existing term loan (“Loan”) with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the Agreement.  The monthly principal payment on the Loan is $20,064.  At September 30, 2006, the Loan had an unpaid balance of $161,000.  Both the Line and the Loan are secured by our US property, plant and equipment, as well as inventory and accounts receivable.

In addition, we entered into a real estate term loan (the “Term Loan”) with the Bank on December 13, 2005, in the amount of $1,029,000 which is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at September 30, 2006, was $907,000.

The Agreement contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations.  The Agreement also requires us to notify the Bank upon the occurrence of a “material adverse event”, which among other items, is considered to be an event that may adversely affect our financial condition, business, properties, operations, the Bank’s collateral or the Bank’s ability to enforce its rights under the Agreement.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At September 30, 2006, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At September 30, 2006, the Company’s Current Ratio was 2.7 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended September 30, 2006, the Company’s Fixed Charge Coverage Ratio was 2.0 to 1.0.
  Maintain a consolidated after tax profit for a rolling 12 month period.

As of and for the four quarters ended September 30, 2006, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond September 30, 2006.

Related Parties

On December 12, 2003, we entered into a loan and security agreement with Paulson Ranch, Ltd., which is owned by the Company’s Chairman of the Board, Bernard Paulson.  Under the Agreement, Paulson Ranch made a loan to us in the amount $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan, which is subordinate to Bank of America, N.A., is secured by our assets.  Principal is due and payable on or before February 15, 2007.  Accrued interest is paid monthly.  In February, the Company reduced the loan $100,000 and the principal balance outstanding on September 30, 2006 was $400,000.  The loan proceeds were used for working capital.

Table of Contents                                                                                32

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operations

Our subsidiary, TP&T, has a loan agreement (the “Loan Agreement”), dated April 2, 2004, with Rabobank.  The Loan Agreement provides a short-term credit facility of Euro 650,000 ($824,000).  The credit facility is secured by TP&T's inventory and accounts receivable.  At September 30, 2006, TP&T had utilized Euro 523,000 ($663,000) of its short-term credit facility at an interest rate of Bank prime plus 2% (7% at September 30, 2006).

In addition, the Loan Agreement includes a term loan in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to Corpus Christi.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($14,286).  The loan balance at September 30, 2006 was Euro 371,000 ($471,000).  Under the terms of the Loan Agreement, the Company has guaranteed both the short-term credit facility and the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,049).  The loan balance at September 30, 2006 was Euro 445,000 ($564,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($1,986).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at September 30, 2006 was Euro 440,000 ($558,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,284).  The loan is secured by TP&T’s assets.  The loan balance at September 30, 2006 was Euro 445,000 ($565,000).

TP&T’s loan agreements covering both the credit facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in the Netherlands for such borrowings.  However, if demand is made by Rabobank, we may require additional debt or equity financing to meet our working capital and operational requirements, or if required, to refinance the demanded indebtedness.

Table of Contents                                                                                33

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Malaysian Operations

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from RM 500,000 ($136,000) to RM 3,780,000 ($1,024,000) and added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on June 30, 2007 the loan amount will be adjusted to what has been funded.

At September 30, 2006, TMM had drawn down $274,000 on the USD Loan.  Monthly interest payments began in December 2005 based on an annual interest rate of 5.2%.  Monthly principal payments are scheduled to begin on July 1, 2007 and will continue through June 1, 2010.

TMM renewed its banking facility with HSBC on December 22, 2005, for the purpose of extending the maturity date of the current facility from October 31, 2005, to October 31, 2006.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($136,000), a bank guarantee of RM 300,000 ($81,000) and an ECR up to RM 8,000,000 ($2,168,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On December 22, 2005, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2005, to October 31, 2006.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($271,000) and an ECR up to RM 9,300,000 ($2,520,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($271,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,065,000 to $6,775,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  TMM was not utilizing their overdraft or their ECR facilities at September 30, 2006.

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

TOR MINERALS INTERNATIONAL, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Off-Balance Sheet Arrangements and Contractual Obligations

In addition to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2005 Annual Report on Form 10-KSB, our Corpus Christi operation entered into a lease agreement schedule (the “Schedule”) effective July 27, 2006 with Banc of America Leasing and Capital, LLC (“BALC”) for equipment related to the production of HITOX.  The lease, in the amount of $91,480, has a term of 60 months with equal installments of $1,649.43.  At the end of the lease term, we can either:  1) return the equipment; 2) extend the lease for a period to be agreed upon by us and BALC for an amount equal to the equipment’s fair market rental value as determined by BALC; or 3) purchase the equipment at the then fair market value of the equipment.

The Schedule contains an early buyout provision that grants us the option of purchasing the equipment after payment of the 48th installment for $31,295.31 plus any applicable taxes.

The Schedule is part of a master lease agreement entered into with BALC effective August 13, 2004.

In addition, the Corpus Christi operation had commitments to purchase manufacturing equipment related to the production of HITOX of approximately $175,000 at September 30, 2006.  The Company is negotiating an operating lease with BALC for this equipment.

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

The Company granted 95,700 and 99,200 options during the nine month periods ended September 30, 2006 and 2005, respectively.  The weighted average fair value per option at the date of grant for options granted in the nine month periods ended September 30, 2006 and 2005 was $1.52 and $4.04, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.97%	3.87%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.74	0.81
Expected term (in years)	6.69	5.00

Exercise prices on options outstanding at September 30, 2006, ranged from $0.92 to $6.11 per share.  The weighted-average remaining contractual life of those options is 6.5 years.  The number of options exercisable at September 30, 2006 and 2005 was 597,410 and 575,590, respectively.

As of September 30, 2006, there was $385,000 of total option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.6 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

See Note 8 to the condensed consolidated financial statements for additional information.

Table of Contents                                                                                36

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

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in depreciation method is accounted for prospectively.  The effect on income from continuing operations will be a reduction of approximately $175,000  (642,000RM ) annually.

The effect on net income will be a reduction of approximately $112,000 to $144,000 (412,000RM to 528,000RM) annually.

For the three and nine month periods ended September 30, 2006, the effect on net income was a reduction of approximately $28,000 (103,000RM).

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing, as appropriate to allow timely decisions regarding required disclosure.

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

Table of Contents                                                                                37

Part II  -  Other Information

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Table of Contents                                                                                38

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 13, 2006	OLAF KARASCH Olaf Karasch President and CEO

Date:	November 13, 2006	BARBARA RUSSELL Barbara Russell Acting CFO

Table of Contents                                                                                39