Form 10-K
period 2006-12-31
TOR MINERALS INTERNATIONAL INC
filed 2007-03-29
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17321

TOR Minerals International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2081929 (I.R.S. Employer Identification No.)
722 Burleson Street	Corpus Christi, Texas	78402

(Address, including zip code, of principal executive offices)

 (361) 883-5591
(Registrant's telephone number, including area code)

Securities registered under section 12(b) of the Act:

Title of each class Common Stock, $0.25 par value	Name of exchange on which registered NASDAQ Capital Market

Securities registered under section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933.   Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.   Yes [_]   No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No [_]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes [_]   No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing sale price of the registrant's Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2006) was approximately $10,969,218.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2007, there were 7,838,903 shares of the registrant's common stock outstanding.

 Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held May 18, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

TOR MINERALS INTERNATIONAL, INC.
Annual Report on Form 10-K

Table of Contents

Forward-Looking Statement

This Annual Report on Form 10-K (the "Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements about the business, financial condition and prospects of the Company.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's products, changes in competition, economic conditions, fluctuations in exchange rates, changes in the cost of in energy, fluctuations in market price for TiO2 pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filing with the Security and Exchange Commission, including those set forth in this report under Item 1A. Risk Factors - Risks Related to Our Business.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Table_Contents                                                                                - 2 -

PART I

Item 1.	Business

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

Global Headquarters

We are headquartered in Corpus Christi, Texas, USA.  This location houses senior management, customer service, logistics, and corporate research and development/technical service laboratories.  Our financial and accounting functions also operate from this location.  Our principal offices in Corpus Christi are located at 722 Burleson Street, Corpus Christi, Texas 78402, and our telephone number is (361) 883-5591.  Our website is located at www.torminerals.com.  Information contained in our website or links contained on our website is not part of this Annual Report of Form 10-K.

US Operation

Our US manufacturing plant, located in Corpus Christi, Texas, is situated on the north side of the Corpus Christi Ship Channel and has its own dock frontage at the plant.  We also utilize the Bulk Terminal, operated by the Port of Corpus Christi Authority, to discharge bulk shipments of SR and Barite from cargo vessels directly into trucks for delivery to our plant.   The site has its own railhead and easy access to major highways linking it to the rest of the US and to Mexico.  HITOX®, BARTEX® and HALTEX® are all produced at this location.

Asian Operation

We acquired our Asian Operation, TOR Minerals Malaysia, Sdn. Bhd. ("TMM"), in 2000.  Located in Ipoh, Perak, Malaysia, close to the port of Lumut, TMM is a processor of local ilmenite, upgrading it to synthetic rutile ("SR").  This material is the basic building block for HITOX, but also is used as feed stock for white TiO2 and used as a component in welding rod flux.  The site also has its own processing lines to manufacture HITOX.  The sales team and the quality assurance laboratory for Asia are located at the offices in Ipoh.

European Operation

In 2001, we acquired our European Operations, TOR Processing and Trade, B.V. ("TP&T").  Situated within reach of the major shipping port of Rotterdam, TP&T, located in Hattem, Netherlands, specializes in the manufacturing of premium alumina products ("ALUPREM®") for use worldwide.  Customer applications, quality assurance laboratory and support facilities for Europe are located in Hattem.  TOR Minerals' global headquarters in Texas provides customer service and shipping logistics for TP&T's North American customers.

Table_Contents                                                                                - 3 -

Our Products

TOR and our subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments.  All United States manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company's wholly-owned subsidiaries, TMM, located in Malaysia and TP&T, located in the Netherlands.  Our products are currently marketed in the United States and in more than 60 other countries.  We sell our products through a network of direct sales representatives employed by the Company and independent stocking distributors in the United States, as well as distributors and agents overseas.  Our sales representatives sell directly to end-users and provide marketing support and guidance for our independent distribution network.

HITOX

Our principal product, HITOX, accounted for approximately 58% of net sales in 2006 as compared to approximately 43% in 2005 and 40% in 2004.  HITOX, a light buff-colored titanium dioxide pigment, is made from SR.  Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products.  Titanium dioxide, or TiO2, gives opacity and whiteness to end products.  Most TiO2 is white; however, HITOX is a unique color pigment that is beige.  HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other more costly color pigments and some of the white TiO2.  HITOX pigments are used by major international paint and plastics manufacturers.  Uses include interior and exterior architectural paints, yellow traffic marking paints, industrial primers and coatings, roofing granules, PVC pipe and conduit, plastic sheeting and siding as well as plastic film.

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

ALUPREM

Our alumina trihydrate ("ATH") products were expanded in 2001 with the introduction of ALUPREM, which is manufactured at our European operation, TP&T, in the Netherlands.  ALUPREM, which stands for premium alumina, was developed by TOR's President and Chief Executive Officer, Dr. Olaf Karasch.  The details of the manufacturing process and the operating parameters of the systems are not widely known.  The ALUPREM manufacturing process is not patented.  ALUPREM products are for color critical applications as fillers and flame retardants, such as Solid Surface/Onyx and performance driven uses such as specialty wire and cable insulation, catalysts, high-tech polishing, pigments and specialty papers.  ALUPREM represented approximately 24% of TOR's 2006 net sales as compared to 32% and 27% in 2005 and 2004, respectively.

As discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales", in 2005 approximately 20% of our total consolidated net sales, representing 63% of our total net sales of ALUPREM, were made to the Engelhard Corporation under a one year agreement which expired at the end of 2005 and was not renewed which contributed to the overall decrease in ALUPREM sales in 2006.  See "Customers" below under this Item 1.

SYNTHETIC RUTILE

SR, the basic building block for HITOX, is manufactured at our Asian operation using the Benilite process for producing SR.  Ilmenite, the raw material used in the manufacturing process, is first treated in a reduction kiln and then subjected to leaching in hydrochloric acid where soluble iron and other impurities are removed.  SR is also used as feed stock for white TiO2 and as a component in welding rod flux.  Sales of synthetic rutile to third parties were not significant in 2006, however, accounted for approximately 11% and 17% of the net sales in 2005 and 2004, respectively.

Table_Contents                                                                                - 4 -

BARTEX

BARTEX, manufactured at our US operation, is produced from high grade barites (barium sulfate) utilizing a milling process.  The plant dedicates one of eight milling lines to the production of BARTEX, which accounted for approximately 12% of our 2006 net sales compared to 9% and 10% in 2005 and 2004, respectively.

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

HALTEX

HALTEX, manufactured at our US operation, is produced from Bayer grade aluminum hydroxide using some of the same production technologies of our other products.  In 2006, one of the plant's eight milling lines was dedicated to the production of a small particle size HALTEX pigment which accounted for approximately 3% of the Company's net sales in 2006, 2005 and 2004.

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

As a result of these conditions affecting our Malaysian supply of ilmenite, we are actively seeking alternative sources of supply for ilmenite.  The average price for our ilmenite increased approximately 15% from 2005 to 2006.  In 2008 and 2009, we expect to start utilizing a limited quantity of offshore ilmenite which could be 70% to 100% higher in cost due to market conditions and freight, which will adversely impact our cost of sales and gross margins if we are unable to pass these costs on to our customers in the form of price increases.

HITOX:  TMM is the Company's sole supplier of SR, the raw material for HITOX.  The cost of SR has increased approximately 8% in 2006 primarily due to the increased cost of ilmenite.  In 2005, the cost to manufacture SR increased approximately 9% primarily due to increases in energy costs.  Other than TMM, there is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for alternative sources, this could result in our inability to produce HITOX, which accounted for 58% of our sales in 2006.

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases Alumina from various suppliers in Europe.  The average prices for ATH increased approximately 6% in 2006 and 5% in 2005.

Table_Contents                                                                                - 5 -

BARTEX:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce BARTEX.  In 2004 and 2005 the quality of our barites decreased thus decreasing our yield and increasing costs by approximately 17%.  In 2006, we were able to increase our yield over the 2004 and 2005 rates; however, the average price of our barites increased approximately 2%.

HALTEX:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of the four suppliers located in the US.  The average price for the Bayer grade aluminum has increased approximately 6% during 2006 and 40% during 2005.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Natural gas is the predominate source of energy in Corpus Christi.  Fuel oil is the predominate source of energy at TMM and electricity is the primary source of energy at TP&T.  The average energy price, primarily natural gas, in Corpus Christi decreased approximately 10% in 2006 compared to an increase of 28% in 2005.  Average energy prices at TMM, primarily fuel oil, increased 16% in 2006 and 47% in 2005.  Energy prices at TP&T, primarily electricity, remained stable in 2006 after an increase in 2005 of approximately 15%.

Research and Development / Technical Services

Our expenditures for research and development and technical services were down approximately 36% and 17% in 2006 and 2005, respectively.  The decrease in expenditures was primarily due to a reduction in staff in 2006 compared to 2005 and a decrease in expenditures in 2005 compared to 2004 related to development costs for HITOX production.  We conduct our research and technical service primarily at our facilities in Corpus Christi and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

Management - Executive Officers

Dr. Olaf Karasch was appointed President and Chief Executive Officer by the Board on July 1, 2006.  Dr. Karasch resides in Germany and offices at our European operation, TP&T, located in Hattem, Netherlands.  Dr. Karasch had served as Executive Vice President, Operations, since September 4, 2002.  Dr. Karasch had served as Managing Director of TP&T since joining the Company on May 16, 2001.  In January 1996, Dr. Karasch was managing director for Flohme Chrome Plating and Plasma Coating.  In 1997, he joined the Royal Begemann Group in the Netherlands, the predecessor of TP&T, until its purchase by TOR in 2001.  Dr. Karasch received his Ph.D. in Mineralogy at Reinisch-Westfalische University in Aachen, Germany where he specialized in submicronization (particle size reduction below one micron).

Mr. Mark Schomp was appointed Executive Vice President by the Board on July 1, 2006.  Mr. Schomp had served as Vice President, Sales and Marketing since September 4, 2002.  Mr. Schomp is a Chemical Engineer who spent 15 years in sales and sales management with Alusuisse-Lonza, a large European manufacturer of aluminum, specialty aluminas, and other products.  He has wide experience in selling pigments and fillers for plastics and coatings applications.  Mr. Schomp joined the Company's sales department in 2001.

Mr. Hee Chew Lee, the Managing Director of TMM, was appointed Vice President of our Asian Operation by the Board on December 5, 2002.  Mr. Lee, a Chemical Engineer, joined the Company in 1994 as General Manager and has served as the Managing Director of TMM since 1998.

Mr. Steven H. Parker was appointed Treasurer and Chief Financial Officer by the Board on January 1, 2007.  Prior to joining the Company, Mr. Parker served as Group Director of Financial Shared Services for the Orthopedic Global Business Unit of Smith and Nephew, a global medical device manufacturer, in 2006 and as the International Director of Finance from 1997 to 2005.  Mr. Parker has a Masters of Business Administration from the University of Memphis and is a CPA.

Table_Contents                                                                                - 6 -

Marketing and Customers

Sales and Marketing Department Organization

TOR's sales efforts are managed out of Corpus Christi, Texas, by the Executive Vice President.  We have sales offices at our US, Asian and European operations.  The Executive Vice President has a number of area and product managers that work for the Company and help him both deal directly with customers and manage agent and distributor relations.

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

Customers

Our end use customers include companies in the paints, coatings, PVC pipe and solid surface industries.  For the year ended December 31, 2006, no single customer accounted for 10% or more of our total consolidated sales.  For the years ended December 31, 2005 and 2004, sales to the Engelhard Corporation represented approximately 20% and 16%, respectively; and Tronox Incorporated ("Tronox") represented approximately 11% and 17%, respectively.

In March 2003, we entered into a five year sales agreement with Tronox.  Under the agreement, Tronox agreed to purchase a minimum amount of SR from us annually for the term of the agreement; however, the agreement does not require us to sell a minimum quantity.  The parties negotiate the price on an annual basis.  If the parties cannot agree on the product price after negotiation, Tronox is not required to purchase the minimum amount of SR from us that year.  Due to the tight supply of local Ilmenite and the price increases associated with our purchasing the Ilmenite, required for the production of SR, outside Malaysia, coupled with the increased price for energy, we did not sell any SR to Tronox in 2006 and do not anticipate a material amount of SR sales to Tronox in 2007.

In February 2004, we entered into an agreement with Engelhard Corporation to supply 100% of their 2004 requirements for a specific grade of ALUPREM.  On December 20, 2004, we entered into a new agreement with Engelhard Corporation to supply 100% of their 2005 requirement for a specific grade of ALUPREM.  We were notified on December 28, 2005 that the Engelhard Corporation would not renew the purchase order to supply 100% of their 2006 requirements.  As a result, sales to Engelhard in 2006 were approximately 75% lower than in 2005.

The substantial reduction in business from these two customers materially impacted our 2006 net sales and results from operations since these two customers had accounted for 31%, on a combined basis, in 2005 and 33% in 2004.

Geographic Distribution

We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  No individual foreign country accounted for 10% or more of our foreign sales in 2006.  In 2005, sales in the Netherlands accounted for 12% of our total sales and 32% of our foreign sales.  The increase in sales in the Netherlands in 2005 was a direct result of TMM's sale of SR to Tronox being shipped to the Netherlands in 2005 whereas the 2004 Tronox sales were shipped to the United States.  No other individual foreign country accounted for 10% or more of the foreign sales in either 2005 or 2004.  Sales to external customers are attributed to geographic area based on country of distribution.

A summary of the Company's sales by geographic area is presented below:

	2006		2005		2004
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$15,555	60%	$20,637	63%	$22,787	75%
Canada, Mexico & South America	3,362	13%	2,688	8%	2,627	9%
Pacific Rim	1,702	6%	1,820	6%	2,578	8%
Europe, Africa & Middle East	5,460	21%	7,524	23%	2,484	8%
Total Sales	$26,079	100%	$32,669	100%	$30,476	100%

Table_Contents                                                                                - 7 -

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

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of March 23, 2007, we do not have a significant backlog of customer orders.

Table_Contents                                                                                - 8 -

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products.  Six of TOR's products, HITOX (4/30/2015), ALUPREM (7/29/2013), HALTEX (7/28/2012), BARTEX (2/24/2017), OSO® (6/6/2009) and TITOX® (5/26/2012), are marketed under names which have been registered with the United States Patent and Trademark Office.  Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2006, our US operation had 36 full-time employees, our European operation employed 18, and our Asian operation had 126 employees, of which 62 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all our employees are good.

Available Information

TOR's internet website address is www.torminerals.com.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1 A.	Risk Factors

In addition to the factors discussed in the Forward-Looking Statement section provided at the beginning of this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.  In addition, you should know that the risks and uncertainties described below are not the only ones we face.  Unforeseen risks could arise and problems or issues that we now view as minor could become more significant.  If we were unable to adequately respond to any risks, our business, financial condition and results of operations could be materially adversely affected.  Additionally, we cannot be certain or give any assurances that any actions taken to reduce known risks or uncertainties will work.

Our foreign debt is subject to subjective acceleration provisions and demand provisions that allow our lending institutions to accelerate payment at any time.  If our foreign debt were accelerated under the demand provisions, our working capital and financial condition would be severely impacted.

Our subsidiaries have loan agreements with banks in Malaysia and the Netherlands that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia and the Netherlands for such facilities.  At December 31, 2006, our foreign debt consisted of $811,000 under the short-term credit facilities and $2,764,000 under the term loans and financial lease agreements.

The foreign banks have made no indication that they will demand payment of any of our loans in Malaysia or the Netherlands; however, there can be no assurances that this debt will not be called in the future.  At December 31, 2006, TP&T's bank debt totaled $2,984,000, of which, TOR (which conducts our US operations from Corpus Christi, Texas) has guaranteed $1,257,000.  If the Netherlands bank were to make demand of TP&T's debt and TP&T could not refinance that debt with another lending institution, TOR's guarantee could be enforced by TP&T's lender.  If this were to occur, it could result in TOR not being in compliance with the covenants relating to TOR's US credit facilities (which totaled $4,495,000 as of December 31, 2006), and could cause an acceleration/demand of the US debt.

Table_Contents                                                                                - 9 -

If demand is made by the banks, we may require additional debt or equity financing to meet our working capital and operational requirements or, if required, to refinance maturing or demanded indebtedness.  Should we find it necessary to raise additional funds, we may find that such funds are either not available or available only on terms that are unattractive in terms of shareholders' interest, or both, and if this debt could not be repaid or refinanced, the banks could foreclose and sell our foreign operations or hold same as collateral security for these loans, and pursue collection against our guarantees of such loans which would adversely affect our financial condition and liquidity.  (See "Liquidity, Capital Resources and Other Financial Information" on page 22).

We have one primary source for SR and if that source was not available, we could not produce our primary product, HITOX.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX which accounted for approximately 58% of our sales for the year ended December 31, 2006.

We are dependent on a limited number of customers and could experience significant revenue reductions if they use alternative sources.

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for 43%, 56% and 53% of our sales revenues in 2006, 2005 and 2004, respectively.  Though no single customer accounted for 10% or more of our 2006 sales revenue, sales to the Engelhard Corporation through a one year agreement and Tronox through a multi-year contract accounted for approximately 20% and 11%, respectively, of our total revenues in 2005 and 16% and 17%, respectively in 2004.

Foreign currency fluctuations could adversely impact our financial condition.

Because we own assets located outside the United States and have revenues and expenses in currencies other than the US Dollar, we may incur currency transaction and translation losses due to changes in the values of foreign currencies and in the value of the US Dollar.  Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering into derivative transactions pursuant to our hedging.  Translation exposure associated with translating the functional currency financial statements of our foreign subsidiaries into US Dollars is generally not hedged.  Upon translation to the US Dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations.  We cannot predict the effect of changes in exchange rate fluctuations upon future operating results.  (See "Foreign Operations - Impact of Exchange Rate" on page 31).

We borrow funds from time to time from members of our board of directors for working capital purposes.

In the past, we have had to borrow funds from members of our board of directors for working capital purposes.  At December 31, 2006, we had a $400,000 loan outstanding to our Chairman, Bernard Paulson, a 15.9% shareholder, through Paulson Ranch, Ltd, which was paid off in March 2007.  It is possible we could require additional working capital loans in the future, but also that such loans from our board members would not be available because they have made no commitment to provide additional loans.

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

Table_Contents                                                                               - 10 -

Increases in energy, freight and certain raw material costs could negatively affect future gross margins.

Increases in the costs of our energy, freight and certain raw materials have negatively affected our 2006, 2005 and 2004 gross margins.  In addition, the local Malaysian supply of Ilmenite is diminishing and it is anticipated that we will be required to purchase Ilmenite offshore at 70% to 100% higher prices starting in 2008 or 2009. The extent of these price increases on future gross margins will depend on future product mix and whether the cost increases can be absorbed through end customer price increases.  It is possible that increases in energy, freight costs and prices of raw materials will adversely impact our future results from operations if these increased costs cannot be offset by correspondingly higher sales prices.

Our US operation is located on the Gulf of Mexico coastline and could be adversely affected by hurricanes.

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

We currently derive a portion of our revenues from operations in Malaysia and the Netherlands and we source our SR from Malaysia, which is the critical raw material we require for the production of our primary product, HITOX.  We believe that currently the risks of doing business in Malaysia and the Netherlands are not significant, however, future risks of doing business in these countries which could result in losses against which we are not insured include, but are not limited to, the following:

•         Potential adverse changes in diplomatic relations of foreign countries with the United States

•         Terrorism

•         Disruptions caused by possible foreign conflicts

•         Hostility from local populations

•         Adverse effect of currency exchange controls

•         Restrictions on the withdrawal of foreign investment and earnings

•         Government policies against businesses owned by foreigners

•         Foreign exchange restrictions

•         Changes in taxation structure

Item 1 B.	Unresolved Staff Comments

As of the date of this report, we did not have any unresolved staff comments.

Item 2.	Properties

We believe that all of the facilities and equipment of the Company are adequately insured, in generally good condition, well maintained, and generally suitable and adequate to carry on our business.

United States Operation

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, and HALTEX.  During 2006, the Corpus Christi plant operated at approximately 45% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own.  The lease payment is subject to adjustment every five years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

Table_Contents                                                                               - 11 -

We own the improvements on the plant site, including a 3,400 square-foot office, a 5,000 square-foot laboratory building, a maintenance shop and several manufacturing and warehousing buildings containing a total of approximately 90,000 square feet of space.  The leased premises include approximately 350 lineal feet of bulkheaded industrial canal frontage, which provides access to the Gulf of Mexico intercoastal waterway system through the Corpus Christi ship channel.  This property is also serviced by a Company owned railroad spur that runs through our property to the canal.

The Corpus Christi plant and improvements are encumbered by a mortgage held by Bank of America, N.A.  (See "Liquidity - United States Operation" on page 24).

European Operation

Our European Operation, TOR Processing and Trade ("TP&T"), is located in Hattem, Netherlands, near the major shipping port of Rotterdam.  TP&T operated at approximately 40% of capacity in 2006.  The factory site, which the Company owns, was expanded in 2004 from approximately one acre to two acres and consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building which was purchased in July 2004, and a 10,000 square foot warehouse with a loading dock which was purchased in January 2005.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See "Liquidity - European Operation" on page 26).

Asian Operation

Our Asian Operations, TOR Minerals Malaysia, operates the SR manufacturing plant in Ipoh, Malaysia, and is close to the present source of their major raw material - ilmenite.  The plant site has 38 acres of land that TMM has a commitment to use through 2074.  TMM operated at approximately 48% of capacity in 2006.

TMM owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

The Malaysian plant and improvements are encumbered by liens held by HSBC Bank and RHB Bank.  (See "Liquidity - Asian Operation" on page 27).

Item 3.	Legal Proceedings

The Company is involved in routine litigation incidental to its business.  Management believes that the outcome of such litigation will not have a material adverse affect on its financial position, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2006.

Table_Contents                                                                               - 12 -

Executive Officers

 The names of the members of the Company's executive officers at February 28, 2006, each of whom is elected annually, are set forth below:

Name	Age	Position	Since
Olaf Karasch	50	President and Chief Executive Officer	2006
Mark Schomp	47	Executive Vice President	2006
Hee Chew Lee	51	Vice President, Asian Operations	2002
Steven H. Parker	56	Treasurer and Chief Financial Officer	2007
Elizabeth Morgan	66	Secretary	1988

Dr. Olaf Karasch, President and Chief Executive Officer  -  Dr. Olaf Karasch was appointed President and Chief Executive Officer by the Board on July 1, 2006.  Dr. Karasch resides in Germany and offices at our European operation, TP&T, located in Hattem, Netherlands.  Dr. Karasch had served as Executive Vice President, Operations, since September 4, 2002.  Dr. Karasch had served as Managing Director of TP&T since joining the Company on May 16, 2001.  In January 1996, Dr. Karasch was managing director for Flohme Chrome Plating and Plasma Coating.  In 1997, he joined the Royal Begemann Group in the Netherlands until its purchase by TOR in 2001.  Dr. Karasch received his Ph.D. in Mineralogy at Reinisch-Westfalische University in Aachen, Germany where he specialized in submicronization (particle size reduction below one micron).

Mark Schomp, Executive Vice President  -  Mark Schomp was appointed Executive Vice President by the Board on July 1, 2006.  Mr. Schomp had served as Vice President, Sales and Marketing since September 4, 2002.  Mr. Schomp is a Chemical Engineer who spent 15 years in sales and sales management with Alusuisse-Lonza, a large European manufacturer of aluminum, specialty aluminas, and other products.  He has wide experience in selling pigments and fillers for plastics and coatings applications.  Mr. Schomp joined the Company's sales department in 2001.

Hee Chew Lee, Vice President, Asian Operations  -  Hee Chew Lee was appointed Vice President, Asian Operations, by the Board on December 5, 2002.  Mr. Lee, a Chemical Engineer, joined TOR in 1994 as General Manager and has served as the Managing Director of our Asian operation, TMM, since 1998.

Steven H. Parker, Treasurer and Chief Financial Officer  -  Steven H. Parker was appointed Treasurer and Chief Financial Officer by the Board on January 1, 2007.  Prior to joining the Company, Mr. Parker served as Group Director of Financial Shared Services of the Orthopedic Global Business Unit of Smith and Nephew, a global medical device manufacturer, in 2006 and International Director of Finance from 1997 to 2005.  Mr. Parker has a Masters of Business Administration from the University of Memphis and is a CPA.

Elizabeth Morgan, Secretary  -  Elizabeth Morgan has served as Secretary since November 1988, Director Administration since 1999 and as Assistant to the President since September 1988.  Prior to joining the Company, she served as Administrative Assistant to the President of Carl Oil & Gas Co., an independent oil and gas exploration company based in Corpus Christi, Texas.

No executive officer of the Company has any family relationship with any other director or executive officer of the Company.

Table_Contents                                                                               - 13 -

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market for Common Equity

We became a publicly owned company in December 1988.  Prior to that time, our stock was not listed or traded on any stock exchange.  From February 7, 1989 to February 10, 1995, our common stock was listed and traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ).  A reduction in net tangible assets, along with annual net losses, required our securities to be moved from the NASDAQ National Market System to the NASDAQ SmallCap Market System, currently known as the NASDAQ Capital Market, effective February 10, 1995 (symbol: TORM).

The table below sets forth the high and low closing sales price per share of our common stock for the periods indicated, according to NASDAQ.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2006	High	$2.920	$2.750	$2.250	$2.840
	Low	2.120	2.000	1.520	1.820
2005	High	$6.110	$6.480	$6.100	$5.640
	Low	5.100	5.000	4.900	3.950

No cash dividends have ever been paid on our Common Stock.  Except and as otherwise required by the terms of our Series A Convertible Preferred Stock, we currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of holders of record of TOR's Common Stock as of March 23, 2007 was 100.

Series A 6% Convertible Preferred Stock Dividends

On December 6, 2006, we declared a dividend, in the amount of $15,000, for the quarterly period ending December 31, 2006, payable on January 1, 2007, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2006.  Dividends declared on the Series A Convertible Preferred Stock totaled $60,000 in 2006 and 2005.

Issuer Purchases of Equity Securities

The Company has no reportable purchases of equity securities.

Table_Contents                                                                               - 14 -

Equity Compensation Plan

The following table provides information as of December 31, 2006, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	785,200	$2.602	235,500
Equity compensation plans not approved by security holders	--		--
Total	785,200	$2.602	235,500

The Company's 1990 Incentive Stock Option Plan ("ISO") for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At December 31, 2006, the 1990 Plan had 87,400 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders' meeting on May 14, 2004, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At December 31, 2006, the Plan had 697,800 options outstanding, 116,700 exercised and 235,500 available for future issuance.

Both the 1990 Plan and the Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

For the twelve month periods ended December 31, 2006, 2005 and 2004, the Company recorded $163,000, $360,000 and $458,000, respectively, in stock-based employee compensation expense.  This compensation expense is included in the general and administrative expenses in the accompanying consolidated income statements.

The Company granted 96,200, 99,800 and 135,100 options during the twelve month periods ended December 31, 2006, 2005 and 2004, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve month periods ended December 31, 2006, 2005 and 2004 was $1.52, $4.05 and $3.06, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2006	2005	2004
Risk-free interest rate	5.03%	3.87%	3.96%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.83	0.81	0.85
Expected term (in years)	6.71	5	5

Table_Contents                                                                               - 15 -

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

The number of options exercisable at December 31, 2006, 2005 and 2004 was 597,160, 591,790 and 476,450, respectively.  The weighted-average remaining contractual life of those options is 6.3 years.  Exercise prices on options outstanding at December 31, 2006, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding
2006	2005	2004	Range of Exercise Prices
92,900	95,150	126,250	$ 0.92 - $ 1.99
548,400	502,700	511,700	$ 2.00 - $ 2.99
600	4,000	4,600	$ 3.00 - $ 3.99
95,500	105,500	115,500	$ 4.00 - $ 4.99
20,800	123,300	101,900	$ 5.00 - $ 5.99
27,000	77,000	-	$ 6.00 - $ 6.11
785,200	907,650	859,950

As of December 31, 2006, there was $261,000 of total option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.3 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of the Company's common stock from January 1, 2002 to December 31, 2006 to the cumulative total return over such period of the (i) NASDAQ/Industrial Index, (ii) NASDAQ Composite Index, and (iii) KMG Chemicals, Inc.  The graph assumes that $100 was invested on January 1, 2002 in the Company's common stock, in the common stock of KMG Chemicals, Inc., in the NASDAQ/Industrial Index and the NASDAQ Composite Index.  The cumulative total return of the NASDAQ/Industrial Index and the NASDAQ Index does not assume the reinvestment of dividends.  The Company selected KMG Chemicals for comparison purposes based on their similar line of business.  Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

Table_Contents                                                                               - 16 -

Item 6.	Selected Financial Data
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
NET SALES	$26,079	$32,669	$30,476	$24,127	$16,269
Cost of sales	20,939	26,318	23,911	18,297	12,245
GROSS MARGIN	5,140	6,351	6,565	5,830	4,024
Technical services and research and development	239	376	453	473	200
General, administrative and selling expenses	4,160	4,506	4,567	3,680	3,215
(Gain) loss on disposal of assets	1	(12)	55	-	-
OPERATING INCOME	740	1,481	1,490	1,677	609
OTHER INCOME (EXPENSE):
Interest income	17	10	8	-	-
Interest expense	(547)	(412)	(236)	(295)	(317)
Gain (loss) on foreign currency exchange rate	(135)	(125)	23	(76)	81
Other, net	20	-	2	19	(48)
INCOME BEFORE INCOME TAX	95	954	1,287	1,325	325
Income tax expense	2	471	183	61	17
NET INCOME	$93	$483	$1,104	$1,264	$308
Less: Preferred Stock Dividends	60	60	56	-	-
Income Available to Common Shareholders	$33	$423	$1,048	$1,264	$308

Income per common shareholder:
Basic	$0.00	$0.05	$0.14	$0.18	$0.05
Diluted	$0.00	$0.05	$0.13	$0.17	$0.04

Weighted average common shares outstanding:
Basic	7,836	7,812	7,735	7,059	6,154
Diluted	7,873	8,129	8,034	7,240	7,138

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$896	$1,280	$341	$381	$121
Working capital	9,638	7,630	5,535	2,769	1,181
Total assets	38,011	34,035	33,634	25,542	21,497
Total long-term debt and capital leases	7,659	6,667	4,681	1,642	1,193
Shareholders' equity	24,829	22,952	22,713	15,922	13,869

Table_Contents                                                                               - 17 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics, catalysts and solid surface applications.  We have operations in the US, Asia and Europe.

Our US Operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, and HALTEX.  The facility is also the Global Headquarters for the Company.  The Asian Operation, located in Ipoh, Malaysia, manufactures SR and HITOX and our European Operation, located in Hattem, Netherlands, manufactures Alumina based products.  (See "Our Products" on page 4).

Approximately 40% of the 2006 sales are outside of the United States.  Of these sales, approximately 52% are in currencies other than the US Dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the US Dollar.  (See "Foreign Operations - Impact of Exchange Rate" on page 31).

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

As announced last year, the Engelhard Corporation did not renew their annual purchase agreement for 2006.  In addition, Tronox did not purchase any SR from us in 2006.  Sales to Engelhard and Tronox represented approximately 20% and 11%, respectively, of our net sales in 2005.

Our 2006 sales were down approximately 20% from 2005 due primarily to a decrease in volume related to the loss of the Engelhard and Tronox business in 2006 which account for approximately 27% of the decline in sales.  Offsetting this loss in business was an increase of approximately 7% due to an increase in volume and price of our other product lines.

Net income was down approximately 81% from 2005.  Negatively impacting net income was a reduction in SR production at TMM of approximately 25% due to the reduction in sales to Tronox.  As a result, TMM did not produce SR for five months during 2006 resulting in under absorbed costs of approximately $696,000 compared to $335,000 in 2005.  In addition, the reduction in ALUPREM sales to Engelhard, partially offset by an increase in sales volume to European customers, resulted in unabsorbed costs at TP&T of approximately $150,000.

As announced in January, 2007, we received a purchase order from BASF AG ("BASF") for deliveries of Alumina in 2007 with the possibility of an extension into 2008.  However, the purchase order does not contain a minimum purchase requirement by BASF.  If BASF purchases quantities of Alumina in 2007 at levels presently estimated, the net sales generated by the purchase order could exceed 10% of our 2007 annual sales revenue.

Table_Contents                                                                               - 18 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

Results of Operations

Net Sales:  Consolidated net sales for 2006 decreased approximately 20% compared with 2005.  Net sales are lower primarily due to the decrease in Aluprem sales to Engelhard of approximately 16% and SR sales to Tronox of approximately 11%.  Offsetting this decrease were pricing increases throughout all product lines and volume increases in the HITOX, ALUPREM and BARTEX product lines, offset partially by decreases in sales of our other product lines.  These increases are primarily due to a growth in sales throughout Europe, Asia and Central and South America.

Consolidated net sales for 2005 increased approximately 7% compared with 2004.  Net sales were higher primarily due to pricing increases throughout all product lines and volume increases in the HITOX and ALUPREM product lines, offset partially by decreases in sales of our other product lines.  These increases were primarily due to the continued strengthening of the economy in the US and the rest of the world.

Following is a summary of our consolidated products sales for 2006, 2005 and 2004 (in thousands):

Product	2006		2005		2004
HITOX	$15,091	58%	$13,996	43%	$12,053	40%
ALUPREM	6,201	24%	10,599	32%	8,111	27%
SR	11	0%	3,722	11%	5,217	17%
BARTEX	3,114	12%	2,804	9%	2,998	10%
HALTEX	924	3%	861	3%	1,119	3%
OTHER	738	3%	687	2%	978	3%
Total	$26,079	100%	$32,669	100%	$30,476	100%

  HITOX sales increased approximately 8% in 2006 as a result of increases in volume and price.  Hitox sales increased in our European and Asian markets approximately 43%, primarily related to an increase in volume, while sales to our US customers remained flat.  In 2005, Hitox sales increased approximately 16% as a result of increases in volume and price primarily to our US customers.

  ALUPREM sales decreased approximately 41% in 2006 primarily due to the loss of the Engelhard business.  Engelhard represented approximately 6% of our total consolidated sales and 26% of our total ALUPREM sales in 2006 compared to 20% and 63%, respectively, in 2005 and 16% and 59%, respectively, in 2004.  Other ALUPREM sales in the US market deceased approximately 15%.  Offsetting the decrease was an increase of approximately 30% in sales of ALUPREM in the European market.  In 2005, ALUPREM sales increased approximately 31% relating to increases in volume and price.  Demand from Engelhard Corporation (under a one year purchase agreement) accounted for the majority of the increase.  On December 28, 2005, we were notified by the Engelhard Corporation that it was not renewing its purchase order in 2006.

  SR sales were not material as we did not sell SR to Tronox in 2006.  In 2005, SR sales to Tronox represented approximately 11% of our total consolidated sales and 100% of our SR sales.  Sales in 2005 were down from 2004 approximately 27%.

  BARTEX sales increased approximately 11% in 2006 as a result of increases in volume and price.  In 2005, BARTEX sales decreased approximately 6% as a result of a decrease in volume, partially offset by an increase in price.

  HALTEX sales increased approximately 7% as a result of an increase in price, offset by a decrease in volume.  In 2005, HALTEX sales decreased approximately 23% as a result of a decrease in volume, partially offset by an increase in price.

  Other Product sales increased approximately 7% as a result of an increase in volume and price.  In 2005, the decrease in other product sales of approximately 30% was primarily related to trial purchase of Synflux in 2004.

Table_Contents                                                                               - 19 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

Our net sales to customers in the US represented approximately 60% of our total consolidated sales, down from 63% in 2005 and 75% in 2004.  The decrease is primarily due to the loss of the Engelhard business in 2006.  Foreign sales included higher sales of HITOX in Canada, Central and South America and Asia, as well as an increase in sales in Europe of both HITOX and ALUPREM.

In 2005, our net sales to customers in the US decreased approximately 10%.  This decrease was offset by an increase in foreign net sales of approximately 56%.  The shift is primarily due to shipments of SR to Tronox being shipped to US ports in 2004 and foreign ports in 2005.

United States Operation

Following is a summary of net sales for our US operation for 2006, 2005 and 2004 (in thousands):

Product	2006		2005		2004
HITOX	$10,729	60%	$10,938	48%	$9,273	46%
ALUPREM	2,654	15%	7,880	34%	6,131	30%
BARTEX	3,114	17%	2,804	12%	2,998	15%
HALTEX	924	5%	861	4%	1,119	6%
OTHER	447	3%	413	2%	679	3%
Total	$17,868	100%	$22,896	100%	$20,200	100%
  HITOX sales decreased approximately 2% in 2006 as compared to 2005 primarily due to a decrease in volume.  In 2005, HITOX sales increased approximately 18%, as compared to 2004, as a result of increased volume and price increases.
  ALUPREM sales decreased approximately 66%, of which approximately 63% related to the loss of the Engelhard business in 2006.  In 2005, ALUPREM sales to Engelhard accounted for approximately 84% of the US operation's ALUPREM sales and 78% in 2004.

European Operation

Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our US operation for distribution to our North American customers.  During the second quarter 2005, TP&T began purchasing HITOX from our Asian operation for distribution in Europe.  The following table represents TP&T's ALUPREM and HITOX sales (in thousands) for 2006, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

Product	2006		2005		2004
HITOX	$1,144	24%	$699	20%	$--	0%
ALUPREM	3,547	75%	2,719	79%	1,980	100%
OTHER	66	1%	20	1%	--	0%
Total	$4,757	100%	$3,438	100%	$1,980	100%

  HITOX sales increased 64% in 2006 compared to 2005 primarily due to an increase in volume.  These sales accounted for 24% of TP&T's total 2006 sales and 20% of 2005 sales.  Prior to the second quarter 2005, European HITOX customers had been serviced by our Asian operation.

  ALUPREM sales increased 30% in 2006 compared to 2005 primarily due to an increase in volume.  These sales are made primarily in Europe and the year over year increase is due primarily to TP&T expanding their customer base.  In 2005, ALUPREM sales increased approximately 37% compared to 2004 primarily due to an increase in volume.

Table_Contents                                                                               - 20 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

Asian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our Corpus Christi operation and TP&T.  The following table represents TMM's sales (in thousands) for 2006, 2005 and 2004 to third party customers.  All inter-company sales have been eliminated.

Product	2006		2005		2004
HITOX	$3,218	93%	$2,359	37%	$2,780	33%
SR	11	0%	3,722	59%	5,217	63%
OTHER	225	7%	254	4%	299	4%
Total	$3,454	100%	$6,335	100%	$8,296	100%

  HITOX sales increased approximately 36% in 2006 as compared to 2005 primarily due to an increase in volume related to an increase in the Asian customer base.  In 2005, Hitox sales decreased approximately 15% as compared to 2004 primarily due to the shift in European sales to our European operation during the second quarter of 2005.

  SR sales decreased in 2006 as a result of not to selling SR to Tronox.  In 2005, SR sales decreased approximately 29% as compared to 2004 primarily due to a decrease in volume to Tronox.

Gross Margin:  Gross margin remained essentially flat at 19.7% in 2006 compared to 19.4% in 2005.  There were a number of offsetting factors affecting gross margin.

The primary positive factors were:

  average selling prices were up 5% from the prior year
  natural gas consumption savings were generated by a new Hitox production process direct labor cost savings were achieved through improved plant process efficiencies

The offsetting negative factors were:

  increased shut down costs in the Asian operation on curtailed third party Synthetic Rutile net sales under absorption of fixed manufacturing costs in the European operation on lower production volumes on the lost Engelhard Alumina volumes increased fuel oil costs in the Asian operation due to the increase in the price of fuel oil

Last year our gross margin decreased two percentage points, from 21.5% in 2004 to 19.4% in 2005.  Factors affecting our 2005 gross margin include the following:

  increased energy costs at each of our three operations
  under absorption at both the US operation and the European operation primarily related to an increase in repairs and labor during the second and third quarters related to mechanical difficulties under absorption of fixed manufacturing costs at the Asian operation due to lower production volumes of SR being produced in 2005 compared to 2004 increase raw material costs, primarily at our European operation increase freight costs associated with shipping our ALUPREM products from Europe to our customers in the United States losses on foreign exchange cash flow hedges of inter-company Euro based purchases

Partially offsetting the gross margin decreases were price/volume/mix improvements.

Table_Contents                                                                               - 21 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

General, Administrative and Selling Expenses:  General, administrative and selling expenses in 2006 and 2005 decreased from the prior year approximately $346,000 and $61,000, respectively.  The decrease in 2006 was primarily related to a reduction in staff at the US Operation and travel related expense, offset by higher accounting fees related to compliance measures related to Section 404 of the Sarbanes-Oxley Act.

Interest Expense:  Interest expense in 2006 and 2005 from the prior year increased approximately $135,000 and $176,000, respectively.  Interest expense at the US operation increased $127,000 and $118,000, respectively, primarily due to a larger average outstanding balance on our line of credit and an increase in long term debt.  TP&T's interest expense increased approximately $18,000 and $104,000, respectively, due primarily to the additional long-term debt for their facility expansion and a new capital lease for equipment in 2005.  TMM's interest expense decreased approximately $10,000 and $46,000, respectively, primarily due to a decrease in the utilization of its line of credit and ECR financing.

Income Taxes:  We recorded income taxes in 2006, 2005 and 2004 of approximately $2,000, $471,000 and $183,000, respectively.  The following table represents the components of our income tax expense:

Components of Income Tax Expense	Year Ended December 31,
	2006			2005			2004
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$-	$-	$-	$-	$-	$-	$-	$-
State	10	-	10	5	-	5	32	-	32
Foreign	-	(8)	(8)	-	466	466	-	151	151
Total Income Tax	$10	$(8)	$2	$5	$466	$471	$32	$151	$183

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents decreased $384,000 from the end of 2005 to the end of 2006.  Operating activities used $896,000 and investing activities used $756,000.  Financing activities provided cash of $1,171,000.  The effect of the exchange rate fluctuations accounted for an increase in cash of $97,000.

	Year Ended December 31,
(In thousands)	2006	2005	2004
Net cash provided by (used in)
Operating activities	$(896)	$2,543	$2,326
Investing activities	(756)	(2,382)	(5,665)
Financing activities	1,171	1,191	3,359
Effect of exchange rate fluctuations	97	(413)	(60)
Net change in cash and cash equivalents	$(384)	$939	$(40)

Table_Contents                                                                               - 22 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

Operating Activities

Cash provided by operating activities in 2006 decreased approximately $3,439,000 compared to 2005.  The following are the major changes in working capital affecting cash provided by operating activities:

  Accounts Receivable:  Accounts receivable decreased approximately $441,000 from the end of 2005 to the end of 2006.  Accounts receivable at the US operation decreased $531,000 and the Asian operation's decreased $37,000 primarily due to lower sales in the fourth quarter sales 2006; and the European operation's increased $127,000 primarily due to higher fourth quarter sales in 2006.

  Inventories: Inventories increased approximately $3,396,000 from the end of 2005 to the end of 2006.  Inventories at the US operation increased $1,505,000 primarily as a result of an increase in finished goods inventories (primarily HITOX) of approximately $749,000 and raw materials of approximately $960,000, offset by a reduction in work in process of approximately $204,000.   Inventories at the European operation increased approximately $175,000 primarily relating to an increase in finished goods.  Inventories at the Asian operation increased $1,716,000 primarily related to an increase in SR inventory scheduled for shipment to the US operation during the first quarter 2007.

  Other Current Assets:  Other current assets increased approximately $163,000 from the end of 2005 to the end of 2006 primarily due to a deposit by the Asian operation of approximately $281,000 for the purchase of raw materials for SR, offset by a reduction at the European operation relating to a reduction in VAT tax and other miscellaneous prepaid expenses of approximately $105,000 and approximately $13,000 at the US operation.

  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased approximately $382,000 from the end of 2005 to the end of 2006 primarily relating to an increase in accrued inventory at the Asian operation of approximately $766,000.  Offsetting this increase was a decrease of approximately $339,000 at the US operation and $45,000 at the European operation.

Investing Activities

Cash used in investing activities decreased approximately $1,626,000 from the end of 2005 to the end of 2006.  Net investments for each of the Company's three operations are as follows:

  US Operation:  We invested approximately $315,000 primarily related to the new production equipment.

  European Operation:  We invested approximately $40,000 at TP&T primarily for new production equipment.

  Asian Operation:  We invested approximately $401,000 at TMM primarily related to equipment upgrades for the production of SR.

Financing Activities

Financing activities provided cash of approximately $1,171,000 for the twelve-month period ending December 31, 2006.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Borrowings on our US line of credit increased $1,300,000 primarily related to the financing of investing activities and working capital.  TP&T's line of credit increased approximately $519,000 primarily for working capital.

  Capital Lease - European Operation:  TP&T's capital lease was reduced approximately $61,000.

  Long-term Debt - US Operation:  Our US long-term debt to financial institutions decreased approximately $398,000 and long term related party debt decreased $100,000.

  Long-term Debt - European Operation:  TP&T's net long-term debt decreased approximately $295,000.

  Long-term Debt - Asian Operation:  TMM's long term debt increased approximately $241,000 for the purpose of upgrading the operations plant and machinery.

  Issuance of Common Stock Options:  The Company received proceeds of approximately $25,000 in 2006 as a result of employees and Directors exercising their common stock options.

  Preferred Stock Dividends:  The Company paid dividends of $60,000 on its Series A convertible preferred stock, or $0.30 per share.

Table_Contents                                                                               - 23 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

Liquidity

The terms of our borrowings contain restrictions and covenants, including subjective acceleration clauses and demand clauses on our foreign debt and covenants on our US debt based on our performance.  Our failure to comply with such restrictions and covenants, or the exercise of subjective acceleration or demand clauses, could adversely affect our financial position.  We believe that we have adequate liquidity for fiscal year 2007 and expect to maintain compliance with all financial covenants throughout 2007.  Following is a summary of our long-term debt and notes payable:

(In thousands)	December 31,
	2006	2005
Other indebtedness, note payable to Paulson Ranch, a related party, with an effective interest rate of 12.25% at December 31, 2006, paid off on March 15, 2007	$400	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at December 31, 2006, due May 1, 2007.	100	341
Term note payable to a US bank, with an interest rate of 8.25% at December 31, 2006, due November 30, 2010.	870	1,017
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at December 31, 2006, due June 1, 2009. (338 Euro)	446	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at December 31, 2006, due July 1, 2029. (440 Euro)	580	544
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at December 31, 2006, due January 31, 2030. (436 Euro)	575	538
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at December 31, 2006, due July 31, 2015. (433 Euro)	572	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at December 31, 2006, due June 30, 2010	272	29
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 8.25% at December 31, 2006, due October 1, 2008.	3,525	2,225
Total	7,340	6,326
Less current maturities	980	1,152
Total long-term debt and notes payable	$6,360	$5,174

United States Operation

We amended and restated our previous loan agreement with Bank of America, N.A. (the "Bank") on November 29, 2006.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the "Line") from October 1, 2007 to October 1, 2008.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At December 31, 2006 and 2005, the outstanding balance on the Line was $3,525,000 and 2,225,000, respectively, and we had $412,000 and $1,328,000, respectively, available on that date based on eligible accounts receivable and inventory borrowing limitations.

Table_Contents                                                                               - 24 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

On February 28, 2007, we amended our current loan agreement with the Bank.  Under the terms of the amendment, the Bank revised the basis for determining the "Borrowing Base" and "Eligible Inventory" to the following:  "Borrowing Base" means the sum of 80% of Borrower's Eligible Accounts Receivable plus the lesser of (x) 50% of Borrower's Eligible Inventory or (y) $3,500,000.  "Eligible Inventory" for purposes of determining the borrowing base under the Company's line of credit with the Bank with the effect that the amendment expands the definition of Eligible Inventory to now permit Synthetic Rutile to be included in the borrowing base for ascertaining the amount of permitted borrowings by the Company, provided that it has been purchased by the Company and is in transit from TOR Minerals Malaysia, a wholly-owned subsidiary of the Company, to the Company's facility at Corpus Christi, Texas, is fully insured on terms acceptable to the lender and is evidenced by bills of lading and other documents acceptable to the Bank.  The value of all Qualified Synthetic Rutile shall not exceed $3,000,000 for purposes of this calculation.

Our existing term loan ("Loan") with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the amendment.  The monthly principal payment on the Loan is $20,064.  At December 31, 2006 and 2005, the Loan had an unpaid balance of $100,000 and $341,000, respectively.  Both the Line and the Loan are secured by our US property, plant and equipment, as well as inventory and accounts receivable.

In addition, we entered into a real estate term loan (the "Term Loan") with the Bank on December 13, 2005, in the amount of $1,029,000 which is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank's Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the "final payment" of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at December 31, 2006 and 2005, was $870,000 and $1,017,000, respectively.

The Agreement contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations.  The Agreement also requires us to notify the Bank upon the occurrence of a "material adverse event", which among other items, is considered to be an event that may adversely affect our financial condition, business, properties, operations, the Bank's collateral or the Bank's ability to enforce its rights under the Agreement.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio - Required to be less than or equal to 2.0 to 1.0.  At December 31, 2006 and 2005, the Company's Debt to Net Worth Ratio was 0.4 to 1.0 and 0.3 to 1.0, respectively.

  Current Ratio - Required to be at least 1.1 to 1.0.  At December 31, 2006 and 2005, the Company's Current Ratio was 2.5 to 1.0.

  Fixed Charge Coverage Ratio - Required to be at least 1.25 to 1.0.  For the four quarters ended December 31, 2006 and 2005, the Company's Fixed Charge Coverage Ratio was 1.63 to 1.0 and 2.6 to 1.0, respectively.

  Maintain a consolidated after tax profit for a rolling 12 month period.

As of and for the four quarters ended December 31, 2006 and 2005, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond December 31, 2006.

Related Parties

We entered into a loan and security agreement on December 12, 2003, with the Company's Chairman of the Board, Bernard Paulson, a 15.9% shareholder, through Paulson Ranch, Ltd.  Under the Agreement, Paulson Ranch made a loan to us in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate".  The loan, which is subordinate to Bank of America, N.A., is secured by our assets.  Accrued interest is paid monthly.  The principal balance outstanding at December 31, 2006 and 2005 was $400,000 and $500,000, respectively.  The loan proceeds were used for working capital.  The Company paid the outstanding principal balance of $400,000 and accrued interest to Paulson Ranch, Ltd., on March 15, 2007.

Table_Contents                                                                               - 25 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

European Operation

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility ("Credit Facility") with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T's line of credit increased from Euro 650,000 ($858,000) to Euro 1,100,000 ($1,451,780).  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.05%), will mature on December 31, 2009 and is secured by TP&T's accounts receivable and inventory.  At December 31, 2006 and 2005, TP&T had utilized Euro 614,000 and Euro 222,000, respectively ($811,000 and $262,000, respectively) of its short-term credit facility at an interest rate of Bank prime plus 2% (7% at December 31, 2006).

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T's credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TP&T's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($14,869).  The loan balance at December 31, 2006 and 2005 was Euro 338,000 and Euro 473,000, respectively ($446,000 and $560,000, respectively).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,133).  The loan balance at December 31, 2006 and 2005 was Euro 440,000 Euro 459,000, respectively ($580,000 and $544,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T's existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,067).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at December 31, 2006 and 2005 was Euro 436,000 and Euro 454,000, respectively ($575,000 and $538,000, respectively).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,500).  The loan is secured by TP&T's assets.  The loan balance at December 31, 2006 and 2005 was Euro 433,000 and Euro 483,000, respectively ($572,000 and $572,000, respectively).

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

Table_Contents                                                                               - 26 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

Asian Operation

On September 14, 2005, the Company's subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC").  The amendment increased the Bankers Acceptance from RM 500,000 ($142,000) to RM 3,780,000 ($1,071,000) and added a US Dollar term loan ("USD Loan") in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on June 30, 2007 the loan amount will be adjusted to what has been funded.

At December 31, 2006 and 2005, TMM had drawn down $272,000 and $29,000, respectively, on the USD Loan.  Monthly interest payments began in December 2005 based on an annual interest rate of 5.2%.  Monthly principal payments are scheduled to begin on July 1, 2007 and will continue through June 30, 2010.

TMM renewed its banking facility with HSBC on October 30, 2006, for the purpose of extending the maturity date of the current facility from October 31, 2006, to October 31, 2007.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($142,000), a bank guarantee of RM 300,000 ($85,000) and an ECR up to RM 8,000,000 ($2,267,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers' and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad ("RHB") for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($283,000) and an ECR up to RM 9,300,000 ($2,635,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($283,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.

  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,250,000 to $7,084,000) to be used for hedging purposes against TMM's sales based in currencies other than the Malaysian Ringgit (RM).

  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers' and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At December 31, 2006 and 2005, TMM was not utilizing their overdraft or their ECR facilities.

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

Table_Contents                                                                               - 27 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

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

Depreciation

All property, plant and equipment is depreciated on the straight line basis from 3 to 39 years.  On July 1, 2006, the Company's subsidiary, TMM, changed its depreciation method on $6,359,000 of plant assets from the "Units of Production" to the "Straight Line" method with a remaining depreciable life of 15 years.  The reason for the change is that we believe the units of production method no longer accurately reflects the useful or economic life of the plant assets based on the current units of production; and due to the variability of amounts produced annually, management cannot accurately estimate the remaining units of production.  The straight line method of depreciation over 15 years more accurately reflects the utilization of the assets and reflects the useful and economic life of the assets.

Bad Debts

We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  At December 31, 2006 and 2005, we maintained a reserve for doubtful accounts of approximately $28,000 and $63,000, respectively.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Table_Contents                                                                               - 28 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

Impairment of Goodwill

We adopted the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Intangible Assets", effective January 1, 2002.  Under the provisions of Statement No. 142, the value of our goodwill (with a carrying value of approximately Euro 1,460,000 or $1,927,000 based on December 31, 2006 exchange rate) is not subject to amortization.  We evaluate the carrying value of the goodwill at least annually, or more frequently if indicators of impairment are noted.  We identify potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired.  In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units.  In making this assessment, we rely on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques.  Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time.  There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.  It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2006.  There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

Valuation of Long-Lived Assets

The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2006.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Share Based Compensation

Prior to January 1, 2006, the Company elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure.  Under SFAS 148, the fair value for options is estimated at the date of grant using a Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  In addition, the Company recorded the effect of actual forfeitures on a go forward basis.

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

Table_Contents                                                                               - 29 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases

As of December 31, 2006, we leased 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority and manufacturing equipment from Banc of America Leasing & Capital, LLC.  The minimum future rental payments under these and other non-cancelable operating leases as of December 31, 2006 are as follows:

Years Ending December 31,
(In thousands)
2007	$336
2008	319
2009	310
2010	309
2011	247
Thereafter	840
Total minimum lease payments	$2,361

Except as noted above, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following is a summary of all significant contractual obligations, both on and off Balance Sheet, as of December 31, 2006, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2007	2008	2009	2010	2011	2012 +
Long-term Debt	$7,340	$980	$4,058	$445	$598	$117	$1,142
Capital Leases	366	83	83	83	83	34	-
Operating Leases	2,361	336	319	310	309	247	840
Foreign Currency Hedges	4,622	4,622	-	-	-	-	-
Total	$14,689	$6,021	$4,460	$838	$990	$398	$1,982

Other matters

Anticipated Capital Expenditures

At December 31, 2006 and 2005, we had $720,000 in assets not yet placed in service.  We had originally planned to construct an Alumina plant in the US in 2004 and begin utilizing these assets.  However, due to the need to quickly add Alumina production capacity in 2003, we elected to add production capacity at our existing Alumina plant at TP&T and delay the US plant construction.  Because of the versatility of these assets, this equipment can be used in the production of various grades of Alumina, HITOX and BARTEX.  As a result, we plan to phase these assets into service during 2007 and expand our production capacity of these products.  We perform an impairment analysis on the equipment annually.  Based on the analysis, no impairment was indicated at December 31, 2006 and 2005.

Inflation

Other than the increases in energy prices as described in Item 1 under "Raw Materials and Energy", general inflation has not had a significant impact on our business, and it is not expected to have a major impact in the foreseeable future.  Increases in energy pricing in 2006 and 2005 adversely affected our results of operations and are expected to continue to do so.

Table_Contents                                                                               - 30 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

Foreign Operations - Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TP&T in the Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  Malaysia imposed capital controls and fixed its Ringgit currency at 3.8 Ringgits per 1 US Dollar in September 1998.  However, on July 21, 2005, the Malaysian government announced that the exchange rate of the Ringgit would be allowed to operate in a managed float, with its value being determined by economic fundamentals.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to US Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet.  As of December 31, 2006 and 2005, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $909,000 and $72,000, respectively.  From the beginning of 2006 to the end of 2006, the US Dollar weakened against the Malaysian Ringgit, however, there was no material impact to net income.  This is due to the average exchange rate over 2006, which TMM's Statement of Operations in translated to the US Dollar, was approximately the same as the rates used over 2005.

TP&T's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to US Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2006 and 2005, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $1,825,000 and $1,194,000, respectively.  From the beginning of 2006 to the end of 2006, the US Dollar weakened against the Euro, however, there was no material impact to net income.  This is due to the average exchange rate over 2006, which TP&T's Statement of Operation is translated to the US Dollar, was approximately the same as the rates used over 2005.

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

On August 31, 2006, the Company entered into a natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program.  The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas.  The contract was settled based on the average closing natural gas market prices from September 26 through September 28, 2006.  The Company paid fixed prices averaging $6.02 per MM/Btu on notional quantities amounting to 15,000 MM/Btu's.  The fair value of the hedge decreased $24,000 from September 30, 2006 to October 1, 2006 due to the settlement of the hedge.  The recognition of this loss had no effect on the Company's cash flow.  At December 31, 2006 and 2005 there were no natural gas hedge contracts outstanding.

Foreign Currency Forward Contracts

The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  The Company measure hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  If no hedging relationship is designated, the derivative is marked to market through current earnings.

Table_Contents                                                                               - 31 -

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006, 2005 and 2004

At December 31, 2006, we marked the contracts to market, recording a net gain of approximately $81,000 as a component of "Other Comprehensive Income" and as a current asset on the balance sheet at December 31, 2006.  The recognition of this net gain had no effect on our cash flow.  At December 31, 2005, we marked the contracts to market, recording a net loss of approximately $107,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at December 31, 2005.  The recognition of this net loss had no effect on our cash flow.

Item 7 A.	Quantitative and Qualitative Disclosures about Market Risk

Natural Gas Price Risk

A substantial portion of TOR's products are manufactured utilizing natural gas as the main source of fuel.  The price of natural gas fluctuates as the market supply and demand change.  Accordingly, product margins and the level of profitability tend to fluctuate with these changes in the price of natural gas.  Using sensitivity analysis and a hypothetical 10% increase in the price of natural gas from the average price in effect during 2006, the increase in annual natural gas expense would reduce net income by approximately $140,000.

In addition, we selectively enter into natural gas derivative hedging transactions to help manage the exposure to natural gas price risks through the use of forwards contracts.  The net loss recognized in earnings in 2006 was approximately $24,000.  During 2005 and 2004, the hedging transactions were not significant.  TOR had no outstanding natural gas hedging transactions at December 31, 2006 and 2005.

Foreign Exchange Risk

TOR maintains operations in both Asia and Europe and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates.  Costs in some countries are incurred, in part, in currencies other than the applicable functional currency.  TOR's non-US operations account for approximately 31% of consolidated revenues and 74% of long-lived assets.  TOR selectively utilizes forward contracts to protect against the adverse effect the exchange rate fluctuations may have on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company).  These derivatives are generally designated as cash flow hedges for accounting purposes.

At December 31, 2006, we marked the contracts to market, recording a net gain of approximately $81,000 as a component of "Other Comprehensive Income" and as a current asset on the balance sheet at December 31, 2006.  The recognition of this net gain had no effect on our cash flow.  At December 31, 2005, we marked the contracts to market, recording a net loss of approximately $107,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at December 31, 2005.  The recognition of this net loss had no effect on our cash flow.

Interest Rate Risk

We are exposed to risk from changes in interest rates on certain of our outstanding debt.  As of December 31, 2006, we had $5,878,000 related to variable rate debt instruments.  The outstanding loan balances under our bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States, Europe and Asia.  The outstanding loan balance under our related party debt to Paulson Ranch, Ltd. bears interest at a variable rate based on the "Wall Street Journal Prime Rate" plus 4% .  A 10% change in variable interest rates would impact the 2007 interest expense by approximately $590,000 based on balances outstanding at December 31, 2006.

Table_Contents                                                                               - 32 -

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements or during any subsequent interim period.

Item 9 A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 ("Evaluation Date").  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

During the quarter ended December 31, 2006, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2006.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information which will be contained under the caption "Election of Directors" and "Principal Stockholders" in the Company's Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated by reference in response to this Item 10.  See Item 4, Part I of this Form 10-K for the caption "Executive Officers" for information concerning executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Information under the caption "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" which will be contained in the Company's Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

Table_Contents                                                                               - 33 -

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

The Company will provide to any person, without charge, upon written request, a copy of the Code of Ethics.  Such requests should be sent to the Company's Corporate Secretary, Elizabeth Morgan, at 722 Burleson Street, Corpus Christi, Texas  78402.

Corporate Governance

Information under the caption "Executive Compensation - Nomination of Directors", and "Election of Directors - Audit Committee" which will be contained in the Company's Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions "Principal Stockholders" and "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information under the captions "Certain Transactions" and "Election of Directors - Attendance and Independence", which will be contained in the Company's Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption "Principal Accountant Fees and Services", which will be contained in the Company's Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits
(a) The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Table_Contents                                                                               - 34 -

Exhibit No.	Description

2.1(2)	Purchase and Sale agreement effective March 1, 2000 between TOR Minerals International, Inc. and Megamin Ventures Sdn. Bhd.
2.2(5)	Asset purchase agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.3(5)	Closing agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.4(5)	Non-Compete agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group

3.1(14)	Certificate of Incorporation of the Company as amended through December 31, 2004
3.2(14)	By-laws of the Company, as amended through December 31, 2004

4.1(1)	Form of Common Stock Certificate
4.2(5)	Form of Convertible Subordinated Debenture of the Company and Renaissance US Growth and Income Trust, PLC, dated April 5, 2001, in the amount of $360,000

10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 Hitox Profit Sharing Plan & Trust
10.4(3) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(4)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(6)	Security and Loan Agreement with Paulson Ranch, dated April 5, 2001
10.7(7)	Subordination Agreement between the Company, Paulson Ranch, Ltd., and Bank of America, dated May 1, 2002
10.8(8)	Security and Loan Agreement with Paulson Ranch dated December 12, 2003
10.9(8)	Security and Loan Agreement with D & C H Trust dated December 12, 2003
10.10(8)	Security and Loan Agreement with Douglas MacDonald Hartman Family Irrevocable Family Trust dated December 12, 2003
10.11(9)	Form of Common Stock Purchase Agreement, dated January 16, 2004
10.12(9)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.13(11)	Master Lease Agreement with Bank of America Leasing & Capital, LLC ("BALC"), dated August 9, 2004
10.14(11) *	Schedule No. 1 to Master Lease Agreement with BALC, dated September 27, 2004
10.15(12)	Schedule No. 2 to Master Lease Agreement with BALC, dated December 21, 2004
10.16(14)	Loan Agreement with Bank of America, N.A., dated December 21, 2004
10.17(14)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.18(14)	Loan Agreement with RHB Bank, dated November 23, 2004
10.19(14) *	2004 Sale and Purchase Agreement with Engelhard Corporation, dated February 2, 2004
10.20(14) *	2005 Sale and Purchase Agreement with Engelhard Corporation, dated December 20, 2004
10.21 (13)	Sales Agreement with Tronox Incorporated (formerly a division of the Kerr-McGee Chemical, LLC), dated March 28, 2003, and effective April 1, 2003
10.22(14) **	Form of Incentive Stock Option Agreement for Officers A
10.23(14) **	Form of Incentive Stock Option Agreement for Officers B
10.24(14) **	Form of Nonqualified Option Agreement for Directors
10.25(14)	Allonge and Amendment to Promissory Note with Paulson Ranch, Ltd., dated February 1, 2005
10.26(14)	First Amendment to Security Agreement with Paulson Ranch, Ltd., dated February 1, 2005

Table_Contents                                                                               - 35 -

10.27	Loan Agreement with Rabobank, dated March 1, 2004
10.28(15)	Loan Agreement with Rabobank, dated July 6, 2004
10.29(16)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.30(17)	Schedule No. 3 to Master Lease Agreement with BALC, dated July 8, 2005
10.31(18)	Loan Agreement with Rabobank, dated July 19, 2005
10.32(19)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.33(20)	First Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated December 13, 2005
10.34(20)	Real Estate Term Loan with Bank of America, N.A., dated December 13, 2005
10.35(20)	Assignment of Leases and Rents (Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.36(20)	Assignment of Leases and Rents (Leasehold Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.37(20)	Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.38(20)	Leasehold Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.39(21)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.40(21)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.41	Allonge and Second Amendment to Promissory Note with Paulson Ranch, Ltd., dated February 1, 2006
10.42(23)	Schedule No. 4 to Master Lease Agreement with BALC, dated July 17, 2006
10.43(24)	Second Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated November 29, 2006
10.44(25)	Schedule No. 5 to Master Lease Agreement with BALC, dated December 29, 2006
10.45(26)	Third Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated February 28, 2007
10.46(27)	Loan Agreement with Rabobank, dated March 20, 2007
10.47	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TP&T) dated May 11, 2001

14.1	Code of Ethics

16.1(10)	Letter dated July 15, 2004 from Ernst & Young LLP to the Securities and Exchange Commission
16.2(22)	Letter dated July 14, 2006 from UHY Mann Frankfort Stein & Lipp CPAs, LLP to the Securities and Exchange Commission

21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV

23.1	Consent of UHY LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table_Contents                                                                               - 36 -

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company's March 1, 2000 Form 8-K
(3)	Incorporated by reference to the exhibit filed with the Company's May 25, 2000 Form S-8
(4)	Incorporated by reference to the exhibit filed with the Company's December 31, 2000 Form 10-K
(5)	Incorporated by reference to the exhibit filed with the Company's May 16, 2001 Form 8-K
(6)	Incorporated by reference to the exhibit filed with the Company's June 30, 2001 Form 10-QSB
(7)	Incorporated by reference to the exhibit filed with the Company's March 31, 2002 Form 10-QSB
(8)	Incorporated by reference to the exhibit filed with the Company's December 12, 2003 Form 8-K
(9)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(10)	Incorporated by reference to the exhibit filed with the Company's July 14, 2004 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company's October 5, 2004 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company's December 22, 2004 Form 8-K
(13)	Incorporated by reference to exhibit 10.2 filed with the Company's Registration Statement on Form S-3/A (No. 333-114483) filed August 16, 2004
(14)	Incorporated by reference to the exhibit filed with the Company's December 31, 2004 Form 10-K
(15)	Incorporated by reference to the exhibit filed with the Company's January 3, 2005 Form 8-K
(16)	Incorporated by reference to the exhibit filed with the Company's June 27, 2005 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company's July 8, 2005 Form 8-K
(18)	Incorporated by reference to the exhibit filed with the Company's July 19, 2005 Form 8-K
(19)	Incorporated by reference to the exhibit filed with the Company's September 14, 2005 Form 8-K
(20)	Incorporated by reference to the exhibit filed with the Company's December 13, 2005 Form 8-K
(21)	Incorporated by reference to the exhibit filed with the Company's December 22, 2005 Form 8-K
(22)	Incorporated by reference to the exhibit filed with the Company's June 14, 2006 Form 8-K
(23)	Incorporated by reference to the exhibit filed with the Company's July 17, 2006 Form 8-K
(24)	Incorporated by reference to the exhibit filed with the Company's November 29, 2006 Form 8-K
(25)	Incorporated by reference to the exhibit filed with the Company's December 29, 2006 Form 8-K
(26)	Incorporated by reference to the exhibit filed with the Company's February 28, 2007 Form 8-K
(27)	Incorporated by reference to the exhibit filed with the Company's March 20, 2007 Form 8-K

*	Confidential treatment has been granted for certain portions of the exhibit
**	Constitutes a compensation plan or agreement under which executive officers may participate

Table_Contents                                                                               - 37 -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 29, 2007	By:	OLAF KARASCH Olaf Karasch, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer	March 29, 2007

BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 29, 2007

STEVEN H. PARKER (Steven H. Parker)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 29, 2007

RICHARD L. BOWERS (Richard L. Bowers)	Director	March 29, 2007

JOHN BUCKLEY (John Buckley)	Director	March 29, 2007

W. CRAIG EPPERSON (W. Craig Epperson)	Director	March 29, 2007

DAVID HARTMAN (David Hartman)	Director	March 29, 2007

DOUG HARTMAN (Doug Hartman)	Director	March 29, 2007

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 29, 2007

CHIN YONG TAN (Chin Yong Tan)	Director	March 29, 2007

Table_Contents                                                                               - 38 -

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 8.             Index to Financial Statements

Table_Contents                                                                               F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and Subsidiaries ("the Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
Houston, Texas
March 28, 2007

Table_Contents                                                                               F - 2

TOR Minerals International, Inc. and Subsidiaries
Consolidated Income Statements
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
NET SALES	$26,079	$32,669	$30,476
Cost of sales	20,939	26,318	23,911
GROSS MARGIN	5,140	6,351	6,565
Technical services and research and development	239	376	453
General, administrative and selling expenses	4,160	4,506	4,567
(Gain) loss on disposal of assets	1	(12)	55
OPERATING INCOME	740	1,481	1,490
OTHER INCOME (EXPENSES):
Interest income	17	10	8
Interest expense	(547)	(412)	(236)
Gain (loss) on foreign currency exchange rate	(135)	(125)	23
Other, net	20	-	2
INCOME BEFORE INCOME TAX	95	954	1,287
Income tax expense	2	471	183
NET INCOME	$93	$483	$1,104
Less: Preferred Stock Dividends	60	60	56
Income Available to Common Shareholders	$33	$423	$1,048

Income per common share:
Basic	$0.00	$0.05	$0.14
Diluted	$0.00	$0.05	$0.13

Weighted average common shares outstanding:
Basic	7,836	7,812	7,735
Diluted	7,873	8,129	8,034

See accompanying notes.

Table_Contents                                                                               F - 3

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2006	2005	2004
NET INCOME	$93	$483	$1,104

OTHER COMPREHENSIVE INCOME (LOSS) , net of tax
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain (loss) arising during the period	695	(956)	37
Net gain (loss) reclassified to income	(507)	812	(79)
Currency translation adjustment, net of tax:
Net unrealized (losses) gains on revaluation of long-term intercompany balances	-	(405)	240
Net foreign currency translation adjustment gains (losses)	1,468	(66)	1,497
Other comprehensive income (loss), net of tax	1,656	(615)	1,695
COMPREHENSIVE INCOME (LOSS)	$1,749	$(132)	$2,799

See accompanying notes.

Table_Contents                                                                               F - 4

TOR Minerals International, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$896	$1,280
Trade accounts receivable, net	3,593	3,859
Inventories	10,949	7,286
Other current assets	555	300
Total current assets	15,993	12,725
PROPERTY, PLANT AND EQUIPMENT, net	20,034	19,535
GOODWILL	1,927	1,729
OTHER ASSETS	57	46
	$38,011	$34,035

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,036	$1,879
Accrued expenses	2,062	1,747
Notes payable under lines of credit	811	262
Current deferred tax liability	401	-
Current maturities - Capital Leases	65	55
Current maturities of long-term debt - Financial Institutions	580	652
Current maturities of long-term debt - Related Parties	400	500
Total current liabilities	6,355	5,095
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital Leases	254	286
Long-term debt - Financial Institutions	2,835	2,949
Notes payable under lines of credit	3,525	2,225
DEFERRED TAX LIABILITY	213	528
Total liabilities	13,182	11,083
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 12/31/06 and 12/31/05	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,839 and 7,827 shares issued and outstanding at 12/31/06 and at 12/31/05, respectively	1,960	1,957
Additional paid-in capital	22,652	22,467
Accumulated deficit	(2,600)	(2,633)
Accumulated other comprehensive (loss) income:
Unrealized gain (loss) on derivatives	81	(107)
Cumulative translation adjustment	2,734	1,266
Total shareholders' equity	24,829	22,952
	$38,011	$34,035

See accompanying notes.

Table_Contents                                                                               F - 5

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2006, 2005 and 2004
(In thousands)
							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2003	-	$-	7,134	$1,783	$18,164	$(4,104)	$79	$15,922

Issuance of preferred stock	200	2			927			929
Issuance of common stock			526	132	2,276			2,408
Exercise of stock options			124	31	222			253
Share based compensation expense					458			458
Dividends declared - Preferred						(56)		(56)
Net income						1,104		1,104
Cumulative translation adjustment							1,737	1,737
Unrealized loss on natural gas hedge							(72)	(72)
Unrealized gain on foreign currency hedge							30	30
Balance at December 31, 2004	200	2	7,784	1,946	22,047	(3,056)	1,774	22,713

Exercise of stock options			43	11	60			71
Share based compensation expense					360			360
Dividends declared - Preferred						(60)		(60)
Net income						483		483
Cumulative translation adjustment							(471)	(471)
Unrealized gain on foreign currency hedge							(144)	(144)
Balance at December 31, 2005	200	2	7,827	1,957	22,467	(2,633)	1,159	22,952

Exercise of stock options			12	3	22			25
Share based compensation expense					163			163
Dividends declared - Preferred						(60)		(60)
Net income						93		93
Cumulative translation adjustment							1,468	1,468
Unrealized gain on foreign currency hedge							188	188
Balance at December 31, 2006	200	$2	7,839	$1,960	$22,652	$(2,600)	$2,815	$24,829

See accompanying notes.

Table_Contents                                                                               F - 6

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$93	$483	$1,104
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,496	1,412	1,142
Amortization	-	-	58
Share-based compensation	163	360	458
(Gain) loss on sale/disposal of property, plant and equipment	-	(12)	55
Deferred income taxes	77	466	151
Provision for bad debts	11	27	28
Changes in working capital:
Trade accounts receivables	441	1,650	(526)
Inventories	(3,396)	(1,037)	(1,054)
Other current assets	(163)	140	(123)
Accounts payable and accrued expenses	382	(946)	1,033
Net cash provided by (used in) operating activities	(896)	2,543	2,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(759)	(2,585)	(5,457)
Proceeds from sales of property, plant and equipment	3	12	11
Other assets (restricted cash)	-	191	(219)
Net cash used in investing activities	(756)	(2,382)	(5,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	1,819	(303)	(585)
Net payments on export credit refinancing facility	-	(563)	(280)
Proceeds from capital lease	-	447	-
Payments on capital lease	(61)	(106)	-
Proceeds from long-term bank debt	241	2,207	1,797
Payments on long-term bank debt	(683)	(475)	(391)
Payments on related party long-term debt	(100)	-	(731)
Loan Origination Costs	(10)	(27)	-
Proceeds from the issuance of preferred stock, common stock and exercise of common stock options	25	71	3,590
Preferred stock dividends paid	(60)	(60)	(41)
Net cash provided by financing activities	1,171	1,191	3,359
Effect of exchange rate fluctuations on cash and cash equivalents	97	(413)	(60)
Net increase (decrease) in cash and cash equivalents	(384)	939	(40)
Cash and cash equivalents at beginning of year	1,280	341	381
Cash and cash equivalents at end of year	$896	$1,280	$341
Supplemental cash flow disclosures:
Interest paid	$543	$412	$236
Income taxes paid	$15	$20	$32
See accompanying notes.

Table_Contents                                                                               F - 7

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

1.	Summary of Significant Accounting Policies

Business Description

TOR Minerals International, Inc. (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, catalysts and solid surface applications.  The Company's global headquarters and US manufacturing plant are located in Corpus Christi, Texas ("TOR US" or "US Operation").  The Asian Operation, TMM, is located in Ipoh, Malaysia, and the European Operation, TP&T, is located in Hattem, Netherlands.

Basis of Presentation and Use of Estimates

The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade, BV ("TP&T").  All significant intercompany transactions are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  In 1988, Malaysia imposed capital controls and fixed its Ringgit currency at 3.8 Ringgits per 1 US Dollar.  However, the Malaysian government announced on July 21, 2005, that the exchange rate of the Ringgit would be allowed to operate in a managed float, with its value being determined by economic fundamentals.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to US Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet.  As of December 31, 2006 and 2005, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $909,000 and $72,000, respectively.

TP&T's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to US Dollars (including long-term Intercompany investments which are considered part of the net-investment in TP&T) are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2006 and 2005, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $1,825,000 and $1,194,000, respectively.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2006 and 2005, the Company maintained a reserve for doubtful accounts of approximately $28,000 and $63,000, respectively.

Foreign Currency

Results of operations for the Company's foreign operations, TMM and TP&T, are translated from the designated functional currency to the US dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date.  Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive (loss) income.  The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings.

Table_Contents                                                                               F - 8

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method.  TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX, which accounted for approximately 58%, 43% and 40% of our sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

On July 1, 2006, the Company's Asian Operation, TMM, changed its depreciation method on $6,359,000 of plant assets from the "Units of Production" to the "Straight Line" method with a remaining depreciable life of 15 years.  The reason for the change is that we believe the units of production method no longer accurately reflects the useful or economic life of the plant assets based on the current units of production; and due to the variability of amounts produced annually, management cannot accurately estimate the remaining units of production.  The straight line method of depreciation over 15 years more accurately reflects the utilization of the assets and reflects the useful and economic life of the assets.

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

Indefinite-lived Intangibles:

The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002.  Under the provisions of SFAS 142, the value of the Company's goodwill (with a carrying value approximately Euro 1,460,000 or $1,927,000 based on the exchange rate at December 31, 2006) is not subject to amortization but will be reviewed at least annually for impairment or more frequently if impairment indicators exist.  The Company completed its annual impairment test October 1, 2006, and concluded that there was no impairment of recorded goodwill, as the fair value of the reporting unit exceeded the carrying amount as of October 1, 2006.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria are met:  1) a contract or sales arrangement exists; 2) title and risk of loss transfers to the customer upon shipment for FOB shipping point sales and when the Company receives confirmation of receipt and acceptance by the customer for FOB destination sales; 3) the price of the products is fixed or determinable; 4) collectability is reasonably assured.

Shipping and Handling

The Company records shipping and handling costs, associated with the outbound freight on products shipped to customers, as a component of cost of goods sold.

Table_Contents                                                                               F - 9

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.  The fair value of all outstanding derivative instruments are recorded on the Consolidated Balance Sheet in other current assets and current liabilities.  Derivatives are held as part of a formally documented risk management (hedging) program.  All derivatives are straightforward and are held for purposes other than trading.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  Changes in the fair value of derivatives are recorded in current earnings along with the change in fair value of the underlying hedged item if the derivative is designated as a fair value hedge or in other comprehensive income if the derivative is designated as a cash flow hedge.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  The Company has utilized natural gas forward contracts to hedge a portion of its US Operations natural gas needs and utilizes foreign currency forward contracts at both the US and Asian Operations to hedge a portion of its foreign currency risk.  (See Note 14 to the "Notes to the Consolidated Financial Statements" on page F-26).

Accounting for Share-Based Payment

On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, utilizing the modified prospective transition method.  Prior to the adoption of SFAS No. 123, the Company had accounted for stock options using the fair value method under FASB Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure.  Under SFAS No. 148, the Company recorded the effect of actual forfeitures on a go forward basis.  With the adoption of SFAS 123(R), the Company began recognizing the effect of forfeitures by estimating the number of outstanding instruments for which the requisite service is not expected to be rendered.  Because the Company has historically experienced only a limited number of forfeitures, the adoption of SFAS 123(R) did not materially impact the Company's consolidated financial position or results of operations and, therefore, no cumulative effect adjustment was needed.

Accounting for Inventory Costs

On January 1, 2006, the Company adopted SFAS 151, "Inventory Costs - An amendment to ARB No. 43, Chapter 4".  SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead.  Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities.  Because the Company has historically expensed the abnormal amounts of idle facility expense, freight, handling costs and spoilage, adoption of SFAS 151 did not materially impact the Company's consolidated financial position or results of operations.

Accounting Changes and Error Corrections

On January 1, 2006, the Company adopted SFAS 154, "Accounting Changes and Error Corrections".  Statement 154 replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements", and changes the requirement for the accounting for and reporting of a change in accounting principle.  This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The adoption of SFAS 154 did not materially impact the Company's consolidated financial position and results of operations.

Table_Contents                                                                              F - 10

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Recent Accounting and Regulatory Pronouncements

In July 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact, if any, that the adoption of FIN 48 will have on our consolidated financial position or results of operations.

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  The election, called the "fair value option," will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently.  Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability.  The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract.  SFAS 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007.  Retrospective application is not allowed.  Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date.  Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159's scope at the date they initially adopt SFAS 159.  The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption.  Companies that adopt SFAS 159 early must also adopt all of SFAS 157's requirements at the early adoption date.  We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our financial position, cash flows or results of operations.

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

The Company entered into a loan and security agreement on December 12, 2003, with the Company's Chairman of the Board, Bernard Paulson, a 15.9% shareholder, through Paulson Ranch, Ltd.  Under the Agreement, Paulson Ranch made a loan to us in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate".  The loan, which is subordinate to Bank of America, N.A., is secured by our assets.  Accrued interest is paid monthly.  The principal balance outstanding at December 31, 2006 and 2005 was $400,000 and $500,000, respectively.  The loan proceeds were used for working capital.  The Company paid the outstanding principal balance of $400,000 and accrued interest to Paulson Ranch, Ltd., on March 15, 2007.

Table_Contents                                                                              F - 11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

3.	Series A 6% Convertible Preferred Stock Dividend

On December 6, 2006, the Company declared a dividend, in the amount of $15,000, for the quarterly period ended December 31, 2006, payable on January 1, 2007, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2006.  The Company declared total dividends of $60,000 in both 2006 and 2005 on the Series A Convertible Preferred Stock.

4.	Long-Term Debt and Notes Payable

(In thousands)	December 31,
	2006	2005
Other indebtedness, note payable to Paulson Ranch, a related party, with an effective interest rate of 12.25% at December 31, 2006, paid off on March 15, 2007	$400	$500
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at December 31, 2006, due May 1, 2007.	100	341
Term note payable to a US bank, with an interest rate of 8.25% at December 31, 2006, due November 30, 2010.	870	1,017
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at December 31, 2006, due June 1, 2009. (338 Euro)	446	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at December 31, 2006, due July 1, 2029. (440 Euro)	580	544
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at December 31, 2006, due January 31, 2030. (436 Euro)	575	538
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at December 31, 2006, due July 31, 2015. (433 Euro)	572	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at December 31, 2006, due June 30, 2010	272	29
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 8.25% at December 31, 2006, due October 1, 2008.	3,525	2,225
Total	7,340	6,326
Less current maturities	980	1,152
Total long-term debt and notes payable	$6,360	$5,174

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

US Bank Credit Facility and Term Loans

We amended and restated our previous loan agreement with Bank of America, N.A. (the "Bank") on November 29, 2006.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the "Line") from October 1, 2007 to October 1, 2008.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At December 31, 2006 and 2005, the outstanding balance on the Line was $3,525,000 and 2,225,000, respectively, and we had $412,000 and $1,328,000, respectively, available on that date based on eligible accounts receivable and inventory borrowing limitations.

Table_Contents                                                                              F - 12

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

On February 28, 2007, we amended our current loan agreement with the Bank.  Under the terms of the amendment, the Bank revised the basis for determining the "Borrowing Base" and "Eligible Inventory" to the following:  "Borrowing Base" means the sum of 80% of Borrower's Eligible Accounts Receivable plus the lesser of (x) 50% of Borrower's Eligible Inventory or (y) $3,500,000.  "Eligible Inventory" for purposes of determining the borrowing base under the Company's line of credit with the Bank with the effect that the amendment expands the definition of Eligible Inventory to now permit Synthetic Rutile to be included in the borrowing base for ascertaining the amount of permitted borrowings by the Company, provided that it has been purchased by the Company and is in transit from TOR Minerals Malaysia, a wholly-owned subsidiary of the Company, to the Company's facility at Corpus Christi, Texas, is fully insured on terms acceptable to the lender and is evidenced by bills of lading and other documents acceptable to the Bank.  The value of all Qualified Synthetic Rutile shall not exceed $3,000,000 for purposes of this calculation.

Our existing term loan ("Loan") with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the amendment.  The monthly principal payment on the Loan is $20,064.  At December 31, 2006 and 2005, the Loan had an unpaid balance of $100,000 and $341,000, respectively.  Both the Line and the Loan are secured by our US property, plant and equipment, as well as inventory and accounts receivable.

In addition, we entered into a real estate term loan (the "Term Loan") with the Bank on December 13, 2005, in the amount of $1,029,000 which is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank's Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the "final payment" of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at December 31, 2006 and 2005, was $870,000 and $1,017,000, respectively.

The Agreement contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations.  The Agreement also requires us to notify the Bank upon the occurrence of a "material adverse event", which among other items, is considered to be an event that may adversely affect our financial condition, business, properties, operations, the Bank's collateral or the Bank's ability to enforce its rights under the Agreement.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio - Required to be less than or equal to 2.0 to 1.0.  At December 31, 2006 and 2005, the Company's Debt to Net Worth Ratio was 0.4 to 1.0 and 0.3 to 1.0, respectively.

  Current Ratio - Required to be at least 1.1 to 1.0.  At December 31, 2006 and 2005, the Company's Current Ratio was 2.5 to 1.0.

  Fixed Charge Coverage Ratio - Required to be at least 1.25 to 1.0.  For the four quarters ended December 31, 2006 and 2005, the Company's Fixed Charge Coverage Ratio was 1.63 to 1.0 and 2.6 to 1.0, respectively.

  Maintain a consolidated after tax profit for a rolling 12 month period.

As of and for the four quarters ended December 31, 2006 and 2005, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond December 31, 2006.

Table_Contents                                                                              F - 13

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility ("Credit Facility") with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T's line of credit increased from Euro 650,000 ($858,000) to Euro 1,100,000 ($1,451,780).  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.05%), will mature on December 31, 2009 and is secured by TP&T's accounts receivable and inventory.  At December 31, 2006 and 2005, TP&T had utilized Euro 614,000 and Euro 222,000, respectively ($811,000 and $262,000, respectively) of its short-term credit facility at an interest rate of Bank prime plus 2% (7% at December 31, 2006).

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T's credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TP&T's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($14,869).  The loan balance at December 31, 2006 and 2005 was Euro 338,000 and Euro 473,000, respectively ($446,000 and $560,000, respectively).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,133).  The loan balance at December 31, 2006 and 2005 was Euro 440,000 Euro 459,000, respectively ($580,000 and $544,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T's existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,067).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at December 31, 2006 and 2005 was Euro 436,000 and Euro 454,000, respectively ($575,000 and $538,000, respectively).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,500).  The loan is secured by TP&T's assets.  The loan balance at December 31, 2006 and 2005 was Euro 433,000 and Euro 483,000, respectively ($572,000 and $572,000, respectively).

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

Table_Contents                                                                              F - 14

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Malaysian Bank Credit Facility and Term Loan

On September 14, 2005, the Company's subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC").  The amendment increased the Bankers Acceptance from RM 500,000 ($142,000) to RM 3,780,000 ($1,071,000) and added a US Dollar term loan ("USD Loan") in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on June 30, 2007 the loan amount will be adjusted to what has been funded.

At December 31, 2006 and 2005, TMM had drawn down $272,000 and $29,000, respectively, on the USD Loan.  Monthly interest payments began in December 2005 based on an annual interest rate of 5.2%.  Monthly principal payments are scheduled to begin on July 1, 2007 and will continue through June 30, 2010.

TMM renewed its banking facility with HSBC on October 30, 2006, for the purpose of extending the maturity date of the current facility from October 31, 2006, to October 31, 2007.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($142,000), a bank guarantee of RM 300,000 ($85,000) and an ECR up to RM 8,000,000 ($2,267,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers' and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad ("RHB") for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($283,000) and an ECR up to RM 9,300,000 ($2,635,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($283,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.

  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,250,000 to $7,084,000) to be used for hedging purposes against TMM's sales based in currencies other than the Malaysian Ringgit (RM).

  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers' and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At December 31, 2006 and 2005, TMM was not utilizing their overdraft or their ECR facilities.

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

Table_Contents                                                                              F - 15

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Liquidity

Management believes that it has adequate liquidity for fiscal year 2007 and expects to maintain compliance with all financial covenants throughout 2007.

The following is a summary of maturities of long-term debt as of December 31, 2006 (Euro and Ringgit maturities based on the December 31, 2006 exchange rate):

Years Ending December 31,
(In thousands)
2007	$980
2008	4,058
2009	445
2010	598
2011	117
Thereafter	1,142
Total	$7,340
5.	Capital Lease

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at December 31, 2006 was approximately Euro 49,000 ($64,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($6,917).  The net present value of the lease at December 31, 2006 was Euro 242,000 ($319,000).

The following table sets forth the minimum future lease payments (in thousands) under this lease as of December 31, 2006:

Year Ending December 31,	Amount
2007	$83
2008	83
2009	83
2010	83
2011	34
Total minimum lease payments	366
Less: Amount representing executory costs	-
Net minimum lease payments	366
Less: Amount representing interest	(47)
Present value of net minimum lease payments	319
Less: Current maturities of capital lease obligations	(65)
Long-term capital lease obligations	$254

Table_Contents                                                                              F - 16

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

6.	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2006	2005
Raw materials	$6,404	$4,061
Work in progress	703	850
Finished goods	3,259	1,991
Supplies	583	479
Total Inventories	10,949	7,381
Inventory reserve	-	(95)
Net Inventories	$10,949	$7,286

Inventory is stated at the lower of cost or market, including adjustments for inventory expected to be sold below cost as a result of damage, deterioration, obsolescence or pricing factors.  At December 31, 2005, the Company maintained a reserve of $95,000 for inventory obsolescence.  No reserve was deemed necessary at December 31, 2006.

7.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2006	2005
Land and office buildings	39 years	$3,211	$2,893
Production facilities	10 - 20 years	6,288	6,150
Machinery and equipment	3 - 15 years	24,811	23,056
Furniture and fixtures	3 - 20 years	1,102	1,029
Total		35,412	33,128
Less accumulated depreciation		(16,303)	(14,374)
Property, Plant and Equipment, net		19,109	18,754
Construction in progress		205	61
Assets not yet placed in service		720	720
		$20,034	$19,535

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ended December 31, 2006, 2005 and 2004 were $1,496,000, $1,412,000 and $1,142,000, respectively.

On July 1, 2006, the Company's Asian Operation, TMM, changed its depreciation method on $6,359,000 of plant assets from the "Units of Production" to the "Straight Line" method with a remaining depreciable life of 15 years.  The reason for the change is that we believe the units of production method no longer accurately reflects the useful or economic life of the plant assets based on the current units of production; and due to the variability of amounts produced annually, management cannot accurately estimate the remaining units of production.  The straight line method of depreciation over 15 years more accurately reflects the utilization of the assets and reflects the useful and economic life of the assets.

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in depreciation method is accounted for prospectively.  The effect on income from continuing operations will be a reduction of approximately $175,000 (642,000RM) annually.  The effect on net income will be a reduction of approximately $125,000 (443,000RM) annually.  For the twelve month period ended December 31, 2006, the effect on net income was a reduction of approximately $62,000 (220,000RM).

Table_Contents                                                                              F - 17

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

At December 31, 2006, we had $720,000 in assets not yet placed in service.  The Company had originally planned to construct an Alumina plant in the US in 2004 and begin utilizing these assets.  However, due to the need to quickly add Alumina production capacity in 2003, the Company elected to add production capacity at the existing Alumina plant at TP&T and delay the US plant construction.  Because of the versatility of these assets, this equipment can be used in the production of various grades of Alumina, HITOX and BARTEX.  As a result, the Company plans to phase these assets into service during 2007 and expand the Company's production capacity of these products.  The Company performs an impairment analysis on the equipment annually.  Based on the analysis, no impairment was indicated at December 31, 2006, 2005 or 2004.

8.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments.  All United States manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company's wholly owned foreign operations, TMM, located in Malaysia and TP&T, located in the Netherlands.

Product sales of inventory between the US, Asian and European operations are based on inter-company pricing, which includes an inter-company profit margin.  In the geographic information, the location profit (loss) from all locations is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company's chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

For the twelve month period ended December 31, 2006, no single customer represented 10% or more of the total sales revenue of the US operation.  The European operation received approximately 18% of its total third party sales revenue from a single customer and the Asian operation received approximately 33% and 11% of its total third party sales revenue from two customers, respectively.  No single customer represented 10% or more of the 2006 total consolidated sales.

For the twelve-month period ended December 31, 2005, the US operation received approximately 29% of its total sales revenue from a single customer, the European operation received approximately 24% of its total third party sales revenue from a single customer and the Asian operation received approximately 56% of its total third party sales revenue from a single customer.  Of the 2005 total consolidated sales, approximately 20% and 11% were to the Engelhard Corporation and Tronox Incorporated, respectively, and 16% and 17%, respectively, in 2004.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of SR, HITOX and ALUPREM.

The Company's principal product, HITOX, accounted for approximately 58%, 43% and 40% of net consolidated sales in 2006 , 2005 and 2004, respectively.

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the US represented 60%, 63% and 75% for the years ended December 31, 2006, 2005 and 2004, respectively.

No individual foreign country accounted for 10% or more of foreign sales in 2006.  In 2005, sales in the Netherlands accounted for 12% of our total sales and 32% of our foreign sales.  No other individual foreign country accounted for 10% or more of the foreign sales in either 2005 or 2004.

Approximately 34% of the Company's employees are represented by an in-house collective bargaining agreement.

A summary of the Company's manufacturing operations by geographic area is presented below:

Table_Contents                                                                              F - 18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the years ended:
December 31, 2006
Net Sales:
Customer sales	$17,868	$4,757	$3,454	$-	$26,079
Intercompany sales	-	1,276	6,821	(8,097)	-
Total Net Sales	$17,868	$6,033	$10,275	$(8,097)	$26,079
Share based compensation expense	$163	$-	$-	$-	$163
Depreciation	$577	$437	$482	$-	$1,496
Interest income	$-	$-	$17	$-	$17
Interest expense	$364	$182	$1	$-	$547
Income tax expense	$10	$(106)	$98	$-	$2
Location profit (loss)	$(42)	$(295)	$307	$123	$93
Goodwill	$-	$1,927	$-	$-	$1,927
Capital expenditures	$316	$42	$401	$-	$759
Location long-lived assets	$5,249	$6,791	$7,994	$-	$20,034
Location assets	$12,897	$10,416	$14,698	$-	$38,011

December 31, 2005
Net Sales:
Customer sales	$22,896	$3,438	$6,335	$-	$32,669
Intercompany sales	10	5,326	3,664	(9,000)	-
Total Net Sales	$22,906	$8,764	$9,999	$(9,000)	$32,669
Share based compensation expense	$360	$-	$-	$-	$360
Depreciation	$622	$386	$404	$-	$1,412
Interest income	$-	$-	$10	$-	$10
Interest expense	$237	$164	$11	$-	$412
Income tax expense	$5	$130	$336	$-	$471
Location profit (loss)	$(740)	$399	$575	$249	$483
Goodwill	$-	$1,729	$-	$-	$1,729
Capital expenditures	$687	$1,718	$180	$-	$2,585
Location long-lived assets	$5,512	$6,468	$7,555	$-	$19,535
Location assets	$11,907	$9,538	$12,590	$-	$34,035

December 31, 2004
Net Sales:
Customer sales	$20,200	$1,980	$8,296	$-	$30,476
Intercompany sales	-	4,322	4,521	(8,843)	-
Total Net Sales	$20,200	$6,302	$12,817	$(8,843)	$30,476
Share based compensation expense	$458	$-	$-	$-	$458
Depreciation & amortization	$449	$352	$399	$-	$1,200
Interest income	$2	$2	$4	$-	$8
Interest expense	$117	$68	$51	$-	$236
Income tax expense	$32	$-	$151	$-	$183
Location profit (loss)	$(1,051)	$311	$1,830	$14	$1,104
Goodwill	$-	$1,981	$-	$-	$1,981
Capital expenditures	$2,983	$2,301	$173	$-	$5,457
Location long-lived assets	$5,447	$5,868	$7,673	$-	$18,988
Location assets	$12,313	$9,225	$12,096	$-	$33,634

Table_Contents                                                                              F - 19

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

9.	Quarterly Data (Unaudited)
	2006
(In thousands, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$7,185	$6,541	$6,998	$5,355	$26,079
Cost of sales	5,630	5,002	5,760	4,547	20,939
GROSS MARGIN	1,555	1,539	1,238	808	5,140
Technical services and research and development	85	53	47	54	239
General, administrative and selling expenses	1,091	1,113	1,028	928	4,160
Loss on disposal of assets	-	-	-	1	1
OPERATING INCOME (LOSS)	379	373	163	(175)	740
OTHER INCOME (EXPENSES):
Interest income	4	7	4	2	17
Interest expense	(122)	(135)	(142)	(148)	(547)
Loss on foreign currency exchange rate	(11)	(20)	(23)	(81)	(135)
Other, net	-	-	-	20	20
INCOME (LOSS) BEFORE INCOME TAX	250	225	2	(382)	95
Income tax expense (benefit)	50	88	(14)	(122)	2
NET INCOME (LOSS)	$200	$137	$16	$(260)	$93
Less: Preferred Stock Dividends	15	15	15	15	60
Income (Loss) Available to Common Shareholders	$185	$122	$1	$(275)	$33

Income (loss) per common share:
Basic	$0.02	$0.02	$0.00	$(0.04)	$0.00
Diluted	$0.02	$0.02	$0.00	$(0.04)	$0.00

	2005
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$7,139	$8,938	$6,498	$10,094	$32,669
Cost of sales	5,364	6,999	5,434	8,521	26,318
GROSS MARGIN	1,775	1,939	1,064	1,573	6,351
Technical services and research and development	108	100	96	72	376
General, administrative and selling expenses	1,020	1,299	1,047	1,140	4,506
Gain on disposal of assets	-	-	-	(12)	(12)
OPERATING INCOME (LOSS)	647	540	(79)	373	1,481
OTHER INCOME (EXPENSE):
Interest income	5	3	2	-	10
Interest expense	(93)	(91)	(105)	(123)	(412)
Gain (loss) on foreign currency exchange rate	3	(31)	(64)	(33)	(125)
INCOME (LOSS) BEFORE INCOME TAX	562	421	(246)	217	954
Income tax expense	107	90	70	204	471
NET INCOME (LOSS)	$455	$331	$(316)	$13	$483
Less: Preferred Stock Dividends	15	15	15	15	60
Income (Loss) Available to Common Shareholders	$440	$316	$(331)	$(2)	$423

Income (loss) per common share:
Basic	$0.06	$0.04	$(0.04)	$(0.00)	$0.05
Diluted	$0.05	$0.04	$(0.04)	$(0.00)	$0.05

Table_Contents                                                                              F - 20

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

10.	Calculation of Basic and Diluted Earnings per Share
(in thousands, except per share amounts)	Year Ended December 31,
	2006	2005	2004
Numerator:
Net Income	$93	$483	$1,104
Preferred Stock Dividends	(60)	(60)	(56)
Numerator for basic earnings per share - income available to common shareholders	33	423	1,048
Effect of dilutive securities:	-	-	-
Numerator for diluted earnings per share - income available to common shareholders after assumed conversions	$33	$423	$1,048

Denominator:
Denominator for basic earnings per share - weighted-average shares	7,836	7,812	7,735
Effect of dilutive securities:
Employee stock options	37	317	299
Dilutive potential common shares	37	317	299
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,873	8,129	8,034

Basic earnings per common share:
Net Income	$0.00	$0.05	$0.14

Diluted earnings per common share:
Net Income	$0.00	$0.05	$0.13

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares issuable upon conversion of the 200,000 convertible preferred shares for the years ended December 31, 2006, 2005 and 2004.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

For the twelve-month periods ended December 31, 2006, 2005 and 2004, stock options excluded from diluted earnings per share were 614,000, 203,300 and 101,900, respectively.  The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Table_Contents                                                                              F - 21

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

11.	Income Taxes

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Our US operations had net deferred tax assets of $3,986,000 that were fully reserved by the valuation allowance due to uncertainties as to the Company's ability to utilize the net deferred tax asset.

At December 31, 2006, 2005 and 2004, we had federal net operating loss ("NOL") carryforwards of approximately $13,283,000, $13,058,000 and $11,035,000, respectively, and foreign NOL carryforwards at TMM of approximately $3,732,000, $4,082,000 and $5,000,000, respectively, and at TP&T, approximately $3,379,000, $2,275,000 and $2,945,000, respectively.  Approximately $9,809,000 of the US NOL carryforward will expire in 2009 and the balance will expire from 2012 to 2026.  The foreign NOL carryforwards do not have an expiration date.

The undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested.  Accordingly, no provision for US federal and state income taxes or foreign withholding taxes has been provided on approximately $6,000,000 of such cumulative undistributed earnings.  Determination of the potential amount of unrecognized deferred US income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interims periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company will adopt FIN 48 as of January 1, 2007, as required.  The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable.  The Company does not anticipate that the adoption of FIN 48 will have a material impact on the Company's financial position and results of operations.

Components of Pretax Income (Loss)	Year Ended December 31,
(In thousands)	2006	2005	2004
Domestic	$(31)	$(31)	$(31)
Foreign	126	1,688	2,306
Pretax income (loss)	$95	$954	$1,287

Components of Income Tax Expense	Year Ended December 31,
	2006			2005			2004
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$-	$-	$-	$-	$-	$-	$-	$-
State	10	-	10	5	-	5	32	-	32
Foreign	-	(8)	(8)	-	466	466	-	151	151
Total Income Tax	$10	$(8)	$2	$5	$466	$471	$32	$151	$183

Table_Contents                                                                              F - 22

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory US federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Year Ended December 31,
(In thousands)	2006	2005	2004
Expense computed at statutory rate	$32	$324	$438
Change in valuation allowance - Domestic	(77)	144	268
Change in valuation allowance - Foreign	-	-	-
Effect of items deductible for book not tax, net
Option compensation	55	95	155
Unallowable interest	-	-	71
Other	(1)	11	12
Effect of foreign tax rate differential	(17)	(17)	(17)
State income taxes, net of Federal benefit	7	3	21
Other, net	3	2	3
	$2	$471	$183

Significant Components of Deferred Taxes	Year Ended December 31,
(In thousands)	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards - Domestic	$4,516	$4,440
Net operating loss carryforwards - Foreign	1,907	1,860
PP&E - Domestic	-	-
Intercompany profit	35	88
Alternative minimum tax credit carryforwards	65	65
Domestic reserves	2	12
Other deferred assets	30	87
	6,555	6,552
Valuation allowance	(3,986)	(3,986)
Total deferred tax assets	$2,569	$2,489

Deferred Tax Liabilities:
PP&E - Domestic	572	531
PP&E - Foreign	1,724	1,672
Goodwill - Foreign	444	400
Unrealized gain on derivatives	23	0
Unrealized foreign currency gains - Foreign	369	414
Other	51	-
Total deferred tax liabilities	3,183	3,017
Net deferred tax liability	$(614)	$(614)

Table_Contents                                                                              F - 23

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

12.	Stock Options

The Company's 1990 Incentive Stock Option Plan ("ISO") for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000.  At December 31, 2006, the 1990 Plan had 87,400 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders' meeting on May 14, 2004, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At December 31, 2006, the Plan had 697,800 options outstanding, 116,700 exercised and 235,500 available for future issuance.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

Prior to January 1, 2006, the Company elected to expense the cost of employee stock options in accordance with the fair value method contained in SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure.  Under SFAS 148, the fair value for options is estimated at the date of grant using a Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  In addition, the Company recorded the effect of actual forfeitures on a go forward basis.

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

For the twelve month periods ended December 31, 2006, 2005 and 2004, the Company recorded $163,000, $360,000 and $458,000, respectively, in stock-based employee compensation expense.  This compensation expense is included in the general and administrative expenses in the accompanying consolidated income statements.

The Company granted 96,200, 99,800 and 135,100 options during the twelve month periods ended December 31, 2006, 2005 and 2004, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve month periods ended December 31, 2006, 2005 and 2004 was $1.52, $4.05 and $3.06, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2006	2005	2004
Risk-free interest rate	5.03%	3.87%	3.96%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.83	0.81	0.85
Expected term (in years)	6.71	5	5

Table_Contents                                                                              F - 24

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at 12/31/2003	942,350	849,650	$2.45	$0.92	-	$5.40
Additional options authorized	300,000	-
Granted	-	135,100	$4.23	$2.21	-	$5.41
Exercised	(124,200)	(124,200)	$1.87	$1.09	-	$3.25
Forfeited or expired	-	(600)	$2.21	$2.21	-	$2.21
Balances at 12/31/2004	1,118,150	859,950	$2.76	$0.92	-	$5.41
Granted	-	99,800	$6.00	$5.02	-	$6.11
Exercised	(43,200)	(43,200)	$1.66	$0.92	-	$4.12
Forfeited or expired	-	(8,900)	$4.61	$4.43	-	$5.75
Balances at 12/31/2005	1,074,950	907,650	$3.16	$0.92	-	$6.11
Granted	-	96,200	$2.10	$1.86	-	$2.76
Exercised	(11,750)	(11,750)	$2.01	$1.19	-	$2.13
Forfeited or expired	(42,500)	(206,900)	$4.84	$1.19	-	$6.11
Balances at 12/31/2006	1,020,700	785,200	$2.60	$0.92	-	$6.11

The number of options exercisable at December 31, 2006, 2005 and 2004 was 597,160, 591,790 and 476,450, respectively.  The weighted-average remaining contractual life of those options is 6.3 years.  Exercise prices on options outstanding at December 31, 2006, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding
2006	2005	2004	Range of Exercise Prices
92,900	95,150	126,250	$ 0.92 - $ 1.99
548,400	502,700	511,700	$ 2.00 - $ 2.99
600	4,000	4,600	$ 3.00 - $ 3.99
95,500	105,500	115,500	$ 4.00 - $ 4.99
20,800	123,300	101,900	$ 5.00 - $ 5.99
27,000	77,000	-	$ 6.00 - $ 6.11
785,200	907,650	859,950

As of December 31, 2006, there was $261,000 of total option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.3 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Table_Contents                                                                              F - 25

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

13.	Profit Sharing Plan

The Company has a profit sharing plan that covers the US employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2006, 2005 and 2004, there were no contributions to the plan.

The Company also offers a 401(k) on US employees savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2006, 2005 and 2004 were approximately $67,000, $88,000 and $75,000, respectively.

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

On August 31, 2006, the Company entered into a new natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program.  The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas.  The contract was settled based on the average closing natural gas market prices from September 26 through September 28, 2006.  The Company paid fixed prices averaging $6.02 per MM/Btu on notional quantities amounting to 15,000 MM/Btu's.  The fair value of the hedge decreased $24,000 from September 30, 2006 to October 1, 2006 due to the settlement of the hedge.  The recognition of this loss had no effect on the Company's cash flow.  At December 31, 2006 and 2005, there were no natural gas hedge contracts outstanding.

Foreign Currency Forward Contracts

The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  The Company measure hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  If no hedging relationship is designated, the derivative is marked to market through current earnings.

At December 31, 2006, we marked the contracts to market, recording a net gain of approximately $81,000 as a component of "Other Comprehensive Income" and as a current asset on the balance sheet at December 31, 2006.  The recognition of this net gain had no effect on our cash flow.  At December 31, 2005, we marked the contracts to market, recording a net loss of approximately $107,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at December 31, 2005.  The recognition of this net loss had no effect on our cash flow.

Table_Contents                                                                              F - 26

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

On July 8, 2005, the Company entered into the third lease agreement schedule ("Schedule #3") under the Master Lease with BALC.  The amount of the lease, $251,981, has a term of 78 months with equal installments of $3,903 per month.  Schedule #3 contains an early buyout provision that grants the Company the option of purchasing the equipment after the payment of the 66th installment for $49,287.

On July 17, 2006, the Company entered into the fourth lease agreement schedule ("Schedule #4") under the Master Lease with BALC.  The amount of the lease, $91,480, has a term of 60 months with equal installments of $1,649 per month.  Schedule #4 contains an early buyout provision that grants the Company the option of purchasing the equipment after the payment of the 48th installment for $31,295.

On December 29, 2006, the Company entered into the fifth lease agreement schedule ("Schedule #5") under the Master Lease with BALC.  The amount of the lease, $177,353, has a term of 60 months with equal installments of $2,962 per month.  Schedule #5 contains an early buyout provision that grants the Company the option of purchasing the equipment after the payment of the 48th installment for $67,926.

Table_Contents                                                                              F - 27

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Minimum future rental payments under these and other immaterial leases as of December 31, 2006 are as follows:

Years Ending December 31,
(In thousands)
2007	$336
2008	319
2009	310
2010	309
2011	247
Thereafter	840
Total minimum lease payments	$2,361

Rent expense under these leases was $302,000, $277,000 and $97,000 for the years ended 2006, 2005 and 2004, respectively.

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

For the year ended December 31, 2005, sales to the Engelhard Corporation through a one year agreement and Tronox through a multi-year contract accounted for approximately 20% and 11%, respectively of our total revenues in 2005 and 16% and 17%, respectively, in 2004.  No single customer accounted for 10% or more of our total revenues in 2006.

17.	Foreign Customer Sales

Revenues from sales to customers located outside the US for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004
Canada, Mexico & South America	$3,362	$2,688	$2,627
Pacific Rim	1,702	1,820	2,578
Europe, Africa & Middle East	5,460	7,524	2,484
Total Sales	$10,524	$12,032	$7,689
18.	Sales by Product

Revenues from sales by product for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

Product	2006		2005		2004
HITOX	$15,091	58%	$13,996	43%	$12,053	40%
ALUPREM	6,201	24%	10,599	32%	8,111	27%
SR	11	0%	3,722	11%	5,217	17%
BARTEX	3,114	12%	2,804	9%	2,998	10%
HALTEX	924	3%	861	3%	1,119	3%
OTHER	738	3%	687	2%	978	3%
Total	$26,079	100%	$32,669	100%	$30,476	100%

Table_Contents                                                                              F - 28