Form 10-Q
period 2007-05-14
TOR MINERALS INTERNATIONAL INC
filed 2007-05-14
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 OR
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

Large Accelerated Filer [__]	Accelerated Filer [__]	Non-accelerated Filer [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]	No [ X ]
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value	Shares Outstanding as of April 30, 2007 7,838,903

Table of Contents                                                                                1

Forward Looking Information

Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in market price for TiO2 pigments, changes in foreign currency exchange rates, increases in the price of energy and raw materials, such as ilmenite, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filings with the Securities and Exchange Commission.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Table of Contents                                                                                2

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
NET SALES	$7,153	$7,185
Cost of sales	5,751	5,630
GROSS MARGIN	1,402	1,555
Technical services and research and development	62	85
General, administrative and selling expenses	1,143	1,091
OPERATING INCOME	197	379
OTHER INCOME (EXPENSE):
Interest income	1	4
Interest expense	(159)	(122)
Gain (loss) on foreign currency exchange rate	5	(11)
INCOME BEFORE INCOME TAX	44	250
Income tax expense	5	50
NET INCOME	$39	$200
Less: Preferred Stock Dividends	15	15
Income Available to Common Shareholders	$24	$185

Income per common share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
Weighted average common shares outstanding:
Basic	7,839	7,829
Diluted	7,915	7,920

See accompanying notes.

Table of Contents                                                                                3

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
NET INCOME	$39	$200
OTHER COMPREHENSIVE INCOME, net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain arising during the period	-	205
Net loss reclassified to income	-	(107)
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains	331	462
Other comprehensive income, net of tax	331	560
COMPREHENSIVE INCOME	$370	$760

See accompanying notes.

Table of Contents                                                                                4

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$337	$896
Trade accounts receivable, net	4,337	3,593
Inventories, net	11,267	10,949
Other current assets	1,020	555
Total current assets	16,961	15,993
PROPERTY, PLANT AND EQUIPMENT, net	19,950	20,034
GOODWILL	1,950	1,927
OTHER ASSETS	55	57
	$38,916	$38,011

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,694	$2,036
Accrued expenses	2,351	2,062
Notes payable under lines of credit	1,054	811
Current deferred tax liability	401	401
Current maturities - Capital leases	67	65
Current maturities of long-term debt – Financial Institutions	524	580
Current maturities of long-term debt – Related Parties	-	400
Total current liabilities	6,091	6,355
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	240	254
Long-term debt – Financial Institutions	2,825	2,835
Notes payable under lines of credit	4,325	3,525
DEFERRED TAX LIABILITY	221	213
Total liabilities	13,702	13,182
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,839 shares issued and outstanding at 3/31/07 and 12/31/06	1,960	1,960
Additional paid-in capital	22,682	22,652
Accumulated deficit	(2,576)	(2,600)
Accumulated other comprehensive income:
Unrealized gain on derivatives	81	81
Cumulative translation adjustment	3,065	2,734
Total shareholders' equity	25,214	24,829
	$38,916	$38,011
See accompanying notes.

Table of Contents                                                                                5

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39	$200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	385	331
Non-cash compensation - Stock Options	30	30
Deferred income taxes	8	45
Provision for bad debt	-	29
Changes in working capital:
Receivables	(719)	15
Inventories	(96)	(413)
Other current assets	(458)	(175)
Accounts payable and accrued expenses	(107)	(17)
Net cash provided by (used in) operating activities	(918)	45
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(68)	(342)
Proceeds from sales of property, plant and equipment	-	1
Net cash used in investing activities	(68)	(341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	1,033	443
Payments on capital lease	(16)	(14)
Proceeds from long-term bank debt	74	172
Payments on long-term bank debt	(168)	(163)
Payments on related party long-term debt	(400)	(100)
Proceeds from the issuance of common stock through exercise of common stock options	-	21
Preferred stock dividends paid	(15)	(15)
Net cash provided by financing activities	508	344
Effect of exchange rate fluctuations on cash and cash equivalents	(81)	43
Net (decrease) increase in cash and cash equivalents	(559)	91
Cash and cash equivalents at beginning of period	896	1,280
Cash and cash equivalents at end of period	$337	$1,371

Supplemental cash flow disclosures:
Interest paid	$159	$122
Taxes paid	$9	$8

See accompanying notes.

Table of Contents                                                                                6

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The interim financial statements of TOR Minerals International, Inc. and Subsidiaries (the "Company") are unaudited, but include all adjustments which the Company deems necessary for a fair presentation of its financial position and results of operations.  All adjustments are of a normal and recurring nature.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  All significant accounting policies conform to those previously set forth in the Company's fiscal 2006 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (TMM) and TOR Processing & Trade BV (TP&T).  All significant inter-company transactions are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  TP&T’s functional currency is the Euro.  Results of operations for TMM and TP&T are translated from the designated functional currency to the US dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date.  Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income.  The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings.

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

Income Tax

Due to the utilization of operating loss carry-forwards, the Company recorded U.S. tax expense of $9,000 during the first quarter 2007 and a credit to foreign income tax expense of $4,000 compared to U.S. tax expense of $8,000 and foreign income tax expense of $42,000, respectively, for the first quarter 2006.  Taxes are applied based on an estimated annualized consolidated effective rate of 11%, which assumes continued ability to offset US federal income taxes through the utilization of net operating loss carry-forwards.

In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State’s current franchise tax regime. The new legislation’s effective date is January 1, 2008, which means that our first Texas margins tax (“TMT”) return will not become due until May 15, 2008 and will be based on our 2007 operations. Although the TMT is imposed on an entity’s gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax. In accordance with the guidance provided in SFAS No. 109, we have properly determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

Table of Contents                                                                                7

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Accounting for Uncertainty in Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws. As of January 1, 2007, the Company did not have any unrecognized tax benefits and there was no change during the quarter ended March 31, 2007.

We did not recognize any interest and penalties in our financial statements as a result of the adoption of FIN 48. If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

We are subject to taxation in the United States, Malaysia and The Netherlands. Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2003 through December 31, 2005.  Our state returns, which are filed in Texas and Michigan, are subject to examination for the tax years ended December 2002 through December 31, 2005.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ending December 31, 2000 through December 31, 2006.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently.  Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability.  The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract.  SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007.  Retrospective application is not allowed.  Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date.  Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159.  The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption.  Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date.  We do not believe the adoption of SFAS 159 will have a material impact on our financial position, cash flows or results of operations.

Table of Contents                                                                                8

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Related Party Transactions

The Company entered into a loan and security agreement on December 12, 2003, with the Company’s Chairman of the Board, Bernard Paulson, a 15.9% shareholder, through Paulson Ranch, Ltd.  Under the Agreement, Paulson Ranch made a loan to us in the amount $500,000 with a variable interest rate of 4% per annum above the “Wall Street Journal Prime Rate”.  The loan proceeds were used for working capital.  The Company paid the outstanding principal balance of $400,000 and accrued interest to Paulson Ranch, Ltd., on March 15, 2007.

Note 3.	Long-Term Debt and Notes Payable

A summary of long-term debt and notes payable follows:

(In thousands)	March 31,	December 31,
	2007	2006
Other indebtedness, note payable to Paulson Ranch, a related party, paid off on March 15, 2007	$-	$400
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at March 31, 2007, due May 1, 2007.	40	100
Term note payable to a US bank, with an interest rate of 8.25% at March 31, 2007, due November 30, 2010.	833	870
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at March 31, 2007, due June 1, 2009. (304 Euro)	406	446
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at March 31, 2007, due July 1, 2029. (435 Euro)	581	580
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at March 31, 2007, due January 31, 2030. (431 Euro)	576	575
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at March 31, 2007, due July 31, 2015. (421 Euro)	562	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at March 31, 2007, due June 30, 2010	351	272
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 8.25% at March 31, 2007, due October 1, 2008.	4,325	3,525
Total	7,674	7,340
Less current maturities	524	980
Total long-term debt and notes payable	$7,150	$6,360

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

Table of Contents                                                                                9

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

US Bank Credit Facility and Term Loans

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on November 29, 2006.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2007 to October 1, 2008.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At March 31, 2007, the outstanding balance on the Line was $4,325,000 and we had $447,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

On February 28, 2007, we amended our current loan agreement with the Bank.  Under the terms of the amendment, the Bank revised the basis for determining the “Borrowing Base” and “Eligible Inventory” to the following:  “Borrowing Base” means the sum of 80% of Borrower’s Eligible Accounts Receivable plus the lesser of (x) 50% of Borrower’s Eligible Inventory or (y) $3,500,000.  “Eligible Inventory” for purposes of determining the borrowing base under the Company’s line of credit with the Bank was amended.  The effect of the amendment expands the definition of Eligible Inventory to now permit Synthetic Rutile to be included in the borrowing base for ascertaining the amount of permitted borrowings by the Company, provided that it has been purchased by the Company and is in transit from TOR Minerals Malaysia, a wholly-owned subsidiary of the Company, to the Company’s facility at Corpus Christi, Texas, is fully insured on terms acceptable to the lender and is evidenced by bills of lading and other documents acceptable to the Bank.  The value of all Qualified Synthetic Rutile shall not exceed $3,000,000 for purposes of this calculation.

Our existing term loan with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the amendment.  The monthly principal payment on the term loan is $20,064.  At March 31, 2007, the term loan had an unpaid balance of $40,000.  Both the Line and the term loan are secured by our US property, plant and equipment, as well as inventory and accounts receivable.

On December 13, 2005, we entered into a real estate term loan (the “Term Loan”) with the Bank in the amount of $1,029,000 which is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at March 31, 2007, was $833,000.

On May 7, 2007, we amended our current loan agreement with the Bank.  Under the terms of the fourth amendment, we entered into a term loan with the bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments will commence on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.

In addition, the fourth amendment changed the existing covenant requiring the Company to maintain a positive net income after tax on a rolling four quarter basis to the following:  “Beginning January 1, 2007, Borrower agrees that it will maintain a positive net income after taxes, on a consolidated basis, including foreign subsidiaries and properties and excluding only events resulting from required changes in GAAP accounting treatment of intangibles or similar events beyond the control of the Borrower, when determined for the following periods:  (i) the three-month period ending March 31, 2007; (ii) the six-month period ending June 30, 2007; (iii) the nine-month period ending September 30, 2007, and (iv) the twelve-month period ending December 31, 2007, and as of each March 31, June 30, September 30, and December 31, thereafter, for the preceding twelve-month period ended on such date.”  The effect of this amendment is to exclude the impact of the loss experienced by the Company in the fourth quarter of 2006 from the determination of the positive net income.

Table of Contents                                                                                10

TOR Minerals International, Inc. and Subsidiaries
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

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At March 31, 2007, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At March 31, 2007, the Company’s Current Ratio was 2.8 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended March 31, 2007, the Company’s Fixed Charge Coverage Ratio was 1.5 to 1.0.
  Maintain a consolidated after tax profit for the three-month period ending March 31, 2007.

As of and for the four quarters ended March 31, 2007, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond March 31, 2007.

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T’s line of credit increased from Euro 650,000 ($868,000) to Euro 1,100,000 ($1,469,000).  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (7.05% at March 31, 2007), will mature on December 31, 2009 and is secured by TP&T’s accounts receivable and inventory.  At March 31, 2007, TP&T had utilized Euro 789,000 ($1,054,000) of its short-term credit facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($15,046).  The loan balance at March 31, 2007, was Euro 304,000 ($406,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,158).  The loan balance at March 31, 2007 was Euro 435,000 ($581,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

Table of Contents                                                                                11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,091).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at March 31, 2007 was Euro 431,000 ($576,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,565).  The loan is secured by TP&T’s assets.  The loan balance at March 31, 2007 was Euro 421,000 ($562,000).

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

Malaysian Bank Credit Facility and Term Loan

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from RM 500,000 ($144,000) to RM 3,780,000 ($1,092,000) and added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on June 30, 2007 the loan amount will be adjusted to what has been funded.

At March 31, 2007, TMM had drawn down $351,000 on the USD Loan.  Monthly interest payments began in December 2005 based on an annual interest rate of 5.2%.  Monthly principal payments are scheduled to begin on July 1, 2007 and will continue through June 30, 2010.

TMM renewed its banking facility with HSBC on October 30, 2006, for the purpose of extending the maturity date of the current facility from October 31, 2006, to October 31, 2007.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($144,000), a bank guarantee of RM 300,000 ($87,000) and an ECR up to RM 8,000,000 ($2,311,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

Table of Contents                                                                                12

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($289,000) and an ECR up to RM 9,300,000 ($2,686,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($289,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,333,000 to $7,222,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At March 31, 2007, TMM was not utilizing their overdraft or their ECR facilities.

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

Table of Contents                                                                                13

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4.	Capital Lease

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at March 31, 2007 was Euro 56,200 ($75,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($7,000).  The net present value of the lease at March 31, 2007 was Euro 230,000 ($307,000).

The following table sets forth the minimum future lease payments under this lease as of March 31, 2007:

Year Ending December 31,	Amount
2007	$63
2008	84
2009	84
2010	84
2011	35
Total minimum lease payments	350
Less: Amount representing executory costs	-
Net minimum lease payments	350
Less: Amount representing interest	(43)
Present value of net minimum lease payments	307
Less: Current maturities of capital lease obligations	(67)
Long-term capital lease obligations	$240

Note 5.	Series A Convertible Preferred Stock Dividend

On March 7, 2007, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended March 31, 2007, payable on April 1, 2007, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on March 7, 2007.

Table of Contents                                                                                14

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2007	2006
Numerator:
Net Income	$39	$200
Preferred Stock Dividends	(15)	(15)
Numerator for diluted earnings per share - income available to common shareholders after assumed conversions	$24	$185
Denominator:
Denominator for basic earnings per share - weighted-average shares	7,839	7,829
Effect of dilutive securities:
Employee stock options	76	91
Dilutive potential common shares	76	91
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,915	7,920
Basic earnings per common share	$0.00	$0.02
Diluted earnings per common share	$0.00	$0.02

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at March 31, 2007 and 2006.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Employee stock options excluded from diluted earnings per share for the three month periods ended March 31, 2007 and 2006 were 151,800 and 318,600, respectively.  These options were excluded from the computation of diluted earnings per share during these periods because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Table of Contents                                                                                15

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 7.	Segment Information

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

(In thousands)	United States (Corpus Christi)	Europe (TP&T)	Asia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
March 31, 2007
Net Sales:
Customer sales	$4,878	$1,430	$845	$-	$7,153
Intercompany sales	-	159	2,315	(2,474)	-
Total Net Sales	$4,878	$1,589	$3,160	$(2,474)	$7,153

Location profit (loss)	$(15)	$67	$(71)	$58	$39

Location assets	$14,628	$10,391	$13,897	$-	$38,916

March 31, 2006
Net Sales:
Customer sales	$5,454	$1,149	$582	$-	$7,185
Intercompany sales	-	777	2,086	(2,863)	-
Total Net Sales	$5,454	$1,926	$2,668	$(2,863)	$7,185

Location profit (loss)	$31	$72	$165	$(68)	$200

Location assets	$12,674	$9,878	$12,683	$-	$35,235

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

Table of Contents                                                                                16

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 8.	Stock Options and Equity Compensation Plan

The following table provides information as of March 31, 2007, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	884,700	$2.630	135,800
Equity compensation plans not approved by security holders	--		--
Total	884,700	$2.630	135,800

The Company's 1990 Incentive Stock Option Plan (“ISO”) for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At March 31, 2007, the 1990 Plan had 87,200 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At March 31, 2007, the Plan had 797,500 options outstanding, 116,700 exercised and 135,800 available for future issuance.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

For the three month periods ended March 31, 2007 and 2006, the Company recorded an expense of $30,000 in stock-based employee compensation expense.  This compensation expense is included in the general and administrative expenses in the accompanying consolidated income statements.

Table of Contents                                                                                17

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company granted 100,000 and 2,400 options during the three month periods ended March 31, 2007 and 2006, respectively.  The weighted average fair value per option at the date of grant for options granted in the three month periods ended March 31, 2007 and 2006 was $2.07 and $2.68, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.68%	4.47%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.75	0.79
Expected term (in years)	7.00	5.00

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

The number of options exercisable at March 31, 2007 and 2006 was 665,540 and 648,170, respectively.  The weighted-average remaining contractual life of those options is 6.5 years.  Exercise prices on options outstanding at March 31, 2007 and 2006, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding
2007	2006	Range of Exercise Prices
92,600	95,150	$ 0.92 - $ 1.99
648,200	495,100	$ 2.00 - $ 2.99
600	600	$ 3.00 - $ 3.99
95,500	105,500	$ 4.00 - $ 4.99
20,800	123,300	$ 5.00 - $ 5.99
27,000	77,000	$ 6.00 - $ 6.11
884,700	896,650

As of March 31, 2007, there was $438,000 of option compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.8 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Table of Contents                                                                                18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Inventories
(In thousands)	March 31,	December 31,
	2007	2006
Raw materials	$6,686	$6,404
Work in progress	665	703
Finished goods	3,356	3,259
Supplies	564	583
Total Inventories	11,271	10,949
Inventory reserve	(4)	-
Net Inventories	$11,267	$10,949
10.	Derivatives and Hedging Activities

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

At March 31, 2007 and 2006, there were no natural gas hedge contracts outstanding.

Foreign Currency Forward Contracts

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  For the three month period ended March 31, 2007, we marked the contracts to market, recording a net gain of approximately $81,000 as a component of "Other Comprehensive Income" and as a current asset on the balance sheet at March 31, 2007.  The recognition of this net gain had no effect on our cash flow.

Table of Contents                                                                                19

TOR Minerals International, Inc. and Subsidiaries
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

Following are our results for the three month periods March 31, 2007 and 2006.

(In thousands, except per share amounts)	Three Months Ended March 31,
	2007	2006
NET SALES	$7,153	$7,185
Cost of sales	5,751	5,630
GROSS MARGIN	1,402	1,555
Technical services and research and development	62	85
General, administrative and selling expenses	1,143	1,091
OPERATING INCOME	197	379
OTHER INCOME (EXPENSE):
Interest income	1	4
Interest expense	(159)	(122)
Gain (loss) on foreign currency exchange rate	5	(11)
INCOME BEFORE INCOME TAX	44	250
Income tax expense	5	50
NET INCOME	$39	$200

Income per diluted common share:	$0.00	$0.02

Table of Contents                                                                                20

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Going forward, we see 2007 as a building year at TOR where we focus on sales growth in global markets, manufacturing efficiencies and new product development for 2008 and beyond.

We believe our geographic diversity is an advantage to selling into global markets.  While we see relatively flat sales in the US throughout 2007, we believe our sales growth in Europe and Asia will reach approximately 30% this year.  In addition, we believe that:

  HITOX markets in Europe and Asia will grow approximately 30%;
  HITOX sales in the US will be flat due to the US market slow-down;
  ALUPREM sales growth worldwide will exceed 40%; and
  Net sales for the year 2007 will be approximately $29 million to $30 million.

With improved manufacturing efficiencies and process changes, we believe that gross profit should reach, if not exceed, 20%.  Actual results could differ materially from those indicated by these forward looking statements because of various risks and uncertainties.  See the information under the caption “Forward Looking Information” appearing below the Table of Contents to this report.

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended March 31, 2007 decreased approximately $32,000 compared to the first quarter 2006 primarily due to decrease in volume and price related to our ALUPREM sales in the US, offset by an increase in sales volume of HITOX throughout Europe and Asia.

Following is a summary of our consolidated products sales for the three month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
Product	2007		2006		Variance
HITOX	$3,951	55%	$3,611	50%	$340	9%
ALUPREM	2,069	29%	2,368	33%	(299)	-13%
BARTEX	761	11%	764	11%	(3)	0%
HALTEX	236	3%	279	4%	(43)	-15%
OTHER	136	2%	163	2%	(27)	-17%
Total	$7,153	100%	$7,185	100%	$(32)	0%
  HITOX – Worldwide HITOX sales grew 9%, with sales growth of 40% in Asia, 18% in Europe and 2% in the US.
  ALUPREM – Worldwide ALUPREM sales decreased approximately 13% due primarily to a decrease in volume and price in the US of approximately 35%, offset by an increase in European ALUPREM sales of approximately 27%.
  BARTEX and HALTEX – BARTEX sales remained flat and HALTEX sales decreased primarily due to the slow down in the US economy.
  Other Products –SYNFLUX and OSO decreased in the US, while the ZIRCON sales increased in Asia.

Table of Contents                                                                                21

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Corpus Christi Operation

Following is a summary of net sales for our Corpus Christi operation for the quarters ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
Product	2007		2006		Variance
HITOX	$2,811	58%	$2,750	50%	$61	2%
ALUPREM	971	20%	1,501	28%	(530)	-35%
BARTEX	761	15%	764	14%	(3)	0%
HALTEX	236	5%	279	5%	(43)	-15%
OTHER	99	2%	160	3%	(61)	-38%
Total	$4,878	100%	$5,454	100%	$(576)	-11%

  HITOX – Sales sustained a modest growth of 2%.

  ALUPREM – US sales of ALUPREM decreased approximately 35% as compared to the same period last year primarily due to a decrease in both volume and price.

Netherlands Operation

Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TP&T purchases HITOX from TMM for distribution in Europe.  Our increased sales efforts in Europe have resulted in an increase in our customer base, as well as our sales volume.  The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the three month periods ended March 31, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended March 31,
Product	2007		2006		Variance
ALUPREM	$1,098	77%	$867	76%	231	27%
HITOX	332	23%	282	24%	$50	18%
Total	$1,430	100%	$1,149	100%	$281	24%

  ALUPREM – Increase primarily related to an increase in volume and the effects of the foreign currency exchange rate.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.

  HITOX – Increase primarily related to an increase in volume related to the growth in TP&T’s customer base throughout Europe.

Table of Contents                                                                                22

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TP&T.  The following table represents TMM’s sales (in thousands) for the quarters ended March 31, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended March 31,
Product	2007		2006		Variance
HITOX	$808	96%	$579	99%	$229	40%
OTHER	37	4%	3	1%	34	1133%
Total	$845	100%	$582	100%	$263	45%

  HITOX – Increase in volume which is primarily related to our increased sales effort throughout Asia and South America.

  Other Products – Increase primarily due to the sale of Zircon.

Gross Margin:  For the three month period ended March 31, 2007, gross margin decreased two percentage points, from 21.6% in 2006 to 19.6% in 2007.  Primary factors affecting gross margin include a reduction in average selling price of ALUPREM sales in the US and an increase in fuel oil and raw material costs at the Asian operation, offset by direct labor cost savings achieved through improved plant process efficiencies.

Technical Services and General, Administrative and Selling Expenses:  Total expenses increased approximately 2.5% during the three-month period ended March 31, 2007 as compared to the same period in 2006 primarily due to higher accounting fees related to compliance measures related to Section 404 of the Sarbanes-Oxley Act.

Interest Expense:  Net interest expense for the quarter increased approximately $37,000 as compared to the same period in 2006.  The increases are primarily related to an increase in long-term debt and our lines of credit.

Income Taxes:  Income taxes consisted of a credit of approximately $4,000 of foreign deferred tax expense for the three month period ended March 31, 2007, and $9,000 in state income tax expense compared to $42,000 of foreign deferred tax expense and $8,000 in state income tax expense for the same three month period in 2006.  Taxes are based on an estimated annualized consolidated effective rate of 11%, which assumes continued ability to offset U.S. federal income taxes through utilization of net operating loss carryforwards.

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $559,000 from December 31, 2006 to March 31, 2007.

	Three Months Ended March 31,
(In thousands)	2007	2006
Net cash provided by (used in)
Operating activities	$(918)	$45
Investing activities	(68)	(341)
Financing activities	508	344
Effect of exchange rate fluctuations	(81)	43
Net change in cash and cash equivalents	$(559)	$91

Table of Contents                                                                                23

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Operating Activities

We used $917,000 during the first three months of 2007 in operating activities.  Following are the major changes in working capital affecting cash used in operating activities for the three month period ended March 31, 2007:

  Accounts Receivable:  Accounts receivable increased $719,000.  Accounts receivable increased at each of our three operations primarily due to stronger sales in the first quarter 2007 as compared to the fourth quarter 2006.  At the Corpus Christi operation, accounts receivable increased $697,000, at TP&T $9,000 and at TMM $13,000.
  Inventories: Inventories increased $96,000.  Inventories at the Corpus Christi operation increased $1,147,000 due primarily to a shipment of SR and Barite received in the first quarter, as well as an increase in the operation’s level of finished goods.  Inventories at TMM decreased $895,000 primarily due to a decrease in SR inventory that was shipped to the Corpus Christi operation during the first quarter and TP&T’s finished goods inventory decreased $156,000.
  Other Current Assets:  Other current assets increased $458,000.  At TMM, prepaid expenses increased $284,000 primarily due TMM’s prepayment of freight and insurance; at TP&T $103,000 related to prepaid insurance and pension expense; and at Corpus Christi $71,000 related to prepaid insurance.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased $107,000.  Accounts payable and accrued expenses at TMM decreased $844,000 primarily due to the payment of raw materials and fuel utilized during the build up of their SR inventory.  Accounts payable and accrued expenses increased $631,000 at the Corpus Christi operation primarily due to inventory and at TP&T $106,000 primarily due to timing.

Investing Activities

We used cash of $68,000 in investing activities during the first three months of 2007 primarily for the purchase of fixed assets.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $34,000 primarily for new equipment and facility improvements.
  Netherlands Operation:  We invested approximately $13,000 at TP&T primarily for new computer hardware.
  Malaysian Operation:  We invested approximately $21,000 at TMM for new equipment related to the production of SR.

Financing Activities

We received $508,000 from financing activities during the three month period ended March 31, 2007.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit increased $800,000 primarily related to paying off the related party debt to Paulson Ranch, in the amount of $400,000, and working capital.  In addition, TP&T’s borrowings increased approximately $233,000 primarily for the purpose of financing working capital.
  Capital Lease:  TP&T’s capital lease decreased approximately $16,000.
  Long-term Debt – Financial Institutions:  TMM’s net long-term debt increased $74,000 primarily related to upgrading their SR plant.  Long-term debt at the Corpus Christi operation decreased approximately $94,000 and TP&T’s decreased approximately $74,000.
  Related Party Debt:  We paid the balance outstanding of $400,000 on our related party debt to Paulson Ranch.
  Preferred Stock Dividends:  The Company paid dividends of $15,000 on its Series A convertible preferred stock.

Table of Contents                                                                                24

TOR Minerals International, Inc. and Subsidiaries
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

(In thousands)	March 31,	December 31,
	2007	2006
Other indebtedness, note payable to Paulson Ranch, a related party, paid off on March 15, 2007	$-	$400
Fixed rate term note payable to a US bank, with an interest rate of 5.2% at March 31, 2007, due May 1, 2007.	40	100
Term note payable to a US bank, with an interest rate of 8.25% at March 31, 2007, due November 30, 2010.	833	870
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at March 31, 2007, due June 1, 2009. (304 Euro)	406	446
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at March 31, 2007, due July 1, 2029. (435 Euro)	581	580
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at March 31, 2007, due January 31, 2030. (431 Euro)	576	575
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at March 31, 2007, due July 31, 2015. (421 Euro)	562	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.2% at March 31, 2007, due June 30, 2010	351	272
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 8.25% at March 31, 2007, due October 1, 2008.	4,325	3,525
Total	7,674	7,340
Less current maturities	524	980
Total long-term debt and notes payable	$7,150	$6,360

Table of Contents                                                                                25

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

US Operations

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on November 29, 2006.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2007 to October 1, 2008.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At March 31, 2007, the outstanding balance on the Line was $4,325,000 and we had $447,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

On February 28, 2007, we amended our current loan agreement with the Bank.  Under the terms of the amendment, the Bank revised the basis for determining the “Borrowing Base” and “Eligible Inventory” to the following:  “Borrowing Base” means the sum of 80% of Borrower’s Eligible Accounts Receivable plus the lesser of (x) 50% of Borrower’s Eligible Inventory or (y) $3,500,000.  “Eligible Inventory” for purposes of determining the borrowing base under the Company’s line of credit with the Bank was amended.  The effect of the amendment expands the definition of Eligible Inventory to now permit Synthetic Rutile to be included in the borrowing base for ascertaining the amount of permitted borrowings by the Company, provided that it has been purchased by the Company and is in transit from TOR Minerals Malaysia, a wholly-owned subsidiary of the Company, to the Company’s facility at Corpus Christi, Texas, is fully insured on terms acceptable to the lender and is evidenced by bills of lading and other documents acceptable to the Bank.  The value of all Qualified Synthetic Rutile shall not exceed $3,000,000 for purposes of this calculation.

Our existing term loan (“Loan”) with the Bank, which bears interest at 5.2% and matures on May 1, 2007, was unchanged by the amendment.  The monthly principal payment on the Loan is $20,064.  At March 31, 2007, the Loan had an unpaid balance of $40,000.  Both the Line and the Loan are secured by our US property, plant and equipment, as well as inventory and accounts receivable.

On December 13, 2005, we entered into a real estate term loan (the “Term Loan”) with the Bank in the amount of $1,029,000 which is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at March 31, 2007, was $833,000.

On May 7, 2007, we amended our current loan agreement with the Bank.  Under the terms of the fourth amendment, we entered into a term loan with the bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments will commence on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.

In addition, the fourth amendment changed the existing covenant requiring the Company to maintain a positive net income after tax on a rolling four quarter basis to the following:  “Beginning January 1, 2007, Borrower agrees that it will maintain a positive net income after taxes, on a consolidated basis, including foreign subsidiaries and properties and excluding only events resulting from required changes in GAAP accounting treatment of intangibles or similar events beyond the control of the Borrower, when determined for the following periods:  (i) the three-month period ending March 31, 2007; (ii) the six-month period ending June 30, 2007; (iii) the nine-month period ending September 30, 2007, and (iv) the twelve-month period ending December 31, 2007, and as of each March 31, June 30, September 30, and December 31, thereafter, for the preceding twelve-month period ended on such date.”  The effect of this amendment is to exclude the impact of the loss experienced by the Company in the fourth quarter of 2006 from the determination of the positive net income.

Table of Contents                                                                                26

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At March 31, 2007, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At March 31, 2007, the Company’s Current Ratio was 2.8 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended March 31, 2007, the Company’s Fixed Charge Coverage Ratio was 1.5 to 1.0.
  Maintain a consolidated after tax profit for the three-month period ending March 31, 2007.

As of and for the four quarters ended March 31, 2007, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond March 31, 2007.

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

Netherlands Operations

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T’s line of credit increased from Euro 650,000 ($868,000) to Euro 1,100,000 ($1,469,000).  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (7.05% at March 31, 2007), will mature on December 31, 2009 and is secured by TP&T’s accounts receivable and inventory.  At March 31, 2007, TP&T had utilized Euro 789,000 ($1,054,000) of its Credit Facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($15,046).  The loan balance at March 31, 2007, was Euro 304,000 ($406,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

Table of Contents                                                                                27

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,158).  The loan balance at March 31, 2007 was Euro 435,000 ($581,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,091).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at March 31, 2007 was Euro 431,000 ($576,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,565).  The loan is secured by TP&T’s assets.  The loan balance at March 31, 2007 was Euro 421,000 ($562,000).

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

Malaysian Operations

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from RM 500,000 ($144,000) to RM 3,780,000 ($1,092,000) and added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on June 30, 2007 the loan amount will be adjusted to what has been funded.

At March 31, 2007, TMM had drawn down $351,000 on the USD Loan.  Monthly interest payments began in December 2005 based on an annual interest rate of 5.2%.  Monthly principal payments are scheduled to begin on July 1, 2007 and will continue through June 30, 2010.

Table of Contents                                                                                28

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

TMM renewed its banking facility with HSBC on October 30, 2006, for the purpose of extending the maturity date of the current facility from October 31, 2006, to October 31, 2007.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($144,000), a bank guarantee of RM 300,000 ($87,000) and an ECR up to RM 8,000,000 ($2,311,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($289,000) and an ECR up to RM 9,300,000 ($2,686,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($289,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,333,000 to $7,222,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At March 31, 2007, TMM was not utilizing their overdraft or their ECR facilities.

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

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2006 Annual Report on Form 10-K.

Table of Contents                                                                                29

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2006 Annual Report on Form 10-K

Item 4.	Controls and Procedures

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

Table of Contents                                                                                30

Part II  -  Other Information

Item 1.	Legal Proceedings

The Company is involved in routine litigation incidental to its business.  Management believes that the outcome of such litigation will not have a material adverse affect on its financial position, results of operations and cash flows.

Item 1A.	Risk Factors

No material changes have been made in the disclosure of risk factors for those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Table of Contents                                                                                31

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 14, 2007	OLAF KARASCH Olaf Karasch President and CEO

Date:	May 14, 2007	STEVEN H. PARKER Steven H. Parker Treasurer and CFO

Table of Contents                                                                                32