Form 10-Q
period 2007-06-30
TOR MINERALS INTERNATIONAL INC
filed 2007-08-13
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 OR
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

Large Accelerated Filer [__]	Accelerated Filer [__]	Non-accelerated Filer [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]	No [ X ]
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value	Shares Outstanding as of July 31, 2007 7,856,021

Table of Contents                                                                                1

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

Table of Contents                                                                                2

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited) (In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET SALES	$7,281	$6,541	$14,434	$13,726
Cost of sales	5,906	5,002	11,657	10,632
GROSS MARGIN	1,375	1,539	2,777	3,094
Technical services and research and development	56	53	118	138
General, administrative and selling expenses	1,078	1,113	2,221	2,204
OPERATING INCOME	241	373	438	752
OTHER INCOME (EXPENSE):
Interest income	2	7	3	11
Interest expense	(180)	(135)	(339)	(257)
Gain (loss) on foreign currency exchange rate	46	(20)	51	(31)
INCOME BEFORE INCOME TAX	109	225	153	475
Income tax expense	27	88	32	138
NET INCOME	$82	$137	$121	$337
Less: Preferred Stock Dividends	15	15	30	30
Income Available to Common Shareholders	$67	$122	$91	$307

Income per common share:
Basic	$0.01	$0.02	$0.01	$0.04
Diluted	$0.01	$0.02	$0.01	$0.04
Weighted average common shares outstanding:
Basic	7,839	7,837	7,839	7,833
Diluted	7,937	7,876	7,926	7,898

See accompanying notes.

Table of Contents                                                                                3

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET INCOME	$82	$137	$121	$337
OTHER COMPREHENSIVE INCOME, net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain (loss) arising during the period	(2)	126	(2)	331
Net gain reclassified to income	(81)	(205)	(81)	(312)
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains	141	226	472	786
Other comprehensive income, net of tax	58	147	389	805
COMPREHENSIVE INCOME	$140	$284	$510	$1,142

See accompanying notes.

Table of Contents                                                                                4

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except per share amounts)

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$513	$896
Trade accounts receivable, net	4,747	3,593
Inventories, net	11,008	10,949
Other current assets	761	555
Total current assets	17,029	15,993
PROPERTY, PLANT AND EQUIPMENT, net	19,986	20,034
GOODWILL	1,977	1,927
OTHER ASSETS	52	57
	$39,044	$38,011

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,940	$2,036
Accrued expenses	1,643	2,062
Notes payable under lines of credit	1,210	811
Current deferred tax liability	397	401
Current maturities - Capital leases	69	65
Current maturities of long-term debt – Financial Institutions	588	580
Current maturities of long-term debt – Related Parties	-	400
Total current liabilities	5,847	6,355
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	226	254
Long-term debt – Financial Institutions	3,151	2,835
Notes payable under lines of credit	4,150	3,525
DEFERRED TAX LIABILITY	246	213
Total liabilities	13,620	13,182
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,839 shares issued and outstanding at 6/30/07 and 12/31/06	1,960	1,960
Additional paid-in capital	22,767	22,652
Accumulated deficit	(2,509)	(2,600)
Accumulated other comprehensive income:
Unrealized gain (loss) on derivatives	(2)	81
Cumulative translation adjustment	3,206	2,734
Total shareholders' equity	25,424	24,829
	$39,044	$38,011
See accompanying notes.

Table of Contents                                                                                5

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$121	$337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	807	713
Non-cash compensation - Stock Options	114	120
Deferred income taxes	30	133
Provision for bad debt	-	41
Changes in working capital:
Receivables	(1,112)	495
Inventories	198	(1,379)
Other current assets	(279)	(454)
Accounts payable and accrued expenses	(591)	(26)
Net cash used in operating activities	(712)	(20)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(397)	(375)
Proceeds from sales of property, plant and equipment	-	1
Net cash used in investing activities	(397)	(374)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	1,002	668
Payments on capital lease	(33)	(29)
Proceeds from long-term bank debt	500	211
Payments on long-term bank debt	(233)	(350)
Payments on related party long-term debt	(400)	(100)
Proceeds from the issuance of common stock through exercise of common stock options	1	21
Preferred stock dividends paid	(30)	(30)
Net cash provided by financing activities	807	391
Effect of exchange rate fluctuations on cash and cash equivalents	(81)	7
Net (decrease) increase in cash and cash equivalents	(383)	4
Cash and cash equivalents at beginning of period	896	1,280
Cash and cash equivalents at end of period	$513	$1,284

Supplemental cash flow disclosures:
Interest paid	$339	$257
Taxes paid	$18	$10
See accompanying notes.

Table of Contents                                                                                6

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

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

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  TP&T’s functional currency is the Euro.  Results of operations for TMM and TP&T are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date.  Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income.  The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings.

In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Income Tax

Due to the utilization of operating loss carry-forwards, the Company recorded U.S. tax expense of $9,000 during the second quarter 2007 and foreign income tax expense of $18,000 compared to U.S. tax expense of $2,000 and foreign income tax expense of $86,000, respectively, for the second quarter 2006.  For the six month period ended June 30, 2007, the Company recorded U.S. tax expense of $18,000 and foreign income tax expense of $14,000 compared to $10,000 and $128,000 for the same period 2006, respectively.  Taxes are applied based on an estimated annualized consolidated effective rate of 21%, which assumes continued ability to offset U.S. federal income taxes through the utilization of net operating loss carry-forwards.

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

In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws. As of January 1, 2007, the Company did not have any unrecognized tax benefits and there was no change during the six month period ended June 30, 2007.

We did not recognize any interest and penalties in our consolidated financial statements as a result of the adoption of FIN 48. If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

We are subject to taxation in the United States, Malaysia and The Netherlands. Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2003 through December 31, 2006.  Our state returns, which are filed in Texas and Michigan, are subject to examination for the tax years ended December 2002 through December 31, 2006.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ending December 31, 2000 through December 31, 2006.

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

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

Table of Contents                                                                                8

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year.  However, in order for a company to early adopt Statement 159, it must also early adopt all of the provisions of FASB Statement No. 157, Fair Value Measurements.  We do not believe the adoption of SFAS 159 will have a material impact on our consolidated financial position, cash flows or results of operations.

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

Note 3.	Long-Term Debt and Notes Payable

A summary of long-term debt and notes payable follows:

(In thousands)	June 30, 2007	December 31, 2006
Note payable to Paulson Ranch, a related party, paid off on March 15, 2007.	$-	$400
Fixed rate term note payable to a U.S. bank, paid off on May 1, 2007.	-	100
Term note payable to a U.S. bank, with an interest rate of 8.25% at June 30, 2007, due November 30, 2010.	796	870
Term note payable to a U.S. bank, with an interest rate of 8.25% at June 30, 2007, due May 1, 2012.	492	-
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at June 30, 2007, due June 1, 2009. (270 Euro)	366	446
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at June 30, 2007, due July 1, 2029. (430 Euro)	583	580
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at June 30, 2007, due January 31, 2030. (426 Euro)	577	575
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at June 30, 2007, due July 31, 2015. (408 Euro)	553	572
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 6.5% at June 30, 2007, due June 30, 2010.	372	272
Revolving line of credit, payable to a U.S. bank, with an interest rate of bank prime, 8.25% at June 30, 2007, due October 1, 2008.	4,150	3,525
Total	7,889	7,340
Less current maturities	588	980
Total long-term debt and notes payable	$7,301	$6,360

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

Table of Contents                                                                                9

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

U.S. Bank Credit Facility and Term Loans

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on November 29, 2006.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2007 to October 1, 2008.  The Line, which provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base, is secured by our U.S. property, plant and equipment, as well as inventory and accounts receivable.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At June 30, 2007, the outstanding balance on the Line was $4,150,000 and we had $666,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

On February 28, 2007, we amended our current loan agreement with the Bank.  Under the terms of the amendment, the Bank revised the basis for determining the “Borrowing Base” and “Eligible Inventory” to the following:  “Borrowing Base” means the sum of 80% of Borrower’s Eligible Accounts Receivable plus the lesser of (x) 50% of Borrower’s Eligible Inventory or (y) $3,500,000.  “Eligible Inventory” for purposes of determining the borrowing base under the Company’s line of credit with the Bank was amended.  The effect of the amendment expands the definition of Eligible Inventory to now permit Synthetic Rutile to be included in the borrowing base for ascertaining the amount of permitted borrowings by the Company, provided that it has been purchased by the Company and is in transit from TOR Minerals Malaysia, a wholly-owned subsidiary of the Company, to the Company’s U.S. facility at Corpus Christi, Texas, is fully insured on terms acceptable to the lender and is evidenced by bills of lading and other documents acceptable to the Bank.  The value of all Qualified Synthetic Rutile shall not exceed $3,000,000 for purposes of this calculation.

Our existing fixed rate term loan with the Bank, which had an outstanding principal balance of $100,000 at December 31, 2006, was paid off on May 1, 2007.

On December 13, 2005, we entered into a real estate term loan (the “Loan”) with the Bank in the amount of $1,029,000.  The Loan is secured by our U.S. real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Loan balance at June 30, 2007, was $796,000.

On May 7, 2007, we amended our current loan agreement with the Bank.  Under the terms of the fourth amendment, we entered into a term loan (the “Term Loan”) with the bank in the amount of $500,000 which is secured by our U.S. property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at June 30, 2007, was $492,000.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Agreement contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations.  The Agreement also requires us to notify the Bank upon the occurrence of a “material adverse event”, which among other items, is considered to be an event that may adversely affect our consolidated financial condition, business, properties, operations, the Bank’s collateral or the Bank’s ability to enforce its rights under the Agreement.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At June 30, 2007, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At June 30, 2007, the Company’s Current Ratio was 2.9 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended June 30, 2007, the Company’s Fixed Charge Coverage Ratio was 1.6 to 1.0.
  Maintain a consolidated after tax profit for the six-month period ending June 30, 2007.

As of and for the four quarters ended June 30, 2007, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond June 30, 2007.

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T’s line of credit increased from Euro 650,000 ($880,000) to Euro 1,100,000 ($1,489,000).  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (7.55% at June 30, 2007), will mature on December 31, 2009 and is secured by TP&T’s accounts receivable and inventory.  At June 30, 2007, TP&T had utilized Euro 894,000 ($1,210,000) of its short-term credit facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to the U.S. Operation.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($15,255).  The loan balance at June 30, 2007, was Euro 270,000 ($366,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,188).  The loan balance at June 30, 2007 was Euro 430,000 ($583,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

Table of Contents                                                                                11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.7% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,120).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at June 30, 2007 was Euro 426,000 ($577,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,642).  The loan is secured by TP&T’s assets.  The loan balance at June 30, 2007 was Euro 408,000 ($553,000).

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

Malaysian Bank Credit Facility and Term Loan

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from RM 500,000 ($145,000) to RM 3,780,000 ($1,096,000) and added a U.S. Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on October 31, 2007 the loan amount will be adjusted to what has been funded.

At June 30, 2007, TMM had drawn down $372,000 on the USD Loan.  Monthly interest payments began in December 2005 based on an annual interest rate of 6.5%.  Monthly principal payments are scheduled to begin on August 26, 2007 and will continue through June 30, 2010.

TMM renewed its banking facility with HSBC on October 30, 2006, for the purpose of extending the maturity date of the current facility from October 31, 2006, to October 31, 2007.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($145,000), a bank guarantee of RM 300,000 ($87,000) and an ECR up to RM 8,000,000 ($2,321,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($290,000) and an ECR up to RM 9,300,000 ($2,698,000).  The RHB facility was also amended to include the following:

Table of Contents                                                                                12

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($290,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,351,000 to $7,252,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At June 30, 2007, TMM was not utilizing their overdraft or their ECR facilities.

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

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at June 30, 2007 was Euro 62,735 ($85,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($7,100).  The net present value of the lease at June 30, 2007 was Euro 218,000 ($295,000).

The following table sets forth the minimum future lease payments under this lease as of June 30, 2007:

Year Ending December 31,	Amount
2007	$43
2008	85
2009	85
2010	85
2011	35
Total minimum lease payments	333
Less: Amount representing executory costs	-
Net minimum lease payments	333
Less: Amount representing interest	(38)
Present value of net minimum lease payments	295
Less: Current maturities of capital lease obligations	(69)
Long-term capital lease obligations	$226

Note 5.	Series A Convertible Preferred Stock Dividend

On June 7, 2007, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended June 30, 2007, payable on July 1, 2007, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on June 7, 2007.

Table of Contents                                                                                14

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net Income	$82	$137	$121	$337
Preferred Stock Dividends	(15)	(15)	(30)	(30)
Numerator for diluted earnings per share - income available to common shareholders after assumed conversions	$67	$122	$91	$307
Denominator:
Denominator for basic earnings per share - weighted-average shares	7,839	7,837	7,839	7,833
Effect of dilutive securities:
Employee stock options	98	39	87	65
Dilutive potential common shares	98	39	87	65
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,937	7,876	7,926	7,898
Basic earnings per common share	$0.01	$0.02	$0.01	$0.04
Diluted earnings per common share	$0.01	$0.02	$0.01	$0.04

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at June 30, 2007 and 2006.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Employee stock options excluded from diluted earnings per share for the three month periods ended June 30, 2007 and 2006 were 319,500 and 256,300, respectively.  For the six month periods ended June 30, 2007 and 2006, options excluded from diluted earnings per share were 252,000 and 256,300, respectively.  These options were excluded from the computation of diluted earnings per share during these periods because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TP&T)	Asia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
June 30, 2007
Net Sales:
Customer sales	$4,923	$1,621	$737	$-	$7,281
Intercompany sales	-	567	1,678	(2,245)	-
Total Net Sales	$4,923	$2,188	$2,415	$(2,245)	$7,281

Location profit (loss)	$(57)	$144	$(37)	$32	$82

June 30, 2006
Net Sales:
Customer sales	$4,627	$1,097	$817	$-	$6,541
Intercompany sales	-	255	1,314	(1,569)	-
Total Net Sales	$4,627	$1,352	$2,131	$(1,569)	$6,541

Location profit (loss)	$180	$(297)	$208	$46	$137
As of and for the six months ended:
June 30, 2007
Net Sales:
Customer sales	$9,801	$3,051	$1,582	$-	$14,434
Intercompany sales	-	1,408	3,710	(5,118)	-
Total Net Sales	$9,801	$4,459	$5,292	$(5,118)	$14,434

Location profit (loss)	$(72)	$207	$(108)	$94	$121
Location assets	$14,539	$11,088	$13,417	$-	$39,044

June 30, 2006
Net Sales:
Customer sales	$10,081	$2,246	$1,399	$-	$13,726
Intercompany sales	-	1,032	3,400	(4,432)	-
Total Net Sales	$10,081	$3,278	$4,799	$(4,432)	$13,726

Location profit (loss)	$212	$(208)	$365	$(32)	$337
Location assets	$11,745	$10,014	$14,394	$-	$36,153

Table of Contents                                                                                16

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

The following table provides information as of June 30, 2007, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	948,600	$2.632	69,400
Equity compensation plans not approved by security holders	--		--
Total	948,600	$2.632	69,400

The Company's 1990 Incentive Stock Option Plan (“ISO”) for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At June 30, 2007, the 1990 Plan had 84,700 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At June 30, 2007, the Plan had 863,900 options outstanding, 116,700 exercised and 69,400 available for future issuance.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three month periods ended June 30, 2007 and 2006, the Company recorded $84,000 and $90,000, respectively, in stock-based employee compensation and for the six month periods ended June 30, 2007 and 2006, $114,000 and $120,000, respectively.  This compensation cost is included in the general and administrative expenses and inventory/cost of sales in the accompanying consolidated income statements.

The Company granted 167,500 and 20,200 options during the six month periods ended June 30, 2007 and 2006, respectively.  The weighted average fair value per option at the date of grant for options granted in the six month periods ended June 30, 2007 and 2006 was $2.01 and $1.62, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2007	2006
Risk-free interest rate	4.71%	4.95%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.74	0.74
Expected term (in years)	7.00	6.60

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

The number of options exercisable at June 30, 2007 and 2006 was 707,340 and 677,870, respectively.  The weighted-average remaining contractual life of those options is 6.5 years.  Exercise prices on options outstanding at June 30, 2007 and 2006, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding at June 30,
2007	2006	Range of Exercise Prices
92,100	95,150	$ 0.92 - $ 1.99
713,200	512,900	$ 2.00 - $ 2.99
600	600	$ 3.00 - $ 3.99
95,500	95,500	$ 4.00 - $ 4.99
20,200	120,800	$ 5.00 - $ 5.99
27,000	27,000	$ 6.00 - $ 6.11
948,600	851,950

As of June 30, 2007, there was $482,000 of option compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.6 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Table of Contents                                                                                18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Inventories
(In thousands)	June 30, 2007	December 31, 2006
Raw materials	$6,326	$6,404
Work in progress	763	703
Finished goods	3,361	3,259
Supplies	586	583
Total Inventories	11,036	10,949
Inventory reserve	(28)	-
Net Inventories	$11,008	$10,949

10.	Derivatives and Hedging Activities

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

At June 30, 2007 and 2006, there were no natural gas hedge contracts outstanding.

Foreign Currency Forward Contracts

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  For the three and six month periods ended June 30, 2007, we marked the contracts to market, recording a net loss of approximately $2,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at June 30, 2007.  The recognition of this net loss had no effect on our cash flow.

Table of Contents                                                                                19

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics, catalysts and solid surface applications.  We have operations in the U.S., Asia and Europe.

Our U.S. Operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, and HALTEX.  The facility is also the Global Headquarters for the Company.  The Asian Operation, located in Ipoh, Malaysia, manufactures SR and HITOX and our European Operation, located in Hattem, Netherlands, manufactures Alumina based products.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the U.S. Dollar.

Our business is closely correlated with the construction industry and its demand for materials that use pigments, such as paints and plastics.  This has generally led to higher sales in our second and third quarters due to increases in construction and maintenance during warmer weather.  Also, pigment consumption is closely correlated with general economic conditions.  When the economy is in an expansionary state, there is typically an increase in pigment consumption while a slow down typically results in decreased pigment consumption.  When the construction industry or the economy is in a period of decline, TOR's sales and profit are likely to be adversely affected.

Following are our results for the three month and six month periods ended June 30, 2007 and 2006.

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET SALES	$7,281	$6,541	$14,434	$13,726
Cost of sales	5,906	5,002	11,657	10,632
GROSS MARGIN	1,375	1,539	2,777	3,094
Technical services and research and development	56	53	118	138
General, administrative and selling expenses	1,078	1,113	2,221	2,204
OPERATING INCOME	241	373	438	752
OTHER INCOME (EXPENSE):
Interest income	2	7	3	11
Interest expense	(180)	(135)	(339)	(257)
Gain (loss) on foreign currency exchange rate	46	(20)	51	(31)
INCOME BEFORE INCOME TAX	109	225	153	475
Income tax expense	27	88	32	138
NET INCOME	$82	$137	$121	$337

Income per diluted common share:	$0.01	$0.02	0.01	0.04

Table of Contents                                                                                20

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Going forward, we see 2007 as a building year at TOR, we are focusing on sales growth in global markets, manufacturing efficiencies and new product development for 2008 and beyond.

We believe our geographic diversity is an advantage to selling in the global markets.  While we see relatively flat sales in the U.S. throughout 2007, we believe our sales growth in Europe and Asia will reach approximately 30% this year.  In addition, we believe that:

  HITOX markets in Europe and Asia will continue to grow at above average market growth;
  HITOX sales in the U.S. will be flat due to the U.S. market slow-down;
  ALUPREM sales worldwide will continue to grow at above average market growth; and
  Net sales for the year 2007 will be approximately $29 million to $30 million.

We are making improvements to our SR production process to increase yields and help offset increasing raw material and energy costs in our Asian operation.  The improvements are expected to be operational in early 2008.  However, given the recent increase in fuel oil costs, combined with sufficient inventory levels, we are considering the temporary idling of synthetic rutile production.  As a result, we may incur lower fixed cost absorption at our Malaysian facility, which will reduce earnings for 2007.  Due to this fact, we are withdrawing the previous earnings guidance for the year ending December 31, 2007.

Actual results could differ materially from those indicated by these forward looking statements because of various risks and uncertainties.  See the information under the caption “Forward Looking Information” appearing below the Table of Contents of this report.

Table of Contents                                                                                21

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended June 30, 2007 increased approximately $740,000 compared to the second quarter 2006 primarily due to an increase in volume of our ALUPREM sales in the U.S. and Europe, offset by a decrease in sales volume of HITOX in both the U.S. and Asia.

Following is a summary of our consolidated products sales for the three month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,
Product	2007		2006		Variance
HITOX	$3,686	51%	$4,018	61%	$(332)	-8%
ALUPREM	2,455	34%	1,471	23%	984	67%
BARTEX	847	12%	729	11%	118	16%
HALTEX	161	2%	212	3%	(51)	-24%
SR	12	0%	9	0%	3	33%
OTHER	120	1%	102	2%	18	18%
Total	$7,281	100%	$6,541	100%	$740	11%

  HITOX –HITOX sales declined due to a decrease in volume primarily related to a decline in the U.S. housing market.

  ALUPREM – Worldwide ALUPREM sales increased primarily due to an increase in volume in both the U.S. and Europe.

  BARTEX and HALTEX – BARTEX sales increased modestly and HALTEX sales decreased primarily due to the slow down in the U.S. economy.

  Other Products –SYNFLUX and OSO decreased in the U.S., while the ZIRCON sales increased in Asia.

Following is a summary of our consolidated products sales for the six month periods ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
Product	2007		2006		Variance
HITOX	$7,637	53%	$7,629	55%	$8	0%
ALUPREM	4,524	31%	3,839	28%	685	18%
BARTEX	1,608	11%	1,493	11%	115	8%
HALTEX	397	3%	491	4%	(94)	-19%
SR	12	0%	9	0%	3	33%
OTHER	256	2%	265	2%	(9)	-3%
Total	$14,434	100%	$13,726	100%	$708	5%

  HITOX –HITOX sales remained flat primarily due to the decline in the U.S. housing market.

  ALUPREM – Worldwide ALUPREM sales increased primarily due to an increase in volume in both the U.S. and Europe.

  BARTEX and HALTEX – BARTEX sales increased modestly and HALTEX sales decreased primarily due to the slow down in the U.S. economy.

  Other Products – SYNFLUX and OSO decreased in the U.S. and ZIRCON sales increased in Asia.

Table of Contents                                                                                22

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operation

Following is a summary of net sales for our U.S. operation for the three month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,
Product	2007		2006		Variance
HITOX	$2,664	54%	$2,918	63%	$(254)	-9%
ALUPREM	1,164	24%	666	14%	498	75%
BARTEX	847	17%	729	16%	118	16%
HALTEX	161	3%	212	5%	(51)	-24%
OTHER	87	2%	102	2%	(15)	-15%
Total	$4,923	100%	$4,627	100%	$296	6%

  HITOX – Sales declined in the U.S. due primarily to the decline in the U.S. housing market.

  ALUPREM – Increase in U.S. ALUPREM sales due to an increase in volume.

Following is a summary of net sales for our U.S. operation for the six month periods ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
Product	2007		2006		Variance
HITOX	$5,475	56%	$5,668	56%	$(193)	-3%
ALUPREM	2,135	22%	2,167	21%	(32)	-1%
BARTEX	1,608	16%	1,493	15%	115	8%
HALTEX	397	4%	491	5%	(94)	-19%
OTHER	186	2%	262	3%	(76)	-29%
Total	$9,801	100%	$10,081	100%	$(280)	-3%

  HITOX – Sales declined in the U.S. due primarily to a decrease in volume related to the decline in the U.S. housing market.

  ALUPREM – Decrease in U.S. ALUPREM sales due to a decrease in price, offset by an increase in volume.

Table of Contents                                                                                23

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our U.S. operation for distribution to our U.S. customers.  In addition, TP&T purchases HITOX from TMM for distribution in Europe.  Our increased sales efforts in Europe have resulted in an increase in our customer base, as well as our sales volume.  The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the three month periods ended June 30, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended June 30,
Product	2007		2006		Variance
ALUPREM	$1,291	80%	$805	73%	$486	60%
HITOX	330	20%	292	27%	38	13%
Total	$1,621	100%	$1,097	100%	$524	48%

  ALUPREM – Increase primarily related to an increase in volume and the effects of the foreign currency exchange rate, offset by a reduction in price.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.

  HITOX – Increase primarily related to an increase in price and the effects of the foreign currency exchange rate.

The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the six month periods ended June 30, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

	Six Months Ended June 30,
Product	2007		2006		Variance
ALUPREM	2,389	78%	$1,672	74%	717	43%
HITOX	$662	22%	574	26%	$88	15%
Total	$3,051	100%	$2,246	100%	$805	36%

  ALUPREM – Increase primarily related to an increase in volume and the effects of the foreign currency exchange rate.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base.

  HITOX – Increase related to an increase in volume, price and the effects of the foreign currency exchange rate.  The volume increase is primarily related to the growth in TP&T’s customer base throughout Europe.

Table of Contents                                                                                24

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our U.S. Operation and TP&T.  The following table represents TMM’s sales (in thousands) for the three month periods ended June 30, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended June 30,
Product	2007		2006		Variance
HITOX	$692	94%	$808	99%	$(116)	-14%
SR	12	1%	9	1%	3	33%
OTHER	33	5%	-	0%	33	100%
Total	$737	100%	$817	100%	$(80)	-10%

  HITOX – Decrease primarily related to a decrease in volume and price, offset by the effects of the foreign currency exchange rate.

  Other Products – Increase primarily due to the sale of Zircon.

The following table represents TMM’s sales (in thousands) for the six month periods ended June 30, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

	Six Months Ended June 30,
Product	2007		2006		Variance
HITOX	$1,500	95%	$1,387	99%	$113	8%
SR	12	1%	9	1%	3	33%
OTHER	70	4%	3	0%	67	2233%
Total	$1,582	100%	$1,399	100%	$183	13%

  HITOX – Increase primarily related to an increase in volume and the effects of the foreign currency exchange rate, offset by a reduction in price.  The increase in volume is primarily related to our increased sales effort throughout Asia and South America.

  Other Products – Increase primarily due to the sale of Zircon.

Table of Contents                                                                                25

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin:  For the three month and six month periods ended June 30, 2007, gross margin decreased 4.6% and 3.3%, respectively.  Primary factors affecting the gross margin include higher fuel oil and raw material costs, as well as reduced fixed cost absorption associated with our Malaysian SR plant.  These negative affects have been partially offset by lower energy costs related to our new HITOX production process at the U.S. Operation, improved absorption at our European operation and a shift to higher margin specialty alumina product sales in Europe.

Technical Services and General, Administrative and Selling Expenses:  For the three month period ended June 30, 2007, technical services and general, administrative and selling expenses decreased approximately 3% compared to the same period 2006 and remained flat for the six month period ended June 30, 2007 compared to 2006.

Interest Expense:  Net interest expense for the quarter increased approximately $45,000 and $82,000 year to date as compared to the same periods in 2006.  The increases are primarily related to an increase in long-term debt and our lines of credit, as well as higher interest rates.

Income Taxes:  We recorded U.S. tax expense of $9,000 during the second quarter 2007 and foreign income tax expense of $18,000 compared to U.S. tax expense of $2,000 and foreign income tax expense of $86,000, respectively, for the second quarter 2006.  For the six month period ended June 30, 2007, we recorded U.S. tax expense of $18,000 and foreign income tax expense of $14,000 compared to $10,000 and $128,000 for the same period 2006, respectively.  Taxes are applied based on an estimated annualized consolidated effective rate of 21%, which assumes continued ability to offset U.S. federal income taxes through the utilization of net operating loss carry-forwards.

Table of Contents                                                                                26

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $383,000 from December 31, 2006 to June 30, 2007.

	Six Months Ended June 30,
(In thousands)	2007	2006
Net cash provided by (used in)
Operating activities	$(712)	$(20)
Investing activities	(397)	(374)
Financing activities	807	391
Effect of exchange rate fluctuations	(81)	7
Net change in cash and cash equivalents	$(383)	$4

Operating Activities

We used $712,000 during the first six months of 2007 in operating activities.  Following are the major changes in working capital affecting cash used in operating activities for the six month period ended June 30, 2007:

  Accounts Receivable:  Accounts receivable increased $1,112,000 primarily due to an increase in ALUPREM sales during the second quarter at both the U.S. Operation and TPT.  Accounts receivable increased at the U.S. Operation $746,000 and at TP&T $438,000, offset by a decrease at TMM of $72,000.
  Inventories: Inventories decreased $198,000.  Inventories at the U.S. Operation increased $963,000 due primarily to a shipment of SR and Barite received in the first quarter, as well as an increase in the operation’s level of finished goods.  Inventories at TMM decreased $1,101,000 primarily due to a decrease in SR inventory that was shipped to the U.S. Operation during the first quarter and lower production levels of SR in both the first and second quarters of 2007.  TP&T’s finished goods inventory decreased $60,000.
  Other Current Assets:  Other current assets increased $279,000 primarily related to prepaid insurance at both the U.S. Operation and TPT.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased $591,000.  Accounts payable and accrued expenses at TMM decreased $629,000 primarily due to the payment of raw materials and fuel utilized during the build up of their SR inventory in the fourth quarter 2006.  Accounts payable and accrued expenses decreased $141,000 at the U.S. Operation and increased at TP&T $179,000 primarily due to timing.

Investing Activities

We used cash of $397,000 in investing activities during the first six months of 2007 primarily for the purchase of fixed assets.  Net investments for each of our three locations are as follows:

  U.S. Operation:  We invested approximately $161,000 primarily for new manufacturing equipment and facility improvements.
  Netherlands Operation:  We invested approximately $207,000 at TP&T primarily for new manufacturing equipment and computer hardware.
  Malaysian Operation:  We invested approximately $29,000 at TMM for new equipment related to the production of SR.

Table of Contents                                                                                27

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

We received $807,000 from financing activities during the six month period ended June 30, 2007.  Significant factors relating to financing activities include the following:

  Lines of Credit:  The line of credit increased $1,002,000 primarily for the purpose of financing working capital.  Our borrowings on the domestic line of credit increased $625,000 and TP&T’s increased $377,000.
  Capital Lease:  TP&T’s capital lease decreased approximately $33,000.
  Long-term Debt – Financial Institutions:  Long-term debt at the U.S. Operation increased $324,000 primarily due to a new $500,000 term loan which was used to pay off the related party debt to Paulson Ranch and for working capital, offset by a reduction in other long term debt.  TMM’s net long-term debt increased $94,000 primarily related to upgrading their SR plant and TP&T’s decreased approximately $151,000.
  Related Party Debt:  We paid the balance outstanding of $400,000 on our related party debt to Paulson Ranch.
  Issuance of Common Stock Options.  We received proceeds of $1,000 as a result of employees exercising their common stock options.
  Preferred Stock Dividends:  The Company paid dividends of $30,000 on its Series A convertible preferred stock.

Liquidity

The terms of our borrowings contain restrictions and covenants, including subjective acceleration clauses and demand clauses on our foreign debt and covenants on our U.S. debt based on our performance.  Our failure to comply with such restrictions and covenants, or the exercise of subjective acceleration or demand clauses, could adversely affect our financial position.  We believe that we have adequate liquidity for the next 12 months and expect to maintain compliance with all financial covenants throughout the next 12 months.  Following is a summary of our long-term debt and notes payable:

(In thousands)	June 30, 2007	December 31, 2006
Note payable to Paulson Ranch, a related party, paid off on March 15, 2007.	$-	$400
Fixed rate term note payable to a U.S. bank, paid off on May 1, 2007.	-	100
Term note payable to a U.S. bank, with an interest rate of 8.25% at June 30, 2007, due November 30, 2010.	796	870
Term note payable to a U.S. bank, with an interest rate of 8.25% at June 30, 2007, due May 1, 2012.	492	-
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at June 30, 2007, due June 1, 2009. (270 Euro)	366	446
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at June 30, 2007, due July 1, 2029. (430 Euro)	583	580
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at June 30, 2007, due January 31, 2030. (426 Euro)	577	575
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at June 30, 2007, due July 31, 2015. (408 Euro)	553	572
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 6.5% at June 30, 2007, due June 30, 2010.	372	272
Revolving line of credit, payable to a U.S. bank, with an interest rate of bank prime, 8.25% at June 30, 2007, due October 1, 2008.	4,150	3,525
Total	7,889	7,340
Less current maturities	588	980
Total long-term debt and notes payable	$7,301	$6,360

Table of Contents                                                                                28

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on November 29, 2006.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2007 to October 1, 2008.  The Line, which provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base, is secured by our U.S. property, plant and equipment, as well as inventory and accounts receivable.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At June 30, 2007, the outstanding balance on the Line was $4,150,000 and we had $666,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

On February 28, 2007, we amended our current loan agreement with the Bank.  Under the terms of the amendment, the Bank revised the basis for determining the “Borrowing Base” and “Eligible Inventory” to the following:  “Borrowing Base” means the sum of 80% of Borrower’s Eligible Accounts Receivable plus the lesser of (x) 50% of Borrower’s Eligible Inventory or (y) $3,500,000.  “Eligible Inventory” for purposes of determining the borrowing base under the Company’s line of credit with the Bank was amended.  The effect of the amendment expands the definition of Eligible Inventory to now permit Synthetic Rutile to be included in the borrowing base for ascertaining the amount of permitted borrowings by the Company, provided that it has been purchased by the Company and is in transit from TOR Minerals Malaysia, a wholly-owned subsidiary of the Company, to the Company’s U.S. facility at Corpus Christi, Texas, is fully insured on terms acceptable to the lender and is evidenced by bills of lading and other documents acceptable to the Bank.  The value of all Qualified Synthetic Rutile shall not exceed $3,000,000 for purposes of this calculation.

Our existing fixed rate term loan with the Bank, which had an outstanding principal balance of $100,000 at December 31, 2006, was paid off on May 1, 2007.

On December 13, 2005, we entered into a real estate term loan (the “Loan”) with the Bank in the amount of $1,029,000.  The Loan is secured by our U.S. real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Loan balance at June 30, 2007, was $796,000.

On May 7, 2007, we amended our current loan agreement with the Bank.  Under the terms of the fourth amendment, we entered into a term loan (the “Term Loan”) with the bank in the amount of $500,000 which is secured by our U.S. property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at June 30, 2007, was $492,000.

Table of Contents                                                                                29

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Agreement contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations.  The Agreement also requires us to notify the Bank upon the occurrence of a “material adverse event”, which among other items, is considered to be an event that may adversely affect our consolidated financial condition, business, properties, operations, the Bank’s collateral or the Bank’s ability to enforce its rights under the Agreement.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At June 30, 2007, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At June 30, 2007, the Company’s Current Ratio was 2.9 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended June 30, 2007, the Company’s Fixed Charge Coverage Ratio was 1.6 to 1.0.
  Maintain a consolidated after tax profit for the six-month period ending June 30, 2007.

As of and for the four quarters ended June 30, 2007, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond June 30, 2007.

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

Table of Contents                                                                                30

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operations

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T’s line of credit increased from Euro 650,000 ($880,000) to Euro 1,100,000 ($1,489,000).  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (7.55% at June 30, 2007), will mature on December 31, 2009 and is secured by TP&T’s accounts receivable and inventory.  At June 30, 2007, TP&T had utilized Euro 894,000 ($1,210,000) of its short-term credit facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to the U.S. Operation.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($15,255).  The loan balance at June 30, 2007, was Euro 270,000 ($366,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,188).  The loan balance at June 30, 2007 was Euro 430,000 ($583,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.7% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,120).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at June 30, 2007 was Euro 426,000 ($577,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,642).  The loan is secured by TP&T’s assets.  The loan balance at June 30, 2007 was Euro 408,000 ($553,000).

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

Table of Contents                                                                                31

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operations

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from RM 500,000 ($145,000) to RM 3,780,000 ($1,096,000) and added a U.S. Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on October 31, 2007 the loan amount will be adjusted to what has been funded.

At June 30, 2007, TMM had drawn down $372,000 on the USD Loan.  Monthly interest payments began in December 2005 based on an annual interest rate of 6.5%.  Monthly principal payments are scheduled to begin on August 26, 2007 and will continue through June 30, 2010.

TMM renewed its banking facility with HSBC on October 30, 2006, for the purpose of extending the maturity date of the current facility from October 31, 2006, to October 31, 2007.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($145,000), a bank guarantee of RM 300,000 ($87,000) and an ECR up to RM 8,000,000 ($2,321,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($290,000) and an ECR up to RM 9,300,000 ($2,698,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($290,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,351,000 to $7,252,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At June 30, 2007, TMM was not utilizing their overdraft or their ECR facilities.

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

Table of Contents                                                                                32

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Table of Contents                                                                                33

Part II  -  Other Information

Item 1.	Legal Proceedings

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

Our Annual Meeting of Shareholders was held on May 18, 2007, at the Omni Marina Hotel, Corpus Christi, Texas.  The following matters were submitted for vote of the security holders:

Election of Directors		For		Withheld
John J. Buckley		7,108,915		37,222
W. Craig Epperson		7,108,415		37,722
David A. Hartman		7,107,915		38,222
Douglas M. Hartman		7,108,915		37,222
Olaf Karasch		7,095,915		50,222
Thomas W. Pauken		7,108,415		37,722
Bernard A. Paulson		7,095,715		50,422
Chin-Yong Tan		7,108,415		37,722
	For	Against	Abstain	Broker Non-Vote
Ratification of Auditors	7,019,880	20,059	106,198	-

Item 5.	Other Information

None.

Table of Contents                                                                                34

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 13, 2007	OLAF KARASCH Olaf Karasch President and CEO

Date:	August 13, 2007	STEVEN PARKER Steven Parker Treasurer and CFO

Table of Contents                                                                                35