Form 10-Q
period 2007-09-30
TOR MINERALS INTERNATIONAL INC
filed 2007-11-13
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 OR
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

Large Accelerated Filer [__]	Accelerated Filer [__]	Non-accelerated Filer [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]	No [ X ]
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value	Shares Outstanding as of October 31, 2007 7,859,292

Table of Contents                                                                                1

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

Table of Contents                                                                                2

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET SALES	$7,558	$6,998	$21,992	$20,724
Cost of sales	6,082	5,760	17,739	16,392
GROSS MARGIN	1,476	1,238	4,253	4,332
Technical services and research and development	65	47	183	185
General, administrative and selling expenses	1,055	1,028	3,276	3,232
OPERATING INCOME	356	163	794	915
OTHER INCOME (EXPENSE):
Interest income	8	4	11	15
Interest expense	(179)	(142)	(518)	(399)
Gain (loss) on foreign currency exchange rate	(35)	(23)	16	(54)
INCOME BEFORE INCOME TAX	150	2	303	477
Income tax expense (benefit)	(15)	(14)	17	124
NET INCOME	$165	$16	$286	$353
Less: Preferred Stock Dividends	15	15	45	45
Income Available to Common Shareholders	$150	$1	$241	$308

Income per common share:
Basic	$0.02	$0.00	$0.03	$0.04
Diluted	$0.02	$0.00	$0.03	$0.04
Weighted average common shares outstanding:
Basic	7,844	7,837	7,672	7,834
Diluted	7,844	7,864	7,729	7,886
See accompanying notes.

Table of Contents                                                                                3

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET INCOME	$165	$16	$286	$353
OTHER COMPREHENSIVE INCOME, net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain arising during the period	3	69	1	400
Net gain (loss) reclassified to income	2	(126)	(79)	(438)
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	603	(65)	1,075	702
Other comprehensive income (loss), net of tax	608	(122)	997	664
COMPREHENSIVE INCOME (LOSS)	$773	$(106)	$1,283	$1,017
See accompanying notes.

Table of Contents                                                                                4

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$739	$896
Trade accounts receivable, net	4,793	3,593
Inventories, net	11,168	10,949
Other current assets	921	555
Total current assets	17,621	15,993
PROPERTY, PLANT AND EQUIPMENT, net	20,217	20,034
GOODWILL	2,084	1,927
OTHER ASSETS	50	57
	$39,972	$38,011

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,628	$2,036
Accrued expenses	2,106	2,062
Notes payable under lines of credit	1,403	811
Current deferred tax liability	397	401
Current maturities - Capital leases	74	65
Current maturities of long-term debt – Financial Institutions	605	580
Current maturities of long-term debt – Related Parties	-	400
Total current liabilities	6,213	6,355
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	220	254
Long-term debt – Financial Institutions	3,173	2,835
Notes payable under lines of credit	3,875	3,525
DEFERRED TAX LIABILITY	238	213
Total liabilities	13,719	13,182
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,859 and 7,839 shares issued and outstanding at 9/30/07 and 12/31/06, respectively	1,964	1,960
Additional paid-in capital	22,834	22,652
Accumulated deficit	(2,359)	(2,600)
Accumulated other comprehensive income:
Unrealized gain on derivatives	3	81
Cumulative translation adjustment	3,809	2,734
Total shareholders' equity	26,253	24,829
	$39,972	$38,011
See accompanying notes.

Table of Contents                                                                                5

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$286	$353
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,303	1,110
Non-cash compensation - Stock Options	150	117
Deferred income taxes	21	117
Provision for bad debt	-	41
Changes in working capital:
Receivables	(1,088)	(351)
Inventories	197	(1,744)
Other current assets	(425)	(557)
Accounts payable and accrued expenses	(523)	(24)
Net cash used in operating activities	(79)	(938)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(622)	(602)
Proceeds from sales of property, plant and equipment	1	3
Net cash used in investing activities	(621)	(599)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	875	1,157
Payments on capital lease	(52)	(43)
Proceeds from long-term bank debt	669	244
Payments on long-term bank debt	(487)	(513)
Payments on related party long-term debt	(400)	(100)
Proceeds from the issuance of common stock through exercise of common stock options	36	22
Preferred stock dividends paid	(45)	(45)
Net cash provided by financing activities	596	722
Effect of exchange rate fluctuations on cash and cash equivalents	(53)	44
Net decrease in cash and cash equivalents	(157)	(771)
Cash and cash equivalents at beginning of period	896	1,280
Cash and cash equivalents at end of period	$739	$509

Supplemental cash flow disclosures:
Interest paid	$519	$399
Taxes paid	$10	$10
See accompanying notes.

Table of Contents                                                                                6

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

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

Income Tax

Due to the utilization of operating loss carry-forwards, the Company recorded U.S. tax expense of $9,000 during the third quarter 2007 and a foreign income tax benefit of $24,000 compared to a foreign income tax benefit of $14,000 for the third quarter 2006.  For the nine month period ended September 30, 2007, the Company recorded U.S. tax expense of $27,000 and foreign income tax benefit of $10,000 compared to $10,000 and $114,000 for the same period 2006, respectively.  Taxes are applied based on an estimated annualized consolidated effective rate of 6%, which assumes continued ability to offset U.S. federal income taxes through the utilization of net operating loss carry-forwards.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Accounting for Uncertainty in Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for consolidated financial statement disclosure of tax positions taken or expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws. As of January 1, 2007, the Company did not have any unrecognized tax benefits and there was no change during the nine month period ended September 30, 2007.

We did not recognize any interest and penalties in our consolidated financial statements as a result of the adoption of FIN 48. If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

We are subject to taxation in the United States, Malaysia and The Netherlands. Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2003 through December 31, 2006.  Our state returns, which are filed in Texas and Michigan, are subject to examination for the tax years ended December 31, 2002 through December 31, 2006.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ended December 31, 2000 through December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial position or results of operations.

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

Note 3.	Long-Term Debt and Notes Payable

A summary of long-term debt and notes payable follows:

(In thousands)	September 30,	December 31,
	2007	2006
Note payable to Paulson Ranch, a related party, paid off on March 15, 2007.	$-	$400
Fixed rate term note payable to a U.S. bank, paid off on May 1, 2007.	-	100
Term note payable to a U.S. bank, with an interest rate of 8.25% at September 30, 2007, due November 30, 2010.	759	870
Term note payable to a U.S. bank, with an interest rate of 8.25% at September 30, 2007, due May 1, 2012.	467	-
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at September 30, 2007, due June 1, 2009. (237 Euro)	338	446
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at September 30, 2007, due July 1, 2029. (425 Euro)	607	580
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at September 30, 2007, due January 31, 2030. (421 Euro)	602	575
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at September 30, 2007, due July 31, 2015. (396 Euro)	565	572
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 6.5% at September 30, 2007, due September 30, 2010.	440	272
Revolving line of credit, payable to a U.S. bank, with an interest rate of bank prime, 7.75% at September 30, 2007, due October 1, 2008.	3,875	3,525
Total	7,653	7,340
Less current maturities	605	980
Total long-term debt and notes payable	$7,048	$6,360

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

Table of Contents                                                                                9

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

U.S. Bank Credit Facility and Term Loans

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on November 29, 2006.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2007 to October 1, 2008.  The Line, which provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base, is secured by our U.S. property, plant and equipment, as well as inventory and accounts receivable.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At September 30, 2007, the outstanding balance on the Line was $3,875,000 and we had $750,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

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

On December 13, 2005, we entered into a real estate term loan (the “Loan”) with the Bank in the amount of $1,029,000.  The Loan is secured by our U.S. real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Loan balance at September 30, 2007, was $759,000.

On May 7, 2007, we amended our current loan agreement with the Bank.  Under the terms of the fourth amendment, we entered into a term loan (the “Term Loan”) with the bank in the amount of $500,000 which is secured by our U.S. property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at September 30, 2007, was $467,000.

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

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At September 30, 2007, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At September 30, 2007, the Company’s Current Ratio was 2.8 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended September 30, 2007, the Company’s Fixed Charge Coverage Ratio was 1.7 to 1.0.
  Maintain a consolidated after tax profit for the nine month period ending September 30, 2007.

As of and for the four quarters ended September 30, 2007, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond September 30, 2007.

Table of Contents                                                                                11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T’s line of credit increased from Euro 650,000 ($928,000) to Euro 1,100,000 ($1,570,000).  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (7.55% at September 30, 2007), will mature on December 31, 2009 and is secured by TP&T’s accounts receivable and inventory.  At September 30, 2007, TP&T had utilized Euro 983,000 ($1,403,000) of its short-term credit facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to the U.S. Operation.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($16,083).  The loan balance at September 30, 2007, was Euro 237,000 ($338,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,307).  The loan balance at September 30, 2007 was Euro 425,000 ($607,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.7% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,236).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at September 30, 2007 was Euro 421,000 ($602,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,949).  The loan is secured by TP&T’s assets.  The loan balance at September 30, 2007 was Euro 396,000 ($565,000).

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Malaysian Bank Credit Facility and Term Loan

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from RM 500,000 ($148,000) to RM 3,780,000 ($1,117,000) and added a U.S. Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on October 31, 2007 the loan amount will be adjusted to what has been funded.

At September 30, 2007, TMM had drawn down $440,000 on the USD Loan.  Monthly interest payments began in December 2005 based on an annual interest rate of 6.5%.  Monthly principal payments are scheduled to begin on August 26, 2007 and will continue through June 30, 2010.

TMM renewed its banking facility with HSBC on October 30, 2006, for the purpose of extending the maturity date of the current facility from October 31, 2006, to October 31, 2007.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($148,000), a bank guarantee of RM 300,000 ($89,000) and an ECR up to RM 8,000,000 ($2,364,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($295,000) and an ECR up to RM 9,300,000 ($2,748,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($295,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,433,000 to $7,388,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At September 30, 2007, TMM was not utilizing their overdraft or their ECR facilities.

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

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at September 30, 2007 was Euro 69,293 ($99,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($7,500).  The net present value of the lease at September 30, 2007 was Euro 205,000 ($294,000).

The following table sets forth the minimum future lease payments under this lease as of September 30, 2007:

Year Ending December 31,	Amount
2007	$22
2008	90
2009	90
2010	90
2011	37
Total minimum lease payments	329
Less: Amount representing executory costs	-
Net minimum lease payments	329
Less: Amount representing interest	(35)
Present value of net minimum lease payments	294
Less: Current maturities of capital lease obligations	(74)
Long-term capital lease obligations	$220

Note 5.	Series A Convertible Preferred Stock Dividend

On September 7, 2007, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended September 30, 2007, payable on October 1, 2007, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on September 7, 2007.

Table of Contents                                                                                14

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net Income	$165	$16	$286	$353
Preferred Stock Dividends	(15)	(15)	(45)	(45)
Numerator for diluted earnings per share - income available to common shareholders after assumed conversions	$150	$1	$241	$308

Denominator:
Denominator for basic earnings per share - weighted-average shares	7,844	7,837	7,672	7,834
Effect of dilutive securities:
Employee stock options	-	27	57	52
Dilutive potential common shares	-	27	57	52
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,844	7,864	7,729	7,886

Basic earnings per common share	$0.02	$0.00	$0.03	$0.04

Diluted earnings per common share	$0.02	$0.00	$0.03	$0.04

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at September 30, 2007 and 2006.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Employee stock options excluded from diluted earnings per share for the three month periods ended September 30, 2007 and 2006 were 816,429 and 700,300, respectively.  For the nine month periods ended September 30, 2007 and 2006, options excluded from diluted earnings per share were 320,700 and 156,300, respectively.  These options were excluded from the computation of diluted earnings per share during these periods because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TP&T)	Asia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
September 30, 2007
Net Sales:
Customer sales	$4,989	$1,620	$949	$-	$7,558
Intercompany sales	-	506	470	(976)	-
Total Net Sales	$4,989	$2,126	$1,419	$(976)	$7,558

Location profit (loss)	$(21)	$187	$(90)	$89	$165

September 30, 2006
Net Sales:
Customer sales	$4,506	$1,176	$1,316	$-	$6,998
Intercompany sales	-	159	2,315	(2,474)	-
Total Net Sales	$4,506	$1,335	$3,631	$(2,474)	$6,998

Location profit (loss)	$73	$(184)	$26	$101	$16
As of and for the nine months ended:
September 30, 2007
Net Sales:
Customer sales	$14,790	$4,671	$2,531	$-	$21,992
Intercompany sales	-	1,913	4,180	(6,093)	-
Total Net Sales	$14,790	$6,584	$6,711	$(6,093)	$21,992

Location profit (loss)	$(93)	$393	$(198)	$184	$286
Location assets	$13,700	$11,681	$14,591	$-	$39,972

September 30, 2006
Net Sales:
Customer sales	$14,587	$3,422	$2,715	$-	$20,724
Intercompany sales	-	1,191	5,715	(6,906)	-
Total Net Sales	$14,587	$4,613	$8,430	$(6,906)	$20,724

Location profit (loss)	$285	$(385)	$391	$62	$353
Location assets	$13,200	$9,770	$13,388	$-	$36,358

Table of Contents                                                                                16

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

The following table provides information as of September 30, 2007, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	816,429	$2.704	104,482
Equity compensation plans not approved by security holders	--		--
Total	816,429	$2.704	104,482

The Company's 1990 Incentive Stock Option Plan (“ISO”) for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At September 30, 2007, the 1990 Plan had 32,200 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At September 30, 2007, the Plan had 784,229 options outstanding, 161,289 exercised and 104,482 available for future issuance.

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

For the three month periods ended September 30, 2007 and 2006, the Company recorded $36,000 and a credit of $3,000, respectively, in stock-based employee compensation and for the nine month periods ended September 30, 2007 and 2006, $150,000 and $117,000, respectively.  This compensation cost is included in the general and administrative expenses and inventory/cost of sales in the accompanying consolidated income statements.

The Company granted 167,500 and 95,700 options during the nine month periods ended September 30, 2007 and 2006, respectively.  The weighted average fair value per option at the date of grant for options granted in the nine month periods ended September 30, 2007 and 2006 was $2.01 and $1.52, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2007	2006
Risk-free interest rate	4.71%	4.97%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.74	0.74
Expected term (in years)	7.00	6.69

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

The number of options exercisable at September 30, 2007 and 2006 was 590,409 and 597,410, respectively.  The weighted-average remaining contractual life of those options is 6.6 years.  Exercise prices on options outstanding at September 30, 2007 and 2006, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding at September 30,
2007	2006	Range of Exercise Prices
84,100	93,150	$ 0.92 - $ 1.99
589,029	548,400	$ 2.00 - $ 2.99
600	600	$ 3.00 - $ 3.99
95,500	95,500	$ 4.00 - $ 4.99
20,200	20,800	$ 5.00 - $ 5.99
27,000	27,000	$ 6.00 - $ 6.11
816,429	785,450

As of September 30, 2007, there was $447,000 of option compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.3 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Table of Contents                                                                                18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Inventories
(In thousands)	September 30,	December 31,
	2007	2006
Raw materials	$6,612	$6,404
Work in progress	566	703
Finished goods	3,400	3,259
Supplies	610	583
Total Inventories	11,188	10,949
Inventory reserve	(20)	-
Net Inventories	$11,168	$10,949

10.	Derivatives and Hedging Activities

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

On August 31, 2006, the Company entered into a natural gas contract with Bank of America, N.A. to achieve the objectives of the hedging program.  The Company designated the contract as a cash flow hedge, with the expectation that it would be highly effective in offsetting the price of natural gas.  The contract was settled based on the average closing prices for natural gas from September 26 through September 28, 2006.  The Company paid $6.02 per MM/Btu on notional quantities amounting to 15,000 MM/Btu’s.  The fair value of the hedge decreased $24,000 from September 30, 2006 to October 1, 2006 due to the settlement of the hedge.  The recognition of this loss had no effect on the Company’s consolidated cash flow.

At September 30, 2007, there were no natural gas hedge contracts outstanding.

Foreign Currency Forward Contracts

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  Derivatives used to hedge forecasted transactions and specific cash flows associated with foreign currency denominated financial assets and liabilities which meet the criteria for hedge accounting are designated as cash flow hedges.  Consequently, the effective portion of gains and losses is deferred as a component of accumulated other comprehensive income and is recognized in earnings at the time the hedged item affects earnings.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  For the three and nine month periods ended September 30, 2007, we marked the contracts to market, recording a net gain of approximately $3,000 as a component of "Other Comprehensive Income" and as a current asset on the consolidated balance sheet at September 30, 2007.  The recognition of this net gain had no effect on our cash flow.

Table of Contents                                                                                19

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”), the financial statements and related notes in this report, the risk factors in our 2006 Annual Report, and all of the other information contained elsewhere in this report.  The terms “we”, “us”, “our”, or “TOR” refer to TOR Minerals International, Inc., and its subsidiaries, unless the context suggests otherwise.

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

Following are our results for the three month and nine month periods ended September 30, 2007 and 2006.

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET SALES	$7,558	$6,998	$21,992	$20,724
Cost of sales	6,082	5,760	17,739	16,392
GROSS MARGIN	1,476	1,238	4,253	4,332
Technical services and research and development	65	47	183	185
General, administrative and selling expenses	1,055	1,028	3,276	3,232
OPERATING INCOME	356	163	794	915
OTHER INCOME (EXPENSE):
Interest income	8	4	11	15
Interest expense	(179)	(142)	(518)	(399)
Gain (loss) on foreign currency exchange rate	(35)	(23)	16	(54)
INCOME BEFORE INCOME TAX	150	2	303	477
Income tax expense (benefit)	(15)	(14)	17	124
NET INCOME	$165	$16	$286	$353

Income per diluted common share:	$0.02	$0.00	0.03	0.04

Table of Contents                                                                                20

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Going forward, we see 2007 as a building year at TOR and during 2007 we have focused on sales growth in global markets, manufacturing efficiencies and new product development for 2008 and beyond.

We believe our geographic diversity is an advantage to selling in the global markets.  While we see relatively flat sales in the U.S. and Asia throughout 2007, we believe our sales growth in Europe will be approximately 30% this year.  In addition, we believe that:

  HITOX sales will be down approximately 1%, primarily due to the U.S. market slow-down;
  ALUPREM sales worldwide will continue to grow at above average market growth; and
  Net sales for the year 2007 will be approximately $28 million.

Looking to the future, our strategy focuses on pursuing niche markets for paints, plastics, papers and catalysts applications with high value-added products that produce good margin and have high barriers to entry.  During the third quarter, we continued to see evidence that this strategy is working.  These products have a solid value proposition with our customers and therefore sell at a higher average selling price and produce more attractive gross margins for TOR.  In addition, the high value-added nature of these products allows us to create close partnerships with our customers and develop long-term relationships with recurring and predictable revenue streams.

We are also seeing our customer base become more diverse.  We have increased sales to existing customers, added several new specialty alumina customers this year all over the world and we are far less dependent on any single customer for our success.  At the beginning of the year, we announced that we received a specialty alumina purchase order from a customer that could potentially account for more than 10% of our overall revenue in 2007.  The order rate from this customer has not ramped as fast as we anticipated.  However, the strengthened diversity of our customer base has allowed us to grow our specialty alumina sales approximately 37% for the year, well ahead of our original plans, which has lessened our dependence on any one major customer.

With the success of our alumina business, we are no longer dependent on one group of products for our success.  Our alumina business now accounts for approximately one-third of our overall revenue and is currently the most profitable part of TOR.

As we look at our HITOX business going forward, we expect our traditional HITOX business to remain tied to the strength of the U.S. economy.  Our key growth strategy is to introduce newly developed colored pigments that will expand our addressable market and increase our sales potential.  We are applying technologies developed in our Netherlands operation to create new high performance fillers and pigments.  Unlike our traditional HITOX products, our new products have high performance characteristics, much broader end market applications and provide for value-added premium pricing.

We expect to introduce by the end of the third quarter of 2008 four new colored pigments that are heat and UV stable and are branding these new products under the name TioPrem Gray, Orange, Beige and Brown.  In the future we will be able to sell our products in plastics, top coat paint and paper applications which were not previously available to us with our traditional HITOX.  We expect these products to greatly expand our addressable market.  We believe these products have great potential and should be contributing to our results in the second half of 2008.

Clearly, 2007 has been and continues to be a transitional year for TOR.  We feel confident that we have put the right strategies in place that will allow us to grow revenue and improve profitability.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended September 30, 2007 increased approximately $560,000 compared to the third quarter 2006 primarily due to an increase in volume of our ALUPREM sales in the U.S. and Europe, offset by a decrease in sales volume of HITOX worldwide.

Following is a summary of our consolidated products sales for the three month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
Product	2007		2006		Variance
HITOX	$3,962	53%	$4,477	64%	$(515)	-12%
ALUPREM	2,301	30%	1,125	16%	1,176	105%
BARTEX	839	11%	858	12%	(19)	-2%
HALTEX	322	4%	245	4%	77	31%
OTHER	134	2%	293	4%	(159)	-54%
Total	$7,558	100%	$6,998	100%	$560	8%

  HITOX – U.S. HITOX sales were off 6% and HITOX sales outside the U.S. were off 24%.  We had a large order outside of the U.S. last year that made comparison difficult.
  ALUPREM – Worldwide ALUPREM sales increased primarily due to an increase in volume in both the U.S. and Europe.
  BARTEX and HALTEX – BARTEX sales decreased slightly and HALTEX sales had a modest increase.
  Other Products –SYNFLUX and OSO decreased in the U.S. and ZIRCON sales decreased in Asia.

Following is a summary of our consolidated products sales for the nine month periods ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
Product	2007		2006		Variance
HITOX	$11,599	53%	$12,106	58%	$(507)	-4%
ALUPREM	6,825	31%	4,964	24%	1,861	37%
BARTEX	2,447	11%	2,351	11%	96	4%
HALTEX	719	3%	736	4%	(17)	-2%
SR	12	0%	9	0%	3	33%
OTHER	390	2%	558	3%	(168)	-30%
Total	$21,992	100%	$20,724	100%	$1,268	6%

  HITOX –HITOX sales decreased worldwide primarily due to the decline in the U.S. housing market.
  ALUPREM – Worldwide ALUPREM sales increased primarily due to an increase in volume in both the U.S. and Europe.
  BARTEX and HALTEX – BARTEX sales increased modestly and HALTEX sales decreased primarily due to the slow down in the U.S. economy.
  Other Products – SYNFLUX and OSO decreased in the U.S. and ZIRCON sales decreased in Asia.

Table of Contents                                                                                22

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corpus Christi Operation

Following is a summary of net sales for our Corpus Christi operation for the three month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
Product	2007		2006		Variance
HITOX	$2,860	57%	$3,033	67%	$(173)	-6%
ALUPREM	906	18%	269	6%	637	237%
BARTEX	839	17%	858	19%	(19)	-2%
HALTEX	322	7%	245	6%	77	31%
OTHER	62	1%	101	2%	(39)	-39%
Total	$4,989	100%	$4,506	100%	$483	11%

  HITOX – Sales declined in the U.S. due primarily to the decline in the U.S. housing market.
  ALUPREM – Increase in U.S. ALUPREM sales due to an increase in volume, offset by a decrease in price.

Following is a summary of net sales for our Corpus Christi operation for the nine month periods ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
Product	2007		2006		Variance
HITOX	$8,335	56%	$8,701	60%	$(366)	-4%
ALUPREM	3,041	21%	2,436	17%	605	25%
BARTEX	2,447	16%	2,351	16%	96	4%
HALTEX	719	5%	736	5%	(17)	-2%
OTHER	248	2%	363	2%	(115)	-32%
Total	$14,790	100%	$14,587	100%	$203	1%

  HITOX – Sales declined in the U.S. due primarily to a decrease in volume related to the decline in the U.S. housing market.
  ALUPREM – Increase in U.S. ALUPREM sales due to an increase in volume, offset by a decrease in price.

Table of Contents                                                                                23

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our U.S. customers.  In addition, TP&T purchases HITOX from TMM for distribution in Europe.  Our increased sales efforts in Europe have resulted in an increase in our customer base, as well as our sales volume.  The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the three month periods ended September 30, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended September 30,
Product	2007		2006		Variance
ALUPREM	$1,395	86%	$856	73%	$539	63%
HITOX	225	14%	320	27%	(95)	-30%
Total	$1,620	100%	$1,176	100%	$444	38%

  ALUPREM – Increase primarily related to an increase in volume and the effects of the foreign currency exchange rate.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base and growth in TP&T’s high value-added alumina products.

The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the nine month periods ended September 30, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

	Nine Months Ended September 30,
Product	2007		2006		Variance
ALUPREM	3,784	81%	$2,528	74%	1,256	50%
HITOX	$887	19%	894	26%	$(7)	-1%
Total	$4,671	100%	$3,422	100%	$1,249	36%

  ALUPREM – Increase primarily related to an increase in volume and the effects of the foreign currency exchange rate.  These sales are made primarily in Europe and the volume increase is due primarily to an increase in TP&T’s customer base and growth in TP&T’s high value-added alumina products.

Table of Contents                                                                                24

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TP&T.  The following table represents TMM’s sales (in thousands) for the three month periods ended September 30, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended September 30,
Product	2007		2006		Variance
HITOX	$877	92%	$1,124	85%	$(247)	-22%
OTHER	72	8%	192	15%	(120)	100%
Total	$949	100%	$1,316	100%	$(367)	-28%

  HITOX – Decrease primarily related to a decrease in volume and price, offset by the effects of the foreign currency exchange rate.  The decrease in volume is primarily related to a large sale in the third quarter of 2006.
  Other Products – Decrease primarily related to a reduction in volume of Zircon.

The following table represents TMM’s sales (in thousands) for the nine month periods ended September 30, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

	Nine Months Ended September 30,
Product	2007		2006		Variance
HITOX	$2,377	94%	$2,511	93%	$(134)	-5%
SR	12	0%	9	0%	3	33%
OTHER	142	6%	195	7%	(53)	-27%
Total	$2,531	100%	$2,715	100%	$(184)	-7%

  HITOX – Decrease primarily related to a decrease in volume and price, offset by the effects of the foreign currency exchange rate.  The decrease in volume is primarily related to a large sale in the third quarter of 2006.
  Other Products – Decrease primarily related to a reduction in volume of Zircon.

Gross Margin:  For the three month and nine month periods ended September 30, 2007, gross margin increased 1.8% and decreased 1.6%, respectively.  Primary factors affecting the gross margin include higher fuel oil and raw material costs, as well as reduced fixed cost absorption associated with our Malaysian SR plant.  These negative affects have been partially offset by lower energy costs related to our new HITOX production process at the Corpus Christi operation, improved absorption at our European operation and a shift to higher margin specialty alumina product sales in Europe.

Technical Services and General, Administrative and Selling Expenses:  For the three month period ended September 30, 2007, technical services and general, administrative and selling expenses increased approximately 4.2% compared to the same period 2006 and 1.2% for the nine month period ended September 30, 2007 compared to 2006.  The third quarter increase was primarily the result of product development relating to the Company’s new TioPrem products.

Interest Expense:  Net interest expense for the quarter increased approximately $37,000 and $119,000 year to date as compared to the same periods in 2006.  The increases are primarily related to an increase in long-term debt and our lines of credit, as well as higher interest rates.

Table of Contents                                                                                25

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Income Taxes:  We recorded U.S. tax expense of $9,000 during the third quarter 2007 and foreign income tax benefit of $24,000 compared to foreign income tax benefit of $14,000 for the third quarter 2006.  For the nine month period ended September 30, 2007, we recorded U.S. tax expense of $27,000 and foreign income tax benefit of $10,000 compared to expense of $10,000 and $114,000 for the same period 2006, respectively.  Taxes are applied based on an estimated annualized consolidated effective rate of 6%, which assumes continued ability to offset U.S. federal income taxes through the utilization of net operating loss carry-forwards.

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $157,000 from December 31, 2006 to September 30, 2007.

	Nine Months Ended September 30,
(In thousands)	2007	2006
Net cash provided by (used in)
Operating activities	$(79)	$(938)
Investing activities	(621)	(599)
Financing activities	596	722
Effect of exchange rate fluctuations	(53)	44
Net change in cash and cash equivalents	$(157)	$(771)

Operating Activities

We used $79,000 during the first nine months of 2007 in operating activities.  Following are the major changes in working capital affecting cash used in operating activities for the nine month period ended September 30, 2007:

  Accounts Receivable:  Accounts receivable increased $1,088,000 primarily due to an increase in ALUPREM sales during the third quarter at both the Corpus Christi operation and TP&T.  Accounts receivable increased at the Corpus Christi operation $638,000, at TP&T $316,000 and at TMM of $134,000.
  Inventories: Inventories decreased $197,000.  Inventories at the Corpus Christi operation increased $239,000 due primarily to an increase in the operation’s level of finished goods.  TP&T’s inventory increased $143,000 primarily due to an increase in raw materials.  Inventories at TMM decreased $579,000 primarily due to a decrease in SR inventory that was shipped to the Corpus Christi operation during the first quarter and lower production levels of SR in both the first and second quarters of 2007.
  Other Current Assets:  Other current assets increased $425,000 primarily related to prepaid insurance at both the Corpus Christi operation and TP&T and a deposit relating to the purchase of equipment at TMM.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased $523,000.  Accounts payable and accrued expenses at TMM decreased $526,000 primarily due to the payment of raw materials and fuel utilized during the build up of their SR inventory in the fourth quarter 2006.  Accounts payable and accrued expenses decreased $20,000 at the Corpus Christi operation and increased at TP&T $23,000 primarily due to timing.

Table of Contents                                                                                26

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $621,000 in investing activities during the first nine months of 2007 primarily for the purchase of fixed assets.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $303,000 primarily for new manufacturing equipment and facility improvements.
  Netherlands Operation:  We invested approximately $278,000 at TP&T primarily for new manufacturing equipment and computer hardware.
  Malaysian Operation:  We invested approximately $40,000 at TMM for new equipment related to the production of SR.

Financing Activities

We received $596,000 from financing activities during the nine month period ended September 30, 2007.  Significant factors relating to financing activities include the following:

  Lines of Credit:  The line of credit increased $875,000 primarily for the purpose of financing working capital.  Our borrowings on the domestic line of credit increased $350,000 and TP&T’s increased $525,000.
  Capital Lease:  TP&T’s capital lease decreased approximately $52,000.
  Long-term Debt – Financial Institutions:  Long-term debt at the Corpus Christi operation increased $264,000 primarily due to a new $500,000 term loan which was used to pay off the related party debt to Paulson Ranch and for working capital, offset by a reduction in other long term debt.  TMM’s net long-term debt increased $157,000 primarily related to upgrading their SR plant and TP&T’s decreased approximately $239,000.
  Related Party Debt:  We paid the balance outstanding of $400,000 on our related party debt to Paulson Ranch.
  Issuance of Common Stock Options.  We received proceeds of $36,000 as a result of employees exercising their common stock options.
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

(In thousands)	September 30,	December 31,
	2007	2006
Note payable to Paulson Ranch, a related party, paid off on March 15, 2007.	$-	$400
Fixed rate term note payable to a U.S. bank, paid off on May 1, 2007.	-	100
Term note payable to a U.S. bank, with an interest rate of 8.25% at September 30, 2007, due November 30, 2010.	759	870
Term note payable to a U.S. bank, with an interest rate of 8.25% at September 30, 2007, due May 1, 2012.	467	-
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at September 30, 2007, due June 1, 2009. (237 Euro)	338	446
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at September 30, 2007, due July 1, 2029. (425 Euro)	607	580
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at September 30, 2007, due January 31, 2030. (421 Euro)	602	575
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at September 30, 2007, due July 31, 2015. (396 Euro)	565	572
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 6.5% at September 30, 2007, due September 30, 2010.	440	272
Revolving line of credit, payable to a U.S. bank, with an interest rate of bank prime, 7.75% at September 30, 2007, due October 1, 2008.	3,875	3,525
Total	7,653	7,340
Less current maturities	605	980
Total long-term debt and notes payable	$7,048	$6,360

Table of Contents                                                                                28

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on November 29, 2006.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2007 to October 1, 2008.  The Line, which provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base, is secured by our U.S. property, plant and equipment, as well as inventory and accounts receivable.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At September 30, 2007, the outstanding balance on the Line was $3,875,000 and we had $750,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

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

On December 13, 2005, we entered into a real estate term loan (the “Loan”) with the Bank in the amount of $1,029,000.  The Loan is secured by our U.S. real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Loan balance at September 30, 2007, was $759,000.

On May 7, 2007, we amended our current loan agreement with the Bank.  Under the terms of the fourth amendment, we entered into a term loan (the “Term Loan”) with the bank in the amount of $500,000 which is secured by our U.S. property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 8.25%), is due and payable monthly.  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at September 30, 2007, was $467,000.

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

  Debt to Net Worth Ratio – Required to be less than or equal to 2.0 to 1.0.  At September 30, 2007, the Company’s Debt to Net Worth Ratio was 0.4 to 1.0.
  Current Ratio – Required to be at least 1.1 to 1.0.  At September 30, 2007, the Company’s Current Ratio was 2.8 to 1.0.
  Fixed Charge Coverage Ratio – Required to be at least 1.25 to 1.0.  For the four quarters ended September 30, 2007, the Company’s Fixed Charge Coverage Ratio was 1.7 to 1.0.
  Maintain a consolidated after tax profit for the nine month period ending September 30, 2007.

As of and for the four quarters ended September 30, 2007, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond September 30, 2007.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operations

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T’s line of credit increased from Euro 650,000 ($928,000) to Euro 1,100,000 ($1,570,000).  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (7.55% at September 30, 2007), will mature on December 31, 2009 and is secured by TP&T’s accounts receivable and inventory.  At September 30, 2007, TP&T had utilized Euro 983,000 ($1,403,000) of its short-term credit facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to the U.S. Operation.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($16,083).  The loan balance at September 30, 2007, was Euro 237,000 ($338,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,307).  The loan balance at September 30, 2007 was Euro 425,000 ($607,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.7% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,236).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at September 30, 2007 was Euro 421,000 ($602,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,949).  The loan is secured by TP&T’s assets.  The loan balance at September 30, 2007 was Euro 396,000 ($565,000).

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operations

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from RM 500,000 ($148,000) to RM 3,780,000 ($1,117,000) and added a U.S. Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 74% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on October 31, 2007 the loan amount will be adjusted to what has been funded.

At September 30, 2007, TMM had drawn down $440,000 on the USD Loan.  Monthly interest payments began in December 2005 based on an annual interest rate of 6.5%.  Monthly principal payments are scheduled to begin on August 26, 2007 and will continue through June 30, 2010.

TMM renewed its banking facility with HSBC on October 30, 2006, for the purpose of extending the maturity date of the current facility from October 31, 2006, to October 31, 2007.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($148,000), a bank guarantee of RM 300,000 ($89,000) and an ECR up to RM 8,000,000 ($2,364,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility provides for an overdraft line of credit up to RM 1,000,000 ($295,000) and an ECR up to RM 9,300,000 ($2,748,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($295,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,433,000 to $7,388,000) to be used for hedging purposes against TMM’s sales based in currencies other than the Malaysian Ringgit (RM).
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At September 30, 2007, TMM was not utilizing their overdraft or their ECR facilities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 13, 2007	OLAF KARASCH Olaf Karasch President and CEO

Date:	November 13, 2007	STEVEN PARKER Steven Parker Treasurer and CFO

Table of Contents                                                                                34