Form 10-K
period 2007-12-31
TOR MINERALS INTERNATIONAL INC
filed 2008-03-18
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the common stock, the Registrant's only common equity, held by non-affiliates of the registrant (based upon the closing sale price of the registrant's Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2007) was approximately $12,500,470.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2008, there were 7,878,492 shares of the registrant's common stock outstanding.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held May 23, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.	Business

General

TOR Minerals International, Inc. ("TOR", "we", "us", "our" or the "Company") is a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics, catalysts and solid surface applications.

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

HITOX

Our principal product, HITOX, accounted for approximately 53% of net sales in 2007 as compared to approximately 58% in 2006 and 43% in 2005.  HITOX, a light buff-colored titanium dioxide pigment, is made from SR.  Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products.  Titanium dioxide, or TiO2, gives opacity and whiteness to end products.  Most TiO2 is white; however, HITOX is a unique color pigment that is beige.  HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other more costly color pigments and some of the white TiO2.  HITOX pigments are used by major international paint and plastics manufacturers.  Uses include interior and exterior architectural paints, yellow traffic marking paints, industrial primers and coatings, roofing granules, PVC pipe and conduit, plastic sheeting and siding as well as plastic film.

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

ALUPREM

Our alumina trihydrate ("ATH") products were expanded in 2001 with the introduction of ALUPREM, which is manufactured at our European operation, TP&T, in the Netherlands.  ALUPREM, which stands for premium alumina, was developed by TOR's President and Chief Executive Officer, Dr. Olaf Karasch.  The details of the manufacturing process and the operating parameters of the systems are not widely known.  The ALUPREM manufacturing process is not patented.  ALUPREM products are used for color critical applications as fillers and flame retardants, such as Solid Surface/Onyx and performance driven uses such as specialty wire and cable insulation, catalysts, high-tech polishing, pigments and specialty papers.  ALUPREM represented approximately 30% of TOR's 2007 net sales as compared to 24% and 32% in 2006 and 2005, respectively.

As discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales", in 2005 approximately 20% of our total consolidated net sales, representing 63% of our total net sales of ALUPREM, were made to the Engelhard Corporation under a one year agreement which expired at the end of 2005.  The loss of this customer contributed to the overall decrease in ALUPREM sales in 2006.  See "Customers" below under this Item 1.

SYNTHETIC RUTILE

SR, the basic building block for HITOX, is manufactured at our Asian operation using the Benilite process for producing SR.  Ilmenite, the raw material used in the manufacturing process, is first treated in a reduction kiln and then subjected to leaching in hydrochloric acid where soluble iron and other impurities are removed.  SR is also used as feed stock for white TiO2 and as a component in welding rod flux.  Sales of synthetic rutile to third parties were not significant in either 2007 or 2006, however, accounted for approximately 11% of the net sales in 2005.

BARTEX

BARTEX, manufactured at our US operation, is produced from high grade barites (barium sulfate) utilizing a milling process.  The plant dedicates one of eight milling lines to the production of BARTEX, which accounted for approximately 11% of our 2007 net sales compared to 12% and 9% in 2006 and 2005, respectively.

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

HALTEX

HALTEX, manufactured at our US operation, is produced from Bayer grade aluminum hydroxide using some of the same production technologies of our other products.  In 2007, one of the plant's eight milling lines was dedicated to the production of a small particle size HALTEX pigment which accounted for approximately 4% of the Company's net sales in 2007 and 3% in 2006 and 2005.

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

As a result of these conditions affecting our Malaysian supply of ilmenite, we are actively seeking alternative sources of supply for ilmenite.  The average price for our ilmenite increased approximately 15% in each of 2007 and 2006.  In 2009, we expect to start utilizing a limited quantity of offshore ilmenite which could be 70% to 100% higher in cost due to market conditions and freight, which will adversely impact our cost of sales and gross margins if we are unable to pass these costs on to our customers in the form of price increases.

HITOX:  TMM is the Company's sole supplier of SR, the raw material for HITOX.  The cost of SR has increased approximately 7% in 2007 and 8% in 2006 primarily due to increases cost of ilmenite and energy.  Other than TMM, there is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for alternative sources, our ability to produce HITOX, which accounted for 53% of our sales in 2007, would likely suffer, which would adversely affect our business.

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases ATH from various suppliers in Europe.  The average prices for ATH remained stable in 2007 after an increase of approximately 6% in 2006.

BARTEX:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce BARTEX.  In 2005, the quality of our barites decreased thus decreasing our yield and increasing costs by approximately 17%.  In 2006 and 2007, we were able to increase our yield over the 2005 rates; however, the average price of our barites increased approximately 2% and 17%, respectively, offsetting our improved efficiency.

HALTEX:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of four suppliers located in the US.  The average price for the Bayer grade aluminum decreased approximately 14% in 2007 following an increase of approximately 6% in 2006.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Natural gas is the predominate source of energy in Corpus Christi.  Fuel oil is the predominate source of energy at TMM and electricity is the primary source of energy at TP&T.  The average energy price, primarily natural gas, in Corpus Christi remained stable in 2007 following a decrease of approximately 10% in 2006.  Average energy prices at TMM, primarily fuel oil, increased 12% in 2007 and 16% in 2006.  Energy prices at TP&T, primarily electricity, remained stable in 2007 and 2006.

Research and Development / Technical Services

Our expenditures for research and development and technical services remained relatively flat in 2007 as compared to a decrease of approximately 36% in 2006.  The decrease in expenditures in 2006 compared to 2005 was primarily due to a reduction in staff.  We conduct our research and technical service primarily at our facilities in Corpus Christi and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

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

Customers

Our end use customers include companies in the paints, coatings, plastics, PVC pipe and solid surface industries.  For the years ended December 31, 2007 and 2006, no single customer accounted for 10% or more of our total consolidated sales.  For the year ended December 31, 2005 sales to the Engelhard Corporation represented approximately 20% and Tronox Incorporated ("Tronox") represented approximately 11%.

In March 2003, we entered into a five year sales agreement with Tronox.  Under the agreement, Tronox agreed to purchase a minimum amount of SR from us annually for the term of the agreement; however, the agreement does not require us to sell a minimum quantity.  The parties negotiate the price on an annual basis.  If the parties cannot agree on the product price after negotiation, Tronox is not required to purchase the minimum amount of SR from us that year.  Due to the tight supply of local Ilmenite and the price increases associated with our purchasing the Ilmenite, required for the production of SR, outside Malaysia, coupled with the increased price for energy, we did not sell any SR to Tronox in 2007 or 2006 and do not anticipate a material amount of SR sales to Tronox in 2008.

On December 20, 2004, we entered into an agreement with Engelhard Corporation to supply 100% of their 2005 requirement for a specific grade of ALUPREM.  We were notified on December 28, 2005 that the Engelhard Corporation would not renew the purchase order to supply 100% of their 2006 requirements.  As a result, sales to Engelhard in 2006 were approximately 75% lower than in 2005.

The substantial reduction in business from these two customers materially impacted our 2006 net sales and results from operations since these two customers had accounted for 31% of our net sales in 2005.

Geographic Distribution

We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  No individual foreign country accounted for 10% or more of our foreign sales in either 2007 or 2006.  In 2005, sales in the Netherlands accounted for 12% of our total sales and 32% of our foreign sales.  The increase in sales in the Netherlands in 2005 was a direct result of TMM's sale of SR to Tronox being shipped to the Netherlands in 2005.  No other individual foreign country accounted for 10% or more of the foreign sales in 2005.  Sales to external customers are attributed to geographic area based on country of distribution.

A summary of the Company's sales by geographic area is presented below:

(In thousands)	2007		2006		2005
Summary by Geographic Area	Sales Revenue	% of Sales	Sales Revenue	% of Sales	Sales Revenue	% of Sales
United States	$16,237	58%	$15,555	60%	$20,637	63%
Canada, Mexico & South/Central America	2,966	11%	3,362	13%	2,688	8%
Pacific Rim	2,273	8%	1,702	6%	1,820	6%
Europe, Africa & Middle East	6,485	23%	5,460	21%	7,524	23%
Total Sales	$27,961	100%	$26,079	100%	$32,669	100%

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

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of March 14, 2008, we d not have a significant backlog of customer orders.

Seasonality

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

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products.  Six of TOR's products, HITOX (4/30/2015), ALUPREM (7/29/2013), HALTEX (7/28/2012), BARTEX (2/24/2017), OSO® (6/6/2009), TITOX® (5/26/2012) and TORCOAT® (9/10/2014), are marketed under names which have been registered with the United States Patent and Trademark Office.  Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2007, our US operation had 38 full-time employees, our European operation employed 20, and our Asian operation had 115 employees, of which 85 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all our employees are good.

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

Our subsidiaries have loan agreements with banks in Malaysia and the Netherlands that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia and the Netherlands for such facilities.  At December 31, 2007, our foreign debt consisted of $1,276,000 under the short-term credit facilities and $2,702,000 under the term loans and financial lease agreements.

The foreign banks have made no indication that they will demand payment of any of our loans in Malaysia or the Netherlands; however, there can be no assurances that this debt will not be called in the future.  At December 31, 2007, TP&T's bank debt totaled $3,354,000, of which, TOR (which conducts our US operations from Corpus Christi, Texas) has guaranteed $296,000.  If the Netherlands bank were to make demand of TP&T's debt and TP&T could not refinance that debt with another lending institution, TOR's guarantee could be enforced by TP&T's lender.  If this were to occur, it could result in TOR not being in compliance with the covenants relating to TOR's US credit facilities (which totaled $4,464,000 as of December 31, 2007), and could cause an acceleration/demand of the US debt.

If demand is made by the banks, we may require additional debt or equity financing to meet our working capital and operational requirements or, if required, to refinance maturing or demanded indebtedness.  Should we find it necessary to raise additional funds, we may find that such funds are either not available or available only on terms that are unattractive in terms of shareholders' interest, or both, and if this debt could not be repaid or refinanced, the banks could foreclose and sell our foreign operations or hold same as collateral security for these loans, and pursue collection against our guarantees of such loans which would adversely affect our financial condition and liquidity.  (See "Liquidity, Capital Resources and Other Financial Information" on page 23).

We have one primary source for SR and if that source was not available, we could not produce our primary product, HITOX.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX which accounted for approximately 53% of our sales for the year ended December 31, 2007.

We are dependent on a limited number of customers and could experience significant revenue reductions if they use alternative sources.

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for 38%, 43% and 56% of our sales revenues in 2007, 2006 and 2005, respectively.  Though no single customer accounted for 10% or more of our 2007 or 2006 sales revenue, sales to the Engelhard Corporation through a one year agreement and Tronox through a multi-year contract accounted for approximately 20% and 11%, respectively, of our total revenues in 2005.

Foreign currency fluctuations could adversely impact our financial condition.

Because we own assets located outside the United States and have revenues and expenses in currencies other than the US Dollar, we may incur currency transaction and translation losses due to changes in the values of foreign currencies and in the value of the US Dollar.  Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering into derivative transactions pursuant to our hedging policy.  Translation exposure associated with translating the functional currency financial statements of our foreign subsidiaries into US Dollars is generally not hedged.  Upon translation to the US Dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations.  We cannot predict the effect of changes in exchange rate fluctuations upon future operating results.  (See "Foreign Operations - Impact of Exchange Rate" on page 32).

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

There is intense competition with respect to each of our products.  In order to maintain sales volume, we must consistently deliver high quality products on schedule at competitive prices.  Our competitors range from large corporations with full lines of production capabilities and products, such as E. I. DuPont de Nemours & Co., Inc., Millenium Chemicals, Tronox Incorporated, Kronos, Inc., and J. M. Huber, to small local firms specializing in one or two products.  The established companies have significantly greater experience than us in manufacturing and distributing products and have considerably more resources and market share.  We may have difficulty in competing with these companies.

Increases in energy, freight and certain raw material costs could negatively affect future gross margins.

Increases in the costs of our energy, freight and certain raw materials have negatively affected our 2007, 2006 and 2005 gross margins.  In addition, the local Malaysian supply of Ilmenite is diminishing and it is anticipated that we will be required to purchase Ilmenite offshore at 70% to 100% higher prices starting in 2009. The extent of these price increases on future gross margins will depend on future product mix and whether the cost increases can be absorbed through end customer price increases.  It is possible that increases in energy, freight costs and prices of raw materials will adversely impact our future results from operations if these increased costs cannot be offset by correspondingly higher sales prices.

Our US operation is located on the Gulf of Mexico coastline and could be adversely affected by hurricanes.

We may be subject to work stoppages for hurricanes, particularly during the period ranging from June to November.  If a hurricane is severe and our Corpus Christi plant incurs heavy damage and prolonged downtime, which may not be fully covered by insurance, our financial results would be adversely affected.

Doing business in foreign countries carries certain risks that are not found in doing business in the US.

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

United States Operation

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, and HALTEX.  During 2007, the Corpus Christi plant operated at approximately 50% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own.  The lease payment is subject to adjustment every five years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

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

The Corpus Christi plant and improvements are encumbered by a mortgage held by Bank of America, N.A.  (See "Liquidity - United States Operation" on page 25).

European Operation

Our European Operation, TOR Processing and Trade ("TP&T"), is located in Hattem, Netherlands, near the major shipping port of Rotterdam.  TP&T operated at approximately 60% of capacity in 2007.  The factory site, which the Company owns, was expanded in 2004 from approximately one acre to two acres and consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building which was purchased in July 2004, and a 10,000 square foot warehouse with a loading dock which was purchased in January 2005.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See "Liquidity - European Operation" on page 27).

Asian Operation

Our Asian Operations, TOR Minerals Malaysia ("TMM"), operates the SR manufacturing plant in Ipoh, Malaysia, and is close to the present source of their major raw material - ilmenite.  The plant site has 38 acres of land that TMM has a commitment to use through 2074.  The TMM plant operated at approximately 40% of capacity in 2007.

TMM owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

The Malaysian plant and improvements are encumbered by liens held by HSBC Bank and RHB Bank.  (See "Liquidity - Asian Operation" on page 28).

Item 3.	Legal Proceedings

The Company is involved in routine litigation incidental to its business.  Management believes that the outcome of such litigation will not have a material adverse affect on its financial position, results of operations and cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2007.

Management - Executive Officers

The names of the members of the Company's executive officers at February 29, 2008, each of whom is elected annually, are set forth below:

Name	Age	Position	Since
Olaf Karasch	51	President and Chief Executive Officer	2006
Mark Schomp	48	Executive Vice President	2006
Hee Chew Lee	52	Vice President, Asian Operations	2002
Steven H. Parker	57	Treasurer and Chief Financial Officer	2007
Sonya Sconiers	39	Secretary	2007

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

Sonya Sconiers, Secretary  -  Sonya Sconiers has served as Secretary and Director of HR Administration since June 2007.  Prior to joining the Company, she served as Regional Human Resources Manager for Republic Beverage Company in San Antonio, Texas.  Ms. Sconiers earned a Bachelor of Science degree from Georgetown University and a Juris Doctorate from Pepperdine University School of Law.

No executive officer of the Company has any family relationship with any other director or executive officer of the Company.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

We became a publicly owned company in December 1988.  Prior to that time, our stock was not listed or traded on any stock exchange.  From February 7, 1989 to February 10, 1995, our common stock was listed and traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (NASDAQ).  A reduction in net tangible assets, along with annual net losses, required our securities to be moved from the NASDAQ National Market System to the NASDAQ SmallCap Market System, currently known as the NASDAQ Capital Market, effective February 10, 1995, where our common stock trades under the symbol: "TORM".

The table below sets forth the high and low sales prices for our common stock for the periods indicated, according to NASDAQ.  On March 13, 2008, the closing trading price of our stock was $2.00.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2007	High	$3.410	$2.980	$2.490	$2.330
	Low	2.500	2.280	1.850	1.950
2006	High	$2.920	$2.750	$2.250	$2.840
	Low	2.120	2.000	1.520	1.820

No cash dividends have ever been paid on our Common Stock.  Except and as otherwise required by the terms of our Series A Convertible Preferred Stock, we currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of holders of record of TOR's Common Stock as of March 14, 2008 was 100.

Series A 6% Convertible Preferred Stock Dividends

On December 6, 2007, we declared a dividend, in the amount of $15,000, for the quarterly period ending December 31, 2007, payable on January 1, 2008, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2007.  Dividends declared on the Series A Convertible Preferred Stock totaled $60,000 in 2007 and 2006.

Issuer Purchases of Equity Securities

The Company has no reportable purchases of equity securities.

Equity Compensation Plan

The following table provides information as of December 31, 2007, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	879,300	$2.602	63,811
Equity compensation plans not approved by security holders	--		--
Total	879,300	$2.602	63,811

The Company's 1990 Incentive Stock Option Plan ("ISO") for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At December 31, 2007, the 1990 Plan had outstanding options to purchase 22,200 share of common stock.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders' meeting on May 14, 2004, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At December 31, 2007, the Plan had outstanding options to purchase 857,100 shares of our common stock, while 129,089 had been exercised and 63,811 shares remained available for future issuance.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

For the twelve-month periods ended December 31, 2007, 2006 and 2005, the Company recorded $172,000, $163,000 and $360,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and inventory/cost of sales in the accompanying consolidated income statements.

The Company granted options to purchase 242,500, 96,200 and 99,800 shares of common stock during the twelve-month periods ended December 31, 2007, 2006 and 2005, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2007, 2006 and 2005 was $1.81, $1.52 and $4.05, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.37%	5.03%	3.87%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.73	0.83	0.81
Expected term (in years)	7.00	6.71	5

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

The number of shares of common stock underlying options exercisable at December 31, 2007, 2006 and 2005 was 565,980, 597,160 and 591,790, respectively.  The weighted-average remaining contractual life of those options is 6.7 years.  Exercise prices on options outstanding at December 31, 2007, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding
2007	2006	2005	Range of Exercise Prices
74,100	92,900	95,150	$ 0.92 - $ 1.99
686,900	548,400	502,700	$ 2.00 - $ 2.99
600	600	4,000	$ 3.00 - $ 3.99
70,500	95,500	105,500	$ 4.00 - $ 4.99
20,200	20,800	123,300	$ 5.00 - $ 5.99
27,000	27,000	77,000	$ 6.00 - $ 6.11
879,300	785,200	907,650

As of December 31, 2007, there was $398,000 of option compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 3.3 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of the Company's common stock from January 1, 2003 to December 31, 2007 to the cumulative total return over such period of the (i) NASDAQ/Industrial Index, (ii) NASDAQ Composite Index, and (iii) KMG Chemicals, Inc.  The graph assumes that $100 was invested on January 1, 2003 in the Company's common stock, in the common stock of KMG Chemicals, Inc., in the NASDAQ/Industrial Index and the NASDAQ Composite Index.  The cumulative total return of the NASDAQ/Industrial Index and the NASDAQ Index does not assume the reinvestment of dividends.  The Company selected KMG Chemicals for comparison purposes based on their similar line of business.  Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

Item 6.	Selected Financial Data
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
NET SALES	$27,961	$26,079	$32,669	$30,476	$24,127
Cost of sales	22,768	20,939	26,318	23,911	18,297
GROSS MARGIN	5,193	5,140	6,351	6,565	5,830
Technical services and research and development	245	239	376	453	473
Selling, general and administrative expenses	4,290	4,160	4,506	4,567	3,680
(Gain) loss on disposal of assets	(12)	1	(12)	55	-
OPERATING INCOME	670	740	1,481	1,490	1,677
OTHER INCOME (EXPENSE):
Interest income	18	17	10	8	-
Interest expense	(684)	(547)	(412)	(236)	(295)
Gain (loss) on foreign currency exchange rate	25	(135)	(125)	23	(76)
Other, net	-	20	-	2	19
INCOME BEFORE INCOME TAX	29	95	954	1,287	1,325
Income tax expense (benefit)	(42)	2	471	183	61
NET INCOME	$71	$93	$483	$1,104	$1,264
Less: Preferred Stock Dividends	60	60	60	56	-
Income Available to Common Shareholders	$11	$33	$423	$1,048	$1,264

Income per common shareholder:
Basic	$0.00	$0.00	$0.05	$0.14	$0.18
Diluted	$0.00	$0.00	$0.05	$0.13	$0.17

Weighted average common shares outstanding:
Basic	7,849	7,836	7,812	7,735	7,059
Diluted	7,885	7,873	8,129	8,034	7,240

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$376	$896	$1,280	$341	$381
Working capital	7,300	9,638	7,630	5,535	2,769
Total assets	38,736	38,011	34,035	33,634	25,542
Total long-term debt and capital leases	7,178	7,659	6,667	4,681	1,642
Shareholders' equity	26,405	24,829	22,952	22,713	15,922

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Approximately 42% of the 2007 sales are outside of the United States.  Of these sales, approximately 54% are in currencies other than the US Dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the US Dollar.  (See "Foreign Operations - Impact of Exchange Rate" on page 32).

Following are our results for the twelve-month periods ended December 31, 2007, 2006 and 2005.

(In thousands, except per share amounts)	Year Ended December 31,
	2007	2006	2005
NET SALES	$27,961	$26,079	$32,669
Cost of sales	22,768	20,939	26,318
GROSS MARGIN	5,193	5,140	6,351
Technical services and research and development	245	239	376
Selling, general and administrative expenses	4,290	4,160	4,506
(Gain) loss on disposal of assets	(12)	1	(12)
OPERATING INCOME	670	740	1,481
OTHER INCOME (EXPENSES):
Interest income	18	17	10
Interest expense	(684)	(547)	(412)
Gain (loss) on foreign currency exchange rate	25	(135)	(125)
Other, net	-	20	-
INCOME BEFORE INCOME TAX	29	95	954
Income tax expense (benefit)	(42)	2	471
NET INCOME	$71	$93	$483
Less: Preferred Stock Dividends	60	60	60
Income Available to Common Shareholders	$11	$33	$423

Income per common share:
Basic	$0.00	$0.00	$0.05
Diluted	$0.00	$0.00	$0.05

Weighted average common shares outstanding:
Basic	7,849	7,836	7,812
Diluted	7,885	7,873	8,129

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

The year 2007 was seen as a building year at TOR during which we focused on sales growth in global markets, manufacturing efficiencies and new product development for 2008 and beyond.

We believe our geographic diversity is an advantage in selling in the global markets.  While we experienced only modest sales growth in the US during 2007, our sales in Asia and Europe increased approximately 34% and 19%, respectively, in 2007 as compared to 2006.

(In thousands)	2007		2006		2005
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$16,237	58%	$15,555	60%	$20,637	63%
Canada, Mexico & South/Central America	2,966	11%	3,362	13%	2,688	8%
Pacific Rim	2,273	8%	1,702	6%	1,820	6%
Europe, Africa & Middle East	6,485	23%	5,460	21%	7,524	23%
Total Sales	$27,961	100%	$26,079	100%	$32,669	100%

Looking to the future, our strategy focuses on pursuing niche markets for paints, plastics, papers and catalysts applications with high value-added products that produce good profit margins and have high barriers to entry.  These products have a solid value proposition with our customers and therefore sell at a higher average price and produce more attractive gross margins for TOR.  In addition, the high value-added nature of these products allows us to create close partnerships with our customers and develop long-term relationships with recurring and predictable revenue streams.

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

With the success of our alumina business, we are no longer dependent on one group of products for our success.  Our alumina business now accounts for approximately one-third of our overall revenue and is currently our most profitable product.

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

Clearly, 2007 has been a transitional year for TOR.  We feel confident that we have put the right strategies in place that will allow us to grow revenue and improve profitability.

However, actual results could differ materially from those indicated by these forward looking statements because of various risks and uncertainties.  See the information under the caption "Forward Looking Information" appearing below the Table of Contents of this report.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Results of Operations

Net Sales:  Consolidated net sales for 2007 increased approximately 7% compared with 2006.  The growth in net sales is primarily due to an increase in ALUPREM sales worldwide, offset by a reduction HITOX sales primarily related to the decline in the housing market in the US.

Consolidated net sales for 2006 decreased approximately 20% compared with 2005.  Net sales were lower primarily due to the decrease in Aluprem sales to Engelhard of approximately 20% and SR sales to Tronox of approximately 11%.  Offsetting this decrease were pricing increases throughout all product lines and volume increases in the HITOX, ALUPREM and BARTEX product lines, offset partially by decreases in sales of our other product lines.  These increases are primarily due to a growth in sales throughout Europe, Asia and Central and South America.

Following is a summary of our consolidated products sales for 2007, 2006 and 2005 (in thousands), exclusive of inter-company sales:

Product	2007		2006		2005
HITOX	$14,746	53%	$15,091	58%	$13,996	43%
ALUPREM	8,493	30%	6,201	24%	10,599	32%
SR	12	<1%	11	<1%	3,722	11%
BARTEX	3,215	11%	3,114	12%	2,804	9%
HALTEX	996	4%	924	3%	861	3%
OTHER	499	2%	738	3%	687	2%
Total	$27,961	100%	$26,079	100%	$32,669	100%

  HITOX sales decreased approximately 2% worldwide in 2007 primarily due to a decrease in volume related to the slowing economy.  In 2006, HITOX sales increased approximately 8% primarily due to an increase in our European and Asian markets, while sales to our US customers remained flat.

  ALUPREM sales increased approximately 36% worldwide in 2007 primarily due to an increase in our European market.  In 2006, ALUPREM sales decreased approximately 41% primarily due to the loss of the Engelhard business which represented approximately 63% of our total ALUPREM sales in 2005 compared to 26% in 2006.  Offsetting the decrease in 2006 was an increase of approximately 30% in sales of ALUPREM in the European market.
  SR sales were not material in 2007 or 2006 as we did not sell SR to Tronox.
  BARTEX sales increased approximately 3% in 2007 and 11% in 2006 as a result of increases in volume and price.
  HALTEX sales increased approximately 8% in 2007 primarily due to an increase in volume, whereas, the 7% increase in 2006 was primarily the result of an increase in price, offset by a decrease in volume.
  Other Product sales decreased approximately 26% in 2007 primarily relating to volume decreases in both the US and Asian markets, whereas, the 2006 sales were relatively flat.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

United States Operation:  Following is a summary of net sales for our US operation for 2007, 2006 and 2005 (in thousands).  All inter-company sales have been eliminated.

Product	2007		2006		2005
HITOX	$10,409	57%	$10,729	60%	$10,938	48%
ALUPREM	3,325	18%	2,654	15%	7,880	34%
BARTEX	3,215	18%	3,114	17%	2,804	12%
HALTEX	996	5%	924	5%	861	4%
OTHER	345	2%	447	3%	413	2%
Total	$18,290	100%	$17,868	100%	$22,896	100%

  HITOX sales decreased approximately 3% in 2007 and 2% in 2006 primarily due to the decline in the US housing market.

  ALUPREM sales increased approximately 25% in 2007 primarily due to an increase in volume, offset by a decrease in price.  In 2006 our ALUPREM sales decreased approximately 66%, of which approximately 63% related to the loss of the Engelhard business.

European Operation:  Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our US operation for distribution to our North American customers.  During the second quarter 2005, TP&T began purchasing HITOX from our Asian operation for distribution in Europe.  The following table represents TP&T's ALUPREM and HITOX sales (in thousands) for 2007, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

Product	2007		2006		2005
ALUPREM	$5,168	82%	$3,547	75%	$2,719	79%
HITOX	1,106	18%	1,144	24%	699	20%
OTHER	-	-	66	1%	20	1%
Total	$6,274	100%	$4,757	100%	$3,438	100%
  ALUPREM sales increased approximately 43% in 2007 and 30% in 2006  primarily due to an increase in volume.  These sales are made primarily in Europe and the year over year increases are due primarily to TP&T expanding their customer base.
  HITOX sales volume decreased approximately 3% in 2007 compared to an increase in volume of approximately 64% in 2006.

Asian Operation:  Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our Corpus Christi operation and TP&T.  The following table represents TMM's sales (in thousands) for 2007, 2006 and 2005 to third party customers.  All inter-company sales have been eliminated.

Product	2007		2006		2005
HITOX	$3,231	95%	$3,218	93%	$2,359	37%
SR	12	<1%	11	<1%	3,722	59%
OTHER	154	5%	225	7%	254	4%
Total	$3,397	100%	$3,454	100%	$6,335	100%
  HITOX sales remained relatively flat in 2007 and increased approximately 36% in 2006 primarily due to an increase in volume year over year related to growth in their Asian customer base, offset by a decrease in 2007 sales to South America and Middle East.
  SR sales decreased in 2007 and 2006 as a result of not selling SR to Tronox.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the years ended December 31, 2007, 2006 and 2005.

(In thousands, except per share amounts)	Year Ended December 31,
	2007	2006	2005
NET SALES	$27,961	$26,079	$32,669
Cost of sales	22,768	20,939	26,318
GROSS MARGIN	$5,193	$5,140	$6,351

Gross margin decreased 1.1% from 19.7% in 2006 to 18.6% in 2007.  The primary factors affecting gross margin in 2007 include:

The primary negative factors were:

  increase in the manufacturing cost of SR, primarily related to energy costs, reduced gross margin approximately 3.7%
  decrease in SR production from 7 months in 2006 to 4 months in 2007 resulted in a decrease in gross margin of approximately 1.5%

The offsetting positive factors were:

  average selling prices increased approximately 1.1%
  process changes and manufacturing efficiencies resulted in an increase of approximately 3%

In 2006, our gross margin remained essentially flat at 19.7% compared to 19.4% in 2005.  Factors affecting our 2006 gross margin include the following:

The primary positive factors were:

  average selling prices were up 5% from the prior year
  natural gas consumption savings were generated by a new HITOX production process direct labor cost savings were achieved through improved plant process efficiencies

The offsetting negative factors were:

  increased shut down costs in the Asian operation on curtailed third party SR net sales under absorption of fixed manufacturing costs in the European operation on lower production volumes on the lost Engelhard Alumina volumes increased fuel oil costs in the Asian operation due to the increase in the price of fuel oil

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Selling, General and Administrative Expenses:  Selling, general and administrative expenses ("SG&A") in 2007 increased approximately $130,000 from 2006 primarily due to an increase in salaries, travel and consulting, offset by a reduction in accounting fees.  SG&A decreased approximately $346,000 in 2006 primarily due to a reduction in staff at the US operation and travel expenses, offset by higher accounting fees related to compliance measures related to Section 404 of the Sarbanes-Oxley Act.

Interest Expense:  Interest expense in 2007 and 2006 increased approximately $137,000 and $135,000, respectively.  Interest expense at the US operation increased $77,000 and $127,000, respectively, primarily due to a larger average outstanding balance on our line of credit and an increase in long term debt.  TP&T's interest expense increased approximately $56,000 and $18,000, respectively, due primarily to a larger average outstanding balance on its line of credit.  TMM's interest expense increased approximately $4,000 in 2007 relating to an increase in its long term debt as compared to a decrease of approximately $10,000 in 2006 related to a decrease in the utilization of its line of credit and ECR financing.

Income Taxes:  We recorded an income tax benefit in 2007 of approximately $42,000 compared to income tax expense in 2006 and 2005 of approximately $2,000 and $471,000, respectively.  The following table represents the components of our income tax expense :

Components of Income Tax Expense	Year Ended December 31,
	2007			2006			2005
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$-	$-	$-	$-	$-	$-	$-	$-
State	10	-	10	10	-	10	5	-	5
Foreign	5	(57)	(52)	-	(8)	(8)	-	466	466
Total Income Tax	$15	$(57)	$(42)	$10	$(8)	$2	$5	$466	$471

In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State's current franchise tax regime.  The new legislation's effective date is January 1, 2007, which means that our first Texas margins tax ("TMT") return will not become due until May 15, 2008 and will be based on our 2007 operations. Although the TMT is imposed on an entity's gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax. In accordance with the guidance provided in SFAS No. 109, we have properly determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents decreased $520,000 from the end of 2006 to the end of 2007.  Operating activities provided cash of $899,000.  We used cash of $1,021,000 relating to investing activities and $375,000 relating to financing activities in 2007.  The effect of the exchange rate fluctuations accounted for a decrease in cash of $23,000.

	Year Ended December 31,
(In thousands)	2007	2006	2005
Net cash provided by (used in)
Operating activities	$899	$(896)	$2,543
Investing activities	(1,021)	(756)	(2,382)
Financing activities	(375)	1,171	1,191
Effect of exchange rate fluctuations	(23)	97	(413)
Net change in cash and cash equivalents	$(520)	$(384)	$939

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Operating Activities

Cash provided by operating activities in 2007 increased approximately $1,795,000 compared to 2006.  The following are the major changes in working capital affecting cash provided by operating activities:

  Accounts Receivable:  Accounts receivable increased approximately $49,000 from the end of 2006 to the end of 2007.  Accounts receivable at the US operation decreased $169,000 primarily due to stronger collections in the fourth quarter 2007; and the European operation's increased $194,000 and the Asian operation's increased $24,000 primarily due to higher fourth quarter sales in 2007.
  Inventories: Inventories decreased approximately $61,000 from the end of 2006 to the end of 2007.  Inventories at the US operation decreased $493,000 primarily due to a decrease in raw materials (primarily SR), offset by an increase in finished goods inventories (primarily HITOX).  Inventories at the European operation increased approximately $175,000 primarily relating to an increase in raw materials.  Inventories at the Asian operation increased $257,000 relating primarily to an increase in raw materials (primarily Ilmenite), offset by a reduction in HITOX finished goods inventory.
  Other Current Assets:  Other current assets increased approximately $79,000 from the end of 2006 to the end of 2007 primarily related to prepaid insurance and refundable GST tax at the US operation.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased approximately $1,056,000 from the end of 2006 to the end of 2007 primarily relating to a decrease in accounts payable and accrued inventory at the Asian operation.

Investing Activities

Investing activities used cash of approximately $1,021,000 during the twelve-month period ended December 31, 2007.  Net investments for each of the Company's three operations are as follows:

  US Operation:  We invested approximately $426,000 primarily related to production equipment and facility improvements.
  European Operation:  We invested approximately $354,000 at TP&T primarily for new production equipment.
  Asian Operation:  We invested approximately $241,000 at TMM primarily related to equipment upgrades for the production of SR.

Financing Activities

We used cash of approximately $375,000 in financing activities for the twelve-month period ended December 31, 2007.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Borrowings on our US line of credit decreased $225,000 and TP&T's line of credit increased approximately $379,000 primarily for working capital.
  Capital Leases -  The US operation entered into a new capital lease providing cash of approximately $12,000 and TP&T's capital lease was reduced approximately $72,000.
  Long-term Debt - US Operation:  Our US long-term debt to financial institutions increased approximately $194,000 primarily due to a new $500,000 term loan which was used to pay off the related party debt to Paulson Ranch of $400,000 and for working capital, offset by a reduction in other long term debt.
  Long-term Debt - European Operation:  TP&T's net long-term debt decreased approximately $326,000.
  Long-term Debt - Asian Operation:  TMM's long term debt increased approximately $55,000 for the purpose of upgrading the operations plant and machinery.
  Issuance of Common Stock Options:  The Company received proceeds of approximately $57,000 in 2007 as a result of employees and Directors exercising their common stock options.
  Preferred Stock Dividends:  The Company paid dividends of $60,000 on its Series A convertible preferred stock, or $0.30 per share.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

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

(In thousands)	December 31,
	2007	2006
Other indebtedness, note payable to Paulson Ranch, a related party, paid off on March 15, 2007	$-	$400
Fixed rate term note payable to a US bank, paid off May 1, 2007.	-	100
Term note payable to a US bank, with an interest rate of 7.25% at December 31, 2007, due November 30, 2010.	723	870
Term note payable to a US bank, with an interest rate of 7.25% at December 31, 2007, due May 1, 2012	441	-
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at December 31, 2007, due June 1, 2009. (203 Euro)	296	446
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at December 31, 2007, due July 1, 2029. (420 Euro)	614	580
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at December 31, 2007, due January 31, 2030. (417 Euro)	608	575
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at December 31, 2007, due July 31, 2015. (383 Euro)	560	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.8% at December 31, 2007, due June 30, 2010	343	272
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 7.25% at December 31, 2007, due October 1, 2008.	3,300	3,525
Total	6,885	7,340
Less current maturities	4,207	980
Total long-term debt and notes payable	$2,678	$6,360

United States Operation

We amended and restated our previous loan agreement with Bank of America, N.A. (the "Bank") on November 29, 2006.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the "Line") from October 1, 2007 to October 1, 2008.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At December 31, 2007 and 2006, the outstanding balance on the Line was $3,300,000 and 3,525,000, respectively, and we had $305,000 and $412,000, respectively, available on that date based on eligible accounts receivable and inventory borrowing limitations.

On February 28, 2007, we amended our current loan agreement with the Bank.  Under the terms of the amendment, the Bank revised the basis for determining the "Borrowing Base" and "Eligible Inventory" to the following:  "Borrowing Base" means the sum of 80% of Borrower's Eligible Accounts Receivable plus the lesser of (x) 50% of Borrower's Eligible Inventory or (y) $3,500,000.  The amended definition of "Eligible Inventory" for purposes of determining the borrowing base under the Company's line of credit with the Bank expands the definition of Eligible Inventory to now permit Synthetic Rutile to be included in the borrowing base for ascertaining the amount of permitted borrowings by the Company, provided that it has been purchased by the Company and is in transit from TOR Minerals Malaysia, a wholly-owned subsidiary of the Company, to the Company's facility at Corpus Christi, Texas, is fully insured on terms acceptable to the lender and is evidenced by bills of lading and other documents acceptable to the Bank.  The value of all Qualified Synthetic Rutile shall not exceed $3,000,000 for purposes of this calculation.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Our existing fixed rate term loan with the Bank, which had an outstanding balance of $100,000 at December 31, 2006, was paid off on May 1, 2007.

On December 13, 2005 we entered into a real estate term loan (the "Loan") with the Bank, in the amount of $1,029,000.  The Loan is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank's Prime Rate (currently 7.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the "final payment" of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at December 31, 2007 and 2006, was $723,000 and $870,000, respectively.

On May 7, 2007, we amended our current loan agreement with the Bank.  Under the terms of the fourth amendment, we entered into a term loan (the "Term Loan") with the bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank's Prime Rate (currently 7.25%), is due and payable monthly.  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at December 31, 2007, was $441,000.

In addition, the fourth amendment changed the existing covenant requiring the Company to maintain a positive net income after tax on a rolling four quarter basis to the following:  "Beginning January 1, 2007, Borrower agrees that it will maintain a positive net income after taxes, on a consolidated basis, including foreign subsidiaries and properties and excluding only events resulting from required changes in GAAP accounting treatment of intangibles or similar events beyond the control of the Borrower, when determined for the following periods:  (i) the three-month period ending March 31, 2007; (ii) the six-month period ending June 30, 2007; (iii) the nine-month period ending September 30, 2007, and (iv) the twelve-month period ending December 31, 2007, and as of each March 31, June 30, September 30, and December 31, thereafter, for the preceding twelve-month period ended on such date."  The effect of this amendment is to exclude the impact of the loss experienced by the Company in the fourth quarter of 2006 from the determination of the positive net income.

The Agreement contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations.  The Agreement also requires us to notify the Bank upon the occurrence of a "material adverse event", which among other items, is considered to be an event that may adversely affect our consolidated financial condition, business, properties, operations, the Bank's collateral or the Bank's ability to enforce its rights under the Agreement.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio - Required to be less than or equal to 2.0 to 1.0.  At December 31, 2007, the Company's Debt to Net Worth Ratio was 0.3 to 1.0.
  Current Ratio - Required to be at least 1.1 to 1.0.  At December 31, 2007, the Company's Current Ratio was 1.8 to 1.0.
  Fixed Charge Coverage Ratio - Required to be at least 1.25 to 1.0.  For the four quarters ended December 31, 2007, the Company's Fixed Charge Coverage Ratio was 1.8 to 1.0.
  Maintain a consolidated after tax profit for the twelve-month period ended December 31, 2007.

As of and for the four quarters ended December 31, 2007 and 2006, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond December 31, 2007.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Related Parties

We entered into a loan and security agreement on December 12, 2003, with the Company's Chairman of the Board, Bernard Paulson, a 15.9% shareholder, through Paulson Ranch, Ltd.  Under the Agreement, Paulson Ranch made a loan to us in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate".  The loan, which is subordinate to Bank of America, N.A., is secured by our assets.  Accrued interest is paid monthly.  The principal balance outstanding at December 31, 2006 was $400,000.  The loan proceeds were used for working capital.  The Company paid the outstanding principal balance of $400,000 and accrued interest to Paulson Ranch, Ltd., on March 15, 2007.

European Operation

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility ("Credit Facility") with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T's line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 8.05%), will mature on December 31, 2009 and is secured by TP&T's accounts receivable and inventory.  At December 31, 2007 and 2006, TP&T had utilized Euro 874,000 and Euro 614,000, respectively ($1,276,000 and $811,000, respectively) of its short-term credit facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T's credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TP&T's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($16,447).  The loan balance at December 31, 2007 and 2006 was Euro 203,000 and Euro 338,000, respectively ($296,000 and $446,000, respectively).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,359).  The loan balance at December 31, 2007 and 2006 was Euro 420,000 and Euro 440,000, respectively ($614,000 and $580,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T's existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,286).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at December 31, 2007 and 2006 was Euro 417,000 and Euro 436,000, respectively ($608,000 and $575,000, respectively).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($6,083).  The loan is secured by TP&T's assets.  The loan balance at December 31, 2007 and 2006 was Euro 383,000 and Euro 433,000, respectively ($560,000 and $572,000, respectively).

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Asian Operation

On September 14, 2005, the Company's subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC").  The amendment increased the Bankers Acceptance from Malaysian Ringgits ("RM") 500,000 ($150,000) to RM 3,780,000 ($1,134,000) and added a US Dollar term loan ("USD Loan") in the amount of $1,000,000 (or RM 3,780,000, which ever is less).  Funding on the USD Loan will represent 100% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on March 31, 2008 the loan amount will be adjusted to what has been funded.

The balance on the USD Loan was $343,000 and $272,000 at December 31, 2007 and 2006, respectively.  Monthly interest payments began in December 2005.  The interest rate at December 31, 2007 was 5.8%.  Monthly principal payments began on August 26, 2007 and will continue through June 30, 2010.

TMM renewed its banking facility with HSBC on October 30, 2007, for the purpose of extending the maturity date of the current facility from October 31, 2007, to October 31, 2008.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($150,000), a bank guarantee of RM 300,000 ($90,000) and an ECR up to RM 8,000,000 ($2,400,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers' and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad ("RHB") for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility, which TMM is currently renegotiating, provides for an overdraft line of credit up to RM 1,000,000 ($300,000) and an ECR up to RM 9,300,000 ($2,790,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($300,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,500,000 to $7,500,000) to be used for hedging purposes against TMM's sales based in currencies other than the RM.
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers' and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At December 31, 2007 and 2006, TMM was not utilizing their overdraft or their ECR facilities.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Critical Accounting Policies

General

TOR's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.  TOR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Bad Debts

We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  At December 31, 2007 and 2006, we maintained a reserve for doubtful accounts of approximately $28,000.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Impairment of Goodwill

We adopted the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Intangible Assets", effective January 1, 2002.  Under the provisions of Statement No. 142, the value of our goodwill (with a carrying value of approximately Euro 1,460,000 or $2,131,000 based on December 31, 2007 exchange rate) is not subject to amortization.  We evaluate the carrying value of the goodwill at least annually, or more frequently if indicators of impairment are noted.  We identify potential impairments by comparing the fair value of the reporting unit with its book value, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired.  In evaluating the recoverability of goodwill, it is necessary to estimate the fair value of the reporting units.  In making this assessment, we rely on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques.  Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time.  There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment.  It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2007.  There can be no assurance that future goodwill impairment tests will not result in a charge to net earnings (loss).

Valuation of Long-Lived Assets

The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2007.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases

As of December 31, 2007, we leased 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority and manufacturing equipment from Bank of America Leasing & Capital, LLC.  The minimum future rental payments under these and other non-cancelable operating leases as of December 31, 2007 are as follows:

Years Ending December 31,
(In thousands)
2008	$319
2009	313
2010	658
2011	62
2012	54
Thereafter	786
Total minimum lease payments	$2,192

Except as noted above, we did not have any off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following is a summary of all significant contractual obligations, both on and off Balance Sheet, as of December 31, 2007, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2008	2009	2010	2011	2012	2013 +
Long-term Debt	$6,885	$4,205	$484	$657	$228	$169	$1,142
Capital Leases	326	96	96	96	38	-	-
Operating Leases	2,192	319	313	658	62	54	786
Foreign Currency Hedges	199	199	-	-	-	-	-
Foreign Currency Derivatives	1,055	1,055	-	-	-	-	-
Total	$10,657	$5,874	$893	$1,411	$328	$223	$1,928

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Other matters

Anticipated Capital Expenditures

During 2008, we plan to upgrade our production processes and technologies.  As a result, we plan to install new equipment in Malaysia that we believe will increase yields for SR production and assist in offsetting higher raw material and energy prices.  The anticipated cost of this project is approximately $1,200,000.

Inflation

Other than the increases in energy prices as described in Item 1 under "Raw Materials and Energy", general inflation has not had a significant impact on our business, and it is not expected to have a major impact in the foreseeable future.  Increases in energy pricing in 2007 and 2006 adversely affected our results of operations and are expected to continue to do so.

Foreign Operations - Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TP&T in the Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to US Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet.  As of December 31, 2007 and 2006, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $1,680,000 and $910,000, respectively.  From the beginning of 2007 to the end of 2007, the US Dollar weakened against the Malaysian Ringgit, as a result, net income increased approximately $40,000.

TP&T's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to US Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2007 and 2006, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $2,472,000 and $1,825,000, respectively.  From the beginning of 2007 to the end of 2007, the US Dollar weakened against the Euro, as a result, net income increased approximately $10,000.

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

At December 31, 2007 and 2006 there were no natural gas hedge contracts outstanding.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

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

At December 31, 2007, we marked the contracts to market, recording a net loss of approximately $1,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at December 31, 2007.  The recognition of this net loss had no effect on our cash flow.  At December 31, 2006, we marked the contracts to market, recording a net gain of approximately $81,000 as a component of "Other Comprehensive Income" and as a current asset on the balance sheet at December 31, 2006.  The recognition of this net gain had no effect on our cash flow.

In addition, we had foreign currency contracts not designated as hedges.  At December 31, 2007, we marked these contracts to market, recording a net gain of approximately $23,000 as a component of net income and as a current asset on the balance sheet at December 31, 2007.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2007, 2006 and 2005

Item 7 A.	Quantitative and Qualitative Disclosures about Market Risk

Natural Gas Price Risk

A substantial portion of TOR's products are manufactured utilizing natural gas as the main source of fuel.  The price of natural gas fluctuates as the market supply and demand change.  Accordingly, product margins and the level of profitability tend to fluctuate with these changes in the price of natural gas.  Using sensitivity analysis and a hypothetical 10% increase in the price of natural gas from the average price in effect during 2007, the increase in annual natural gas expense would reduce net income by approximately $110,000.

In addition, we selectively enter into natural gas derivative hedging transactions to help manage the exposure to natural gas price risks through the use of forwards contracts.  The net loss recognized in earnings in 2006 was approximately $24,000.  During 2007 the hedging transactions were not significant.  TOR had no outstanding natural gas hedging transactions at December 31, 2007 and 2006.

Fuel Oil Price Risk

A substantial portion of TOR's products, manufactured at our Asian plant, are manufactured utilizing fuel oil as the main source of fuel.  The price of fuel oil fluctuates as the market supply and demand change.  Accordingly, product margins and the level of profitability tend to fluctuate with these changes in the price of fuel oil.  Using sensitivity analysis and a hypothetical 10% increase in the price of fuel oil from the average price in effect during 2007, the increase in annual fuel oil expense would reduce net income by approximately $280,000.

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

At December 31, 2007, we marked the contracts to market, recording a net loss of approximately $1,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at December 31, 2007.  The recognition of this net loss had no effect on our cash flow.  In addition, we had foreign currency contracts not designated as hedges which we marked to market at December 31, 2007, recording a net gain of approximately $23,000 as a component of net income and as a current asset on the balance sheet at December 31, 2007.

Interest Rate Risk

We are exposed to risk from changes in interest rates on certain of our outstanding debt.  As of December 31, 2007, we had $6,083,000 related to variable rate debt instruments.  The outstanding loan balances under our bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States, Europe and Asia.  A 10% change in variable interest rates would impact the 2007 interest expense by approximately $580,000 based on balances outstanding at December 31, 2007.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007 ("Evaluation Date").  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

1)         pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3)         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness of future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on management's assessment and those criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the quarter ended December 31, 2007, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2007, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2007.

PART III

Item 10.	Directors, Executive Officers, Promoters and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information which will be contained under the caption "Election of Directors" and "Principal Stockholders" in the Company's Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated by reference in response to this Item 10.  See Item 4, Part I of this Form 10-K for the caption "Executive Officers" for information concerning executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Information under the caption "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" which will be contained in the Company's Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

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

The Company will provide to any person, without charge, upon written request, a copy of the Code of Ethics.  Such requests should be sent to the Company's Corporate Secretary, Sonya Sconiers, at 722 Burleson Street, Corpus Christi, Texas  78402.

Corporate Governance

Information under the caption "Executive Compensation - Nomination of Directors", and "Election of Directors - Audit Committee" which will be contained in the Company's Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions "Principal Stockholders" and "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information under the captions "Certain Transactions" and "Election of Directors - Attendance and Independence", which will be contained in the Company's Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption "Principal Accountant Fees and Services", which will be contained in the Company's Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits
(a) The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Exhibit No.	Description

2.1(2)	Purchase and Sale agreement effective March 1, 2000 between TOR Minerals International, Inc. and Megamin Ventures Sdn. Bhd.
2.2(5)	Asset purchase agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.3(5)	Closing agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.4(5)	Non-Compete agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group

3.1(14)	Certificate of Incorporation of the Company as amended through December 31, 2004
3.2(14)	By-laws of the Company, as amended through December 31, 2004

4.1(1)	Form of Common Stock Certificate
4.2(5)	Form of Convertible Subordinated Debenture of the Company and Renaissance US Growth and Income Trust, PLC, dated April 5, 2001, in the amount of $360,000

10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(3) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(4)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(6)	Security and Loan Agreement with Paulson Ranch, dated April 5, 2001
10.7(7)	Subordination Agreement between the Company, Paulson Ranch, Ltd., and Bank of America, dated May 1, 2002
10.8(8)	Security and Loan Agreement with Paulson Ranch dated December 12, 2003
10.9(8)	Security and Loan Agreement with D & C H Trust dated December 12, 2003
10.10(8)	Security and Loan Agreement with Douglas MacDonald Hartman Family Irrevocable Family Trust dated December 12, 2003
10.11(9)	Form of Common Stock Purchase Agreement, dated January 16, 2004
10.12(9)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.13(11)	Master Lease Agreement with Bank of America Leasing & Capital, LLC ("BALC"), dated August 9, 2004
10.14(11) *	Schedule No. 1 to Master Lease Agreement with BALC, dated September 27, 2004
10.15(12)	Schedule No. 2 to Master Lease Agreement with BALC, dated December 21, 2004
10.16(14)	Loan Agreement with Bank of America, N.A., dated December 21, 2004
10.17(14)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.18(14)	Loan Agreement with RHB Bank, dated November 23, 2004
10.19(14) *	2004 Sale and Purchase Agreement with Engelhard Corporation, dated February 2, 2004
10.20(14) *	2005 Sale and Purchase Agreement with Engelhard Corporation, dated December 20, 2004
10.21 (13)	Sales Agreement with Tronox Incorporated (formerly a division of the Kerr-McGee Chemical, LLC), dated March 28, 2003, and effective April 1, 2003
10.22(14) **	Form of Incentive Stock Option Agreement for Officers A
10.23(14) **	Form of Incentive Stock Option Agreement for Officers B
10.24(14) **	Form of Nonqualified Option Agreement for Directors
10.25(14)	Allonge and Amendment to Promissory Note with Paulson Ranch, Ltd., dated February 1, 2005
10.26(14)	First Amendment to Security Agreement with Paulson Ranch, Ltd., dated February 1, 2005
10.27	Loan Agreement with Rabobank, dated March 1, 2004
10.28(15)	Loan Agreement with Rabobank, dated July 6, 2004
10.29(16)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005

10.30(17)	Schedule No. 3 to Master Lease Agreement with BALC, dated July 8, 2005
10.31(18)	Loan Agreement with Rabobank, dated July 19, 2005
10.32(19)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.33(20)	First Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated December 13, 2005
10.34(20)	Real Estate Term Loan with Bank of America, N.A., dated December 13, 2005
10.35(20)	Assignment of Leases and Rents (Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.36(20)	Assignment of Leases and Rents (Leasehold Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.37(20)	Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.38(20)	Leasehold Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.39(21)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.40(21)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.41	Allonge and Second Amendment to Promissory Note with Paulson Ranch, Ltd., dated February 1, 2006
10.42(23)	Schedule No. 4 to Master Lease Agreement with BALC, dated July 17, 2006
10.43(24)	Second Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated November 29, 2006
10.44(25)	Schedule No. 5 to Master Lease Agreement with BALC, dated December 29, 2006
10.45(26)	Third Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated February 28, 2007
10.46(27)	Loan Agreement with Rabobank, dated March 20, 2007
10.47	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TP&T) dated May 11, 2001
10.48(28)	Fourth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated May 7, 2007

14.1	Code of Ethics

16.1(10)	Letter dated July 15, 2004 from Ernst & Young LLP to the Securities and Exchange Commission
16.2(22)	Letter dated July 14, 2006 from UHY Mann Frankfort Stein & Lipp CPAs, LLP to the Securities and Exchange Commission

21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV

23.1	Consent of UHY LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company's March 1, 2000 Form 8-K
(3)	Incorporated by reference to the exhibit filed with the Company's May 25, 2000 Form S-8
(4)	Incorporated by reference to the exhibit filed with the Company's December 31, 2000 Form 10-K
(5)	Incorporated by reference to the exhibit filed with the Company's May 16, 2001 Form 8-K
(6)	Incorporated by reference to the exhibit filed with the Company's June 30, 2001 Form 10-QSB
(7)	Incorporated by reference to the exhibit filed with the Company's March 31, 2002 Form 10-QSB
(8)	Incorporated by reference to the exhibit filed with the Company's December 12, 2003 Form 8-K
(9)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(10)	Incorporated by reference to the exhibit filed with the Company's July 14, 2004 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company's October 5, 2004 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company's December 22, 2004 Form 8-K
(13)	Incorporated by reference to exhibit 10.2 filed with the Company's Registration Statement on Form S-3/A (No. 333-114483) filed August 16, 2004
(14)	Incorporated by reference to the exhibit filed with the Company's December 31, 2004 Form 10-K
(15)	Incorporated by reference to the exhibit filed with the Company's January 3, 2005 Form 8-K
(16)	Incorporated by reference to the exhibit filed with the Company's June 27, 2005 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company's July 8, 2005 Form 8-K
(18)	Incorporated by reference to the exhibit filed with the Company's July 19, 2005 Form 8-K
(19)	Incorporated by reference to the exhibit filed with the Company's September 14, 2005 Form 8-K
(20)	Incorporated by reference to the exhibit filed with the Company's December 13, 2005 Form 8-K
(21)	Incorporated by reference to the exhibit filed with the Company's December 22, 2005 Form 8-K
(22)	Incorporated by reference to the exhibit filed with the Company's June 14, 2006 Form 8-K
(23)	Incorporated by reference to the exhibit filed with the Company's July 17, 2006 Form 8-K
(24)	Incorporated by reference to the exhibit filed with the Company's November 29, 2006 Form 8-K
(25)	Incorporated by reference to the exhibit filed with the Company's December 29, 2006 Form 8-K
(26)	Incorporated by reference to the exhibit filed with the Company's February 28, 2007 Form 8-K
(27)	Incorporated by reference to the exhibit filed with the Company's March 20, 2007 Form 8-K
(28)	Incorporated by reference to the exhibit filed with the Company's May 7, 2007 Form 8-K

*	Confidential treatment has been granted for certain portions of the exhibit
**	Constitutes a compensation plan or agreement under which executive officers may participate

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 18, 2008	By:	OLAF KARASCH Olaf Karasch, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer	March 18, 2008

BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 18, 2008

STEVEN H. PARKER (Steven H. Parker)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 18, 2008

JOHN BUCKLEY (John Buckley)	Director	March 18, 2008

W. CRAIG EPPERSON (W. Craig Epperson)	Director	March 18, 2008

DAVID HARTMAN (David Hartman)	Director	March 18, 2008

DOUG HARTMAN (Doug Hartman)	Director	March 18, 2008

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 18, 2008

CHIN YONG TAN (Chin Yong Tan)	Director	March 18, 2008

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 8.        Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and Subsidiaries ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 included in the accompanying Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP
Houston, Texas
March 17, 2008

TOR Minerals International, Inc. and Subsidiaries Consolidated Income Statements (In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
NET SALES	$27,961	$26,079	$32,669
Cost of sales	22,768	20,939	26,318
GROSS MARGIN	5,193	5,140	6,351
Technical services and research and development	245	239	376
Selling, general and administrative expenses	4,290	4,160	4,506
(Gain) loss on disposal of assets	(12)	1	(12)
OPERATING INCOME	670	740	1,481
OTHER INCOME (EXPENSES):
Interest income	18	17	10
Interest expense	(684)	(547)	(412)
Gain (loss) on foreign currency exchange rate	25	(135)	(125)
Other, net	-	20	-
INCOME BEFORE INCOME TAX	29	95	954
Income tax expense (benefit)	(42)	2	471
NET INCOME	$71	$93	$483
Less: Preferred Stock Dividends	60	60	60
Income Available to Common Shareholders	$11	$33	$423

Income per common share:
Basic	$0.00	$0.00	$0.05
Diluted	$0.00	$0.00	$0.05

Weighted average common shares outstanding:
Basic	7,849	7,836	7,812
Diluted	7,885	7,873	8,129

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (In thousands)

	Year Ended December 31,
	2007	2006	2005
NET INCOME	$71	$93	$483

OTHER COMPREHENSIVE INCOME (LOSS) , net of tax
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain (loss) arising during the period	(567)	695	(956)
Net gain (loss) reclassified to income	485	(507)	812
Currency translation adjustment, net of tax:
Net unrealized loss on revaluation of long-term intercompany balances	-	-	(405)
Net foreign currency translation adjustment gains (losses)	1,418	1,468	(66)
Other comprehensive income (loss), net of tax	1,336	1,656	(615)
COMPREHENSIVE INCOME (LOSS)	$1,407	$1,749	$(132)

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$376	$896
Trade accounts receivable, net	3,791	3,593
Inventories	11,392	10,949
Other current assets	578	555
Total current assets	16,137	15,993
PROPERTY, PLANT AND EQUIPMENT, net	20,421	20,034
GOODWILL	2,131	1,927
OTHER ASSETS	47	57
	$38,736	$38,011

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,992	$2,036
Accrued expenses	1,266	2,062
Notes payable under lines of credit	1,276	811
Current deferred tax liability	16	401
Current maturities - Capital Leases	80	65
Current maturities of long-term debt - Financial Institutions	4,207	580
Current maturities of long-term debt - Related Parties	-	400
Total current liabilities	8,837	6,355
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital Leases	213	254
Long-term debt - Financial Institutions	2,678	2,835
Notes payable under lines of credit	-	3,525
DEFERRED TAX LIABILITY	603	213
Total liabilities	12,331	13,182
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 12/31/07 and 12/31/06	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,869 and 7,839 shares issued and outstanding at 12/31/07 and at 12/31/06, respectively	1,967	1,960
Additional paid-in capital	22,874	22,652
Accumulated deficit	(2,589)	(2,600)
Accumulated other comprehensive (loss) income:
Unrealized gain (loss) on derivatives	(1)	81
Cumulative translation adjustment	4,152	2,734
Total shareholders' equity	26,405	24,829
	$38,736	$38,011
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity Years ended December 31, 2007, 2006 and 2005 (In thousands)

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2004	200	$2	7,784	$1,946	$22,047	$(3,056)	$1,774	$22,713

Exercise of stock options			43	11	60			71
Share based compensation expense					360			360
Dividends declared - Preferred						(60)		(60)
Net income						483		483
Cumulative translation adjustment							(471)	(471)
Net unrealized loss on foreign currency hedge							(144)	(144)
Balance at December 31, 2005	200	$2	7,827	$1,957	$22,467	$(2,633)	$1,159	$22,952

Exercise of stock options			12	3	22			25
Share based compensation expense					163			163
Dividends declared - Preferred						(60)		(60)
Net income						93		93
Cumulative translation adjustment							1,468	1,468
Net unrealized gain on foreign currency hedge							188	188
Balance at December 31, 2006	200	$2	7,839	$1,960	$22,652	$(2,600)	$2,815	$24,829

Exercise of stock options			30	8	50			58
Share based compensation expense					172			172
Dividends declared - Preferred						(60)		(60)
Net income						71		71
Cumulative translation adjustment							1,418	1,418
Net unrealized loss on foreign currency hedge							(82)	(82)
Balance at December 31, 2007	200	$2	7,869	$1,967	$22,874	$(2,589)	$4,151	$26,405

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$71	$93	$483
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,785	1,496	1,412
Share-based compensation	172	163	360
Gain on disposal of assets	(12)	-	(12)
Deferred income taxes	6	77	466
Provision for bad debts	-	11	27
Changes in working capital:
Trade accounts receivables	(49)	441	1,650
Inventories	61	(3,396)	(1,037)
Other current assets	(79)	(163)	140
Accounts payable and accrued expenses	(1,056)	382	(946)
Net cash provided by (used in) operating activities	899	(896)	2,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,037)	(759)	(2,585)
Proceeds from sales of property, plant and equipment	16	3	12
Other assets (restricted cash)	-	-	191
Net cash used in investing activities	(1,021)	(756)	(2,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	154	1,819	(303)
Net payments on export credit refinancing facility	-	-	(563)
Proceeds from capital lease	12	-	447
Payments on capital lease	(72)	(61)	(106)
Proceeds from long-term bank debt	1,057	241	2,207
Payments on long-term bank debt	(1,134)	(683)	(475)
Payments on related party long-term debt	(400)	(100)	-
Loan origination costs	11	(10)	(27)
Proceeds from the issuance of preferred stock, common stock and exercise of common stock options	57	25	71
Preferred stock dividends paid	(60)	(60)	(60)
Net cash provided by (used in) financing activities	(375)	1,171	1,191
Effect of exchange rate fluctuations on cash and cash equivalents	(23)	97	(413)
Net increase (decrease) in cash and cash equivalents	(520)	(384)	939
Cash and cash equivalents at beginning of year	896	1,280	341
Cash and cash equivalents at end of year	$376	$896	$1,280

Supplemental cash flow disclosures:
Interest paid	$684	$543	$412
Income taxes paid	$10	$15	$20
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

1.	Summary of Significant Accounting Policies

Business Description

TOR Minerals International, Inc. and Subsidiaries (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, catalysts and solid surface applications.  The Company's global headquarters and US manufacturing plant are located in Corpus Christi, Texas ("TOR US" or "US Operation").  The Asian Operation, TMM, is located in Ipoh, Malaysia, and the European Operation, TP&T, is located in Hattem, Netherlands.

Basis of Presentation and Use of Estimates

The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade, BV ("TP&T").  All significant intercompany transactions are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to US Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet.  As of December 31, 2007 and 2006, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $1,680,000 and $909,000, respectively.

TP&T's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to US Dollars (including long-term Intercompany investments which are considered part of the net-investment in TP&T) are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2007 and 2006, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $2,472,000 and $1,825,000, respectively.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2007 and 2006, the Company maintained a reserve for doubtful accounts of approximately $28,000.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method.  TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX, which accounted for approximately 53%, 58% and 43% of our sales for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Indefinite-lived Intangibles:

The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002.  Under the provisions of SFAS 142, the value of the Company's goodwill (with a carrying value approximately Euro 1,460,000 or $2,131,000 based on the exchange rate at December 31, 2007) is not subject to amortization but will be reviewed at least annually for impairment or more frequently if impairment indicators exist.  The Company completed its annual impairment test as of December 31, 2007, and concluded that there was no impairment of recorded goodwill, as the fair value of the reporting unit exceeded the carrying amount as of December 31, 2007.

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
December 31, 2007, 2006 and 2005

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

In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State's current franchise tax regime. The new legislation's effective date is January 1, 2007, which means that our first Texas margins tax ("TMT") return will not become due until May 15, 2008 and will be based on our 2007 operations. Although the TMT is imposed on an entity's gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax.  In accordance with the guidance provided in SFAS No. 109, we have determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The fair value of all outstanding derivative instruments are recorded on the Consolidated Balance Sheet in other current assets and current liabilities.  Derivatives are held as part of a formally documented risk management (hedging) program.  All derivatives are straightforward and are held for purposes other than trading.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  Changes in the fair value of derivatives are recorded in current earnings along with the change in fair value of the underlying hedged item if the derivative is designated as a fair value hedge or in other comprehensive income if the derivative is designated as a cash flow hedge.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  The Company has utilized natural gas forward contracts to hedge a portion of its US Operations natural gas needs and has utilized foreign currency forward contracts at both the US and Asian Operations to hedge a portion of its foreign currency risk.  (See Note 14 to the "Notes to the Consolidated Financial Statements" on page F-29).

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Inventory Costs

On January 1, 2006, the Company adopted SFAS 151, Inventory Costs - An amendment to ARB No. 43, Chapter 4.  SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead.  Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities.  Because the Company has historically expensed the abnormal amounts of idle facility expense, freight, handling costs and spoilage, adoption of SFAS 151 did not materially impact the Company's consolidated financial position or results of operations.

Accounting Changes and Error Corrections

On January 1, 2006, the Company adopted SFAS 154, Accounting Changes and Error Corrections.  Statement 154 replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements, and changes the requirement for the accounting for and reporting of a change in accounting principle.  This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The adoption of SFAS 154 did not materially impact the Company's consolidated financial position and results of operations.

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

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in depreciation method is accounted for prospectively.  The effect on income from continuing operations will be a reduction of approximately $175,000 (642,000RM) annually.  The effect on net income will be a reduction of approximately $125,000 (443,000RM) annually.  For the twelve-month period ended December 31, 2006, the effect on net income was a reduction of approximately $62,000 (220,000RM).

Uncertainty in Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's consolidated financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for consolidated financial statement disclosure of tax positions taken or expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws. As of January 1, 2007, the Company did not have any unrecognized tax benefits and there was no change during the twelve-month period ended December 31, 2007.

We did not recognize any interest and penalties in our consolidated financial statements as a result of the adoption of FIN 48. If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

We are subject to taxation in the United States, Malaysia and The Netherlands. Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2004 through December 31, 2007.  Our state returns, which are filed in Texas and Michigan, are subject to examination for the tax years ended December 31, 2004 through December 31, 2007.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ended December 31, 2002 through December 31, 2007.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Effects of Prior Year Misstatements

On January 1, 2007, the Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  The adoption of SAB 108 did not materially impact the Company's consolidated financial position and results of operations.

Recent Accounting and Regulatory Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  The FASB announced a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities.  In February, 2008, FASB issued FASB staff Position No. FAS 157-2.  This FSP defers the effective date of Statement 157 for non-financial liabilities on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

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

Statement 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year.  However, in order for a company to early adopt Statement 159, it must also early adopt all of the provisions of FASB Statement No. 157, Fair Value Measurements.  We do not believe the adoption of SFAS 159 will have a material impact on our consolidated financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) Business Combinations and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, which are effective for fiscal years beginning after December 15, 2008.  These new standards represent the completion of the FASB's first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements.  We will adopt these standards at the beginning of our 2009 fiscal year.  The effect of adoption will generally be prospectively applied to transactions completed after the end of our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing noncontrolling interests will be retrospectively applied to all prior-period financial information presented.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

SFAS No 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets.  Because this standard is generally applied prospectively, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2008.  Management is currently evaluating the impact of adopting SFAS 141(R) on the Company's consolidated financial statements.  We currently believe the adoption of SFAS 141(R) will not have a material impact on our consolidated financial position, cash flows or results of operations.

Under SFAS No. 160, consolidated financial statements will be presented as if the parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity.  As a result, the investment in the noncontrolling interest, previously recorded on the balance sheet between liabilities and equity (the "mezzanine"), will be reported as equity in the parent company's consolidated financial statements, subsequent to the adoption of SFAS No. 160.  Furthermore, consolidated financials statements will include 100% of a controlled subsidiary's earnings, rather than only the parent company's share.  Lastly, transactions between the parent company and noncontrolling interests will be reported in equity as transactions between shareholders, provided these transactions do not create a change in control.  Previously, acquisitions of additional interests in a controlled subsidiary generally resulted in remeasurement of assets and liabilities acquired; dispositions of interests generally resulted in a gain or loss.

Management is currently evaluating the impact of adopting SFAS No. 160 on the Company's consolidated financial statements.  Presently, there are no significant noncontrolling interests in any of the Company's consolidated subsidiaries.  Therefore, we currently believe that the impact of SFAS No. 160, if any, will primarily depend on the materiality of noncontrolling interests arising in future transactions to which the financial statement presentation and disclosure provisions of SFAS No. 160 will apply.

2.	Related Party Transactions

The Company entered into a loan and security agreement on December 12, 2003, with the Company's Chairman of the Board, Bernard Paulson, a 15.9% shareholder, through Paulson Ranch, Ltd.  Under the Agreement, Paulson Ranch made a loan to us in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate".  The loan, which is subordinate to Bank of America, N.A., is secured by our assets.  Accrued interest is paid monthly.  The principal balance outstanding at December 31, 2006 was $400,000.  The loan proceeds were used for working capital.  The Company paid the outstanding principal balance of $400,000 and accrued interest to Paulson Ranch, Ltd., on March 15, 2007.

3.	Series A 6% Convertible Preferred Stock Dividend

On December 6, 2007, the Company declared a dividend, in the amount of $15,000, for the quarterly period ended December 31, 2007, payable on January 1, 2008, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2007.  The Company declared total dividends of $60,000 in both 2007 and 2006 on the Series A Convertible Preferred Stock.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

4.	Long-Term Debt and Notes Payable
(In thousands)	December 31,
	2007	2006
Other indebtedness, note payable to Paulson Ranch, a related party, paid off on March 15, 2007	$-	$400
Fixed rate term note payable to a US bank, paid off May 1, 2007.	-	100
Term note payable to a US bank, with an interest rate of 7.25% at December 31, 2007, due November 30, 2010.	723	870
Term note payable to a US bank, with an interest rate of 7.25% at December 31, 2007, due May 1, 2012	441	-
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at December 31, 2007, due June 1, 2009. (203 Euro)	296	446
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at December 31, 2007, due July 1, 2029. (420 Euro)	614	580
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at December 31, 2007, due January 31, 2030. (417 Euro)	608	575
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at December 31, 2007, due July 31, 2015. (383 Euro)	560	572
US Dollar term note payable to a Malaysian bank, with an interest rate of 5.8% at December 31, 2007, due June 30, 2010	343	272
Revolving line of credit, payable to a US bank, with an interest rate of bank prime, 7.25% at December 31, 2007, due October 1, 2008.	3,300	3,525
Total	6,885	7,340
Less current maturities	4,207	980
Total long-term debt and notes payable	$2,678	$6,360

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

US Bank Credit Facility and Term Loans

We amended and restated our previous loan agreement with Bank of America, N.A. (the "Bank") on November 29, 2006.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the "Line") from October 1, 2007 to October 1, 2008.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At December 31, 2007 and 2006, the outstanding balance on the Line was $3,300,000 and 3,525,000, respectively, and we had $305,000 and $412,000, respectively, available on that date based on eligible accounts receivable and inventory borrowing limitations.

On February 28, 2007, we amended our current loan agreement with the Bank.  Under the terms of the amendment, the Bank revised the basis for determining the "Borrowing Base" and "Eligible Inventory" to the following:  "Borrowing Base" means the sum of 80% of Borrower's Eligible Accounts Receivable plus the lesser of (x) 50% of Borrower's Eligible Inventory or (y) $3,500,000.  The amended definition of "Eligible Inventory" for purposes of determining the borrowing base under the Company's line of credit with the Bank expands the definition of Eligible Inventory to now permit Synthetic Rutile to be included in the borrowing base for ascertaining the amount of permitted borrowings by the Company, provided that it has been purchased by the Company and is in transit from TOR Minerals Malaysia, a wholly-owned subsidiary of the Company, to the Company's facility at Corpus Christi, Texas, is fully insured on terms acceptable to the lender and is evidenced by bills of lading and other documents acceptable to the Bank.  The value of all Qualified Synthetic Rutile shall not exceed $3,000,000 for purposes of this calculation.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Our existing fixed rate term loan with the Bank, which had an outstanding balance of $100,000 at December 31, 2006, was paid off on May 1, 2007.

On December 13, 2005 we entered into a real estate term loan (the "Loan") with the Bank, in the amount of $1,029,000.  The Loan is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank's Prime Rate (currently 7.25%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the "final payment" of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at December 31, 2007 and 2006, was $723,000 and $870,000, respectively.

On May 7, 2007, we amended our current loan agreement with the Bank.  Under the terms of the fourth amendment, we entered into a term loan (the "Term Loan") with the bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank's Prime Rate (currently 7.25%), is due and payable monthly.  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at December 31, 2007, was $441,000.

In addition, the fourth amendment changed the existing covenant requiring the Company to maintain a positive net income after tax on a rolling four quarter basis to the following:  "Beginning January 1, 2007, Borrower agrees that it will maintain a positive net income after taxes, on a consolidated basis, including foreign subsidiaries and properties and excluding only events resulting from required changes in GAAP accounting treatment of intangibles or similar events beyond the control of the Borrower, when determined for the following periods:  (i) the three-month period ending March 31, 2007; (ii) the six-month period ending June 30, 2007; (iii) the nine-month period ending September 30, 2007, and (iv) the twelve-month period ending December 31, 2007, and as of each March 31, June 30, September 30, and December 31, thereafter, for the preceding twelve-month period ended on such date."  The effect of this amendment is to exclude the impact of the loss experienced by the Company in the fourth quarter of 2006 from the determination of the positive net income.

The Agreement contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations.  The Agreement also requires us to notify the Bank upon the occurrence of a "material adverse event", which among other items, is considered to be an event that may adversely affect our consolidated financial condition, business, properties, operations, the Bank's collateral or the Bank's ability to enforce its rights under the Agreement.

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

  Debt to Net Worth Ratio - Required to be less than or equal to 2.0 to 1.0.  At December 31, 2007, the Company's Debt to Net Worth Ratio was 0.3 to 1.0.
  Current Ratio - Required to be at least 1.1 to 1.0.  At December 31, 2007, the Company's Current Ratio was 1.8 to 1.0.
  Fixed Charge Coverage Ratio - Required to be at least 1.25 to 1.0.  For the four quarters ended December 31, 2007, the Company's Fixed Charge Coverage Ratio was 1.8 to 1.0.
  Maintain a consolidated after tax profit for the twelve-month period ended December 31, 2007.

As of and for the four quarters ended December 31, 2007 and 2006, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond December 31, 2007.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility ("Credit Facility") with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T's line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 8.05%), will mature on December 31, 2009 and is secured by TP&T's accounts receivable and inventory.  At December 31, 2007 and 2006, TP&T had utilized Euro 874,000 and Euro 614,000, respectively ($1,276,000 and $811,000, respectively) of its short-term credit facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T's credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TP&T's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($16,447).  The loan balance at December 31, 2007 and 2006 was Euro 203,000 and Euro 338,000, respectively ($296,000 and $446,000, respectively).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,359).  The loan balance at December 31, 2007 and 2006 was Euro 420,000 and Euro 440,000, respectively ($614,000 and $580,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T's existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,286).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at December 31, 2007 and 2006 was Euro 417,000 and Euro 436,000, respectively ($608,000 and $575,000, respectively).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($6,083).  The loan is secured by TP&T's assets.  The loan balance at December 31, 2007 and 2006 was Euro 383,000 and Euro 433,000, respectively ($560,000 and $572,000, respectively).

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
December 31, 2007, 2006 and 2005

Malaysian Bank Credit Facility and Term Loan

On September 14, 2005, the Company's subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC").  The amendment increased the Bankers Acceptance from Malaysian Ringgits ("RM") 500,000 ($150,000) to RM 3,780,000 ($1,134,000) and added a US Dollar term loan ("USD Loan") in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 100% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on March 31, 2008 the loan amount will be adjusted to what has been funded.

The balance on the USD Loan was $343,000 and $272,000 at December 31, 2007 and 2006, respectively.  Monthly interest payments began in December 2005.  The interest rate at December 31, 2007 was 5.8%.  Monthly principal payments began on August 26, 2007 and will continue through June 30, 2010.

TMM renewed its banking facility with HSBC on October 30, 2007, for the purpose of extending the maturity date of the current facility from October 31, 2007, to October 31, 2008.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($150,000), a bank guarantee of RM 300,000 ($90,000) and an ECR up to RM 8,000,000 ($2,400000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers' and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad ("RHB") for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility, which TMM is currently renegotiating, provides for an overdraft line of credit up to RM 1,000,000 ($300,000) and an ECR up to RM 9,300,000 ($2,790,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($300,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,500,000 to $7,500,000) to be used for hedging purposes against TMM's sales based in currencies other than the RM.
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers' and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At December 31, 2007 and 2006, TMM was not utilizing their overdraft or their ECR facilities.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Liquidity

Management believes that it has adequate liquidity for fiscal year 2008 and expects to maintain compliance with all financial covenants throughout 2008.

The following is a summary of maturities of long-term debt (in thousands) as of December 31, 2007 (Euro and Ringgit maturities based on the December 31, 2007 exchange rate):

Years Ending December 31,
2008	$4,205
2009	484
2010	657
2011	228
2012	169
Thereafter	1,142
Total	$6,885
5.	Capital Lease

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at December 31, 2007 was approximately Euro 78,000 ($114,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($7,651).  The net present value of the lease at December 31, 2007 was Euro 192,000 ($281,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2007 was not significant.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease term is 36 months with equal monthly installments of $367.  The net present value of the lease at December 31, 2007 was $12,000.

The following table sets forth the minimum future lease payments (in thousands) under these leases as of December 31, 2007:

Year Ending December 31,	Amount
2008	$96
2009	96
2010	96
2011	38
Total minimum lease payments	326
Less: Amount representing executory costs	-
Net minimum lease payments	326
Less: Amount representing interest	(33)
Present value of net minimum lease payments	293
Less: Current maturities of capital lease obligations	(80)
Long-term capital lease obligations	$213

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

6.	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2007	2006
Raw materials	$6,552	$6,404
Work in progress	751	703
Finished goods	3,540	3,259
Supplies	573	583
Total Inventories	11,416	10,949
Inventory reserve	(24)	-
Net Inventories	$11,392	$10,949

Inventory is stated at the lower of cost or market, including adjustments for inventory expected to be sold below cost as a result of damage, deterioration, obsolescence or pricing factors.  At December 31, 2007, the Company maintained a reserve of $24,000 for inventory obsolescence.  No reserve was deemed necessary at December 31, 2006.

7.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2007	2006
Land and office buildings	39 years	$3,562	$3,211
Production facilities	10 - 20 years	6,603	6,288
Machinery and equipment	3 - 15 years	27,195	24,811
Furniture and fixtures	3 - 20 years	1,226	1,102
Total		38,586	35,412
Less accumulated depreciation		(18,536)	(16,303)
Property, plant and equipment, net		20,050	19,109
Construction in progress		371	205
Assets not yet placed in service		-	720
		$20,421	$20,034

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ended December 31, 2007, 2006 and 2005 were $1,785,000, $1,496,000 and $1,412,000, respectively.

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

In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change in depreciation method is accounted for prospectively.  The effect on income from continuing operations will be a reduction of approximately $175,000 (642,000RM) annually.  The effect on net income will be a reduction of approximately $125,000 (443,000RM) annually.  For the twelve-month period ended December 31, 2006, the effect on net income was a reduction of approximately $62,000 (220,000RM).

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

For the twelve-month period ended December 31, 2007, the US operation received approximately 15% of its total third party sales revenue from a single customer.  The European operation received approximately 20% of its total third party sales revenue from a single customer and the Asian operation received approximately 28% and 13% of its total third party sales revenue from two customers, respectively.  No single customer represented 10% or more of the 2007 total consolidated sales.

For the twelve-month period ended December 31, 2006, no single customer represented 10% or more of the total sales revenue of the US operation.  The European operation received approximately 18% of its total third party sales revenue from a single customer and the Asian operation received approximately 33% and 11% of its total third party sales revenue from two customers, respectively.  No single customer represented 10% or more of the 2006 total consolidated sales.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of SR, HITOX and ALUPREM.

The Company's principal product, HITOX, accounted for approximately 53%, 58% and 43% of net consolidated sales in 2007 , 2006 and 2005, respectively.

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the US represented 58%, 60% and 63% for the years ended December 31, 2007, 2006 and 2005, respectively.

No individual foreign country accounted for 10% or more of foreign sales in either 2007 or 2006.  In 2005, sales in the Netherlands accounted for 12% of our total sales and 32% of our foreign sales.  No other individual foreign country accounted for 10% or more of the foreign sales in 2005.

Approximately 49% of the Company's employees are represented by an in-house collective bargaining agreement.

A summary of the Company's manufacturing operations by geographic area is presented below:

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2007
Net Sales:
Customer sales	$18,290	$6,274	$3,397	$-	$27,961
Inter-company sales	53	2,037	4,594	(6,684)	-
Total Net Sales	$18,343	$8,311	$7,991	$(6,684)	$27,961
Share based compensation expense	$172	$-	$-	$-	$172
Depreciation	$641	$513	$631	$-	$1,785
Interest income	$-	$-	$18	$-	$18
Interest expense	$441	$239	$4	$-	$684
Income tax expense (benefit)	$10	$105	$(157)	$-	$(42)
Location profit (loss)	$111	$285	$(374)	$49	$71
Goodwill	$-	$2,131	$-	$-	$2,131
Capital expenditures	$442	$354	$241	$-	$1,037
Location long-lived assets	$5,045	$7,320	$8,056	$-	$20,421
Location assets	$12,158	$11,718	$14,860	$-	$38,736

December 31, 2006
Net Sales:
Customer sales	$17,868	$4,757	$3,454	$-	$26,079
Inter-company sales	-	1,276	6,821	(8,097)	-
Total Net Sales	$17,868	$6,033	$10,275	$(8,097)	$26,079
Share based compensation expense	$163	$-	$-	$-	$163
Depreciation	$577	$437	$482	$-	$1,496
Interest income	$-	$-	$17	$-	$17
Interest expense	$364	$182	$1	$-	$547
Income tax expense (benefit)	$10	$(106)	$98	$-	$2
Location profit (loss)	$(42)	$(295)	$307	$123	$93
Goodwill	$-	$1,927	$-	$-	$1,927
Capital expenditures	$316	$42	$401	$-	$759
Location long-lived assets	$5,249	$6,791	$7,994	$-	$20,034
Location assets	$12,897	$10,416	$14,698	$-	$38,011

December 31, 2005
Net Sales:
Customer sales	$22,896	$3,438	$6,335	$-	$32,669
Inter-company sales	10	5,326	3,664	(9,000)	-
Total Net Sales	$22,906	$8,764	$9,999	$(9,000)	$32,669
Share based compensation expense	$360	$-	$-	$-	$360
Depreciation	$622	$386	$404	$-	$1,412
Interest income	$-	$-	$10	$-	$10
Interest expense	$237	$164	$11	$-	$412
Income tax expense	$5	$130	$336	$-	$471
Location profit (loss)	$(740)	$399	$575	$249	$483
Goodwill	$-	$1,729	$-	$-	$1,729
Capital expenditures	$687	$1,718	$180	$-	$2,585
Location long-lived assets	$5,512	$6,468	$7,555	$-	$19,535
Location assets	$11,907	$9,538	$12,590	$-	$34,035

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

9.	Quarterly Data (Unaudited)
	2007
(In thousands, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$7,153	$7,281	$7,558	$5,969	$27,961
Cost of sales	5,751	5,906	6,082	5,029	22,768
GROSS MARGIN	1,402	1,375	1,476	940	5,193
Technical services and research and development	62	56	65	62	245
Selling, general and administrative expenses	1,143	1,078	1,055	1,014	4,290
Loss on disposal of assets	-	-	-	(12)	(12)
OPERATING INCOME (LOSS)	197	241	356	(124)	670
OTHER INCOME (EXPENSES):
Interest income	1	2	8	7	18
Interest expense	(159)	(180)	(179)	(166)	(684)
Gain (loss) on foreign currency exchange rate	5	46	(35)	9	25
INCOME (LOSS) BEFORE INCOME TAX	44	109	150	(274)	29
Income tax expense (benefit)	5	27	(15)	(59)	(42)
NET INCOME (LOSS)	$39	$82	$165	$(215)	$71
Less: Preferred Stock Dividends	15	15	15	15	60
Income (Loss) Available to Common Shareholders	$24	$67	$150	$(230)	$11

Income (loss) per common share:
Basic	$0.00	$0.01	$0.02	$(0.03)	$0.00
Diluted	$0.00	$0.01	$0.02	$(0.03)	$0.00

Weighted average common shares outstanding:
Basic	7,839	7,839	7,844	7,849	7,849
Diluted	7,915	7,937	7,844	7,849	7,885

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$7,185	$6,541	$6,998	$5,355	$26,079
Cost of sales	5,630	5,002	5,760	4,547	20,939
GROSS MARGIN	1,555	1,539	1,238	808	5,140
Technical services and research and development	85	53	47	54	239
Selling, general and administrative expenses	1,091	1,113	1,028	928	4,160
Gain on disposal of assets	-	-	-	1	1
OPERATING INCOME (LOSS)	379	373	163	(175)	740
OTHER INCOME (EXPENSE):
Interest income	4	7	4	2	17
Interest expense	(122)	(135)	(142)	(148)	(547)
Loss on foreign currency exchange rate	(11)	(20)	(23)	(81)	(135)
Other, net	-	-	-	20	20
INCOME (LOSS) BEFORE INCOME TAX	250	225	2	(382)	95
Income tax expense (benefit)	50	88	(14)	(122)	2
NET INCOME (LOSS)	$200	$137	$16	$(260)	$93
Less: Preferred Stock Dividends	15	15	15	15	60
Income (Loss) Available to Common Shareholders	$185	$122	$1	$(275)	$33

Income (loss) per common share:
Basic	$0.02	$0.02	$0.00	$(0.04)	$0.00
Diluted	$0.02	$0.02	$0.00	$(0.04)	$0.00

Weighted average common shares outstanding:
Basic	7,829	7,837	7,837	7,839	7,836
Diluted	7,920	7,876	7,864	7,839	7,873

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

10.	Calculation of Basic and Diluted Earnings per Share
(in thousands, except per share amounts)	Year Ended December 31,
	2007	2006	2005
Numerator:
Net Income	$71	$93	$483
Preferred Stock Dividends	(60)	(60)	(60)
Numerator for basic earnings per share - income available to common shareholders	11	33	423
Effect of dilutive securities:	-	-	-
Numerator for diluted earnings per share - income available to common shareholders after assumed conversions	$11	$33	$423

Denominator:
Denominator for basic earnings per share - weighted-average shares	7,849	7,836	7,812
Effect of dilutive securities:
Employee stock options	36	37	317
Dilutive potential common shares	36	37	317
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,885	7,873	8,129

Basic earnings per common share:
Net Income	$0.00	$0.00	$0.05

Diluted earnings per common share:
Net Income	$0.00	$0.00	$0.05

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares issuable upon conversion of the 200,000 convertible preferred shares for the years ended December 31, 2007, 2006 and 2005.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

For the twelve-month periods ended December 31, 2007, 2006 and 2005, stock options excluded from diluted earnings per share were 295,700, 614,000 and 203,300, respectively.  The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

11.	Income Taxes

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Our US operations had net deferred tax assets of $3,670,000 that were fully reserved by the valuation allowance due to uncertainties as to the Company's ability to utilize the net deferred tax asset.

At December 31, 2007, 2006 and 2005, we had federal net operating loss ("NOL") carryforwards of approximately $12,256,000, $13,283,000 and $13,058,000, respectively, and foreign NOL carryforwards at TMM of approximately $4,228,000, $3,732,000 and $4,082,000, respectively, and at TP&T, approximately $1,827,000, $3,379,000 and $2,275,000, respectively.  Approximately $9,500,000 of the US NOL carryforward will expire in 2009 and the balance will expire from 2018 to 2026.  The foreign NOL carryforwards do not have an expiration date.

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

Components of Pretax Income (Loss)	Year Ended December 31,
(In thousands)	2007	2006	2005
Domestic	$121	$(31)	$(734)
Foreign	(92)	126	1,688
Pretax income	$29	$95	$954
Components of Income Tax Expense	Year Ended December 31,
	2007			2006			2005
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$-	$-	$-	$-	$-	$-	$-	$-
State	10	-	10	10	-	10	5	-	5
Foreign	5	(57)	(52)	-	(8)	(8)	-	466	466
Total Income Tax	$15	$(57)	$(42)	$10	$(8)	$2	$5	$466	$471

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory US federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Year Ended December 31,
(In thousands)	2007	2006	2005
Expense computed at statutory rate	$10	$32	$324
Change in valuation allowance - Domestic	(102)	(77)	144
Change in valuation allowance - Foreign	-	-	(16)
Effect of items deductible for book not tax, net
Option compensation	54	55	95
Other	11	(1)	11
Effect of foreign tax rate differential	(26)	(17)	(92)
State income taxes, net of Federal benefit	7	7	3
Other, net	4	3	2
	$(42)	$2	$471

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Significant Components of Deferred Taxes	Year Ended December 31,
(In thousands)	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards - Domestic	$4,162	$4,516
Net operating loss carryforwards - Foreign	1,607	1,907
PP&E - Foreign	11	-
Intercompany profit	15	35
Alternative minimum tax credit carryforwards	65	65
Domestic reserves	2	2
Other deferred assets	25	30
	5,887	6,555
Valuation allowance	(3,670)	(3,986)
Total deferred tax assets	$2,217	$2,569

Deferred Tax Liabilities:
PP&E - Domestic	568	572
PP&E - Foreign	1,688	1,724
Goodwill - Foreign	543	444
Unrealized gain on derivatives	23	23
Unrealized foreign currency gains - Foreign	7	369
Other	7	51
Total deferred tax liabilities	2,836	3,183
Net deferred tax liability	$(619)	$(614)

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

12.	Stock Options

The Company's 1990 Incentive Stock Option Plan ("ISO") for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000.  At December 31, 2007, the 1990 Plan had 22,200 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders' meeting on May 14, 2004, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At December 31, 2007, the Plan had 857,100 options outstanding, 129,089 exercised and 63,811 available for future issuance.

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

For the twelve-month periods ended December 31, 2007, 2006 and 2005, the Company recorded $172,000, $163,000 and $360,000, respectively, in stock-based employee compensation expense.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated income statements.

The Company granted 242,500, 96,200 and 99,800 options during the twelve-month periods ended December 31, 2007, 2006 and 2005, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2007, 2006 and 2005 was $1.81, $1.52 and $4.05, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.37%	5.03%	3.87%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.73	0.83	0.81
Expected term (in years)	7.00	6.71	5.00

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at 12/31/2004	1,118,150	859,950	$2.76	$0.92	-	$5.41
Granted	-	99,800	$6.00	$5.02	-	$6.11
Exercised	(43,200)	(43,200)	$1.66	$0.92	-	$4.12
Forfeited or expired	-	(8,900)	$4.61	$4.43	-	$5.75
Balances at 12/31/2005	1,074,950	907,650	$3.16	$0.92	-	$6.11
Granted	-	96,200	$2.10	$1.86	-	$2.76
Exercised	(11,750)	(11,750)	$2.01	$1.19	-	$2.13
Forfeited or expired	(42,500)	(206,900)	$4.84	$1.19	-	$6.11
Balances at 12/31/2006	1,020,700	785,200	$2.60	$0.92	-	$6.11
Granted	-	242,500	$2.52	$2.10	-	$2.84
Exercised	(30,389)	(30,389)	$1.87	$1.53	-	$2.21
Forfeited or expired	(47,200)	(118,011)	$3.76	$1.25	-	$5.02
Balances at 12/31/2007	943,111	879,300	$2.60	$0.92	-	$6.11

The number of options exercisable at December 31, 2007, 2006 and 2005 was 565,980, 597,160 and 591,790, respectively.  The weighted-average remaining contractual life of those options is 6.7 years.  Exercise prices on options outstanding at December 31, 2007, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding
2007	2006	2005	Range of Exercise Prices
74,100	92,900	95,150	$ 0.92 - $ 1.99
686,900	548,400	502,700	$ 2.00 - $ 2.99
600	600	4,000	$ 3.00 - $ 3.99
70,500	95,500	105,500	$ 4.00 - $ 4.99
20,200	20,800	123,300	$ 5.00 - $ 5.99
27,000	27,000	77,000	$ 6.00 - $ 6.11
879,300	785,200	907,650

As of December 31, 2007, there was $398,000 of total option compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.3 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

13.	Profit Sharing Plan

The Company has a profit sharing plan that covers the US employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2007, 2006 and 2005, there were no contributions to the plan.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

The Company also offers a 401(k) on US employees savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2007, 2006 and 2005 were approximately $63,000, $67,000 and $88,000, respectively.

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

At December 31, 2007 and 2006, there were no natural gas hedge contracts outstanding.

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

At December 31, 2007, we marked the contracts to market, recording a net loss of approximately $1,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at December 31, 2007.  The recognition of this net loss had no effect on our cash flow.  At December 31, 2006, we marked the contracts to market, recording a net gain of approximately $81,000 as a component of "Other Comprehensive Income" and as a current asset on the balance sheet at December 31, 2006.  The recognition of this net gain had no effect on our cash flow.

In addition, we had foreign currency contracts not designated as hedges.  At December 31, 2007, we marked these contracts to market, recording a net gain of approximately $23,000 as a component of net income and as a current asset on the balance sheet at December 31, 2007.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

Equipment Lease

The Company entered into a master lease agreement (the "Master Lease") with Bank of America Leasing & Capital, LLC ("BALC") dated August 9, 2004, effective August 13, 2004, for equipment related to the HITOX plant expansion.  The latest date for any funding under the Master Lease was December 31, 2004.  At the end of the lease term, we can either:  1) return the equipment; 2) extend the lease for a period to be agreed upon by the Company and BALC for an amount equal to the equipment's fair market rental value as determined by BALC; or 3) purchase the equipment at the then fair market value of the equipment.

On September 29, 2004, the Company entered into the first lease agreement schedule ("Schedule #1") under the Master Lease with BALC.  The amount of the lease, $694,205, has a term of 84 months with equal installments of $8,792 per month.  The Company has elected to exercise the early buyout option contained in Schedule #1 and will purchase the equipment after the payment of the 72nd installment for $172,302.

On December 21, 2004, the Company entered into the second lease agreement schedule ("Schedule #2") under the Master Lease with BALC.  The amount of the lease, $246,808, has a term of 84 months with equal installments of $3,132 per month.  The Company has elected to exercise the early buyout option contained in Schedule #2 and will purchase the equipment after the payment of the 72nd installment for $64,392.

On July 8, 2005, the Company entered into the third lease agreement schedule ("Schedule #3") under the Master Lease with BALC.  The amount of the lease, $251,981, has a term of 78 months with equal installments of $3,903 per month.  The Company has elected to exercise the early buyout option contained in Schedule #3 and will purchase the equipment after the payment of the 66th installment for $49,287.

On July 17, 2006, the Company entered into the fourth lease agreement schedule ("Schedule #4") under the Master Lease with BALC.  The amount of the lease, $91,480, has a term of 60 months with equal installments of $1,649 per month.  The Company has elected to exercise the early buyout option contained in Schedule #4 and will purchase the equipment after the payment of the 48th installment for $31,295.

On December 29, 2006, the Company entered into the fifth lease agreement schedule ("Schedule #5") under the Master Lease with BALC.  The amount of the lease, $177,353, has a term of 60 months with equal installments of $2,962 per month.  The Company has elected to exercise the early buyout option contained in Schedule #5 and will purchase the equipment after the payment of the 48th installment for $67,926.

Minimum future rental payments under these and other immaterial leases as of December 31, 2007 are as follows:

Years Ending December 31,
(In thousands)
2008	$319
2009	313
2010	658
2011	62
2012	54
Thereafter	786
Total minimum lease payments	$2,192

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

Rent expense under these leases was $338,000, $302,000 and $277,000 for the years ended 2007, 2006 and 2005, respectively.

Contingencies

There are claims arising in the normal course of business that are pending against the Company.  While it is not feasible to predict or determine the outcome of any case, it is the opinion of management that the ultimate dispositions will have no material effect on the financial statements of the Company.

The Company believes that it is in compliance with all applicable federal, state and local laws and regulations relating to the discharge of substances into the environment, and it does not expect that any material expenditure for environmental control facilities will be necessary in order to continue such compliance.

16.	Significant Customers

For the year ended December 31, 2005, sales to the Engelhard Corporation through a one year agreement and Tronox through a multi-year contract accounted for approximately 20% and 11%, respectively of our total revenues in 2005.  No single customer accounted for 10% or more of our total revenues in 2007 or 2006.

17.	Foreign Customer Sales

Revenues from sales to customers located outside the US for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Canada, Mexico & South/Central America	$2,966	$3,362	$2,688
Pacific Rim	2,273	1,702	1,820
Europe, Africa & Middle East	6,485	5,460	7,524
Total Sales	$11,724	$10,524	$12,032
18.	Sales by Product

Revenues from sales by product for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

Product	2007		2006		2005
HITOX	$14,746	53%	$15,091	58%	$13,996	43%
ALUPREM	8,493	30%	6,201	24%	10,599	32%
SR	12	<1%	11	<1%	3,722	11%
BARTEX	3,215	11%	3,114	12%	2,804	9%
HALTEX	996	4%	924	3%	861	3%
OTHER	499	2%	738	3%	687	2%
Total	$27,961	100%	$26,079	100%	$32,669	100%