Form 10-Q
period 2008-03-31
TOR MINERALS INTERNATIONAL INC
filed 2008-05-15
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 OR
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

Large Accelerated Filer [__]	Accelerated Filer [__]	Non-accelerated Filer [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]	No [ X ]
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value	Shares Outstanding as of April 30, 2008 7,878,492

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

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
NET SALES	$6,746	$7,153
Cost of sales	6,086	5,751
GROSS MARGIN	660	1,402
Technical services and research and development	66	62
Selling, general and administrative expenses	1,075	1,143
Gain on disposal of assets	(2)	-
OPERATING INCOME (LOSS)	(479)	197
OTHER INCOME (EXPENSE):
Interest income	1	1
Interest expense	(144)	(159)
Gain on foreign currency exchange rate	1	5
Other, net	1	-
INCOME (LOSS) BEFORE INCOME TAX	(620)	44
Income tax expense (benefit)	(31)	5
NET INCOME (LOSS)	$(589)	$39
Less: Preferred Stock Dividends	15	15
Income (Loss) Available to Common Shareholders	$(604)	$24

Income (loss) per common share:
Basic	$(0.08)	$0.00
Diluted	$(0.08)	$0.00
Weighted average common shares outstanding:
Basic	7,871	7,839
Diluted	7,871	7,915

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)

	Three Months Ended March 31,
	2008	2007
NET INCOME (LOSS)	$(589)	$39
OTHER COMPREHENSIVE INCOME, net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain arising during the period	-	-
Net gain reclassified to income	1	-
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain	1,106	331
Other comprehensive income, net of tax	1,107	331
COMPREHENSIVE INCOME	$518	$370

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$354	$376
Trade accounts receivable, net	4,581	3,791
Inventories, net	9,782	11,392
Other current assets	845	578
TOTAL CURRENT ASSETS	15,562	16,137
PROPERTY, PLANT AND EQUIPMENT, net	21,824	20,421
GOODWILL	2,303	2,131
OTHER ASSETS	46	47
TOTAL ASSETS	$39,735	$38,736

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,683	$1,992
Accrued expenses	1,228	1,266
Notes payable under lines of credit	1,485	1,276
Export credit refinancing facility	447	-
Current deferred tax liability	16	16
Current maturities - Capital leases	93	80
Current maturities of long-term debt – Financial Institutions	3,804	4,207
TOTAL CURRENT LIABILITIES	8,756	8,837
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	229	213
Long-term debt – Financial Institutions	3,200	2,678
Deferred Tax Liability	597	603
TOTAL LIABILITIES	12,782	12,331
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 3/31/08 and 12/31/07	2	2
Common stock $.25 par value: authorized, 10,000 shares; 7,878 and 7,869 shares issued and outstanding at 3/31/08 and at 12/31/07, respectively	1,969	1,967
Additional paid-in capital	22,917	22,874
Accumulated deficit	(3,193)	(2,589)
Accumulated other comprehensive income:
Unrealized gain on derivatives	-	(1)
Cumulative translation adjustment	5,258	4,152
Total shareholders' equity	26,953	26,405
	$39,735	$38,736
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(589)	$39
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	481	385
Non-cash compensation - Stock Options	34	30
Gain on sale/disposal of property, plant and equipment	(2)	-
Deferred income taxes	(6)	8
Provision for bad debt	1	-
Changes in working capital:
Receivables	(655)	(719)
Inventories	1,901	(96)
Other current assets	(247)	(458)
Accounts payable and accrued expenses	(469)	(107)
Net cash provided by (used in) operating activities	449	(918)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(978)	(68)
Proceeds from sales of property, plant and equipment	3	-
Net cash used in investing activities	(975)	(68)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds / (payments) from lines of credit	(345)	1,033
Net proceeds from export credit refinancing facility	447	-
Net proceeds / (payments) on capital lease	5	(16)
Proceeds from long-term bank debt	1,973	74
Payments on long-term bank debt	(1,582)	(168)
Payments on related party long-term debt	-	(400)
Proceeds from the issuance of common stock through exercise of common stock options	12	-
Preferred stock dividends paid	(15)	(15)
Net cash provided by financing activities	495	508
Effect of exchange rate fluctuations on cash and cash equivalents	9	(81)
Net decrease in cash and cash equivalents	(22)	(559)
Cash and cash equivalents at beginning of period	376	896
Cash and cash equivalents at end of period	$354	$337

Supplemental cash flow disclosures:
Interest paid	$144	$159
Taxes paid	$-	$9

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, in our Annual Report on Form 10-K filed with the SEC on March 18, 2008.  Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results for the year ending December 31, 2008.

Income Taxes

We record income taxes under SFAS No. 109, “Accounting for Income Taxes”, using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State’s current franchise tax regime. The new legislation’s effective date is January 1, 2007, which means that our first Texas margins tax (“TMT”) return will not become due until May 15, 2008 and will be based on our 2007 operations. Although the TMT is imposed on an entity’s gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax.  In accordance with the guidance provided in SFAS No. 109, we have determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

In accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and the Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2004 through December 31, 2007.  Our state returns, which are filed in Texas and Michigan, are subject to examination for the tax years ended December 31, 2003 through December 31, 2006.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ended December 31, 2003 through December 31, 2007.

As of January 1, 2008, we did not have any unrecognized tax benefits and there was no change during the three-month period ended March 31, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The adoption of SFAS 159 did not materially impact our consolidated financial position or results of operations.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurement (“SFAS 157”), for our financial assets and financial liabilities.  As permitted by FASB Staff Position No. 157-2 (“FSP 157-2”), we will adopt SFAS 157 for our non-financial assets and non-financial liabilities on January 1, 2009.  SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures.  FSP 157-2 amends SFAS 157 to delay the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities.  Non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in business combinations.

SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

  Level 1 – Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
  Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
  Level 3 – Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of fair value hierarchy as of March 31, 2008:

	March 31, 2008
(In thousands)	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$8	$-	$8	$-

Our foreign currency derivative financial instruments mitigate foreign exchange risks and include forward contracts.

Recent Accounting and Regulatory Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) Business Combinations and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, which are effective for fiscal years beginning after December 15, 2008.  These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements.  We will adopt these standards at the beginning of our 2009 fiscal year.  The effect of adoption will generally be prospectively applied to transactions completed after the end of our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing noncontrolling interests will be retrospectively applied to all prior-period financial information presented.  We are currently evaluating the impact of adopting SFAS No. 141(R) and SFAS 160 on our consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 161 requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of and gains and losses on derivative instruments.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will be required to comply with the disclosure requirements of SFAS No. 161 in our 2009 first quarter financial statements.

Note 2.	Series A Convertible Preferred Stock Dividend

On March 7, 2008, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended March 31, 2008, payable on April 1, 2008, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on March 7, 2008.

Note 3.	Long-Term Debt and Notes Payable

A summary of long-term debt and notes payable follows:

(In thousands)	March 31,	December 31,
	2008	2007
Term note payable to a U.S. bank, with an interest rate of 6.0% at March 31, 2008, due November 30, 2010.	$686	$723
Term note payable to a U.S. bank, with an interest rate of 6.0% at March 31, 2008, due May 1, 2012.	417	441
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at March 31, 2008, due June 1, 2009. (169 Euro)	267	296
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at March 31, 2008, due July 1, 2029. (415 Euro)	655	614
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at March 31, 2008, due January 31, 2030. (412 Euro)	650	608
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at March 31, 2008, due July 31, 2015. (371 Euro)	585	560
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 4.25% at March 31, 2008, due September 30, 2010.	774	343
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at March 31, 2008, due April 13, 2013	120	-
Revolving line of credit, payable to a U.S. bank, with an interest rate of bank prime, 5.25% at March 31, 2008, due April 1, 2009.	2,850	3,300
Total	7,004	6,885
Less current maturities	3,804	4,207
Total long-term debt and notes payable	$3,200	$2,678

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

US Bank Credit Facility and Term Loans

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on March 19, 2008.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2008 to April 1, 2009.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At March 31, 2008, the outstanding balance on the Line was $2,850,000 and we had $609,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

On December 13, 2005, we entered into a real estate term loan (the “Loan”) with the Bank, in the amount of $1,029,000.  The Loan is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 6.0%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at March 31, 2008 was $686,000.

On May 7, 2007, we entered into a term loan (the “Term Loan”) with the bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 6.0%), is due and payable monthly.  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at March 31, 2008, was $417,000.

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

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

Covenant	Ratio Required	Ratio at March 31, 2008
Current Ratio	> or = to 1.1 to 1.0	1.8 to 1.0
Fixed Charge Coverage Ratio	> or = to 1.25 to 1.0	1.5 to 1.0
Funded Debt to EBITDA Ratio	< or = to 4.5 to 1.0	4.4 to 1.0

As of and for the four quarters ended March 31, 2008 and 2007, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond March 31, 2008.

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan will be repaid over five years with interest fixed at a rate of 5.25%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T’s line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 8.05%), will mature on December 31, 2009 and is secured by TP&T’s accounts receivable and inventory.  At March 31, 2008 TP&T had utilized Euro 941,000 ($1,485,000) of its short-term credit facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($17,775).  The loan balance at March 31, 2008 was Euro 169,000 ($267,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,550).  The loan balance at March 31, 2008 was Euro 415,000 ($655,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,471).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at March 31, 2008 was Euro 412,000 ($650,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($6,575).  The loan is secured by TP&T’s assets.  The loan balance at March 31, 2008 was Euro 371,000 ($585,000).

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Malaysian Bank Credit Facility and Term Loan

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from Malaysian Ringgits (“RM”) 500,000 ($150,000) to RM 3,780,000 ($1,180,000) and added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 100% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on March 31, 2008 the loan amount will be adjusted to what has been funded.

The balance on the USD Loan was $774,000 at March 31, 2008.  Monthly interest payments began in December 2005.  The interest rate at March 31, 2008 was 4.25%.  Monthly principal payments began on August 26, 2007 and will continue through June 30, 2010.

TMM renewed its banking facility with HSBC on October 30, 2007, for the purpose of extending the maturity date of the current facility from October 31, 2007, to October 31, 2008.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($156,000), a bank guarantee of RM 300,000 ($94,000) and an ECR up to RM 8,000,000 ($2,496,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility, which TMM is currently renegotiating, provides for an overdraft line of credit up to RM 1,000,000 ($312,000) and an ECR up to RM 9,300,000 ($2,902,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($312,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,682,000 to $7,802,000) to be used for hedging purposes against TMM’s sales based in currencies other than the RM.
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At March 31, 2008, the outstanding balance on their ECR facilities was RM 1,431,000 ($447,000).

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

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at March 31, 2008 was approximately Euro 82,000 ($129,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($8,269).  The net present value of the lease at March 31, 2008 was Euro 180,000 ($284,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2008 was $2,000.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease term is 36 months with equal monthly installments of $367.  The net present value of the lease at March 31, 2008 was $11,000.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2008 was not significant.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at March 31, 2008 was $26,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2008	2007
Numerator:
Net Income (Loss)	$(589)	$39
Preferred Stock Dividends	(15)	(15)
Numerator for diluted earnings per share - income (loss) available to common shareholders after assumed conversions	$(604)	$24
Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	7,871	7,839
Employee stock options	-	76
Dilutive potential common shares	-	76
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,871	7,915

Basic earnings (loss) per common share	$(0.08)	$0.00

Diluted earnings (loss) per common share	$(0.08)	$0.00

Excluded from the computation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at March 31, 2008 and 2007.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

For the three month period ended March 31, 2008, all employee stock options (870,100) were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Excluded from the computation of diluted earnings per share for the three month period ended March 31, 2007, were a total of 151,800 employee stock options.  These options were excluded from the computation of diluted earnings per share during these periods because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TP&T)	Asia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
March 31, 2008
Net Sales:
Customer sales	$4,000	$1,935	$811	$-	$6,746
Intercompany sales	-	25	832	(857)	-
Total Net Sales	$4,000	$1,960	$1,643	$(857)	$6,746

Location loss	$(258)	$-	$(290)	$(41)	$(589)
Location assets	$11,545	$12,662	$15,528	$-	$39,735
March 31, 2007
Net Sales:
Customer sales	$4,878	$1,430	$845	$-	$7,153
Intercompany sales	-	159	2,315	(2,474)	-
Total Net Sales	$4,878	$1,589	$3,160	$(2,474)	$7,153

Location profit (loss)	$(15)	$67	$(71)	$58	$39
Location assets	$14,628	$10,391	$13,897	$-	$38,916

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

The following table provides information as of March 31, 2008, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	870,100	$2.615	63,811
Equity compensation plans not approved by security holders	--		--
Total	870,100	$2.615	63,811

The Company's 1990 Incentive Stock Option Plan (“ISO”) for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At March 31, 2008, the 1990 Plan had 18,000 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The maximum number of shares of the Company's common stock initially authorized to be sold or issued under the Plan was 750,000.  At the Annual Shareholders’ meeting on May 14, 2004, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased 300,000 shares from 750,000 shares to 1,050,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events.  At March 31, 2008, the Plan had 852,100 options outstanding, 134,089 exercised and 63,811 available for future issuance.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

For the three month periods ended March 31, 2008 and 2007, the Company recorded an expense of $34,000 and $30,000, respectively, in stock-based employee compensation expense.  This compensation expense is included in the general and administrative expenses in the accompanying consolidated income statements.

The Company granted 100,000 options during the three month period ended March 31, 2007.  No options were granted during the first three months of 2008.  The weighted average fair value per option at the date of grant for options granted in the three month period ended March 31, 2007 was $2.07 as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.68%
Expected dividend yield	0.00%
Expected volatility	0.75
Expected term (in years)	7.00

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

The number of options exercisable at March 31, 2008 and 2007 was 577,860 and 665,540, respectively.  The weighted-average remaining contractual life of those options is 6.5 years.  Exercise prices on options outstanding at March 31, 2008 and 2007, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding at March 31,
2008	2007	Range of Exercise Prices
64,900	92,600	$ 0.92 - $ 1.99
686,900	648,200	$ 2.00 - $ 2.99
600	600	$ 3.00 - $ 3.99
70,500	95,500	$ 4.00 - $ 4.99
20,200	20,800	$ 5.00 - $ 5.99
27,000	27,000	$ 6.00 - $ 6.11
870,100	884,700

As of March 31, 2008, there was $363,000 of option compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.0 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 8.	Inventories

To improve inventory turns and cash flows, the Company made operational changes during the first quarter of 2008 to reduce the stock requirements of Synthetic Rutile (“SR”) on a worldwide basis.  This reduction in inventory is reflected in the following schedule.

(In thousands)	March 31,	December 31,
	2008	2007
Raw materials	$4,921	$6,552
Work in progress	1,009	751
Finished goods	3,250	3,540
Supplies	617	573
Total Inventories	9,797	11,416
Inventory reserve	(15)	(24)
Net Inventories	$9,782	$11,392

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9.	Derivatives and Hedging Activities

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

In addition, we had foreign currency contracts not designated as cash flow hedges.  At March 31, 2008, we marked these contracts to market, recording income of approximately $8,000 as a component of our year to date net loss and as a current asset on the balance sheet at March 31, 2008.

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

During the first quarter of 2008, we made operational changes to reduce the stocking requirements of synthetic rutile (“SR”) by approximately 50% and improve inventory turns and cash flows.  The near-term impact of these changes lowered our fixed cost absorption, which increased cost of sales by 8.6%, and contributed to the loss we experienced during the first quarter  Although idling our production of SR temporarily sacrificed profitability in the first quarter, this also allowed us to materially decrease our inventory levels and generate operating cash flow of approximately $450,000..

Following are our results for the three month periods March 31, 2008 and 2007.

(In thousands, except per share amounts)	Three Months Ended March 31,
	2008	2007
NET SALES	$6,746	$7,153
Cost of sales	6,086	5,751
GROSS MARGIN	660	1,402
Technical services and research and development	66	62
Selling, general and administrative expenses	1,075	1,143
Gain on disposal of assets	(2)	-
OPERATING INCOME (LOSS)	(479)	197
OTHER INCOME (EXPENSE):
Interest income	1	1
Interest expense	(144)	(159)
Gain on foreign currency exchange rate	1	5
Other, net	1	-
INCOME (LOSS) BEFORE INCOME TAX	(620)	44
Income tax expense (benefit)	(31)	5
NET INCOME (LOSS)	$(589)	$39

Income (loss) per diluted common share:	$(0.08)	$0.00

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

With the success of our alumina business, we are no longer dependent on one group of products for our success.  Our alumina business now accounts for approximately one-fourth of our overall revenue and is currently our most profitable product.

As we look at our HITOX business going forward, we expect our traditional HITOX business to remain tied to the strength of the U.S. economy.  Our key growth strategy is to introduce newly developed colored pigments that will expand our target market and increase our sales potential.  We are applying technologies developed in our Netherlands operation to create new high performance fillers and pigments.  Unlike our traditional HITOX products, our new products have high performance characteristics, much broader end market applications and provide for value-added premium pricing.

We expect to introduce by the end of the third quarter of 2008 four new colored pigments that are heat and UV stable and are branding these new products under the name TIOPREM Gray, Orange, Beige and Brown.  In the future we will be able to sell our products in plastics, top coat paint and paper applications which were not previously available to us with our traditional HITOX.  We expect these products to greatly expand our target market.  We believe these products have great potential and will contribute to our results in the second half of 2008.

However, actual results may differ materially from those indicated by these forward looking statements because of various risks and uncertainties.  For more information on these risks and uncertainties, please see the “Forward Looking Information” appearing below the Table of Contents of this report.

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended March 31, 2008 decreased approximately $407,000 compared to the first quarter 2007 primarily due to decreases in both ALUPREM and HITOX sales.

ALUPREM sales were 17% less than the first quarter 2007, due primarily to a change in the order pattern of a significant US customer, as ALUPREM sales from our Corpus Christi operation decreased from $971,000 for the first quarter 2007 to $23,000 for the first quarter 2008.

Sales of ALUPREM products in Europe, which accounted for approximately 98% of the sales in this category for the quarter ended March 31, 2008 as compared to 53% of total ALUPREM sales occurring in Europe for the same period 2007, increased 55% in the first quarter 2008 and kept pace with the growth experienced in the last several quarters.

First quarter 2008, sales of HITOX declined by 4% versus the same period a year ago primarily as a result of the weak North American market and the loss of a customer in Europe.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Following is a summary of our consolidated products sales for the three month periods ended March 31, 2008 and 2007 (in thousands).  All inter-company sales have been eliminated.

	Three Months Ended March 31,
Product	2008		2007		Variance
HITOX	$3,805	56%	$3,951	55%	$(146)	-4%
ALUPREM	1,721	26%	2,069	29%	(348)	-17%
BARTEX	910	13%	761	11%	149	20%
HALTEX	280	4%	236	3%	44	19%
SR	-	0%	-	0%	-
OTHER	30	1%	136	2%	(106)	-78%
Total	$6,746	100%	$7,153	100%	$(407)	-6%

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX and HALTEX to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TP&T and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the quarters ended March 31, 2008 and 2007 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	Three Months Ended March 31,
Product	2008		2007		Variance
HITOX	$2,763	69%	$2,811	58%	$(48)	-2%
ALUPREM	23	1%	971	20%	(948)	-98%
BARTEX	910	22%	761	15%	149	20%
HALTEX	280	7%	236	5%	44	19%
OTHER	24	1%	99	2%	(75)	-76%
Total	$4,000	100%	$4,878	100%	$(878)	-18%
  HITOX – Decrease in US sales of HITOX primarily related to decline in US market, offset by increase in sales in Central and South America.
  ALUPREM – Decrease in US sales of ALUPREM primarily due to a change in the order pattern of a significant customer.
  BARTEX – Increase in US sales of BARTEX primarily related to an increase in demand from existing customers.
  HALTEX – Increase in US sales of HALTEX primarily related to an increase in customer demand, offset by a decrease in price.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operation

Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TP&T purchases HITOX from TMM for distribution in Europe.  Our increased sales efforts in Europe have resulted in an increase in our customer base, as well as our sales volume.  The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the three month periods ended March 31, 2008 and 2007 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended March 31,
Product	2008		2007		Variance
ALUPREM	$1,698	88%	$1,098	77%	$600	55%
HITOX	237	12%	332	23%	(95)	-29%
Total	$1,935	100%	$1,430	100%	$505	35%
  ALUPREM – Increase in European sales of ALUPREM primarily related to an increase in volume and the effects of the foreign currency exchange rate as the Euro strengthens against the USD.  The increase in volume is primarily due to an increase in TP&T’s customer base.
  HITOX – Decrease in European sales of HITOX primarily related to the loss of a customer in Europe.

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TP&T.  The following table represents TMM’s sales (in thousands) for the quarters ended March 31, 2008 and 2007 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended March 31,
Product	2008		2007		Variance
HITOX	$805	99%	$808	96%	$(3)	0%
OTHER	6	1%	37	4%	(31)	100%
Total	$811	100%	$845	100%	$(34)	-4%

Gross Margin:  For the three month period ended March 31, 2008, gross margin decreased approximately ten percent, from 19.6% in 2007 to 9.8% in 2008.  Primary factors affecting our lower gross margin include reduced production of SR at TMM, as well as a decrease in production of HITOX at our US operation and ALUPREM at TP&T resulting in lower fixed cost absorption.

Technical Services and Selling, General, Administrative and Expenses:  Total expenses decreased approximately 5.3% during the three-month period ended March 31, 2008 as compared to the same period in 2007 primarily due to a reduction in staff and travel related expense.

Interest Expense:  Net interest expense for the quarter decreased approximately $15,000 as compared to the same period in 2007, primarily related to the decrease in long-term debt and our lines of credit.

Net Income / Loss:  We incurred a net loss of $589,000, on net sales of $6,746,000 for the quarter ended March 31, 2008.  This compares with net income of $39,000 on net sales of $7,153,000 for the quarter ended March 31, 2007.  Lower sales combined with higher cost of sales contributed to this loss in 2008.

Income Taxes:  Income taxes consisted of a foreign deferred tax benefit of approximately $34,000 and state income tax expense of $3,000 for the three month period ended March 31, 2008, compared to a foreign deferred tax benefit of approximately $4,000 and state income tax expense of $9,000 for the same three month period in 2007.  Taxes are based on an estimated annualized consolidated effective rate of 5%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $22,000 from December 31, 2007 to March 31, 2008 as compared to a decrease of $559,000 from December 31, 2006 to March 31, 2007.

	Three Months Ended March 31,
(In thousands)	2008	2007
Net cash provided by (used in)
Operating activities	$449	$(918)
Investing activities	(975)	(68)
Financing activities	495	508
Effect of exchange rate fluctuations	9	(81)
Net change in cash and cash equivalents	$(22)	$(559)

Operating Activities

Operating activities provided $449,000 during the first three months of 2008.  Following are the major changes in working capital affecting cash provided by operating activities for the three month period ended March 31, 2008:

  Accounts Receivable:  Accounts receivable increased $655,000 as compared to an increase of $719,000 for the same period 2007.  Accounts receivable increased at each of our three operations primarily due to stronger sales in the first quarter 2008 as compared to the fourth quarter 2007.  At the Corpus Christi operation, accounts receivable increased $415,000, at TP&T $229,000 and at TMM $11,000.
  Inventories: Inventories decreased $1,901,000 as compared to an increase of $96,000 for the same period 2007 primarily due to our overall strategy to reduce our stock of SR worldwide and improve inventory turns and cash flows.  Inventories at the Corpus Christi operation decreased $1,125,000 and TMM’s decreased $593,000 primarily due to a decrease in SR at both locations.  TP&T’s finished goods inventory decreased $183,000.
  Other Current Assets:  Other current assets increased $247,000 as compared to an increase of $458,000 for the same period 2007.  At the Corpus Christi operation, prepaid expenses increased $89,000 primarily due insurance; at TP&T $89,000 related to prepaid insurance and pension expense; and at TMM $69,000 related to prepaid insurance.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased $469,000 as compared to $107,000 for the same period 2007.  Accounts payable and accrued expenses at the Corpus Christi operation decreased $6,000; at TP&T $84,000; and at TMM decreased $379,000.  The reduction in accounts payable and accrued expenses at all three locations is primarily related to the Company’s overall objective to reduce worldwide inventory levels.

Investing Activities

We used cash of $975,000 in investing activities during the first three months of 2008 primarily for the purchase of fixed assets.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $231,000 for new equipment, as compared to $34,000 for the same period 2007.
  Netherlands Operation:  We invested approximately $16,000 at TP&T for new equipment, as compared to $13,000 for the same period 2007.
  Malaysian Operation:  We invested approximately $728,000 at TMM for new equipment related to the production of HITOX, as compared to $21,000 for the same period 2007.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Financing Activities

We received $495,000 from financing activities during the three month period ended March 31, 2008.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit decreased $450,000 primarily as a result of the decrease in inventory levels, as compared to an increase of $800,000 for the same period 2007 which was primarily related to paying off the related party debt to Paulson Ranch, in the amount of $400,000, and working capital.  Borrowings at TP&T increased approximately $105,000 primarily for the purpose of financing working capital as compared to an increase of $233,000 for the same period 2007.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowings on the ECR increased $447,000 primarily for working capital.  TMM did not have any borrowings on the ECR for the same period 2007.
  Capital Leases:  Capital leases increased approximately $5,000 as compared to a reduction of $16,000 for the same period 2007.  We received $26,000 in proceeds under a new capital lease relating to the acquisition of a new forklift at the Corpus Christi operation offset by a reduction in capital leases, primarily at TP&T, of approximately $21,000.
  Long-term Debt – Financial Institutions:  Long-term debt increased approximately $391,000 as compared to decrease of $94,000 for the same period 2007.  TMM’s net long-term debt increased $418,000 primarily related to upgrading their HITOX plant.  Net long-term debt at the Corpus Christi operation increased approximately $61,000 for the purchase of new equipment, offset by monthly principal payments.  TP&T’s decreased approximately $88,000.
  Proceeds from Issuance of Common Stock:  We received $12,000 from the exercise of employee stock options.
  Preferred Stock Dividends:  We paid dividends of $15,000 on its Series A convertible preferred stock.

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

(In thousands)	March 31,	December 31,
	2008	2007
Term note payable to a U.S. bank, with an interest rate of 6.0% at March 31, 2008, due November 30, 2010.	$686	$723
Term note payable to a U.S. bank, with an interest rate of 6.0% at March 31, 2008, due May 1, 2012.	417	441
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at March 31, 2008, due June 1, 2009. (169 Euro)	267	296
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at March 31, 2008, due July 1, 2029. (415 Euro)	655	614
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at March 31, 2008, due January 31, 2030. (412 Euro)	650	608
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at March 31, 2008, due July 31, 2015. (371 Euro)	585	560
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 4.25% at March 31, 2008, due September 30, 2010.	774	343
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at March 31, 2008, due April 13, 2013	120	-
Revolving line of credit, payable to a U.S. bank, with an interest rate of bank prime, 5.25% at March 31, 2008, due April 1, 2009.	2,850	3,300
Total	7,004	6,885
Less current maturities	3,804	4,207
Total long-term debt and notes payable	$3,200	$2,678

US Operations

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on March 19, 2008.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2008 to April 1, 2009.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At March 31, 2008, the outstanding balance on the Line was $2,850,000 and we had $609,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

On December 13, 2005, we entered into a real estate term loan (the “Loan”) with the Bank, in the amount of $1,029,000.  The Loan is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 6.0%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at March 31, 2008 was $686,000.

On May 7, 2007, we entered into a term loan (the “Term Loan”) with the bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 6.0%), is due and payable monthly.  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at March 31, 2008, was $417,000.

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

As noted above, the Agreement contains covenants that, among other things, require maintenance of certain financial ratios based on the results of the consolidated operations.  The covenants, which are calculated at the end of each quarter, are as follows:

Covenant	Ratio Required	Ratio at March 31, 2008
Current Ratio	> or = to 1.1 to 1.0	1.8 to 1.0
Fixed Charge Coverage Ratio	> or = to 1.25 to 1.0	1.5 to 1.0
Funded Debt to EBITDA Ratio	< or = to 4.5 to 1.0	4.4 to 1.0

As of and for the four quarters ended March 31, 2008 and 2007, we were in compliance with all financial ratios contained in the Agreement and expect to be in compliance for a period of twelve-months beyond March 31, 2008.

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan will be repaid over five years with interest fixed at a rate of 5.25%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.

Netherlands Operations

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T’s line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 8.05%), will mature on December 31, 2009 and is secured by TP&T’s accounts receivable and inventory.  At March 31, 2008 TP&T had utilized Euro 941,000 ($1,485,000) of its short-term credit facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($17,775).  The loan balance at March 31, 2008 was Euro 169,000 ($267,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,550).  The loan balance at March 31, 2008 was Euro 415,000 ($655,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,471).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at March 31, 2008 was Euro 412,000 ($650,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($6,575).  The loan is secured by TP&T’s assets.  The loan balance at March 31, 2008 was Euro 371,000 ($585,000).

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

Malaysian Operations

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from Malaysian Ringgits (“RM”) 500,000 ($150,000) to RM 3,780,000 ($1,180,000) and added a US Dollar term loan (“USD Loan”) in the amount of $1,000,000 (or RM 3,780,000 Malaysian Ringgits, which ever is less).  Funding on the USD Loan will represent 100% of the invoice amount that TMM utilizes in the upgrading of their plant and machinery.  If the amount funded is less than $1,000,000 on March 31, 2008 the loan amount will be adjusted to what has been funded.

The balance on the USD Loan was $774,000 at March 31, 2008.  Monthly interest payments began in December 2005.  The interest rate at March 31, 2008 was 4.25%.  Monthly principal payments began on August 26, 2007 and will continue through June 30, 2010.

TMM renewed its banking facility with HSBC on October 30, 2007, for the purpose of extending the maturity date of the current facility from October 31, 2007, to October 31, 2008.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($156,000), a bank guarantee of RM 300,000 ($94,000) and an ECR up to RM 8,000,000 ($2,496,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility, which TMM is currently renegotiating, provides for an overdraft line of credit up to RM 1,000,000 ($312,000) and an ECR up to RM 9,300,000 ($2,902,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($312,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,682,000 to $7,802,000) to be used for hedging purposes against TMM’s sales based in currencies other than the RM.
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At March 31, 2008, the outstanding balance on their ECR facilities was RM 1,431,000 ($447,000).

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

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2007 Annual Report on Form 10-K except as noted above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See the Company’s 2007 Annual Report on Form 10-K

Item 4.	Controls and Procedures

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

No material changes have been made in the disclosure of risk factors for those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 15, 2008	OLAF KARASCH Olaf Karasch President and CEO

Date:	May 15, 2008	STEVEN H. PARKER Steven H. Parker Treasurer and CFO

