Form 10-Q
period 2008-06-30
TOR MINERALS INTERNATIONAL INC
filed 2008-08-14
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [__]	Accelerated Filer [__]	Non-accelerated File [__]	Smaller Reporting Company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]		No [ X ]
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value		Shares Outstanding as of July 31, 2008 7,878,492

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

2

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET SALES	$6,916	$7,281	$13,662	$14,434
Cost of sales	5,912	5,906	11,998	11,657
GROSS MARGIN	1,004	1,375	1,664	2,777
Technical services and research and development	61	56	127	118
Selling, general and administrative expenses	1,154	1,078	2,229	2,221
Gain on disposal of assets	-	-	(2)	-
OPERATING INCOME (LOSS)	(211)	241	(690)	438
OTHER INCOME (EXPENSE):
Interest income	-	2	1	3
Interest expense	(131)	(180)	(275)	(339)
Gain (loss) on foreign currency exchange rate	(2)	46	(1)	51
Other, net	9	-	10	-
INCOME (LOSS) BEFORE INCOME TAX	(335)	109	(955)	153
Income tax expense (benefit)	3	27	(28)	32
NET INCOME (LOSS)	$(338)	$82	$(927)	$121
Less: Preferred Stock Dividends	15	15	30	30
Income (Loss) Available to Common Shareholders	$(353)	$67	$(957)	$91

Income (loss) per common share:
Basic	$(0.04)	$0.01	$(0.12)	$0.01
Diluted	$(0.04)	$0.01	$(0.12)	$0.01
Weighted average common shares outstanding:
Basic	7,878	7,839	7,875	7,839
Diluted	7,878	7,937	7,875	7,926

See accompanying notes.
3

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET INCOME (LOSS)	$(338)	$82	$(927)	$121
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain arising during the period	-	(2)	-	(2)
Net (gain) loss reclassified to income	-	(81)	1	(81)
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain	(301)	141	805	472
Other comprehensive income (loss), net of tax	(301)	58	806	389
COMPREHENSIVE INCOME (LOSS)	$(639)	$140	$(121)	$510

See accompanying notes.
4

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$209	$376
Trade accounts receivable, net	5,325	3,791
Inventories, net	10,050	11,392
Other current assets	922	578
TOTAL CURRENT ASSETS	16,506	16,137
PROPERTY, PLANT AND EQUIPMENT, net	21,868	20,421
GOODWILL	2,299	2,131
OTHER ASSETS	43	47
TOTAL ASSETS	$40,716	$38,736

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,465	$1,992
Accrued expenses	1,927	1,266
Notes payable under lines of credit	1,430	1,276
Export credit refinancing facility	366	-
Current deferred tax liability	16	16
Current maturities - Capital leases	93	80
Current maturities of long-term debt – Financial Institutions	5,016	4,207
TOTAL CURRENT LIABILITIES	11,313	8,837
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	204	213
Long-term debt – Financial Institutions	2,254	2,678
Deferred Tax Liability	589	603
TOTAL LIABILITIES	14,360	12,331
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 6/30/08 and 12/31/07	2	2
Common stock $.25 par value: authorized, 20,000 shares; 7,878 and 7,869 shares issued and outstanding at 6/30/08 and at 12/31/07, respectively	1,969	1,967
Additional paid-in capital	22,974	22,874
Accumulated deficit	(3,546)	(2,589)
Accumulated other comprehensive income:
Unrealized gain on derivatives	-	(1)
Cumulative translation adjustment	4,957	4,152
Total shareholders' equity	26,356	26,405
	$40,716	$38,736

See accompanying notes.
5

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(927)	$121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	987	807
Non-cash compensation - Stock Options	90	114
Gain on sale/disposal of property, plant and equipment	(2)	-
Deferred income taxes	(31)	30
Provision for bad debt	1	-
Changes in working capital:
Receivables	(1,415)	(1,112)
Inventories	1,523	198
Other current assets	(332)	(279)
Accounts payable and accrued expenses	1,041	(591)
Net cash provided by (used in) operating activities	935	(712)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,699)	(397)
Proceeds from sales of property, plant and equipment	3	-
Net cash used in investing activities	(1,696)	(397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds / (payments) from lines of credit	(72)	1,002
Net proceeds from export credit refinancing facility	365	-
Net proceeds / (payments) on capital leases	(17)	(33)
Proceeds from long-term bank debt	1,973	500
Payments on long-term bank debt	(1,628)	(233)
Payments on related party long-term debt	-	(400)
Proceeds from the issuance of common stock through exercise of common stock options	12	1
Preferred stock dividends paid	(30)	(30)
Net cash provided by financing activities	603	807
Effect of exchange rate fluctuations on cash and cash equivalents	(9)	(81)
Net decrease in cash and cash equivalents	(167)	(383)
Cash and cash equivalents at beginning of period	376	896
Cash and cash equivalents at end of period	$209	$513

Supplemental cash flow disclosures:
Interest paid	$275	$339
Taxes paid	$5	$18

See accompanying notes.
6

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3, we have significant borrowings which require, among other things, compliance with certain financial ratios, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of operating losses incurred during the quarter ended June 30, 2008, we were not in compliance with these financial ratio covenants under our US credit facility (“Credit Facility”); however, we requested and received a waiver for the quarter ended June 30, 2008 contingent on the following (see Exhibit 10.1):

  Payment of a waiver fee, in the amount of $10,000, to Bank of America
  Increase in interest rates from prime to prime plus two percent (2%)
  Injection of $1,000,000 in new capital within 30 days of signing of the Waiver and Amendment to the Agreement
  Modification of the Current Ratio covenant from greater than or equal to 1.10 to greater than or equal to 1.70 on a quarterly basis
  Execution of a release of claims

The Board of Directors has authorized a Private Placement of our common stock to raise a minimum of $1,000,000 and has agreed to the terms as outline above.  However, based on the Company’s current projections for the next twelve month period, an extension of the existing waiver, a new waiver covering certain terms and conditions of the Credit Facility, an amendment to the Credit Facility or some combination of the above may be required.

At June 30, 2008, a total of $4,216,000 was outstanding on the Credit Facility.  A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the Credit Facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable.

In addition, the Company’s two subsidiaries, TMM and TPT have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At June 30, 2008, TMM’s utilization under the credit facilities and term loans with HSBC Bank Malaysia Berhad (“HSBC”) and RHB Bank Berhad (“RHB”) totaled $1,238,000; and TPT’s utilization under the Credit Facility and term loans with Rabobank totaled $3,495,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or the Netherlands, there can be no assurances that this debt will not be called for payment.

Over the last year, we have actively pursued new production methods and new product development.  As a result, we introduced new products to the market earlier this year and completed our new powder treatment facility in May 2008.  We believe the changes in our manufacturing process and the acceptance of our new products in the market will improve cash flows.  However, our ability to continue to operate as a going concern is dependent on our ability to improve our operating cash flows to a sufficient level, successfully negotiate with our US lending institution, and/or raise sufficient new capital.  There can be no assurance these changes in our operations or our financing initiatives will be successful.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, in our Annual Report on Form 10-K filed with the SEC on March 18, 2008.  Operating results for the three month and six month periods ended June 30, 2008, are not necessarily indicative of the results for the year ending December 31, 2008.

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

In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State’s current franchise tax regime. The new legislation’s effective date is January 1, 2007, which means that our first Texas margins tax (“TMT”) return did not become due until May 15, 2008 and will be based on our 2007 operations. Although the TMT is imposed on an entity’s gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax.  In accordance with the guidance provided in SFAS No. 109, we have determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

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

As of January 1, 2008, we did not have any unrecognized tax benefits and there was no change during the six-month period ended June 30, 2008.

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

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of fair value hierarchy as of June 30, 2008:

	June 30, 2008
(In thousands)	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$34	$-	$34	$-

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

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

Note 2.	Series A Convertible Preferred Stock Dividend

On June 7, 2008, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended June 30, 2008, payable on July 1, 2008, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on June 7, 2008.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 3.	Long-Term Debt and Notes Payable

A summary of long-term debt and notes payable follows:

(In thousands)	June 30,	December 31,
	2008	2007
Term note payable to a U.S. bank, with an interest rate of 5.0% at June 30, 2008, due November 30, 2010.	$649	$723
Term note payable to a U.S. bank, with an interest rate of 5.0% at June 30, 2008, due May 1, 2012.	392	441
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at June 30, 2008, due June 1, 2009. (135 Euro)	213	296
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at June 30, 2008, due July 1, 2029. (411 Euro)	647	614
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at June 30, 2008, due January 31, 2030. (407 Euro)	641	608
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at June 30, 2008, due July 31, 2015. (358 Euro)	564	560
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 4.5% at June 30, 2008, due September 30, 2010.	691	343
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 4.57% at June 30, 2008, due June 30, 2011.	181	-
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at June 30, 2008, due April 13, 2013	117	-
Revolving line of credit, payable to a U.S. bank, with an interest rate of bank prime, 5.0% at June 30, 2008, due April 1, 2009.	3,175	3,300
Total	7,270	6,885
Less current maturities	5,016	4,207
Total long-term debt and notes payable	$2,254	$2,678

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

US Bank Credit Facility and Term Loans

Bank of America Credit Facility and Term Loans

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on March 19, 2008.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2008 to April 1, 2009.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At June 30, 2008, the outstanding balance on the Line was $3,175,000 and we had $491,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On December 13, 2005, we entered into a real estate term loan (the “Loan”) with the Bank, in the amount of $1,029,000.  The Loan is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 5.0%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at June 30, 2008 was $649,000.

On May 7, 2007, we entered into a term loan (the “Term Loan”) with the bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 5.0%), is due and payable monthly.  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at June 30, 2008, was $392,000.

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

For the quarter ended June 30, 2008, the Company was not in compliance with the Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio covenants under our credit facility with Bank of America; however, we requested and received a waiver for the quarter ended June 30, 2008 contingent on the following (see Exhibit 10.1):

  Payment of a waiver fee, in the amount of $10,000, to Bank of America
  Increase in interest rates from prime to prime plus two percent (2%)
  Injection of $1,000,000 in new capital within 30 days of signing of the Waiver and Amendment to the Agreement
  Modification of the Current Ratio covenant from greater than or equal to 1.10 to greater than or equal to 1.70 on a quarterly basis
  Execution of a release of claims

The Board of Directors has authorized a Private Placement of our common stock to raise a minimum of $1,000,000 and has agreed to the terms as outline above.  However, based on the Company’s current projections for the next twelve month period, an extension of the existing waiver, a new waiver covering certain terms and conditions of the Credit Facility, an amendment to the Credit Facility or some combination of the above may be required.

At June 30, 2008, a total of $4,216,000 was outstanding on the Credit Facility.  A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the Credit Facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable.

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan will be repaid over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at June 30, 2008 was $117,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T’s line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 8.05%), will mature on December 31, 2009 and is secured by TP&T’s accounts receivable and inventory.  At June 30, 2008 TP&T had utilized Euro 908,000 ($1,430,000) of its short-term credit facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($17,742).  The loan balance at June 30, 2008 was Euro 135,000 ($213,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,545).  The loan balance at June 30, 2008 was Euro 411,000 ($647,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,466).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at June 30, 2008 was Euro 407,000 ($641,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($6,562).  The loan is secured by TP&T’s assets.  The loan balance at June 30, 2008 was Euro 358,000 ($564,000).

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Malaysian Bank Credit Facility and Term Loan

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from Malaysian Ringgits (“RM”) 500,000 ($153,000) to RM 3,780,000 ($1,157,000) and added a US Dollar term loan (“HSBC Loan”) in the amount of $1,000,000.  Monthly interest payments began in December 2005.  Monthly principal payments began on August 26, 2007 and will continue through June 30, 2010.  The interest rate at June 30, 2008 was 4.5% and the loan balance was $691,000.

TMM renewed its banking facility with HSBC on October 30, 2007, for the purpose of extending the maturity date of the current facility from October 31, 2007, to October 31, 2008.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($153,000), a bank guarantee of RM 300,000 ($92,000) and an ECR up to RM 8,000,000 ($2,449,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility, which TMM is currently renegotiating, provides for an overdraft line of credit up to RM 1,000,000 ($306,000) and an ECR up to RM 9,300,000 ($2,847,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($306,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,591,000 to $7,652,000) to be used for hedging purposes against TMM’s sales based in currencies other than the RM.
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

On May 30, 2008, TMM entered into a US Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $181,000, will be repaid over a period of 22 months with an interest rate of 0.75% above the RHB prime.  Monthly principal ($8,350 per month) and interest payments commenced on July 1, 2008, and will continue through April 1, 2009.  The interest rate at June 30, 2008 was 4.57% and the loan balance was $181,000.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At June 30, 2008, the outstanding balance on their ECR facilities was RM 1,194,000 ($366,000).

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Liquidity

The terms of the Company’s borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company’s financial position.  As noted above, the Company was not in compliance with certain financial covenant ratios under our credit facility with Bank of America for the quarter ended June 30, 2008.

Based on the Company’s current projections for the next twelve month period, an extension of the existing waiver, a new waiver covering certain terms and conditions of the Credit Facility, an amendment to the Credit Facility or some combination of the above may be required.

Note 4.	Capital Leases

On June 27, 2005, TP&T entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at June 30, 2008 was approximately Euro 89,000 ($140,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($8,269).  The net present value of the lease at June 30, 2008 was Euro 167,000 ($263,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2008 was $3,000.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease term is 36 months with equal monthly installments of $367.  The net present value of the lease at June 30, 2008 was $10,000.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2008 was $1,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at June 30, 2008 was $25,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net Income (Loss)	$(338)	$82	$(927)	$121
Preferred Stock Dividends	(15)	(15)	(30)	(30)
Numerator for diluted earnings per share - income (loss) available to common shareholders after assumed conversions	$(353)	$67	$(957)	$91

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	7,878	7,839	7,875	7,839
Effect of dilutive securities:
Employee stock options	-	98	-	87
Dilutive potential common shares	-	98	-	87
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,878	7,937	7,875	7,926

Basic earnings (loss) per common share	$(0.04)	$0.01	$(0.12)	$0.01

Diluted earnings (loss) per common share	$(0.04)	$0.01	$(0.12)	$0.01

Excluded from the computation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at June 30, 2008 and 2007.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

For the three month and six month periods ended June 30, 2008, all employee stock options (756,100) were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Employee stock options excluded from the computation of diluted earnings per share for the three month and six month periods ended June 30, 2007, were 319,500 and 252,000, respectively.  These options were excluded from the computation of diluted earnings per share during these periods because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TP&T)	Asia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
June 30, 2008
Net Sales:
Customer sales	$3,998	$2,134	$784	$-	$6,916
Intercompany sales	69	329	1,151	(1,549)	-
Total Net Sales	$4,067	$2,463	$1,935	$(1,549)	$6,916

Location loss	$(577)	$199	$47	$(7)	$(338)

June 30, 2007
Net Sales:
Customer sales	$4,923	$1,621	$737	$-	$7,281
Intercompany sales	-	567	1,678	(2,245)	-
Total Net Sales	$4,923	$2,188	$2,415	$(2,245)	$7,281

Location profit (loss)	$(57)	$144	$(37)	$32	$82
As of and for the six months ended:
June 30, 2008
Net Sales:
Customer sales	$7,998	$4,069	$1,595	$-	$13,662
Intercompany sales	69	354	1,983	(2,406)	-
Total Net Sales	$8,067	$4,423	$3,578	$(2,406)	$13,662

Location profit (loss)	$(835)	$199	$(243)	$(48)	$(927)
Location assets	$12,066	$12,876	$15,774	$-	$40,716

June 30, 2007
Net Sales:
Customer sales	$9,801	$3,051	$1,582	$-	$14,434
Intercompany sales	-	1,408	3,710	(5,118)	-
Total Net Sales	$9,801	$4,459	$5,292	$(5,118)	$14,434

Location profit (loss)	$(72)	$207	$(108)	$94	$121
Location assets	$14,539	$11,088	$13,417	$-	$39,044
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

The following table provides information as of June 30, 2008, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	756,100	$2.563	372,811
Equity compensation plans not approved by security holders	--		--
Total	756,100	$2.563	372,811

The Company's 1990 Incentive Stock Option Plan (“ISO”) for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At June 30, 2008, the 1990 Plan had 13,000 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders’ meeting on May 23, 2008, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased from 1,050,000 shares to 1,250,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2018.  At June 30, 2008, the Plan had 743,100 options outstanding, 134,089 exercised and 372,811 available for future issuance.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

For the three month periods ended June 30, 2008 and 2007, the Company recorded an expense of $56,000 and $84,000, respectively, in stock-based employee compensation expense and for the six month periods ended June 30, 2008 and 2007, $90,000 and $114,000, respectively.  This compensation expense is included in the general and administrative expenses in the accompanying consolidated income statements.

The Company granted 15,000 and 167,000 options during the six month periods ended June 30, 2008 and 2007, respectively.  The weighted average fair value per option at the date of grant for options granted in the six month periods ended June 30, 2008 and 2007 was $2.09 and $2.01, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2008	2007
Risk-free interest rate	3.52%	4.68%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.70	0.75
Expected term (in years)	7.00	7.00

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

The number of options exercisable at June 30, 2008 and 2007 was 571,760 and 707,340, respectively.  The weighted-average remaining contractual life of those options is 6.0 years.  Exercise prices on options outstanding at June 30, 2008 and 2007, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding at June 30,
2008	2007	Range of Exercise Prices
64,900	92,100	$ 0.92 - $ 1.99
579,400	713,200	$ 2.00 - $ 2.99
600	600	$ 3.00 - $ 3.99
66,500	95,500	$ 4.00 - $ 4.99
17,700	20,200	$ 5.00 - $ 5.99
27,000	27,000	$ 6.00 - $ 6.11
756,100	948,600

As of June 30, 2008, there was $240,000 of option compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.6 years.

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

(In thousands)	June 30,	December 31,
	2008	2007
Raw materials	$5,604	$6,552
Work in progress	748	751
Finished goods	3,070	3,540
Supplies	642	573
Total Inventories	10,064	11,416
Inventory reserve	(14)	(24)
Net Inventories	$10,050	$11,392
9.	Derivatives and Hedging Activities

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

For the six month period ended June 30, 2007, we marked the contracts to market, recording a net gain of approximately $2,000 as a component of "Other Comprehensive Income" and as a current asset on the balance sheet at June 30, 2007.  The recognition of this net gain had no effect on our cash flow.

In addition, we had foreign currency contracts not designated as cash flow hedges.  At June 30, 2008, we marked these contracts to market, recording expense of approximately $34,000 as a component of our year to date net loss and as a current liability on the balance sheet at June 30, 2008.

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

Following are our results for the three month and six month periods ended June 30, 2008 and 2007.

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET SALES	$6,916	$7,281	$13,662	$14,434
Cost of sales	5,912	5,906	11,998	11,657
GROSS MARGIN	1,004	1,375	1,664	2,777
Technical services and research and development	61	56	127	118
Selling, general and administrative expenses	1,154	1,078	2,229	2,221
Gain on disposal of assets	-	-	(2)	-
OPERATING INCOME (LOSS)	(211)	241	(690)	438
OTHER INCOME (EXPENSE):
Interest income	-	2	1	3
Interest expense	(131)	(180)	(275)	(339)
Gain (loss) on foreign currency exchange rate	(2)	46	(1)	51
Other, net	9	-	10	-
INCOME (LOSS) BEFORE INCOME TAX	(335)	109	(955)	153
Income tax expense (benefit)	3	27	(28)	32
NET INCOME (LOSS)	$(338)	$82	$(927)	$121

Income (loss) per diluted common share:	$(0.04)	$0.01	(0.12)	0.01
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

We expect to introduce by the end of the third quarter of 2008 four new colored pigments that are heat and UV stable and are branding these new products under the name TIOPREM Gray, Orange, Beige and Brown.  In the future we will be able to sell our products for use in plastics, top coat paint and paper applications which were not previously available to us with our traditional HITOX.  We expect these products to greatly expand our target market.  We believe these products have great potential and will positively contribute to our results in the second half of 2008.

However, actual results may differ materially from those indicated by these forward looking statements because of various risks and uncertainties.  For more information on these risks and uncertainties, please see the “Forward Looking Information” appearing below the Table of Contents of this report.

Results of Operations

Consolidated Net Sales:  Following is a summary of our consolidated products sales for the three month and six month periods ended June 30, 2008 and 2007 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	Three Months Ended June 30,						Six Months Ended June 30,
Product	2008		2007		Variance		2008		2007		Variance
HITOX	$3,501	51%	$3,686	51%	$(185)	-5%	$7,306	53%	$7,637	53%	$(331)	-4%
ALUPREM	2,208	32%	2,455	34%	(247)	-10%	3,929	29%	4,524	31%	(595)	-13%
BARTEX	814	12%	847	12%	(33)	-4%	1,724	13%	1,608	11%	116	7%
HALTEX	284	4%	161	2%	123	76%	564	4%	397	3%	167	42%
TIOPREM	26	0%	-	0%	26		26	0%	-	0%	26
SR	-	0%	12	0%	(12)	-100%	-	0%	12	0%	(12)	-100%
OTHER	83	1%	120	1%	(37)	-31%	113	1%	256	2%	(143)	-56%
Total	$6,916	100%	$7,281	100%	$(365)	-5%	$13,662	100%	$14,434	100%	$(772)	-5%
22

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

For the quarter ended June 30, 2008, consolidated net sales decreased approximately $365,000 compared to the second quarter 2007 primarily due to decreases in both ALUPREM and HITOX sales.

  ALUPREM sales were down 10% primarily due to a change in the order pattern of a significant US customer which accounted for $773,000 of the decrease in ALUPREM sales.  Partially offsetting the decline in US sales, the European ALUPREM sales increased 41% or $526,000 in the second quarter 2008 and kept pace with the growth experienced in the last several quarters.  The European market accounted for approximately 82% of the total ALUPREM sales for the quarter ended June 30, 2008 as compared to 53% for the same period 2007.
  HITOX sales declined 5% as weakness in the North American market was only partially offset by growth in Asia.

For the six month period ended June 30, 2008, consolidated net sales decreased approximately $772,000 compared to the same period 2007 primarily due to decreases in both ALUPREM and HITOX sales.

  ALUPREM sales were down 13% primarily due to a change in the order pattern of a significant US customer which accounted for $1,721,000 of the overall decrease in ALUPREM sales.  Partially offsetting the decline in US sales, the European ALUPREM sales increased 47% or $1,126,000.
  HITOX sales declined 4% primarily due to a weak North American market and the loss of a customer in Europe.

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX and HALTEX to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TP&T and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three month and six month periods ended June 30, 2008 and 2007 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	Three Months Ended June 30,						Six Months Ended June 30,
Product	2008		2007		Variance		2008		2007		Variance
HITOX	$2,432	61%	$2,664	54%	$(232)	-9%	$5,195	65%	$5,475	56%	$(280)	-5%
ALUPREM	391	10%	1,164	24%	(773)	-66%	414	5%	2,135	22%	(1,721)	-81%
BARTEX	814	20%	847	17%	(33)	-4%	1,724	22%	1,608	16%	116	7%
HALTEX	284	7%	161	3%	123	76%	564	7%	397	4%	167	42%
OTHER	77	2%	87	2%	(10)	-11%	101	1%	186	2%	(85)	-46%
Total	$3,998	100%	$4,923	100%	$(925)	-19%	$7,998	100%	$9,801	100%	$(1,803)	-18%
  HITOX sales at the Corpus Christi operation decreased 9% and 5%, respectively, for the three month and six month periods ended June 30, 2008 as compared to the same periods 2007.  For the second quarter 2008, HITOX sales in the North American market declined 21% and are down 12% year to date.  This decline in the North American market has been partially offset by higher sales in South America.
  ALUPREM sales in US are down for the three month and six month periods ended June 30, 2008 primarily due to a change in the order pattern of a significant customer.
  HALTEX sales in US sales increased for both the second quarter and year to date primarily due to an increase in customer demand and the introduction of a new grade of HALTEX.
23

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operation

Our subsidiary in the Netherlands, TP&T, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TP&T purchases HITOX from TMM for distribution in Europe.  Our increased sales efforts in Europe have resulted in an increase in our customer base, as well as our sales volume.  The following table represents TP&T’s ALUPREM and HITOX sales (in thousands) for the three month and six month periods ended June 30, 2008 and 2007 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended June 30,						Six Months Ended June 30,
Product	2008		2007		Variance		2008		2007		Variance
ALUPREM	$1,817	85%	$1,291	80%	$526	41%	$3,515	86%	$2,389	78%	$1,126	47%
HITOX	291	14%	330	20%	(39)	-12%	528	13%	662	22%	(134)	-20%
TIOPREM	26	1%	-	0%	26		26	1%	-	0%	26
Total	$2,134	100%	$1,621	100%	$513	32%	$4,069	100%	$3,051	100%	$1,018	33%
  ALUPREM sales in Europe increased 41% and 47%, respectively, for the three month and six month periods ended June 30, 2008.  The increase is primarily related to an increase in volume and the effects of the foreign currency exchange rate as the Euro strengthens against the USD.  The increase in volume is primarily due to an increase in TP&T’s customer base.
  HITOX sales in Europe decreased for both the second quarter and year to date primarily due to the loss of a customer.

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TP&T.  The following table represents TMM’s sales (in thousands) for the three month and six month periods ended June 30, 2008 and 2007 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended June 30,						Six Months Ended June 30,
Product	2008		2007		Variance		2008		2007		Variance
HITOX	$778	100%	$692	94%	$86	12%	$1,583	99%	$1,500	95%	$83	6%
SR	-	0%	12	1%	(12)	-100%	-	0%	12	1%	(12)	-100%
OTHER	6	0%	33	5%	(27)	-82%	12	1%	70	4%	(58)	-83%
Total	$784	100%	$737	100%	$47	6%	$1,595	100%	$1,582	100%	$13	1%
  HITOX sales in Asia increased for both the second quarter and year to date primarily due to an increase in the customer base.

Other Consolidated Results

Gross Margin:  For the three month period ended June 30, 2008, gross margin decreased approximately 4.4%, from 18.9% in 2007 to 14.5% in 2008 and for the six month periods ended June 30, 2008 and 2007, gross margin decreased approximately 7.0%, from 19.2% to 12.2%, respectively.  The primary factors for the decline in gross margin are lower fixed cost absorption and increased energy, freight and raw material costs.

Technical Services, Selling, General and Administrative Expenses (SG&A):  For the three month period ended June 30, 2008, SG&A expense increased approximately 7% primarily related to severance pay, sales commissions, product samples and consulting fees.  For the six month period ended June 30, 2008, SG&A expense was relatively flat.

24

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Interest Expense:  Net interest expense decreased 27% and 19% for the three month and six month periods ended June 30, 2008 and 2007, respectively, primarily related to lower interest rates on our lines of credit.

Net Income / Loss:  For the three month and six month periods ended June 30, 2008, we incurred a net loss of $338,000 and $927,000, respectively, on net sales of $6,916,000 and $13,662,000, respectively.  This compares with net income of $82,000 and $121,000, on net sales of $7,281,000 and $14,434,000 for the three month and six month periods ended June 30, 2007, respectively.  Lower sales combined with higher cost of energy, freight and raw materials, as well as lower fixed cost absorption, contributed to the loss in 2008.

Income Taxes:  Income taxes consisted of state income tax expense of $3,000 for the three month period ended June 30, 2008, compared state income tax expense of $9,000 and foreign income tax expense of $18,000 for the same three month period in 2007.  For the six month periods ended June 30, 2008 and 2007, we recorded state income tax expense of $5,000 and foreign income tax benefit of $33,000 and state income tax expense of $18,000 and foreign income tax expense of $14,000, respectively.  Taxes are based on an estimated annualized consolidated effective rate of 3%.

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $167,000 from December 31, 2007 to June 30, 2008 as compared to a decrease of $383,000 from December 31, 2006 to June 30, 2007.

	Six Months Ended June 30,
(In thousands)	2008	2007
Net cash provided by (used in)
Operating activities	$935	$(712)
Investing activities	(1,696)	(397)
Financing activities	603	807
Effect of exchange rate fluctuations	(9)	(81)
Net change in cash and cash equivalents	$(167)	$(383)

Operating Activities

Operating activities provided $935,000 during the first six months of 2008.  Following are the major changes in working capital affecting cash provided by operating activities for the six month period ended June 30, 2008:

  Accounts Receivable:  Accounts receivable increased $1,415,000 as compared to an increase of $1,112,000 for the same period 2007.  Accounts receivable increased primarily due to stronger sales in the second quarter 2008 as compared to the fourth quarter 2007.  At the Corpus Christi operation, accounts receivable increased $1,112,000 and at TP&T $315,000, offset by a decrease at TMM $12,000.
  Inventories: Inventories decreased $1,523,000 as compared to an decrease of $198,000 for the same period 2007 primarily due to our overall strategy to reduce our stock of SR worldwide and improve inventory turns and cash flows.  Inventories at the Corpus Christi operation decreased $1,369,000 and TMM’s decreased $245,000 primarily due to a decrease in SR at both locations.  TP&T’s finished goods inventory increased $91,000.
  Other Current Assets:  Other current assets increased $332,000 as compared to an increase of $279,000 for the same period 2007.  At the Corpus Christi operation, prepaid expenses increased $297,000 primarily due to prepaid deposits and insurance; at TP&T $97,000 related to prepaid insurance and pension expense; offset by a decrease TMM of $62,000.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $1,041,000 as compared to a decrease of $591,000 for the same period 2007.  Accounts payable and accrued expenses increased at TMM $811,000; at the Corpus Christi operation $49,000; at TP&T $181,000.  The primary factor leading to the increase in accounts payable and accrued expenses was the production of Synthetic Rutile at TMM during the month of June, 2008.
25

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Investing Activities

We used cash of $1,696,000 in investing activities during the first six months of 2008 primarily for the purchase of fixed assets.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $299,000 for new equipment, as compared to $161,000 for the same period 2007.
  Netherlands Operation:  We invested approximately $31,000 at TP&T for new equipment, as compared to $207,000 for the same period 2007.
  Malaysian Operation:  We invested approximately $1,366,000 at TMM for new equipment related to the new powder treatment facility, as compared to $29,000 for the same period 2007.

Financing Activities

We received $603,000 from financing activities during the six month period ended June 30, 2008.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit decreased $125,000 primarily as a result of the decrease in inventory levels, as compared to an increase of $625,000 for the same period 2007 which was primarily related to paying off the related party debt to Paulson Ranch, in the amount of $400,000, and working capital.  Borrowings on our foreign line of credit, affected via TP&T, increased approximately $53,000 primarily for the purpose of financing working capital as compared to an increase of $377,000 for the same period 2007.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowings on the ECR increased $365,000 primarily for working capital.  TMM did not have any borrowings on the ECR for the same period 2007.
  Capital Leases:  Capital leases increased approximately $17,000 as compared to a reduction of $33,000 for the same period 2007.  We received $26,000 in proceeds under a new capital lease relating to the acquisition of a new forklift at the Corpus Christi operation offset by a reduction in capital leases, primarily at TP&T.
  Long-term Debt – Financial Institutions:  Long-term debt decreased approximately $345,000 as compared to decrease of $267,000 for the same period 2007.  TMM’s net long-term debt increased $522,000 primarily related to new powder treatment facility.  Net long-term debt at the Corpus Christi operation decreased approximately $2,000 and TP&T’s decreased approximately $175,000.
  Proceeds from Issuance of Common Stock:  We received $12,000 from the exercise of employee stock options.
  Preferred Stock Dividends:  We paid dividends of $30,000 on its Series A convertible preferred stock.
26

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3, we have significant borrowings which require, among other things, compliance with certain financial ratios, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of operating losses incurred during the quarter ended June 30, 2008, we were not in compliance with these financial ratio covenants under our US credit facility (“Credit Facility”); however, we requested and received a waiver for the quarter ended June 30, 2008 contingent on the following (see Exhibit 10.1):

  Payment of a waiver fee, in the amount of $10,000, to Bank of America
  Increase in interest rates from prime to prime plus two percent (2%)
  Injection of $1,000,000 in new capital within 30 days of signing of the Waiver and Amendment to the Agreement
  Modification of the Current Ratio covenant from greater than or equal to 1.10 to greater than or equal to 1.70 on a quarterly basis
  Execution of a release of claims

The Board of Directors has authorized a Private Placement of our common stock to raise a minimum of $1,000,000 and has agreed to the terms as outline above.  However, based on the Company’s current projections for the next twelve month period, an extension of the existing waiver, a new waiver covering certain terms and conditions of the Credit Facility, an amendment to the Credit Facility or some combination of the above may be required.

At June 30, 2008, a total of $4,216,000 was outstanding on the Credit Facility.  A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the Credit Facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable.

In addition, the Company’s two subsidiaries, TMM and TPT have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At June 30, 2008, TMM’s utilization under the credit facilities and term loans with HSBC Bank Malaysia Berhad (“HSBC”) and RHB Bank Berhad (“RHB”) totaled $1,238,000; and TPT’s utilization under the Credit Facility and term loans with Rabobank totaled $3,495,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or the Netherlands, there can be no assurances that this debt will not be called for payment.

Over the last year, we have actively pursued new production methods and new product development.  As a result, we introduced new products to the market earlier this year and completed our new powder treatment facility in May 2008.  We believe the changes in our manufacturing process and the acceptance of our new products in the market will improve cash flows.  However, our ability to continue to operate as a going concern is dependent on our ability to improve our operating cash flows to a sufficient level, successfully negotiate with our US lending institution, and/or raise sufficient new capital.  There can be no assurance these changes in our operations or our financing initiatives will be successful.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity

The terms of the Company’s borrowings contain restrictions and covenants, including covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company’s financial position.  As noted above, the Company was not in compliance with certain financial covenant ratios under our credit facility with Bank of America for the quarter ended June 30, 2008.

Based on the Company’s current projections for the next twelve month period, an extension of the existing waiver, a new waiver covering certain terms and conditions of the Credit Facility, an amendment to the Credit Facility or some combination of the above may be required.

Following is a summary of our long-term debt and notes payable:

(In thousands)	June 30,	December 31,
	2008	2007
Term note payable to a U.S. bank, with an interest rate of 5.0% at June 30, 2008, due November 30, 2010.	$649	$723
Term note payable to a U.S. bank, with an interest rate of 5.0% at June 30, 2008, due May 1, 2012.	392	441
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at June 30, 2008, due June 1, 2009. (135 Euro)	213	296
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.2% at June 30, 2008, due July 1, 2029. (411 Euro)	647	614
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at June 30, 2008, due January 31, 2030. (407 Euro)	641	608
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at June 30, 2008, due July 31, 2015. (358 Euro)	564	560
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 4.5% at June 30, 2008, due September 30, 2010.	691	343
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 4.57% at June 30, 2008, due June 30, 2011.	181	-
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at June 30, 2008, due April 13, 2013	117	-
Revolving line of credit, payable to a U.S. bank, with an interest rate of bank prime, 5.0% at June 30, 2008, due April 1, 2009.	3,175	3,300
Total	7,270	6,885
Less current maturities	5,016	4,207
Total long-term debt and notes payable	$2,254	$2,678

US Operations

US Credit Facility:

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on March 19, 2008.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2008 to April 1, 2009.  The Line provides us with a $5,000,000 revolving line of credit subject to a defined borrowing base.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At June 30, 2008, the outstanding balance on the Line was $3,175,000 and we had $491,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

On December 13, 2005, we entered into a real estate term loan (the “Loan”) with the Bank, in the amount of $1,029,000.  The Loan is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 5.0%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at June 30, 2008 was $649,000.

On May 7, 2007, we entered into a term loan (the “Term Loan”) with the bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is a rate equal to the Bank’s Prime Rate (currently 5.0%), is due and payable monthly.  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at June 30, 2008, was $392,000.

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

For the quarter ended June 30, 2008, the Company was not in compliance with the Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio covenants under our credit facility with Bank of America; however, we requested and received a waiver for the quarter ended June 30, 2008 contingent on the following (see Exhibit 10.1):

  Payment of a waiver fee, in the amount of $10,000, to Bank of America
  Increase in interest rates from prime to prime plus two percent (2%)
  Injection of $1,000,000 in new capital within 30 days of signing of the Waiver and Amendment to the Agreement
  Modification of the Current Ratio covenant from greater than or equal to 1.10 to greater than or equal to 1.70 on a quarterly basis
  Execution of a release of claims

The Board of Directors has authorized a Private Placement of our common stock to raise a minimum of $1,000,000 and has agreed to the terms as outline above.  However, based on the Company’s current projections for the next twelve month period, an extension of the existing waiver, a new waiver covering certain terms and conditions of the Credit Facility, an amendment to the Credit Facility or some combination of the above may be required.

At June 30, 2008, a total of $4,216,000 was outstanding on the Credit Facility.  A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the Credit Facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable.

Other US Long-term Debt:

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan will be repaid over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at June 30, 2008 was $117,000.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operations

On March 20, 2007, our subsidiary, TP&T, entered into a new short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TP&T’s line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 8.05%), will mature on December 31, 2009 and is secured by TP&T’s accounts receivable and inventory.  At June 30, 2008 TP&T had utilized Euro 908,000 ($1,430,000) of its short-term credit facility.

On April 2, 2004, TP&T entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TP&T’s credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TP&T’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($17,742).  The loan balance at June 30, 2008 was Euro 135,000 ($213,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TP&T entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TP&T utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TP&T’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,545).  The loan balance at June 30, 2008 was Euro 411,000 ($647,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TP&T entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TP&T’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,466).  The mortgage is secured by the land and building purchased by TP&T on January 3, 2005.  The loan balance at June 30, 2008 was Euro 407,000 ($641,000).

On July 19, 2005, TP&T entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($6,562).  The loan is secured by TP&T’s assets.  The loan balance at June 30, 2008 was Euro 358,000 ($564,000).

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Malaysian Operations

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from Malaysian Ringgits (“RM”) 500,000 ($153,000) to RM 3,780,000 ($1,157,000) and added a US Dollar term loan (“HSBC Loan”) in the amount of $1,000,000.  Monthly interest payments began in December 2005.  Monthly principal payments began on August 26, 2007 and will continue through June 30, 2010.  The interest rate at June 30, 2008 was 4.5% and the loan balance was $691,000.

TMM renewed its banking facility with HSBC on October 30, 2007, for the purpose of extending the maturity date of the current facility from October 31, 2007, to October 31, 2008.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($153,000), a bank guarantee of RM 300,000 ($92,000) and an ECR up to RM 8,000,000 ($2,449,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On October 30, 2006, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2006, to October 31, 2007.  The RHB facility, which TMM is currently renegotiating, provides for an overdraft line of credit up to RM 1,000,000 ($306,000) and an ECR up to RM 9,300,000 ($2,847,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($306,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,591,000 to $7,652,000) to be used for hedging purposes against TMM’s sales based in currencies other than the RM.
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

On May 30, 2008, TMM entered into a US Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $181,000, will be repaid over a period of 22 months with an interest rate of 0.75% above the RHB prime.  Monthly principal ($8,350 per month) and interest payments commenced on July 1, 2008, and will continue through April 1, 2009.  The interest rate at June 30, 2008 was 4.57% and the loan balance was $181,000.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At June 30, 2008, the outstanding balance on their ECR facilities was RM 1,194,000 ($366,000).

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

Changes in Internal Controls

During the period covered by this report, the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) were impacted due to the termination of the Company’s Chief Financial Officer on May 23, 2008; and the temporary appointment of the Company’s Controller as Acting Chief Financial Officer.  The Company is currently interviewing candidates for the position of Chief Financial Officer and anticipates filling the CFO position prior to September 30, 2008.

Part II  -  Other Information

Item 1.	Legal Proceedings

Subsequent to the end of the quarter ended June 30, 2008, we learned that our former chief financial officer, Steven H. Parker, filed a complaint with the Occupational Safety and Health Administration, U.S. Department of Labor.  Parker’s complaint was filed on or about July 21, 2008, and alleges that TOR Minerals International, Inc. violated the whistleblower provisions of the Sarbanes-Oxley Act of 2002 by terminating Parker’s employment in response to Parker’s reporting to our CEO and a board member of the negative accounting treatment of a potential transaction.  We believe our actions were appropriate and intend to vigorously defend this complaint.  Relief sought by Parker includes back pay, reinstatement or front pay in lieu of reinstatement and reasonable attorney’s fees and costs.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 23, 2008, at the Omni Marina Hotel, Corpus Christi, Texas.  The following matters were submitted for vote of the security holders:

Election of Directors		For		Withheld
David A. Hartman		7,458,618		18,004
Douglas M. Hartman		7,298,028		178,594
Olaf Karasch		7,436,218		40,404
Thomas W. Pauken		7,298,528		178,094
Bernard A. Paulson		7,456,518		20,104
Steven E. Paulson		7,458,118		18,504
Chin-Yong Tan		7,406,842		69,780

	For	Against	Abstain	- Vote
Amendment of the 2000 Incentive Stock Option Plan	4,513,504	592,872	6,500	2,363,746

Ratification of Auditors	7,467,507	5,425	3,690	--
33

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 10.1	Waiver and Sixth Amendment to Loan Agreement with Bank of America, Executed August 14, 2008
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc. _______________ (Registrant)

Date:	August 14, 2008	OLAF KARASCH Olaf Karasch President and CEO

Date:	August 14, 2008	BARBARA RUSSELL Barbara Russell Acting CFO and Controller

