Form 10-Q
period 2008-09-30
TOR MINERALS INTERNATIONAL INC
filed 2008-11-13
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 OR
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

Large Accelerated Filer [__]	Accelerated Filer [__]	Non-accelerated Filer [__]	Smaller Reporting Company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]		No [ X ]
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value		Shares Outstanding as of October 31, 2008 7,878,492

1

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Operations -- Three months and nine months ended September 30, 2008 and 2007	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three months and nine months ended September 30, 2008 and 2007	4
	Condensed Consolidated Balance Sheets -- September 30, 2008 and December 31, 2007	5
	Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2008 and 2007	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	21

Item 4.	Controls and Procedures	34

Part II - Other Information

Item 1.	Legal Proceedings	35

Item 1-A.	Risk Factors	35

Item 6.	Exhibits	36

Signatures		36

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

2

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET SALES	$7,503	$7,558	$21,165	$21,992
Cost of sales	6,527	6,082	18,525	17,739
GROSS MARGIN	976	1,476	2,640	4,253
Technical services and research and development	62	65	189	183
Selling, general and administrative expenses	1,058	1,055	3,287	3,276
Gain on disposal of assets	-	-	(2)	-
OPERATING INCOME (LOSS)	(144)	356	(834)	794
OTHER INCOME (EXPENSE):
Interest income	-	8	1	11
Interest expense	(134)	(179)	(409)	(518)
Gain (loss) on foreign currency exchange rate	(4)	(35)	(5)	16
Other, net	1	-	11	-
INCOME (LOSS) BEFORE INCOME TAX	(281)	150	(1,236)	303
Income tax expense (benefit)	89	(15)	61	17
NET INCOME (LOSS)	$(370)	$165	$(1,297)	$286
Less: Preferred Stock Dividends	15	15	45	45
Income (Loss) Available to Common Shareholders	$(385)	$150	$(1,342)	$241

Income (loss) per common share:
Basic	$(0.05)	$0.02	$(0.17)	$0.03
Diluted	$(0.05)	$0.02	$(0.17)	$0.03
Weighted average common shares outstanding:
Basic	7,878	7,844	7,876	7,844
Diluted	7,878	7,844	7,876	7,901

See accompanying notes.
3

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET INCOME (LOSS)	$(370)	$165	$(1,297)	$286
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain arising during the period	-	3	-	1
Net (gain) loss reclassified to income	-	2	1	(79)
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	(1,509)	603	(704)	1,075
Other comprehensive income (loss), net of tax	(1,509)	608	(703)	997
COMPREHENSIVE INCOME (LOSS)	$(1,879)	$773	$(2,000)	$1,283

See accompanying notes.
4

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$443	$376
Trade accounts receivable, net	4,912	3,791
Inventories, net	9,959	11,392
Other current assets	754	578
TOTAL CURRENT ASSETS	16,068	16,137
PROPERTY, PLANT AND EQUIPMENT, net	20,222	20,421
GOODWILL	2,056	2,131
OTHER ASSETS	40	47
TOTAL ASSETS	$38,386	$38,736

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,921	$1,992
Accrued expenses	2,853	1,266
Accrued - private placement stock subscriptions	2,100	-
Notes payable under lines of credit	1,278	1,276
Export credit refinancing facility	759	-
Current deferred tax liability	20	16
Current maturities - Capital leases	86	80
Current maturities of long-term debt – Financial Institutions	2,023	4,207
TOTAL CURRENT LIABILITIES	11,040	8,837
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	164	213
Long-term debt – Financial Institutions	2,061	2,678
Deferred Tax Liability	630	603
TOTAL LIABILITIES	13,895	12,331
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 9/30/08 and 12/31/07	2	2
Common stock $.25 par value: authorized, 20,000 shares; 7,878 and 7,869 shares issued and outstanding at 9/30/08 and at 12/31/07, respectively	1,969	1,967
Additional paid-in capital	23,003	22,874
Accumulated deficit	(3,931)	(2,589)
Accumulated other comprehensive income:
Unrealized gain on derivatives	-	(1)
Cumulative translation adjustment	3,448	4,152
Total shareholders' equity	24,491	26,405
	$38,386	$38,736
See accompanying notes.
5

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,297)	$286
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,483	1,303
Stock-based compensation expense	119	150
Gain on sale/disposal of property, plant and equipment	(2)	-
Deferred income taxes	51	21
Provision for bad debt	51	-
Changes in working capital:
Receivables	(1,240)	(1,088)
Inventories	1,223	197
Other current assets	(189)	(425)
Accounts payable and accrued expenses	1,592	(523)
Accrued expense - Private Placement Stock Subscriptions	2,100	-
Net cash provided by (used in) operating activities	3,891	(79)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,740)	(622)
Proceeds from sales of property, plant and equipment	3	1
Net cash used in investing activities	(1,737)	(621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds / (payments) from lines of credit	(2,903)	875
Net proceeds from export credit refinancing facility	759	-
Net payments on capital leases	(34)	(52)
Proceeds from long-term bank debt	2,049	669
Payments on long-term bank debt	(1,809)	(487)
Payments on related party long-term debt	-	(400)
Proceeds from the issuance of common stock through exercise of common stock options	12	36
Preferred stock dividends paid	(45)	(45)
Net cash provided by (used in) financing activities	(1,971)	596
Effect of exchange rate fluctuations on cash and cash equivalents	(116)	(53)
Net decrease in cash and cash equivalents	67	(157)
Cash and cash equivalents at beginning of period	376	896
Cash and cash equivalents at end of period	$443	$739

Supplemental cash flow disclosures:
Interest paid	$409	$519
Taxes paid	$7	$10
See accompanying notes.
6

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Going Concern

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 4 to our financial statements, we have significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of operating losses incurred during the quarters ended June 30 and September 30, 2008, we were not in compliance with these financial ratio covenants under our US credit facility (“Credit Facility”) with Bank of America (“BOA”); however, we have received a waiver from BOA for the quarters ended June 30 and September 30, 2008.

Under the terms of the waiver, we agreed to:

  Pay a waiver fee, in the amount of $10,000 and $5,000 for the quarters ended June 30 and September 30, 2008, respectively, to BOA;
  Accept an increase in interest rates applicable to all BOA borrowings from BOA’s prime rate to BOA’s prime rate plus two percent (2%);
  Obtain an injection of $1,000,000 in new capital;
  Reduce line of credit from $5,000,000 to $2,500,000;
  Modify the Current Ratio covenant set forth in the Credit Facility from greater than or equal to 1.10 to greater than or equal to 1.70 on a quarterly basis; and
  Execute a release of claims we may have against BOA regarding the Credit Facility.

During the quarter ended September 30, 2008, our Board of Directors authorized a Private Placement of our common stock to raise a minimum of $1,000,000 on terms more fully set forth in Note 3 to the consolidated financial statements included in this report as well as on the Form 8-K we filed with the Securities and Exchange Commission on October 14, 2008..  However, based on the Company’s current projections for the next twelve month period, an extension of the existing waiver, a new waiver covering certain terms and conditions of the Credit Facility, an amendment to the Credit Facility or some combination of the above may be required.

At June 30 and September 30, 2008, a total of $4,216,000 and $1,330,000, respectively, was outstanding under the Credit Facility.  A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the Credit Facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable.

In addition, the Company’s two subsidiaries, Tor Minerals Malaysia, Sdn. Bhd (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At September 30, 2008, TMM’s utilization under the credit facilities and term loans with HSBC Bank Malaysia Berhad (“HSBC”) and RHB Bank Berhad (“RHB”) totaled $1,634,000, while TPT’s  utilization under the Credit Facility and term loans with Rabobank totaled $3,046,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or the Netherlands, there can be no assurances that this debt will not be called for payment.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Over the last year, we have actively pursued new production methods and new product development.  As a result, we introduced new products to the market earlier this year and completed our new powder treatment facility in Malaysia in May 2008.  We believe the changes in our manufacturing process and the acceptance of our new products in the market will improve cash flows.  However, our ability to continue to operate as a going concern is dependent on our ability to improve our operating cash flows to a sufficient level, successfully negotiate with our US lending institution, and/or raise sufficient new capital.  There can be no assurance these changes in our operations or our financing initiatives will be successful.

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, in our Annual Report on Form 10-K filed with the SEC on March 18, 2008.  Operating results for the three month and nine month periods ended September 30, 2008, are not necessarily indicative of the results for the year ending December 31, 2008.

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

In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State’s current franchise tax regime. The new legislation’s effective date was January 1, 2007, which means that our first Texas margins tax (“TMT”) return did not become due until May 15, 2008 and was based on our 2007 operations. Although the TMT is imposed on an entity’s gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax.  In accordance with the guidance provided in SFAS No. 109, we have determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

In accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and the Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2005 through December 31, 2007.  Our state returns, which are filed in Texas and Michigan, are subject to examination for the tax years ended December 31, 2004 through December 31, 2007and our return filed in Ohio is subject to examination for the tax years ended December 31, 2006 through December 31, 2007.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ended December 31, 2003 through December 31, 2007.

As of January 1, 2008, we did not have any unrecognized tax benefits and there was no change during the nine-month period ended September 30, 2008.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The Company elected not to fair value any additional financial instruments and thus the adoption of SFAS 159 did not materially impact our consolidated financial position or results of operations.

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

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of fair value hierarchy as of September 30, 2008:

	September 30, 2008
(In thousands)	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$68	$-	$68	$-

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

The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 161 requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of gains and losses on derivative instruments.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will be required to comply with the disclosure requirements of SFAS No. 161 in our 2009 first quarter financial statements.

The FASB has issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

Note 2.	Series A Convertible Preferred Stock Dividend

On September 7, 2008, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended September 30, 2008, payable on October 1, 2008, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on September 7, 2008.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 3.	Private Placement Stock Offering

As discussed in Note 1 – Accounting Policies, Going Concern, the Company has significant borrowings which require, among other things, compliance with certain financial covenants on a quarterly basis.  As a result of operating losses incurred during the quarters ended June 30 and September 30, 2008, we were not in compliance with the financial covenants under our US credit facility (“Credit Facility”) with Bank of America (“BOA”).  The Company has received a waiver from BOA, however, pursuant to one of the provisions of the waiver, the Company agreed to raise cash equity contribution of at least $1 million.

On October 14, 2008, the Company disclosed on Form 8-K filed with the Securities and Exchange Commission the receipt of subscription agreements in connection with our private placement of seventy (70) investment units (each, a “Unit”) offered at a price of $30,000 per Unit.  We accepted subscriptions to purchase twenty-five (25) Units ($750,000) from accredited investors who are not officers, directors, employees or consultants of TOR (“Non-Insiders”).  Although we have received subscription agreements from accredited investors desiring to purchase the remaining forty-five (45) Units ($1,350,000), because these accredited investors are also certain of our directors, officers, employees and consultants (“Insiders”), we have not accepted these subscriptions and will not accept them unless and until we receive shareholder approval of these potential sales.  The Units to which Insiders have subscribed contain the same terms as those offered to Non-Insiders.  Each such Unit consists of 25,000 shares of Common Stock, and a Warrant to purchase an additional 25,000 shares of Common Stock at $2.00 per share for a period of three years.

To satisfy NASDAQ Marketplace Rules applicable to the participation of Insiders (“Insider Participation”) in the private placement offering, shareholder approval is being sought pursuant to a consent solicitation.  The Consents are being sought for the Insider Participation to ensure that (i) any sale of Units to the Insiders when combined with sales to Non-Insiders, do not result in the issuance of twenty percent or more of Common Stock outstanding before the issuance, at a price less than the greater of book or market value without approval by the Company’s stockholders as set forth in NASDAQ Rule 4350(i)(1)(D) and (ii) to the extent  the Insider Participation could be considered an equity compensation arrangement as set forth in NASDAQ Rule 4350(i)(1)(A), the Company’s stockholders approve of it.  We have initiated this consent solicitation process, and began the process of mailing our shareholders the Consent Statement on November 3, 2008.

For the quarter ended September 30, 2008, the Company has utilized the funds received in connection with the subscription agreements for the 70 units ($2,100,000) to reduce our Credit Facility with BOA.  As a result, the $2,100,000 is included on our Balance Sheet as a current liability as an accrued expense.  As stipulated in the amendment and debt waiver agreement, dated November 13, 2008, BOA has modified the deadline for raising the cash equity contribution of at least $1 million from September 16, 2008, to December 31, 2008.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4.	Long-Term Debt and Notes Payable

A summary of long-term debt and notes payable follows:

	(Unaudited)
(In thousands)	September 30,	December 31,
	2008	2007
Term note payable to a U.S. bank, with an interest rate of 7.0% at September 30, 2008, due November 30, 2010.	$613	$723
Term note payable to a U.S. bank, with an interest rate of 7.0% at September 30, 2008, due May 1, 2012.	367	441
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at September 30, 2008, due June 1, 2009. (101 Euro)	143	296
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 7.8% at September 30, 2008, due July 1, 2029. (406 Euro)	571	614
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at September 30, 2008, due January 31, 2030. (403 Euro)	567	608
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at September 30, 2008, due July 31, 2015. (346 Euro)	487	560
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 3.94% at September 30, 2008, due September 30, 2010.	267	343
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 3.88% at September 30, 2008, due September 30, 2011.	608	-
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2008, due April 13, 2013	111	-
Revolving line of credit, payable to a U.S. bank, with an interest rate of bank prime, 7.0% at September 30, 2008, due April 1, 2009.	350	3,300
Total	4,084	6,885
Less current maturities	2,023	4,207
Total long-term debt and notes payable	$2,061	$2,678

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

US Bank Credit Facility and Term Loans

Bank of America Credit Facility and Term Loans

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on March 19, 2008.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2008 to April 1, 2009.  As a condition of the waiver granted by the Bank on November 13, 2008, the Line, which provides us with a revolving line of credit subject to a defined borrowing base, was reduced from $5,000,000 to $2,500,000.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At September 30, 2008, the outstanding balance on the Line was $350,000 and we had $2,150,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

On December 13, 2005, we entered into a real estate term loan (the “Loan”) with the Bank, in the amount of $1,029,000.  The Loan is secured by our US real estate and leasehold improvements.  Interest, which is due and payable monthly, is equal to the Bank’s Prime Rate plus two percent (currently 7.0%).  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at September 30, 2008 was $613,000.

On May 7, 2007, we entered into a term loan (the “Term Loan”) with the bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is due and payable monthly, is equal to the Bank’s Prime Rate plus two percent (currently 7.0%).  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at September 30, 2008, was $367,000.

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

As stated above in Note 1, for the quarters ended June 30 and September 30, 2008, the Company was not in compliance with the Consolidated Fixed Charge Ratio and the Consolidated Funded Debt to EBITDA Ratio covenants under our credit facility with Bank of America; however, we requested and received a waiver for the quarters ended June 30 and September 30, 2008.  Terms of the waiver and our action in response thereto are more fully set forth in Note 1 above.

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan will be repaid over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at September 30, 2008 was $111,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TPT’s line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 8.05%), will mature on December 31, 2009 and is secured by TPT’s accounts receivable and inventory.  At September 30, 2008 TPT had utilized Euro 907,000 ($1,278,000) of its short-term credit facility.

On April 2, 2004, TPT entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TPT’s credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TPT’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($15,866).  The loan balance at September 30, 2008 was Euro 101,000 ($143,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TPT entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TPT’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,276).  The loan balance at September 30, 2008 was Euro 406,000 ($571,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,205).  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at September 30, 2008 was Euro 403,000 ($567,000).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,868).  The loan is secured by TPT’s assets.  The loan balance at September 30, 2008 was Euro 346,000 ($487,000).

TPT’s loan agreements covering both the credit facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in the Netherlands for such borrowings.  However, if demand is made by Rabobank, we may require additional debt or equity financing to meet our working capital and operational requirements, or if required, to refinance the demanded indebtedness.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Malaysian Bank Credit Facility and Term Loan

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from Malaysian Ringgits (“RM”) 500,000 ($145,000) to RM 3,780,000 ($1,098,000) and added a US Dollar term loan (“HSBC Loan”) in the amount of $1,000,000.  Monthly interest payments began in December 2005.  Monthly principal payments began on August 26, 2007 and will continue through June 30, 2010.  The interest rate at September 30, 2008 was 3.88% and the loan balance was $608,000.

TMM renewed its banking facility with HSBC on October 30, 2007, for the purpose of extending the maturity date of the current facility from October 31, 2007, to October 31, 2008.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($145,000), a bank guarantee of RM 300,000 ($87,000) and an ECR up to RM 8,000,000 ($2,323,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On October 30, 2007, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2007, to October 31, 2008.  The RHB facility, which TMM is currently renegotiating, provides for an overdraft line of credit up to RM 1,000,000 ($290,000) and an ECR up to RM 9,300,000 ($2,701,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($290,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,356,000 to $7,260,000) to be used for hedging purposes against TMM’s sales based in currencies other than the RM.
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

On May 30, 2008, TMM entered into a US Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $292,000, will be repaid over a period of 22 months with an interest rate of 0.75% above the RHB prime.  Monthly principal ($8,350 per month) and interest payments commenced on July 1, 2008, and will continue through April 1, 2009.  The interest rate at September 30, 2008 was 3.94% and the loan balance was $267,000.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At September 30, 2008, the interest rate was 4.5% and the outstanding balance on their ECR facilities was RM 2,614,000 ($759,000).

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Liquidity

The terms of the Company’s borrowings contain restrictions and covenants, including financial covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company’s consolidated financial position.  As noted above, the Company was not in compliance with certain financial covenant ratios under our credit facility with Bank of America for the quarters ended June 30 and September 30, 2008.

Based on the Company’s current projections for the next twelve month period, an extension of the existing waiver, a new waiver covering certain terms and conditions of the Credit Facility, an amendment to the Credit Facility or some combination of the above may be required.

Note 5.	Capital Leases

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at September 30, 2008 was approximately Euro 96,000 ($135,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($8,269).  The net present value of the lease at September 30, 2008 was Euro 167,000 ($217,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2008 was approximately $4,000.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease term is 36 months with equal monthly installments of $367.  The net present value of the lease at September 30, 2008 was $9,000.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2008 was approximately $2,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at September 30, 2008 was $24,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net Income (Loss)	$(370)	$165	$(1,297)	$286
Preferred Stock Dividends	(15)	(15)	(45)	(45)
Numerator for diluted earnings per share - income (loss) available to common shareholders after assumed conversions	$(385)	$150	$(1,342)	$241

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	7,878	7,844	7,876	7,844
Effect of dilutive securities:
Employee stock options	-	-	-	57
Dilutive potential common shares	-	-	-	57
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,878	7,844	7,876	7,901

Basic earnings (loss) per common share	$(0.05)	$0.02	$(0.17)	$0.03

Diluted earnings (loss) per common share	$(0.05)	$0.02	$(0.17)	$0.03

Excluded from the computation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at September 30, 2008 and 2007.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

For the three month and nine month periods ended September 30, 2008, all employee stock options (754,600) were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Employee stock options excluded from the computation of diluted earnings per share for the three month and nine month periods ended September 30, 2007, were 816,429 and 320,700, respectively.  These options were excluded from the computation of diluted earnings per share during these periods because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 7.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments.  All United States manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company’s wholly-owned subsidiaries, TMM, located in Malaysia and TPT, located in the Netherlands.  A summary of the Company’s manufacturing operations by geographic area is presented below:

(In thousands)	United States (Corpus Christi)	Europe (TP&T)	Asia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
September 30, 2008
Net Sales:
Customer sales	$4,567	$1,714	$1,222	$-	$7,503
Intercompany sales	-	431	2,403	(2,834)	-
Total Net Sales	$4,567	$2,145	$3,625	$(2,834)	$7,503

Location profit (loss)	$(395)	$(112)	$347	$(210)	$(370)

September 30, 2007
Net Sales:
Customer sales	$4,989	$1,620	$949	$-	$7,558
Intercompany sales	-	506	470	(976)	-
Total Net Sales	$4,989	$2,126	$1,419	$(976)	$7,558

Location profit (loss)	$(21)	$187	$(90)	$89	$165
As of and for the nine months ended:
September 30, 2008
Net Sales:
Customer sales	$12,565	$5,783	$2,817	$-	$21,165
Intercompany sales	69	785	4,386	(5,240)	-
Total Net Sales	$12,634	$6,568	$7,203	$(5,240)	$21,165

Location profit (loss)	$(1,230)	$87	$104	$(258)	$(1,297)
Location assets	$12,750	$10,977	$14,659	$-	$38,386

September 30, 2007
Net Sales:
Customer sales	$14,790	$4,671	$2,531	$-	$21,992
Intercompany sales	-	1,913	4,180	(6,093)	-
Total Net Sales	$14,790	$6,584	$6,711	$(6,093)	$21,992

Location profit (loss)	$(93)	$393	$(198)	$184	$286
Location assets	$13,700	$11,681	$14,591	$-	$39,972
18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Product sales of inventory between Corpus Christi, TPT and TMM are based on inter-company pricing, which includes an inter-company profit margin.  In the geographic information, the location profit (loss) from all locations is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted primarily of SR, HITOX and ALUPREM.

Note 8.	Stock Options and Equity Compensation Plan

The following table provides information as of September 30, 2008, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	754,600	$2.557	374,311
Equity compensation plans not approved by security holders	--		--
Total	754,600	$2.557	374,311

The Company's 1990 Incentive Stock Option Plan (“ISO”) for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At September 30, 2008, the 1990 Plan had 13,000 options outstanding.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders’ meeting on May 23, 2008, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased from 1,050,000 shares to 1,250,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2018.  At September 30, 2008, the Plan had 741,600 options outstanding, 134,089 exercised and 374,311 available for future issuance.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

For the three month periods ended September 30, 2008 and 2007, the Company recorded an expense of $29,000 and $36,000, respectively, in stock-based employee compensation expense and for the nine month periods ended September 30, 2008 and 2007, $119,000 and $117,000, respectively.  This compensation expense is included in the general and administrative expenses in the accompanying consolidated income statements.

The Company granted 65,000 and 167,000 options during the nine month periods ended September 30, 2008 and 2007, respectively.  The weighted average fair value per option at the date of grant for options granted in the nine month periods ended September 30, 2008 and 2007 was $2.09 and $2.01, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	3.52%	4.71%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.70	0.74
Expected term (in years)	7.00	7.00

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

The number of options exercisable at September 30, 2008 and 2007 was 585,500 and 590,409, respectively.  The weighted-average remaining contractual life of those options is 5.75 years.  Exercise prices on options outstanding at September 30, 2008 and 2007, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding at September 30,
2008	2007	Range of Exercise Prices
64,900	84,100	$ 0.92 - $ 1.99
579,400	589,029	$ 2.00 - $ 2.99
600	600	$ 3.00 - $ 3.99
66,500	95,500	$ 4.00 - $ 4.99
16,200	20,200	$ 5.00 - $ 5.99
27,000	27,000	$ 6.00 - $ 6.11
754,600	816,429

As of September 30, 2008, there was $210,000 of option compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.3 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Inventories

To improve inventory turns and cash flows, the Company made operational changes during the first quarter of 2008 to reduce the stock requirements of Synthetic Rutile (“SR”) and related finished goods on a worldwide basis.  This reduction in inventory is reflected in the following schedule.

(In thousands)	September 30,	December 31,
	2008	2007
Raw materials	$5,934	$6,552
Work in progress	991	751
Finished goods	2,453	3,540
Supplies	622	573
Total Inventories	10,000	11,416
Inventory reserve	(41)	(24)
Net Inventories	$9,959	$11,392
10.	Derivatives and Hedging Activities

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

For the nine month period ended September 30, 2007, we marked the contracts to market, recording a net gain of approximately $3,000 as a component of "Other Comprehensive Income" and as a current asset on the balance sheet at September 30, 2007.  The recognition of this net gain had no effect on our cash flow.

In addition, we had foreign currency contracts not designated as cash flow hedges.  At September 30, 2008, we marked these contracts to market, recording expense of approximately $68,000 as a component of our year to date net loss and as a current liability on the balance sheet at September 30, 2008.

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

Our US Operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, and HALTEX.  The facility is also the Global Headquarters for the Company.  The Asian Operation, operated through our wholly owned subsidiary TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), is located in Ipoh, Malaysia and manufactures SR and HITOX, while our European Operation, operated through our wholly owned subsidiary TOR Processing and Trade, BV (“TPT”), is located in Hattem, Netherlands and manufactures Alumina based products.

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

As noted below, the decline in the US economy has had an adverse impact on the sale of both our HITOX, which is a pigment used in paints and plastics, and our commodity grade ALUPREM, which is used in solid surface applications.  For the nine-month period ended September 30, 2008, our sales in North America of HITOX and ALUPREM have decreased by $1,120,000 and $406,000, respectively.

Following are our results for the three month and nine month periods ended September 30, 2008 and 2007.

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET SALES	$7,503	$7,558	$21,165	$21,992
Cost of sales	6,527	6,082	18,525	17,739
GROSS MARGIN	976	1,476	2,640	4,253
Technical services and research and development	62	65	189	183
Selling, general and administrative expenses	1,058	1,055	3,287	3,276
Gain on disposal of assets	-	-	(2)	-
OPERATING INCOME (LOSS)	(144)	356	(834)	794
OTHER INCOME (EXPENSE):
Interest income	-	8	1	11
Interest expense	(134)	(179)	(409)	(518)
Gain (loss) on foreign currency exchange rate	(4)	(35)	(5)	16
Other, net	1	-	11	-
INCOME (LOSS) BEFORE INCOME TAX	(281)	150	(1,236)	303
Income tax expense (benefit)	89	(15)	61	17
NET INCOME (LOSS)	$(370)	$165	$(1,297)	$286

Income (loss) per diluted common share	$(0.05)	$0.02	(0.17)	0.03
22

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

In 2008, we have focused on reducing our inventory levels of Synthetic Rutile (“SR”) and related finished goods inventory, primarily HITOX, on a worldwide basis.  To accomplish this, TMM manufactured approximately 32% less SR and our Corpus Christi operation reduced HITOX production approximately 60% during the nine month period ended September 30, 2008 as compared to the same period in 2007.  While improving our inventory turns and cash flow, the lower fixed cost absorption has had a negative impact on our financial results for 2008.  However, our inventory levels are now at the desired level and we anticipate our production levels to increase during the fourth quarter.

Looking to the future, our strategy focuses on pursuing niche markets for paints, plastics, papers and catalyst applications with high value-added products that produce good profit margins and have high barriers to entry.  These products have a solid value proposition with our customers and therefore sell at a higher average price and produce more attractive gross margins for TOR.  In addition, the high value-added nature of these products allows us to create close partnerships with our customers and develop long-term relationships with recurring and predictable revenue streams.

With the success of our alumina business, we are no longer dependent on one group of products for our success.  Our alumina business now accounts for approximately one-fourth of our overall revenue.  In 2009, we expect our alumina business to continue to increase in both the US and Europe.

As we look at our HITOX business going forward, we expect our traditional HITOX business to remain tied to the strength of the U.S. economy.  Our key growth strategy is to introduce newly developed, technically advanced colored pigments that will expand our target market and increase our sales potential.  We are applying technologies developed in our European Operation to create new high performance fillers and pigments.  Unlike our traditional HITOX products, our new products have high performance characteristics, much broader end market applications and provide for value-added premium pricing.

We expect to introduce by the end of 2008 four new colored pigments that are heat stable and are branding these new products under the names TIOPREM Gray, TIOPREM Orange, TIOPREM Beige and TIOPREM Brown.  In the future we expect to be able to sell our products for use in plastics, top coat paint and paper applications which were not previously available to us with our traditional HITOX.  We expect these products to greatly expand our target market.  We believe these products have great potential and will positively contribute to our results going forward.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Consolidated Net Sales:  Following is a summary of our consolidated products sales for the three month and nine month periods ended September 30, 2008 and 2007 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2008		2007		Variance		2008		2007		Variance
HITOX	$4,030	54%	$3,962	53%	$68	2%	$11,336	54%	$11,599	53%	$(263)	-2%
ALUPREM	2,288	31%	2,301	30%	(13)	-1%	6,217	29%	6,825	31%	(608)	-9%
BARTEX	740	10%	839	11%	(99)	-12%	2,464	12%	2,447	11%	17	1%
HALTEX	328	4%	322	4%	6	2%	892	4%	719	3%	173	24%
TIOPREM	4		-		4		30		-		30
SR	-		-		-		-		12		(12)	-100%
OTHER	113	1%	134	2%	(21)	-16%	226	1%	390	2%	(164)	-42%
Total	$7,503	100%	$7,558	100%	$(55)	-1%	$21,165	100%	$21,992	100%	$(827)	-4%

For the quarter ended September 30, 2008, consolidated net sales decreased approximately $55,000 compared to the third quarter 2007 primarily due to decreases in both ALUPREM and BARTEX sales, offset by higher HITOX sales.

  HITOX sales increased 2% due to the continued growth of HITOX sales in Asia and South America which increased approximately $323,000 and $270,000, respectively, over the same period last year.  Offsetting this increase was a decline in North America and Europe of approximately $477,000 and $48,000, respectively.  The decline in sales in North America is primarily due to the decline in the US housing/construction market and the economy.
  ALUPREM sales were down 1% primarily due to a decrease in the sale of our commodity grade ALUPREM in the US Market.  Sales of this product line deceased approximately $150,000 compared to the third quarter 2007.  We expect to see our commodity grade ALUPREM sales to continue to decline in the US due to the economy.  Offsetting the decline in the US market was an increase in high grade ALUPREM sales in Europe which increased approximately $142,000 over the same period last year.
  BARTEX sales were down 12% primarily due to the decline in the US economy.

For the nine month period ended September 30, 2008, consolidated net sales decreased approximately $827,000 compared to the same period in 2007 primarily due to decreases in both HITOX and ALUPREM sales, offset by higher HALTEX sales.

  HITOX sales declined 2% primarily due to a weak North American market and the loss of a customer in Europe.  Sales in North America and Europe decreased approximately $1,120,000 and $182,000, respectively.  Offsetting this decline were higher sales in Asia and South America of $406,000 and $633,000, respectively.
  ALUPREM sales were down 9% primarily due to a change in the order pattern of a significant US customer which accounted for $1,450,000 of the overall decrease in ALUPREM sales.  Commodity grade ALUPREM sales in the US were down $426,000 primarily due to the US economy.  Partially offsetting the decline in US sales, the European ALUPREM sales increased $1,268,000.
  HALTEX sales increased 24% primarily due to an increase in customer demand and the introduction of a new grade of HALTEX.
  OTHER product sales decreased 42% primarily due to a decrease in the requirements of Zircon by a customer in Asia.
24

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX and HALTEX to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three month and nine month periods ended September 30, 2008 and 2007 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2008		2007		Variance		2008		2007		Variance
HITOX	$2,653	58%	$2,860	57%	$(207)	-7%	$7,848	63%	$8,335	56%	$(487)	-6%
ALUPREM	751	17%	906	18%	(155)	-17%	1,165	9%	3,041	21%	(1,876)	-62%
BARTEX	739	16%	839	17%	(100)	-12%	2,463	20%	2,447	17%	16	1%
HALTEX	328	7%	322	7%	6	2%	892	7%	719	5%	173	24%
OTHER	96	2%	62	1%	34	55%	197	1%	248	1%	(51)	-21%
Total	$4,567	100%	$4,989	100%	$(422)	-8%	$12,565	100%	$14,790	100%	$(2,225)	-15%

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  Our increased sales efforts in Europe have resulted in an increase in our customer base, as well as our sales volume.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three month and nine month periods ended September 30, 2008 and 2007 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2008		2007		Variance		2008		2007		Variance
ALUPREM	$1,537	90%	$1,395	86%	$142	10%	$5,052	87%	$3,784	81%	$1,268	34%
HITOX	177	10%	225	14%	(48)	-21%	705	12%	887	19%	(182)	-21%
TIOPREM	-		-		-		26	1%	-		26
Total	$1,714	100%	$1,620	100%	$94	6%	$5,783	100%	$4,671	100%	$1,112	24%

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three month and nine month periods ended September 30, 2008 and 2007 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2008		2007		Variance		2008		2007		Variance
HITOX	$1,200	98%	$877	92%	$323	37%	$2,783	99%	$2,377	94%	$406	17%
BARTEX	1		-		1		1		-		1
TIOPREM	4		-		4		4		-		4
SR	-		-		-		-		12		(12)	-100%
OTHER	17	2%	72	8%	(55)	-76%	29	1%	142	6%	(113)	-80%
Total	$1,222	100%	$949	100%	$273	29%	$2,817	100%	$2,531	100%	$286	11%
25

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Other Consolidated Results

Gross Margin:  For the three month period ended September 30, 2008, gross margin decreased approximately 6.5%, from 19.5% in 2007 to 13.0% in 2008 and for the nine month periods ended September 30, 2008 and 2007, gross margin decreased approximately 6.8%, from 19.3% to 12.5%, respectively.  The primary factors for the decline in gross margin are lower fixed cost absorption and increased energy, freight and raw material costs.  As discussed above, the lower fixed cost absorption is primarily related to reduced levels of SR production at TMM and HITOX production at the Corpus Christi operation of approximately 32% and 60%, respectively, as compared to the same nine month period during 2007.

Technical Services, Selling, General and Administrative Expenses (SG&A):  For the three and nine month periods ended September 30, 2008, SG&A expense was relatively flat despite a decrease in staff as this reduction was offset by higher expense relating to accounting, legal and bad debt expense.  As a result of the downturn in the US economy, our bad debt expense increased approximately $49,000 for the three and nine month periods ended September 30, 2008 as compared to the same period last year.

Interest Expense:  Net interest expense decreased 25% and 21% for the three month and nine month periods ended September 30, 2008 and 2007, respectively, primarily related to lower interest rates and a decrease in our average outstanding debt.

Income Taxes:  Income taxes consisted of state income tax expense of $3,000 and a foreign income tax expense of $86,000 for the three month period ended September 30, 2008, compared state income tax expense of $9,000 and foreign income tax benefit of $24,000 for the same three month period in 2007.  For the nine month periods ended September 30, 2008 and 2007, we recorded state income tax expense of $8,000 and foreign income tax expense of $53,000 and state income tax expense of $27,000 and foreign income tax benefit of $10,000, respectively.  Taxes are based on an estimated annualized consolidated effective rate of 5%.

Net Income / Loss:  For the three month and nine month periods ended September 30, 2008, we incurred a net loss of $370,000 and $1,297,000, respectively, on net sales of $7,503,000 and $21,165,000, respectively.  This compares with net income of $165,000 and $286,000, on net sales of $7,558,000 and $21,992,000 for the three month and nine month periods ended September 30, 2007, respectively.  Lower sales combined with higher cost of energy, freight and raw materials, as well as lower fixed cost absorption, contributed to the loss in 2008.

26

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents increased $67,000 from December 31, 2007 to September 30, 2008 as compared to a decrease of $157,000 from December 31, 2006 to September 30, 2007.

	(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2008	2007
Net cash provided by (used in)
Operating activities	$3,891	$(79)
Investing activities	(1,737)	(621)
Financing activities	(1,971)	596
Effect of exchange rate fluctuations	(116)	(53)
Net change in cash and cash equivalents	$67	$(157)

Operating Activities

Operating activities provided $3,891,000 during the first nine months of 2008.  Following are the major changes in working capital affecting cash provided by operating activities for the nine month period ended September 30, 2008:

  Accounts Receivable:  Accounts receivable increased $1,240,000 as compared to an increase of $1,088,000 for the same period 2007.  Accounts receivable increased primarily due to stronger sales in the third quarter 2008 as compared to the fourth quarter 2007.  At the Corpus Christi operation, accounts receivable increased $805,000, at TPT $78,000 and at TMM $357,000.
  Inventories: Inventories decreased $1,223,000 as compared to a decrease of $197,000 for the same period 2007 primarily due to our overall strategy to reduce our stock of SR worldwide and improve inventory turns and cash flows.  Inventories at the Corpus Christi operation decreased $363,000 primarily due to a decrease in finished goods of approximately $1,010,000, offset by an increase in raw materials of approximately $647,000.  Inventories at TMM decreased $786,000 primarily related to SR and TPT’s inventory decreased approximately $74,000 primarily related to ALUPREM finished goods.
  Other Current Assets:  Other current assets increased $189,000 as compared to an increase of $425,000 for the same period 2007.  At the Corpus Christi operation, prepaid expenses increased $206,000 primarily due to prepaid deposits and insurance; at TPT $41,000 related to prepaid insurance and pension expense; offset by a decrease TMM of $58,000.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $1,592,000 as compared to a decrease of $523,000 for the same period 2007.  Accounts payable and accrued expenses increased at TMM $1,163,000 primarily due to the production of SR during the month of September, 2008, while at the Corpus Christi operation accounts payable and accrued expenses increased $534,000 primarily related to the timing of our purchase of Barite inventory.  TPT’s accounts payable and accrued expenses decreased $105,000.
  Accrued Expenses – Private Placement Stock Offering:  Accrued expenses increased $2,100,000 related to the subscription agreements received in our private placement stock offering.  As noted below, the funds were utilized to decrease our outstanding balance on the US line of credit.  As of September 30, 2008, the stock offering had not been finalized.
27

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Investing Activities

We used cash of $1,737,000 in investing activities during the first nine months of 2008 primarily for the purchase of fixed assets.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $376,000 for new equipment, as compared to $303,000 for the same period 2007.
  Netherlands Operation:  We invested approximately $37,000 at TPT for new equipment, as compared to $278,000 for the same period 2007.
  Malaysian Operation:  We invested approximately $1,324,000 at TMM for new equipment related to the new powder treatment facility, as compared to $40,000 for the same period 2007.

Financing Activities

We used cash of $1,971,000 in financing activities during the nine month period ended September 30, 2008.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit decreased $2,950,000 primarily as a result of the funds received as a result of subscription agreements ($2,100,000) related to our Private Placement stock offering, as compared to an increase of $350,000 for the same period 2007.  Borrowings on our foreign line of credit, affected via TPT, increased approximately $47,000 primarily for the purpose of financing working capital as compared to an increase of $525,000 for the same period 2007.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowings on the ECR increased $759,000 primarily for working capital.  TMM did not have any borrowings on the ECR for the same period 2007.
  Capital Leases:  Capital leases decreased approximately $34,000 as compared to a reduction of $52,000 for the same period 2007.  We received $26,000 in proceeds under a new capital lease relating to the acquisition of a new forklift at the Corpus Christi operation offset by a reduction in capital leases of $60,000, primarily at TPT.
  Long-term Debt – Financial Institutions:  Long-term debt increased approximately $240,000 as compared to decrease of $182,000 for the same period 2007 which was primarily related to paying off the related party debt to Paulson Ranch.  TMM’s net long-term debt increased $543,000 primarily related to new powder treatment facility.  Net long-term debt at the Corpus Christi operation decreased approximately $67,000 and TPT’s decreased approximately $236,000.
  Proceeds from Issuance of Common Stock:  We received $12,000 from the exercise of employee stock options.
  Preferred Stock Dividends:  We paid dividends of $45,000 on our Series A convertible preferred stock.
28

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Going Concern

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 4 to our financial statements, we have significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of operating losses incurred during the quarters ended June 30 and September 30, 2008, we were not in compliance with these financial ratio covenants under our US credit facility (“Credit Facility”) with Bank of America (“BOA”); however, we have received a waiver from BOA for the quarters ended June 30 and September 30, 2008.

Under the terms of the waiver, we agreed to:

  Pay a waiver fee, in the amount of $10,000 and $5,000 for the quarters ended June 30 and September 30, 2008, respectively, to BOA;
  Accept an increase in interest rates applicable to all BOA borrowings from BOA’s prime rate to BOA’s prime rate plus two percent (2%);
  Obtain an injection of $1,000,000 in new capital;
  Reduce line of credit from $5,000,000 to $2,500,000;
  Modify the Current Ratio covenant set forth in the Credit Facility from greater than or equal to 1.10 to greater than or equal to 1.70 on a quarterly basis; and
  Execute a release of claims we may have against BOA regarding the Credit Facility.

During the quarter ended September 30, 2008, our Board of Directors authorized a Private Placement of our common stock to raise a minimum of $1,000,000 on terms more fully set forth in Note 3 to the consolidated financial statements included in this report as well as on the Form 8-K we filed with the Securities and Exchange Commission on October 14, 2008..  However, based on the Company’s current projections for the next twelve month period, an extension of the existing waiver, a new waiver covering certain terms and conditions of the Credit Facility, an amendment to the Credit Facility or some combination of the above may be required.

At June 30 and September 30, 2008, a total of $4,216,000 and $1,330,000, respectively, was outstanding under the Credit Facility.  A breach of any of the terms and conditions of the waiver, or subsequent breaches of the financial covenants under the Credit Facility could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable.

In addition, the Company’s two subsidiaries, Tor Minerals Malaysia, Sdn. Bhd (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At September 30, 2008, TMM’s utilization under the credit facilities and term loans with HSBC Bank Malaysia Berhad (“HSBC”) and RHB Bank Berhad (“RHB”) totaled $1,634,000, while TPT’s  utilization under the Credit Facility and term loans with Rabobank totaled $3,046,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or the Netherlands, there can be no assurances that this debt will not be called for payment.

Over the last year, we have actively pursued new production methods and new product development.  As a result, we introduced new products to the market earlier this year and completed our new powder treatment facility in Malaysia in May 2008.  We believe the changes in our manufacturing process and the acceptance of our new products in the market will improve cash flows.  However, our ability to continue to operate as a going concern is dependent on our ability to improve our operating cash flows to a sufficient level, successfully negotiate with our US lending institution, and/or raise sufficient new capital.  There can be no assurance these changes in our operations or our financing initiatives will be successful.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity

The terms of the Company’s borrowings contain restrictions and covenants, including financial covenants based on the performance of the Company, and the failure of the Company to comply with such restrictions and covenants could also adversely affect the Company’s consolidated financial position.  As noted above, the Company was not in compliance with certain financial covenant ratios under our credit facility with Bank of America for the quarter ended September 30, 2008.

Based on the Company’s current projections for the next twelve month period, an extension of the existing waiver, a new waiver covering certain terms and conditions of the Credit Facility, an amendment to the Credit Facility or some combination of the above may be required.

Following is a summary of our long-term debt and notes payable:

	(Unaudited)
(In thousands)	September 30,	December 31,
	2008	2007
Term note payable to a U.S. bank, with an interest rate of 7.0% at September 30, 2008, due November 30, 2010.	$613	$723
Term note payable to a U.S. bank, with an interest rate of 7.0% at September 30, 2008, due May 1, 2012.	367	441
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at September 30, 2008, due June 1, 2009. (101 Euro)	143	296
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 7.8% at September 30, 2008, due July 1, 2029. (406 Euro)	571	614
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at September 30, 2008, due January 31, 2030. (403 Euro)	567	608
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at September 30, 2008, due July 31, 2015. (346 Euro)	487	560
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 3.94% at September 30, 2008, due September 30, 2010.	267	343
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 3.88% at September 30, 2008, due September 30, 2011.	608	-
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2008, due April 13, 2013	111	-
Revolving line of credit, payable to a U.S. bank, with an interest rate of bank prime, 7.0% at September 30, 2008, due April 1, 2009.	350	3,300
Total	4,084	6,885
Less current maturities	2,023	4,207
Total long-term debt and notes payable	$2,061	$2,678
30

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

US Operations

Bank of America Credit Facility and Term Loans

We amended and restated our previous loan agreement with Bank of America, N.A. (the “Bank”) on March 19, 2008.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the “Line”) from October 1, 2008 to April 1, 2009.  As a condition of the waiver granted by the Bank on November 13, 2008, the Line, which provides us with a revolving line of credit subject to a defined borrowing base, was reduced from $5,000,000 to $2,500,000.  The Bank has also agreed to issue standby letters of credit for our account up to the amount available under the Line.  At September 30, 2008, the outstanding balance on the Line was $350,000 and we had $2,150,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.

On December 13, 2005, we entered into a real estate term loan (the “Loan”) with the Bank, in the amount of $1,029,000.  The Loan is secured by our US real estate and leasehold improvements.  Interest, which is due and payable monthly, is equal to the Bank’s Prime Rate plus two percent (currently 7.0%).  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the “final payment” of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at September 30, 2008 was $613,000.

On May 7, 2007, we entered into a term loan (the “Term Loan”) with the bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is due and payable monthly, is equal to the Bank’s Prime Rate plus two percent (currently 7.0%).  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at September 30, 2008, was $367,000.

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

As stated above in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Going Concern, for the quarters ended June 30 and September 30, 2008, the Company was not in compliance with the Consolidated Fixed Charge Ratio and the Consolidated Funded Debt to EBITDA Ratio covenants under our credit facility with the Bank; however, we requested and received a waiver for the quarters ended June 30 and September 30, 2008.  Terms of the waiver and our action in response thereto are more fully set forth above.

Other US Long-term Debt:

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan will be repaid over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at September 30, 2008 was $111,000.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (“Credit Facility”) with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TPT’s line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 8.05%), will mature on December 31, 2009 and is secured by TPT’s accounts receivable and inventory.  At September 30, 2008 TPT had utilized Euro 907,000 ($1,278,000) of its short-term credit facility.

On April 2, 2004, TPT entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TPT’s credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TPT’s assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($15,866).  The loan balance at September 30, 2008 was Euro 101,000 ($143,000).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TPT entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TPT’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,276).  The loan balance at September 30, 2008 was Euro 406,000 ($571,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT’s existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,205).  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at September 30, 2008 was Euro 403,000 ($567,000).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,868).  The loan is secured by TPT’s assets.  The loan balance at September 30, 2008 was Euro 346,000 ($487,000).

TPT’s loan agreements covering both the credit facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in the Netherlands for such borrowings.  However, if demand is made by Rabobank, we may require additional debt or equity financing to meet our working capital and operational requirements, or if required, to refinance the demanded indebtedness.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Malaysian Operations

On September 14, 2005, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”).  The amendment increased the Bankers Acceptance from Malaysian Ringgits (“RM”) 500,000 ($145,000) to RM 3,780,000 ($1,098,000) and added a US Dollar term loan (“HSBC Loan”) in the amount of $1,000,000.  Monthly interest payments began in December 2005.  Monthly principal payments began on August 26, 2007 and will continue through June 30, 2010.  The interest rate at September 30, 2008 was 3.88% and the loan balance was $608,000.

TMM renewed its banking facility with HSBC on October 30, 2007, for the purpose of extending the maturity date of the current facility from October 31, 2007, to October 31, 2008.  The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($145,000), a bank guarantee of RM 300,000 ($87,000) and an ECR up to RM 8,000,000 ($2,323,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers’ and inter-company shipments.

On October 30, 2007, TMM renewed its banking facility with RHB Bank Berhad (“RHB”) for the purpose of extending the maturity date of the current facilities from October 31, 2007, to October 31, 2008.  The RHB facility, which TMM is currently renegotiating, provides for an overdraft line of credit up to RM 1,000,000 ($290,000) and an ECR up to RM 9,300,000 ($2,701,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($290,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,356,000 to $7,260,000) to be used for hedging purposes against TMM’s sales based in currencies other than the RM.
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers’ and inter-company shipments, from the existing 150 days up to 180 days.

On May 30, 2008, TMM entered into a US Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $292,000, will be repaid over a period of 22 months with an interest rate of 0.75% above the RHB prime.  Monthly principal ($8,350 per month) and interest payments commenced on July 1, 2008, and will continue through April 1, 2009.  The interest rate at September 30, 2008 was 3.94% and the loan balance was $267,000.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At September 30, 2008, the interest rate was 4.5% and the outstanding balance on their ECR facilities was RM 2,614,000 ($759,000).

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

Changes in Internal Controls

During the period covered by this report, the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) experienced a change due to the termination of the Company’s Chief Financial Officer on May 23, 2008; and the temporary appointment of the Company’s Controller as Acting Chief Financial Officer.  The Company is utilizing the services of temporary individuals to perform certain internal control functions previously performed by employees of the Company.

Part II  -  Other Information

Item 1.	Legal Proceedings

In late July 2008, we learned that our former chief financial officer, Steven H. Parker, filed a complaint with the Occupational Safety and Health Administration, U.S. Department of Labor.  Parker’s complaint was filed on or about July 21, 2008, and alleges that TOR Minerals International, Inc. violated the whistleblower provisions of the Sarbanes-Oxley Act of 2002 by terminating Parker’s employment in response to Parker’s reporting to our CEO and a board member of the negative accounting treatment of a potential transaction.  We believe our actions were appropriate and intend to vigorously defend this complaint.  We have responded to Parker’s complaint.  Relief sought by Parker includes back pay, reinstatement or front pay in lieu of reinstatement and reasonable attorney’s fees and costs.

Item 1A.	Risk Factors

Except for the risk factors set forth below, there have been no material changes in our assessment of the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in response to Item 1A of Part 1 of Form 10-K.  Please refer to the additional risk factors set forth in such Annual Report.

Risks Relating to Our Business

General business and economic conditions could reduce our sales and profitability.

If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.  Economic conditions worldwide have from time to time contributed to slowdowns in the construction industry and its demand for materials that use pigments, such as paints and plastics.  Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments.  Future economic weakness, customer financial difficulties, increases in the costs of production, and reductions in spending on construction could have a material adverse effect on demand for our products and consequently on our results of operations and stock price.  Our ability to generate revenue is dependant upon the budgets of our core customers.  If these economic conditions persist, these budgets and, consequently, our revenues could be adversely affected.  In addition, if the general business and economic conditions were to further decline, we could experience additional increases in our provisions for doubtful accounts.

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 10.1	Waiver and Seventh Amendment to Loan Agreement with Bank of America, Executed November13, 2008
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc. _______________ (Registrant)

Date:	November 13, 2008	OLAF KARASCH Olaf Karasch President and CEO

Date:	November 13, 2008	BARBARA RUSSELL Barbara Russell Acting Chief Financial Officer

