Form 10-K
period 2008-12-31
TOR MINERALS INTERNATIONAL INC
filed 2009-03-31
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File Number 0-17321

TOR Minerals International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2081929 (I.R.S. Employer Identification No.)
722 Burleson Street	Corpus Christi, Texas	78402

(Address, including zip code, of principal executive offices)
 (361) 883-5591
(Registrant's telephone number, including area code)

Securities registered under section 12(b) of the Act:

Title of each class Common Stock, $0.25 par value	Name of exchange on which registered NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.   Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.   Yes [_]   No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]   No [X]

The aggregate market value of the common stock, the Registrant's only common equity, held by non-affiliates of the registrant (based upon the closing sale price of the registrant's Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2008) was approximately $9,639,789.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2009, there were 9,453,492 shares of the registrant's common stock outstanding.

TOR MINERALS INTERNATIONAL, INC.
Annual Report on Form 10-K

Forward-Looking Statement

This Annual Report on Form 10-K (the "Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements about the business, financial condition and prospects of the Company.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's products, changes in competition, economic conditions, fluctuations in exchange rates, changes in the cost of energy, fluctuations in market price for TiO2 pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filing with the Security and Exchange Commission, including those set forth in this report under Item 1A. Risk Factors - Risks Related to Our Business.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

PART I

Item 1.	Business

General

TOR Minerals International, Inc. ("TOR", "we", "us", "our" or the "Company") is a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics, catalysts and solid surface applications.

We were organized by Benilite Corporation of America ("Benilite") in 1973.  Benilite, which was incorporated in Delaware in 1969, developed the then patented "Benilite process" for producing synthetic rutile ("SR"), the principal ingredient used in the manufacture of HITOX® (high-grade titanium dioxide), from ilmenite ore.  Benilite licensed and helped design several synthetic rutile plants located throughout the world which utilize this process (including the plant located in Ipoh, Malaysia, owned by the Company, as discussed below).  Benilite concluded that synthetic rutile produced by the Benilite process could be further processed into a buff-colored titanium dioxide pigment having many of the characteristics of standard white titanium dioxide at a significant cost savings.  These efforts by Benilite were the beginning of the Company's business.  In 1980, the subsidiary of Benilite engaged in the development of HITOX was spun off by Benilite to its shareholders.  In December 1988, the Company became a publicly owned company after completing a public offering of 1.38 million shares of its common stock.  Our stock symbol is TORM.

Going Concern

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, as to which uncertainty exists.  As discussed in the Liquidity section of this report on page 27, we have significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of the operating losses incurred throughout 2008, we were not in compliance with these ratio covenants under our US Credit Agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank") at December 31, 2008.  Borrowings under the Credit Agreement came due on April 1, 2009, and the Bank has informed the Company that the facility will be terminated and require repayment of all indebtedness due to the Bank.  The Company does not have the cash resources or access to alternative financing to repay the Bank.  As described in Note 1 to our consolidated financial statements, there is substantial doubt about the Company's ability to continue as a going concern, as noted in the audit opinion with respect to our 2008 financial statements.  Our 2008 financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Global Headquarters

We are headquartered in Corpus Christi, Texas, USA.  This location houses senior management, customer service, logistics, and corporate research and development/technical service laboratories.  Our financial and accounting functions also operate from this location.  Our principal offices in Corpus Christi are located at 722 Burleson Street, Corpus Christi, Texas 78402, and our telephone number is (361) 883-5591.  Our website is located at >www.torminerals.com.  Information contained in our website or links contained on our website is not part of this Annual Report of Form 10-K.

US Operation

Our US manufacturing plant, located in Corpus Christi, Texas, is situated on the north side of the Corpus Christi Ship Channel and has its own dock frontage at the plant.  We also utilize the Bulk Terminal, operated by the Port of Corpus Christi Authority, to discharge bulk shipments of SR and Barite from cargo vessels directly into trucks for delivery to our plant.   The site has its own railhead and easy access to major highways linking it to the rest of the US and to Mexico.  HITOX®, BARTEX®, HALTEX® and TIOPREM® are all produced at this location.

Asian Operation

We acquired our Asian Operation, TOR Minerals Malaysia, Sdn. Bhd. ("TMM"), in 2000.  Located in Ipoh, Perak, Malaysia, close to the port of Lumut, TMM is a processor of local ilmenite, upgrading it to SR.  This material is the basic building block for HITOX, but also is used as feed stock for white TiO2 and used as a component in welding rod flux.  The site also has its own processing lines to manufacture HITOX and TIOPREM.  The sales team and the quality assurance laboratory for Asia are located at the offices in Ipoh.

European Operation

In 2001, we acquired our European Operations, TOR Processing and Trade, B.V. ("TPT").  Situated within reach of the major shipping port of Rotterdam, TPT, located in Hattem, Netherlands, specializes in the manufacturing of premium alumina products ("ALUPREM®") for use worldwide.  Customer applications, quality assurance laboratory and support facilities for Europe are located in Hattem.  TOR Minerals' global headquarters in Texas provides customer service and shipping logistics for TPT's North American customers.

Our Products

TOR and our subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments.  All United States manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company's wholly-owned subsidiaries, TMM, located in Malaysia and TPT, located in the Netherlands.  Our products are currently marketed in the United States and in more than 60 other countries.  We sell our products through a network of direct sales representatives employed by the Company and independent stocking distributors in the United States, as well as distributors and agents overseas.  Our sales representatives sell directly to end-users and provide marketing support and guidance for our independent distribution network.

HITOX

Our principal product, HITOX, accounted for approximately 52% of net sales in 2008 as compared to approximately 53% in 2007 and 58% in 2006.  HITOX, a light buff-colored titanium dioxide pigment, is made from SR.  Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products.  Titanium dioxide, or TiO2, gives opacity and whiteness to end products.  Most TiO2 is white; however, HITOX is a unique color pigment that is beige.  HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other more costly color pigments and some of the white TiO2.  HITOX pigments are used by major international paint and plastics manufacturers.  Uses include architectural paints, primers, metal finishes and coatings, caulks and sealants, floor tiles and plastic profiles, sheets and film.

HITOX, manufactured at plants located in both the US and Malaysia, utilizes SR manufactured at TMM as its primary raw material.  The manufacturing process for producing HITOX is not simple and the details of the process and the operating parameters of the systems are not widely known.  The HITOX manufacturing process is not patented.

In May 2008, we commissioned a new HITOX production process in Malaysia.  The new process, which replaces fuel oil with electricity as the primary energy source, significantly reduced HITOX manufacturing costs at the Malaysian facility.

ALUPREM

Our alumina trihydrate ("ATH") products were expanded in 2001 with the introduction of ALUPREM, which is manufactured at our European operation, TPT, in the Netherlands.  ALUPREM, which stands for premium alumina, was developed by TOR's President and Chief Executive Officer, Dr. Olaf Karasch.  The details of the manufacturing process and the operating parameters of the systems are not widely known.  The ALUPREM manufacturing process is not patented.

ALUPREM products are used for color critical applications as fillers and flame retardants, such as Solid Surface/Onyx and performance driven uses such as specialty wire and cable insulation, catalysts, high-tech polishing, pigments and specialty papers.  ALUPREM represented approximately 30% of TOR's 2008 and 2007 net sales as compared to 24% in 2006.

SYNTHETIC RUTILE

SR, the basic building block for HITOX and TIOPREM, is manufactured at our Asian operation using the Benilite process for producing SR.  Ilmenite, the raw material used in the manufacturing process, is first treated in a reduction kiln and then subjected to leaching in hydrochloric acid where soluble iron and other impurities are removed.  SR is also used as feed stock for white TiO2 and as a component in welding rod flux.  Sales of synthetic rutile to third parties were not significant in 2008, 2007 or 2006.

BARTEX

BARTEX, which accounted for approximately 12% of our 2008 net sales compared to 11% and 12% in 2007 and 2006, respectively, is manufactured at our US operation from high grade barites (barium sulfate) utilizing a milling process.

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

HALTEX

HALTEX, manufactured at our US operation, is produced from Bayer grade alumina trihydrate (ATH) using some of the same production technologies as our other products. It is an environmentally-friendly flame retardant, smoke suppressant filler used in plastic and rubber products.

HALTEX features high purity and engineered particle sizing for optimum physical properties.  The quality of our HALTEX is suitable for a broad range of technical applications including SMC/BMC thermoset molding compounds, thermoplastic profiles, electrical wire & cable insulation, mining conveyor belts, specialty coatings as well as adhesives and sealants.

In 2008 we introduced and began commercial sales of a new line of low viscosity ATH products under the name HALTEX LV.  The new line allows for higher filler loadings (compared to standard products) into SMC/BMC and other plastic compounds to meet higher levels of flame retardant, smoke suppressant behavior.  TOR Minerals foresees a growing demand for HALTEX LV products in line with more stringent flame retardant/smoke suppressant legislative regulations, including the possible future elimination of halogen flame retardants.

TIOPREM

TIOPREM, manufactured at our US and Malaysian operation is produced from a proprietary process based on modified SR feedstock made at TOR Minerals' Malaysian plant.  Introduced in 2008, TIOPREM is a series of high performance, heat stable colored TiO2 hybrid pigments offering cost savings through the partial replacement of expensive color pigments and white TiO2 in plastics and specialty paints & coatings.  End use applications include engineered plastics, laminates, window profiles, plastic lumber, roofing granules and ceramic coatings.

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

As a result, our current supply is mainly obtained from available stockpiles around Malaysia with virtually no replenishment.  The average price for the local ilmenite has been going up and increased approximately 10% in 2008.  Although we have been actively developing alternative sources of supply for ilmenite, we expect to utilize the offshore material only when necessary as the cost is much higher due to additional freight and handling.

HITOX:  TMM is the Company's sole supplier of SR, the raw material for HITOX and TIOPREM.  The cost of SR has increased approximately 14% in 2008 and 7% in 2007 primarily due to increases in the cost of ilmenite and energy which increased approximately 5% and 32%, respectively.  Other than TMM, there is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for alternative sources, our ability to produce HITOX, which accounted for 52% of our sales in 2008, would likely suffer, which would adversely affect our business.

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases ATH from various suppliers in Europe.  The average prices for ATH remained stable in both 2008 and 2007.

BARTEX:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce BARTEX.  The average price for this grade of barites increased approximately 19% in 2008 and 17% in 2007.

HALTEX:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of four suppliers located in the US.  The average price for the Bayer grade aluminum increased approximately 6% in 2008, following a decrease of approximately 14% in 2007.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Natural gas is the predominate source of energy in Corpus Christi.  Fuel oil is the predominate source of energy at TMM and electricity is the primary source of energy at TPT.  The average energy price, primarily natural gas, in Corpus Christi increased approximately 26% in 2008 and remained stable in 2007.  Average energy prices at TMM, primarily fuel oil, increased 32% in 2008 and 12% in 2007.  Energy prices at TPT, primarily electricity, remained stable in 2008 and 2007.

Research and Development / Technical Services

Our expenditures for research and development and technical services remained relatively flat in both 2008 and 2007.  We conduct our research and technical service primarily at our facilities in Corpus Christi and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

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

 Customers

Our end use customers include companies in the paints, coatings, plastics, catalyst and solid surface industries.  For the years ended December 31, 2008, 2007 and 2006, no single customer accounted for 10% or more of our total consolidated sales.

Geographic Distribution

We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  No individual foreign country accounted for 10% or more of our foreign sales in 2008, 2007 or 2006.  Sales to external customers are attributed to geographic area based on country of distribution.

A summary of the Company's sales by geographic area is presented below:

(In thousands)	2008		2007		2006
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$12,796	51%	$16,237	58%	$15,555	60%
Canada, Mexico & South/Central America	2,536	10%	2,966	11%	3,362	13%
Pacific Rim	3,048	12%	2,273	8%	1,702	6%
Europe, Africa & Middle East	6,924	27%	6,485	23%	5,460	21%
Total Sales	$25,304	100%	$27,961	100%	$26,079	100%

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

Competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products.  A number of these competitors are owned and operated by large diversified corporations.  Many of these competitors, such as E.I. DuPont de Nemours & Co., Inc., Millennium Chemicals, Kronos Inc. and J.M. Huber, have substantially greater financial and other resources, and their share of industry sales is substantially larger than TOR's.

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

TPT operates an alumina processing plant in Hattem, the Netherlands, and is governed by rules promulgated by both The Netherlands and the European Community.  We believe that the Hattem plant is in compliance with all environmental and safety regulations.

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

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of March 31, 2009, we did not have a significant backlog of customer orders.

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

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products.  Six of TOR's products, HITOX (4/30/2015), ALUPREM (7/29/2013), HALTEX (7/28/2012), BARTEX (2/24/2017), TIOPREM (8/5/2014), OSO® (6/6/2009), TITOX® (5/26/2012), TOR BRIGHT® (9/10/2014) and TOR COAT® (9/10/2013), are marketed under names which have been registered with the United States Patent and Trademark Office.  Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2008, our US operation had 35 full-time employees, our European operation employed 17, and our Asian operation had 112 employees, of which 59 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all our employees are good.

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

•              Our principal lender for our U.S. operations has demanded repayment of all of the indebtedness that we owe the lender and we do not have the liquidity  or alternative financing arrangements to pay off this lender. As a result, there is a substantial risk that we may not be able to continue as a going concern, which may lead to our bankruptcy or liquidation.

As further described herein under "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity", the Company has a Credit Agreement with Bank of America, N.A. (the "Bank"), under which approximately $2.456 million of indebtedness is owed by us to the Bank as of February 28, 2008.  All of the assets of our U.S. operations have been pledged to the Bank as security for such indebtedness.  As a result of our failure to comply with a cash flow financial covenant in our Credit Agreement, on March 5, 2009, the Bank notified us of its decision to terminate the Credit Agreement and require us to pay off all of this outstanding debt by April 1, 2009.  We do not have the cash resources to discharge this indebtedness as required nor do we have alternative financing source to enable us to refinance this indebtedness.  On March 9, 2009, the Bank notified us that it is considering an extension of the Credit Agreement, subject to our satisfaction of several conditions, including that we raise additional equity capital and that one or more of the members of our Board of Directors execute personal guaranties of the Credit Agreement in favor of the Bank.  There can be no assurance that the Bank will extend the Credit Agreement on terms favorable to us or at all or that we will be able to meet any of the conditions required by the Bank in order for us to obtain an extension.  Because we do not have sufficient liquidity to pay of the indebtedness owed to the Bank, if we are unable to obtain an extension, the Bank would be entitled to exercise all of its rights and remedies of a secured lender under the Credit Agreement.  If that were to occur, we would not be able to continue its business operations as a going concern and we could be forced into bankruptcy or liquidation.

In addition, the Company's two subsidiaries, TMM and TPT, have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At December 31, 2008, TMM's utilization under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. ("HSBC") and RHB Bank, Bhd. ("RHB") totaled $2,205,000 and TPT's utilization under the credit facility and term loans with Rabobank totaled $3,082,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, there can be no assurances that this debt will not be called for payment.  If it is called for repayment, we may be unable to refinance such indebtedness, and if we are unable, the lenders could foreclose on the assets of TMM and TPT.  If it is called for repayment, we may be unable to refinancing such indebtedness, and if we are unable, the lenders could foreclose on the assets of TMM and TPT.

Our ability to continue to operate as a going concern is dependent on our ability to improve our operating cash flows to a sufficient level, successfully negotiate with our US lending institution or establish a corporate lending relationship with a new financial institution, and/or raise sufficient new capital.  There can be no assurance these changes in our operations or our financing initiatives will be successful.

•               Our foreign debt is subject to subjective acceleration provisions and demand provisions that allow our lending institutions to accelerate payment at any time.  If our foreign debt were accelerated under the demand provisions, our working capital and financial condition would be severely impacted.

Our subsidiaries have loan agreements with banks in Malaysia and the Netherlands that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia and the Netherlands for such facilities.  At December 31, 2008, our foreign debt consisted of $2,864,000 under the short-term credit facilities and $2,634,000 under the term loans and financial lease agreements.

The foreign banks have made no indication that they will demand payment of any of our loans in Malaysia or the Netherlands; however, there can be no assurances that this debt will not be called in the future, particularly in light of the financial difficulties being currently experienced by the Company.  At December 31, 2008, TPT's bank debt totaled $3,082,000, of which, TOR (which conducts our US operations from Corpus Christi, Texas) has guaranteed $94,000.  If the Netherlands bank were to make demand of TPT's debt and TPT could not refinance that debt with another lending institution, TOR's guarantee could be enforced by TPT's lender.

If demand is made by the banks, we may require additional debt or equity financing to meet our working capital and operational requirements or, if required, to refinance maturing or demanded indebtedness.  Should we find it necessary to raise additional funds, we may find that such funds are either not available or available only on terms that are unattractive in terms of shareholders' interest, or both, and if this debt could not be repaid or refinanced, the banks could foreclose and sell our foreign operations or hold same as collateral security for these loans, and pursue collection against our guarantees of such loans which would adversely affect our financial condition and liquidity and may force us into bankruptcy or liquidation.  (See "Liquidity, Capital Resources and Other Financial Information" on page 27).

•               We may be delisted from the NASDAQ Capital Market if the price of our common shares remains under $1.00 per share.

Under NASDAQ rules, a stock listed on the NASDAQ Capital Market must maintain a minimum bid price of at least $1.00 per share.  During late 2008 and early 2009, the minimum bid price for our common shares has fallen below $1.00 per share.  As a matter of practice, NASDAQ generally gives a company notice of delisting if its common shares trade below $1.00 for 30 consecutive trading days.  After receiving the notice, the company will generally be delisted if the trading price for its common stock has not exceeded $1.00 for 10 consecutive days within 90 days of the date of the notice.  NASDAQ has temporarily suspended its minimum bid price requirements until July 20, 2009 in light of recent declines in the value of equity securities overall.  NASDAQ is not, however, required to extend this rule suspension or give a company any grace period and may delist a company's stock immediately after violation of an applicable rule.  Accordingly, if the price of our common stock continues to trade below $1.00 for a sustained period of time, or if NASDAQ decides to delist our common shares based upon a one-time violation of the bid-price rule or any other rule, we may be delisted from the NASDAQ Capital Market.

Following any such delisting, our common shares may be eligible for quotation on the OTC Bulletin Board or other quotation service.  Nonetheless, even if our common shares are quoted on an alternative quotation service, the fact of being delisted from the NASDAQ Capital market will likely harm the price and trading volume for our common shares.  Once delisted, our common shares would not be eligible for relisting until, among other things, our common shares traded at or above $4.00 per share.

•               Effects of current severe recession on our business.

Global economic and market conditions and economic conditions in the United States, and other key markets, have been adversely affected by a persistent severe economic contraction which has resulted in deterioration of the construction business and other businesses that use our products, resulting in reduced demand for our products.  This, in turn, caused us to breach financial ratio covenants in our Credit Agreement, which have material impacts on our business, operating results, and financial condition.  Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments.  Continued economic weakness, customer financial difficulties, increases in the costs of production, and reductions in spending on construction is expected to have a material adverse effect on demand for our products and consequently on our results of operations and stock price.  Our ability to generate revenue is dependant upon the budgets of our core customers.  If current recessionary economic conditions continue to persist, these budgets and, consequently, our revenues will be adversely affected.  In addition, if the adverse business and economic conditions were to continue, we could experience additional increases in our provisions for doubtful accounts.

•               Costs of raw materials and energy have resulted and may continue to result in increased operating expenses and reduced results of operations.

We purchase large amounts of raw materials and energy for our manufacturing operations.  The cost of these raw materials and energy, in the aggregate, represent a substantial portion of our operating expenses.  The costs of raw materials and energy generally follow price trends of, and vary with the market conditions for crude oil and natural gas, which may be highly volatile and cyclical.  Many raw material and energy costs have recently experienced significant fluctuations, reaching historically record high levels.  Moreover, a weak US dollar adds to the volatility in raw material costs.  There have been, and will likely continue to be, periods of time when we are unable to pass raw material and energy cost increases on to our customers quickly enough to avoid adverse impacts on our results of operations.  In addition, in 2008 we reduced production in the US approximately 31% primarily due to the increased cost of natural gas and freight related to shipping SR from Malaysia to our US operation  Our results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce our liquidity and cash flow.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent we increase our product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption and use substitute products, which may have an adverse impact on our results of operations.

•               We have one primary source for SR and if that source was not available, we could not produce our primary product, HITOX.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX which accounted for approximately 52% of our sales for the year ended December 31, 2008.

•               We are dependent on a limited number of customers and could experience significant revenue reductions if they use alternative sources.

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for 37%, 38% and 43% of our sales revenues in 2008, 2007 and 2006, respectively.  Though no single customer accounted for 10% or more of our 2008, 2007 or 2006 sales revenue, a decrease in sales volume of any one of our top 10 customers could have a material impact on our business, operating results, and financial condition.

•               Foreign currency fluctuations could adversely impact our financial condition.

Because we own assets located outside the United States and have revenues and expenses in currencies other than the US Dollar, we may incur currency transaction and translation losses due to changes in the values of foreign currencies and in the value of the US Dollar.  Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering into derivative transactions.  Translation exposure associated with translating the functional currency financial statements of our foreign subsidiaries into US Dollars is generally not hedged.  Upon translation to the US Dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations.  We cannot predict the effect of changes in exchange rate fluctuations upon future operating results.  (See "Foreign Operations - Impact of Exchange Rate" on page 38).

•               We borrow funds from time to time from members of our board of directors for working capital purposes.

In the past, we have had to borrow funds from members of our board of directors for working capital purposes.  At December 31, 2006, we had a $400,000 loan outstanding to our Chairman, Bernard Paulson, a 21.4% shareholder, through Paulson Ranch, Ltd, which was paid off in March 2007.  We most likely will require additional working capital loans in the future, but it is also possible that such loans from our board members would not be available because they have made no commitment to provide additional loans.

•               We are required to make estimates and assumptions that may differ from actual results.

In preparing our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from previously-estimated amounts under different conditions and assumptions.

•               Our competitors are established companies that have greater experience than us in a number of crucial areas, including manufacturing and distribution.

There is intense competition with respect to each of our products.  In order to maintain sales volume, we must consistently deliver high quality products on schedule at competitive prices.  Our competitors range from large corporations with full lines of production capabilities and products, such as E. I. DuPont de Nemours & Co., Inc., Millenium Chemicals,  Kronos, Inc., and J. M. Huber, to small local firms specializing in one or two products.  The established companies have significantly greater experience than us in manufacturing and distributing products and have considerably more resources and market share.  We may have difficulty in competing with these companies.

•               Our US operation is located on the Gulf of Mexico coastline and could be adversely affected by hurricanes.

We may be subject to work stoppages for hurricanes, particularly during the period ranging from June to November.  If a hurricane is severe and our Corpus Christi plant incurs heavy damage and prolonged downtime, which may not be fully covered by insurance, our financial results would be adversely affected.

•               Doing business in foreign countries carries certain risks that are not found in doing business in the US.

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

  Potential adverse changes in diplomatic relations of foreign countries with the United States of America
  Terrorism
  Disruptions caused by possible foreign conflicts
  Hostility from local populations
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

United States Operation

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, HALTEX and TIOPREM.  During 2008, the Corpus Christi plant operated at approximately 30% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own.  The lease payment is subject to adjustment every five years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

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

The Corpus Christi plant and improvements are encumbered by a mortgage held by Bank of America, N.A.  (See "Liquidity - United States Operation" on page 31).

European Operation

Our European Operation, TOR Processing and Trade ("TPT"), is located in Hattem, Netherlands, near the major shipping port of Rotterdam.  TPT operated at approximately 40% of capacity in 2008.  The factory site, which the Company owns, was expanded in 2004 from approximately one acre to two acres and consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building which was purchased in July 2004, and a 10,000 square foot warehouse with a loading dock which was purchased in January 2005.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See "Liquidity - European Operation" on page 33).

Asian Operation

Our Asian Operations, TOR Minerals Malaysia ("TMM"), operates the SR manufacturing plant in Ipoh, Malaysia, and is close to the present source of their major raw material - ilmenite.  The plant site has 38 acres of land that TMM has a commitment to use through 2074.  The TMM plant operated at approximately 30% of capacity in 2008.

TMM owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

The Malaysian plant and improvements are encumbered by liens held by HSBC Bank and RHB Bank.  (See "Liquidity - Asian Operation" on page 34).

Item 3.	Legal Proceedings

In late July 2008, we learned that our former chief financial officer, Steven H. Parker, filed a complaint with the Occupational Safety and Health Administration, U.S. Department of Labor.  Parker's complaint was filed on or about July 21, 2008, and alleges that TOR violated the whistleblower provisions of the Sarbanes-Oxley Act of 2002 by terminating Parker's employment in response to Parker's reporting to our CEO and a board member of the negative accounting treatment of a potential transaction.  In addition, Parker has claimed that he was terminated for refusing to perform an illegal act in violation of Texas law.  Parker subsequently notified the Department of Labor that he intended to bring an action against the Company in the United States District Court for the Southern District of Texas.  Because of Parker's election to proceed in the United States District Court, the Department of Labor has dismissed Parker's complaint.  Relief sought by Parker includes back pay, reinstatement or front pay in lieu of reinstatement and reasonable attorney's fees and costs.  We intend to vigorously defend such legal action.

Item 4.	Submission of Matters to a Vote of Security Holders

In October 2008, our Board of Directors requested holders of our Common Stock to consent to the Company's directors, officers, employees and consultants (the "Insiders") to purchase (the "Offering") up to 45 units of our Common Stock with each unit consisting of (1) 25,000 shares of Common Stock at a price of $1.20 per share and (2) a Warrant to purchase an additional 25,000 shares at an exercise price of $2.00 per share.  As a result of this transaction, the Company raised $1,890,000.  We sought this additional capital to partially satisfy conditions to receipt of a waiver of a breach of a covenant in the Credit Agreement from the Bank.

The Board of Directors requested shareholder approval to comply with NASDAQ Rule 4350(i)(1)(D) and NASDAQ Rule 4350(i)(1)(A) because the sale of Units to Insiders, when combined with sales to Non-Insiders, exceeded twenty percent or more of the Common Stock outstanding before the issuance, at a price less than the greater of book or market value, to the extent that the Insider Participation could be considered an equity compensation arrangement, the Company required shareholder approval.

The number of votes to consent, withhold consent and abstain were as follows:

	Consent	Consent Withheld	Abstain
To authorize the Insider Participation in the Offering:	5,211,746	34,815	14,870

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our Common Stock trades on the NASDAQ Capital Market under the symbol: "TORM".  The table below sets forth the high and low sales prices for our common stock for the periods indicated, according to NASDAQ.  On March 26, 2009, the closing trading price of our Common Stock was $0.30 and 5,950 shares were traded.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2008	High	$2.210	$2.230	$1.870	$1.100
	Low	1.950	1.810	1.020	0.500
2007	High	$3.410	$2.980	$2.490	$2.330
	Low	2.500	2.280	1.850	1.950
2006	High	$2.920	$2.750	$2.250	$2.840
	Low	2.120	2.000	1.520	1.820

No cash dividends have ever been paid on our Common Stock.  Except and as otherwise required by the terms of our Series A Convertible Preferred Stock, we currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of holders of record of TOR's Common Stock as of March 31, 2009 was 100.

Series A 6% Convertible Preferred Stock Dividends

On December 6, 2008, we declared a dividend, in the amount of $15,000, for the quarterly period ending December 31, 2008, payable on January 1, 2009, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2008.  Dividends declared on the Series A Convertible Preferred Stock totaled $60,000 in 2008 and 2007.

Indemnification of Directors and Officers

The Company maintains a "Directors and Officers" insurance policy under which the Directors and Officers of the Company are indemnified against liability, which he/she may incur in his/her capacity as such.

Issuer Purchases of Equity Securities

The Company has no reportable purchases of equity securities.

Equity Compensation Plan

The following table provides information as of December 31, 2008, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	743,600	$2.543	385,311
Equity compensation plans not approved by security holders	--		--
Total	743,600	$2.543	385,311

The Company's 1990 Incentive Stock Option Plan ("ISO") for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At December 31, 2008, the 1990 Plan had outstanding options to purchase 13,000 share of common stock.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the "Plan") for TOR Minerals International, Inc..  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 23, 2008, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased from 1,050,000 shares to 1,250,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2018.  At December 31, 2008, the Plan had 730,600 options outstanding, 134,089 exercised and 385,311 available for future issuance.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

For the twelve-month periods ended December 31, 2008, 2007 and 2006, the Company recorded $145,000, $172,000 and $163,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and inventory/cost of sales in the accompanying consolidated income statements.

The Company granted options to purchase 15,000, 242,500 and 96,200 shares of common stock during the twelve-month periods ended December 31, 2008, 2007 and 2006, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2008, 2007 and 2006 was $1.44, $1.81 and $1.52, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.52%	4.37%	5.03%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.70	0.73	0.83
Expected term (in years)	7.00	7.00	6.71

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

The number of shares of common stock underlying options exercisable at December 31, 2008, 2007 and 2006 was 589,500, 565,980 and 597,160, respectively.  The weighted-average remaining contractual life of those options is 5.6 years.  Exercise prices on options outstanding at December 31, 2008, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding
2008	2007	2006	Range of Exercise Prices
64,900	74,100	92,900	$ 0.92 - $ 1.99
573,400	686,900	548,400	$ 2.00 - $ 2.99
600	600	600	$ 3.00 - $ 3.99
64,000	70,500	95,500	$ 4.00 - $ 4.99
13,700	20,200	20,800	$ 5.00 - $ 5.99
27,000	27,000	27,000	$ 6.00 - $ 6.11
743,600	879,300	785,200

As of December 31, 2008, there was $180,000 of option compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 2.1 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of the Company's common stock from January 1, 2004 to December 31, 2008 to the cumulative total return over such period of the (i) NASDAQ/Industrial Index, (ii) NASDAQ Composite Index, and (iii) KMG Chemicals, Inc.  The graph assumes that $100 was invested on January 1, 2004 in the Company's common stock, in the common stock of KMG Chemicals, Inc., in the NASDAQ/Industrial Index and the NASDAQ Composite Index.  The cumulative total return of the NASDAQ/Industrial Index and the NASDAQ Index does not assume the reinvestment of dividends.  The Company selected KMG Chemicals for comparison purposes based on their similar line of business.  Stockholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future performance.

Item 6.	Selected Financial Data
(in thousands, except per share data)	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
NET SALES	$25,304	$27,961	$26,079	$32,669	$30,476
Cost of sales	22,032	22,768	20,939	26,318	23,911
GROSS MARGIN	3,272	5,193	5,140	6,351	6,565
Technical services and research and development	244	245	239	376	453
Selling, general and administrative expenses	4,673	4,290	4,160	4,506	4,567
Goodwill impairment	1,976	-	-
Loss on assets held for sale	679	-	-
(Gain) loss on disposal of assets	98	(12)	1	(12)	55
OPERATING INCOME (LOSS)	(4,398)	670	740	1,481	1,490
OTHER INCOME (EXPENSE):
Interest income	2	18	17	10	8
Interest expense	(524)	(684)	(547)	(412)	(236)
Gain (loss) on foreign currency exchange rate	(38)	25	(135)	(125)	23
Other, net	15	-	20	-	2
INCOME (LOSS) BEFORE INCOME TAX	(4,943)	29	95	954	1,287
Income tax expense (benefit)	19	(42)	2	471	183
NET INCOME (LOSS)	$(4,962)	$71	$93	$483	$1,104
Less: Preferred Stock Dividends	60	60	60	60	56
Income (Loss) Available to Common Shareholders	$(5,022)	$11	$33	$423	$1,048

Income (loss) per common shareholder:
Basic	$(0.64)	$0.00	$0.00	$0.05	$0.14
Diluted	$(0.64)	$0.00	$0.00	$0.05	$0.13

Weighted average common shares outstanding:
Basic	7,881	7,849	7,836	7,812	7,735
Diluted	7,881	7,885	7,873	8,129	8,034

(in thousands)	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$191	$376	$896	$1,280	$341
Working capital	5,559	7,300	9,638	7,630	5,535
Total assets	34,337	38,736	38,011	34,035	33,634
Total long-term debt and capital leases	3,693	7,178	7,659	6,667	4,681
Shareholders' equity	22,515	26,405	24,829	22,952	22,713

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview:

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics, catalysts and solid surface applications.  We have operations in the US, Asia and Europe.

Our US Operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, HALTEX and TIOPREM.  The facility is also the Global Headquarters for the Company.  The Asian Operation, located in Ipoh, Malaysia, manufactures SR and HITOX and our European Operation, located in Hattem, Netherlands, manufactures Alumina based products.  (See "Our Products" on page 4).

Approximately 49% of the 2008 sales are outside of the United States.  Of these sales, approximately 55% are in currencies other than the US Dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the US Dollar.  (See "Foreign Operations - Impact of Exchange Rate" on page 38).

Following are our results for the twelve-month periods ended December 31, 2008, 2007 and 2006.

(In thousands, except per share amounts)	Year Ended December 31,
	2008	2007	2006
NET SALES	$25,304	$27,961	$26,079
Cost of sales	22,032	22,768	20,939
GROSS MARGIN	3,272	5,193	5,140
Technical services and research and development	244	245	239
Selling, general and administrative expenses	4,673	4,290	4,160
Goodwill impairment	1,976	-	-
Loss on assets held for sale	679	-	-
(Gain) loss on disposal of assets	98	(12)	1
OPERATING INCOME (LOSS)	(4,398)	670	740
OTHER INCOME (EXPENSES):
Interest income	2	18	17
Interest expense	(524)	(684)	(547)
Gain (loss) on foreign currency exchange rate	(38)	25	(135)
Other, net	15	-	20
INCOME (LOSS) BEFORE INCOME TAX	(4,943)	29	95
Income tax expense (benefit)	19	(42)	2
NET INCOME (LOSS)	$(4,962)	$71	$93
Less: Preferred Stock Dividends	60	60	60
Income (Loss) Available to Common Shareholders	$(5,022)	$11	$33

Income (loss) per common share:
Basic	$(0.64)	$0.00	$0.00
Diluted	$(0.64)	$0.00	$0.00

Weighted average common shares outstanding:
Basic	7,881	7,849	7,836
Diluted	7,881	7,885	7,873

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

The loss we generated during 2008 was largely indicative of the cost pressures we faced this year, in particular energy and freight costs.  To address these challenges, we have installed new technologies that reduced the consumption of fuel oil at our Malaysian operation, which increased in cost approximately 32% in 2008.  To offset the cost of natural gas at our US operation, we are currently installing similar technologies which will convert a large portion of the manufacturing process from natural gas, which increased approximately 25% in 2008, to electricity.  These new technologies are designed to make our costs less dependent on price fluctuations in these areas going forward.

However, due primarily to the increased cost of natural gas and freight related to shipping SR from Malaysia to our US operation, we reduced production in the US by approximately 31%.  In addition, our Malaysian operation manufactured SR only four months in 2008.  Because we charge overhead to inventory based on normal capacity, idle facility expense is recognized in the period incurred.  As a result, we recorded approximately $2,020,000 related to idle facility expense, primarily at the US and Malaysian operations, in 2008.

Further impacting our 2008 results was a non-cash pretax impairment charge of approximately $1,976,000 relating to the carrying value of our goodwill.  The impairment charge is the result of the annual assessment for impairment required by Statement No. 142 and reflects factors impacted by current market conditions and the completion of our annual budget and forecasting process.

Other factors impacting our 2008 results include the following:

  We increased our reserve for obsolescence or unmarketable inventory approximately $221,000 in the fourth quarter of 2008 for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions primarily due to the decline in the global economy.
  We increased our allowance for doubtful accounts approximately $329,000 in the fourth quarter of 2008 primarily due to the possible impact the current economy may have on customers ability to make their payments.
  We recognized a loss on the sale and disposal of equipment, primarily in the fourth quarter of 2008, of approximately $98,000.  In addition, we classified certain assets of the US operation as "held for sale" during the fourth quarter of 2008.  As a result, we reduced the book value of these assets to fair market value, less estimated costs to sell, and recorded an expense of approximately $679,000.
  We incurred an increase of approximately $103,000 relating to legal fees and approximately $75,000 for accounting fees in our Selling, General and Administrative ("SG&A") expense for 2008.

Lastly, we recorded income tax expense of approximately $19,000 primarily related to valuation allowances at our US and Netherlands operations.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

2009 Outlook:

Due to the downturn in the global economy, we anticipate a decrease in both HITOX and BARTEX sales in 2009.  However, we anticipate this decrease to be offset in part by an increase in our specialty grade ALUPREM, as well as our new TIOPREM and HALTEX product lines.  While the decline in the economy has impacted the introduction of these new products, we anticipate that we will be able to sell these products in plastics, top coat paint and paper applications which were not previously available to us with our traditional HITOX and HALTEX products.

Our new production technologies, installed at our Malaysian operation in May 2008 and at our US operation in March 2009, will replace fuel oil and natural gas with electricity as our primary source of energy, thereby reducing our overall energy costs.  In addition, we have seen a decrease in the cost of freight between Malaysia and the US during the first quarter of 2009.  As a result, we were able to secure the delivery on our first shipment of SR, due to arrive at our US operation in April 2009, at approximately 25% less than we paid for freight in 2008.  Based on our current forecast, this shipment of SR should provide sufficient raw materials to meet most of our US production requirements for 2009.

However, as a result of our projected decrease in worldwide sales of HITOX, our Malaysian operation will be required to decrease their SR production from the 2008 production level of four months to only two months in 2009.  As a result, we expect to incur additional costs related to idle facility expense in 2009 at our Malaysian operation of approximately $250,000 or 25% as compared to 2008.

At our US operation, we are scaling back our production requirements and reducing costs in 2009.  Based on our forecast, we anticipate a reduction in direct and indirect production costs of approximately 30% and a reduction in our SG&A expense of approximately 25%.  This is being accomplished through various cost cutting measures, including a reduction in salaries of approximately 20%, elimination of overtime, a reduction in staff and a delay in filling vacant positions.  In addition, we are reducing and/or eliminating discretionary spending.  Similar cost savings measures are also being implemented at our operations in Malaysia and the Netherlands.  However, a portion of the savings may not be immediately recognized due to various laws and regulations relating to termination benefits in these countries.  There is no assurance that cost reductions will offset our expected revenue decline in 2009, in which case we would continue to experience loss from our operations.

Looking to the future:

Our strategy focuses on pursuing niche markets for paints, plastics, papers and catalysts applications with high value-added products that produce attractive profit margins and have high barriers to entry by competitors.  Our focus is on products that will provide a solid value proposition with our customers and therefore sell at a higher average price and produce more attractive gross margins for TOR.  In addition, the high value-added nature of these products allow us to create close partnerships with our customers and develop long-term relationships with recurring and predictable revenue streams.

As we look at our HITOX business going forward, we expect our traditional HITOX business to remain tied to the strength of the US and global economy.  Our key growth strategy is to introduce newly developed colored pigments that will expand our addressable market and increase our sales potential.  We are applying technologies developed in our Netherlands operation to create new high performance fillers and pigments.  Unlike our traditional HITOX products, our new products have high performance characteristics, much broader end market applications and provide for value-added premium pricing.

We introduced four new colored pigments that are heat stable and are branding these new products under the name TIOPREM Gray, Orange, Beige and Brown in 2008.  In addition, we introduced our new HALTEX line in late 2008.  While the decline in the economy has impacted the introduction of these new products, we anticipate that we will be able to sell these products in plastics, top coat paint and paper applications, which were not previously available to us with our traditional HITOX and HALTEX products.  However, we believe that these products have the potential to greatly expand our addressable market and we hope that they will be contributing to our results in the second half of 2009.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Results of Operations

Net Sales:  Consolidated net sales for 2008 decreased approximately 11% compared with 2007.  The decrease in net sales is primarily due to a decrease in volume (16%) relating to the decline in the global economy, partially offset by an increase in prices (2%) and the effects of fluctuations in the foreign exchange rate (3%).

Consolidated net sales for 2007 increased approximately 7% compared with 2006.  The 2007 growth in net sales was primarily due to an increase in ALUPREM sales worldwide, offset by a reduction in HITOX sales primarily related to the decline in the housing market in the US.

Following is a summary of our consolidated products sales for 2008, 2007 and 2006 (in thousands), exclusive of inter-company sales:

Product	2008		2007		2006
HITOX	$13,182	52%	$14,746	53%	$15,091	58%
ALUPREM	7,425	30%	8,493	30%	6,201	24%
BARTEX	3,123	12%	3,215	11%	3,114	12%
HALTEX	1,219	5%	996	4%	924	3%
TIOPREM	30	<1%	-	0%	-	0%
SR	-	0%	12	<1%	11	<1%
OTHER	325	1%	499	2%	738	3%
Total	$25,304	100%	$27,961	100%	$26,079	100%

  HITOX sales decreased approximately 11% worldwide in 2008 primarily due to a decrease in volume of approximately 13% related to the decline in the global economy which was partially offset by the effect of fluctuations in the foreign exchange rate.  In 2007, HITOX sales decreased approximately 2% worldwide primarily due to a decrease in volume related to the slowing US economy.

  ALUPREM sales decreased approximately 13% worldwide in 2008 primarily due to a decline in the sales volume of our commodity grade ALUPREM in the US market.  Sales of this product line deceased approximately 83% compared to 2007.  We expect to see our commodity grade ALUPREM sales in the US to continue to decline.  Also contributing to the 2008 decrease was a decline in our specialty grade ALUPREM of approximately 53% due to the buying pattern of a large customer.  Partially offsetting the decrease in US volume was an increase in volume in our European market of approximately 3% and the effect of fluctuations in the foreign exchange rate of approximately 10%.  In 2007, ALUPREM sales increased approximately 36% worldwide primarily due to an increase in volume in our US and European markets of approximately 27% and 23%, respectively.  The increase in US volume was primarily related to the buying pattern of a large customer of our specialty grade ALUPREM, while the increase in volume in the European market primarily related to an increase in our customer base.

  BARTEX sales decreased approximately 3% in 2008 primarily related to a decrease in volume following an increase in 2007 of approximately 3% as a result of increases in volume and price.

  HALTEX sales increased approximately 22% in 2008 primarily related to an increase in volume.  Approximately 8% of the increase in volume for 2008 relates to the introduction of our new HALTEX LV product line.  In 2007, HALTEX volume increased approximately 8%.

  SR sales were not material in either 2008 or 2007.

  Other Product sales decreased approximately 35% and 32% in 2008 and 2007, respectively, primarily relating to volume decreases in both the US and Asian markets.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

United States Operation

Following is a summary of net sales for our US operation for 2008, 2007 and 2006 (in thousands).  All inter-company sales have been eliminated.

Product	2008		2007		2006
HITOX	$9,300	61%	$10,409	57%	$10,729	60%
ALUPREM	1,397	9%	3,325	18%	2,654	15%
BARTEX	3,123	20%	3,215	18%	3,114	17%
HALTEX	1,219	8%	996	5%	924	5%
TIOPREM	-	0%	-	0%	-	0%
OTHER	293	2%	345	2%	447	3%
Total	$15,332	100%	$18,290	100%	$17,868	100%

  HITOX sales decreased approximately 11% in 2008 primarily related to a decrease in volume related to the decline in the US economy.  HITOX sales volume decreased approximately 34% during the fourth quarter 2008.  In 2007, HITOX sales decreased approximately 3% primarily due to the decline in the US housing market.

  ALUPREM sales decreased approximately 58% in 2008 primarily due to a decline in the sales volume of our commodity grade ALUPREM sold in the US market.  Sales of this product line decreased approximately 83% compared to 2007.  We expect to see our commodity grade ALUPREM sales in the US to continue to decline.  Also contributing to the 2008 decrease was a decline in our specialty grade ALUPREM of approximately 53% due to the buying pattern of a large customer.  In 2007, ALUPREM sales increased approximately 25% primarily due to an increase in volume, offset by a decrease in price.  The increase in volume was primarily related to the buying pattern of a large customer of our specialty grade ALUPREM.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

European Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our US operation for distribution to our North American customers.  TPT purchases HITOX from our Asian operation for distribution in Europe.  The following table represents TPT's ALUPREM and HITOX sales (in thousands) for 2008, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

Product	2008		2007		2006
ALUPREM	$6,028	88%	$5,168	82%	$3,547	75%
HITOX	825	12%	1,106	18%	1,144	24%
TIOPREM	26	<1%	-	0%	-	0%
OTHER	-	0%	-	0%	66	1%
Total	$6,879	100%	$6,274	100%	$4,757	100%

  ALUPREM sales increased approximately 17% in 2008 due to an increase in volume of approximately 4% and the effect of fluctuations in the exchange rate of approximately 13%.  In 2007, ALUPREM sales increased approximately 46% primarily due to an increase in volume related to TPT expanding the European customer base.

  HITOX sales volume decreased approximately 25% in 2008 primarily related to a decrease in volume, partially offset by the effect of fluctuations in the exchange rate.  In 2007, HITOX sales decreased approximately 3% primarily related to volume.

Asian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our US and European operations.  The following table represents TMM's sales (in thousands) for 2008, 2007 and 2006 to third party customers.  All inter-company sales have been eliminated.

Product	2008		2007		2006
HITOX	$3,057	99%	$3,231	95%	$3,218	93%
TIOPREM	4	<1%	-	0%	-	0%
SR	-	0%	12	<1%	11	<1%
OTHER	32	1%	154	5%	225	7%
Total	$3,093	100%	$3,397	100%	$3,454	100%

  HITOX sales decreased approximately 5% in 2008 primarily related to a decrease in volume of approximately 9% which was partially offset by the effect of fluctuations in the exchange rate.  In 2007, HITOX sales experienced only modest growth over the 2006 level, primarily due to an increase in volume year over year related to growth in the Asian customer base, offset by a decrease in 2007 sales to South America and the Middle East.

  SR sales were not material in either 2008 or 2007.
  Other product sales in 2008 and 2007 decreased approximately 79% and 32%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Gross Margin:  The following table represents our net sales, cost of sales and gross margin (in thousands) for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
NET SALES	$25,304	$27,961	$26,079
Cost of sales	22,032	22,768	20,939
GROSS MARGIN	$3,272	$5,193	$5,140
GROSS MARGIN %	12.9%	18.6%	19.7%

Gross margin decreased 5.7% from 18.6% in 2007 to 12.9% in 2008.  The primary factors affecting gross margin in 2008 include the following:

  increase in the cost of natural gas, the primary source of energy at our US operation increase in the cost of fuel oil, the primary source of energy at our Malaysian operation decrease in production at each of our three operations resulting in under absorption of manufacturing costs and/or idle facility expense increase in the cost of freight and raw materials

In 2007, gross margin decreased 1.1% from 19.7% in 2006 to 18.6%.  The primary factors affecting gross margin in 2007 include an increase in the manufacturing cost of SR, primarily related to energy costs, and a decrease in SR production from seven months in 2006 to four months in 2007.  Offsetting these negative factors were an increase in the average selling prices and process changes and manufacturing efficiencies.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses ("SG&A") in 2008 increased approximately $383,000 from 2007.

Primarily factors increasing SG&A in 2008 include:

  increase in bad debt expense of approximately $381,000 primarily relating to an increase in our allowance for doubtful accounts from $28,000 at December 31, 2007 to $357,000 at December 31, 2008, of which approximately $75,000 relating to the US operations and $254,000 to the European operation increase in legal expenses of approximately $103,000 relating primarily to the 2008 stock offering and employment issues increase in accounting fees of approximately $75,000

Offsetting the above increases were the following factors:

  decrease in salaries of approximately $140,000 primarily related to reductions in staff at the US operations decrease in travel related expenses of approximately $90,000 decrease in option compensation of approximately $27,000

In 2007, SG&A increased approximately $130,000 from 2006 primarily due to an increase in salaries, travel and consulting, offset by a reduction in accounting fees.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Interest Expense:  Interest expense decreased approximately $160,000 in 2008 and increased approximately $137,000 in 2007.  In 2008, interest expense at the US operation decreased approximately $229,000 due primarily to a lower average outstanding balance on our line of credit and long term debt; in 2007, interest expense increased $77,000 due to a larger average outstanding balance on our line of credit and an increase in long term debt.  TPT's interest expense increased approximately $16,000 and $56,000, respectively, due primarily to a larger average outstanding balance on its line of credit in 2008 as compared to 2007.  TMM's interest expense increased approximately $51,000 and $4,000 in 2008 and 2007, respectively, primarily due to an increase in its long term debt and an increase in the utilization of its line of credit and ECR financing.

Income Taxes:  We recorded an income tax expense of approximately $17,000 an state tax expense of approximately $2,000 in 2008 as compared to a tax benefit in 2007 of approximately $42,000.  In 2006, we recorded an income tax expense of approximately $2,000.  The following table represents the components of our income tax expense:

	Components of Income Tax Expense (Benefit)
	Year Ended December 31,
	2008			2007			2006
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$199	$199	$-	$-	$-	$-	$-	$-
State	2	-	2	10	-	10	10	-	10
Foreign	-	(182)	(182)	5	(57)	(52)	-	(8)	(8)
Total Income Tax Expense (Benefit)	$2	$17	$19	$15	$(57)	$(42)	$10	$(8)	$2

In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State's current franchise tax regime.  The new legislation's effective date was January 1, 2007 and our first Texas margins tax ("TMT") return was due May 15, 2008 and was based on our 2007 operations.  Although the TMT is imposed on an entity's gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax.  In accordance with the guidance provided in SFAS No. 109, we have properly determined the impact of the newly-enacted legislation in the determination of our reported state current and deferred income tax liability.

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents decreased $185,000 from the end of 2007 to the end of 2008.  Operating activities provided cash of $1,497,000.  We used cash of $2,392,000 relating to investing activities and financing activities provided $873,000 in 2008.  The effect of the exchange rate fluctuations accounted for a decrease in cash of $163,000.

	Year Ended December 31,
(In thousands)	2008	2007	2006
Net cash provided by (used in)
Operating activities	$1,497	$851	$(971)
Investing activities	(2,392)	(1,021)	(756)
Financing activities	873	(375)	1,171
Effect of exchange rate fluctuations	(163)	25	172
Net change in cash and cash equivalents	$(185)	$(520)	$(384)

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Operating Activities

Cash provided by operating activities increased approximately $646,000 and $1,822,000 in 2008 and 2007, respectively.  The following are the major changes in working capital affecting cash provided by operating activities:

  Accounts Receivable:  Accounts receivable decreased approximately 1,049,000 from the end of 2007 to the end of 2008.  Accounts receivable decreased $357,000, $254,000 and $438,000 at the US operation, European operation and Asian operation, respectively, primarily due to the global slow down in the economy resulting in lower sales in the fourth quarter of 2008 as compared to the same period 2007.  In 2007, accounts receivable increased approximately $49,000.  At the US operation accounts receivable decreased $169,000 primarily due to stronger collections in the fourth quarter 2007; and the European operation's increased $194,000 and the Asian operation's increased $24,000 primarily due to higher fourth quarter sales in 2007.

  Inventories: Inventories increased approximately $685,000 from the end of 2007 to the end of 2008.  Inventories at the US and European operations increased $946,000 and $21,000, respectively.  The increase in US inventories was primarily the result an increase in finished goods as a result of lower sales in the fourth quarter 2008 than anticipated.  Inventory at the Asian operation decreased $282,000 primarily related to a decrease in finished goods and supplies.  In 2007, inventories decreased approximately $61,000.  Inventories at the US operation decreased $493,000 primarily due to a decrease in raw materials (primarily SR), offset by an increase in finished goods inventories (primarily HITOX).  Inventories at the European operation increased approximately $175,000 primarily relating to an increase in raw materials.  Inventories at the Asian operation increased $257,000 relating primarily to an increase in raw materials (primarily Ilmenite), offset by a reduction in HITOX finished goods inventory.

  Other Current Assets:  Other current assets decreased approximately $134,000 primarily related to deposits at the Asian operation.  In 2007, other current assets increased approximately $79,000 primarily related to prepaid insurance and refundable GST tax at the US operation.

  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased approximately $709,000 from the end of 2007 to the end of 2008 primarily relating to a decrease in accounts payable and accrued inventory at the Asian operation.  In 2007, trade accounts payable and accrued expenses decreased approximately $1,056,000 primarily relating to a decrease in accounts payable and accrued inventory at the Asian operation.

Investing Activities

Investing activities used cash of approximately $2,392,000 and $1,021,000 during the twelve-month periods ended December 31, 2008 and 2007, respectively.  Net investments for each of the Company's three operations are as follows:

  US Operation:  We invested approximately $1,112,000 primarily related to new process technologies that will convert a large portion of the US manufacturing process from natural gas to electricity.  In 2007, we invested approximately $426,000 primarily related to production equipment and facility improvements.
  European Operation:  We invested approximately $60,000 primarily new lab equipment and computers.  In 2007, our European operation invested approximately $354,000 at TPT primarily for new production equipment.
  Asian Operation:  We invested approximately $1,220,000 at TMM primarily related to new process technologies that converted the finished goods processing plant from fuel oil to electricity.  In 2007, we invested approximately $241,000 at TMM primarily related to equipment upgrades for the production of SR.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Financing Activities

Financing activities provided cash of approximately $873,000 for the twelve-month period ended December 31, 2008.  In 2007, we used cash of approximately $375,000 in financing.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Borrowings on our US line of credit decreased approximately $2,550,000 and $225,000 for the twelve-month periods ended December 31, 2008 and 2007, respectively.  TPT's line of credit increased approximately $185,000 and $379,000, respectively, for the same period.
  Export Credit Refinancing - Borrowings on TMM's ECR increased approximately $1,458,000 primarily related to the financing of the 2008 HITOX and SR purchases by the US Operation from TMM.  During the twelve-month period ended December 31, 2007, TMM did not utilize the ECR for financing.
  Capital Leases -  Capital leases provided net cash to the US operation of approximately $19,000 and $12,000 for the twelve-month periods ended December 31, 2008 and 2007, respectively, and TPT's capital lease was reduced approximately $72,000 during each of the twelve-month periods.
  Long-term Debt - US Operation:  Our US long-term debt to financial institutions decreased approximately $132,000 during the twelve-month period ended December 31, 2008, after an increase in 2007 of approximately $194,000 primarily due to a new $500,000 term loan which was used to pay off the related party debt to Paulson Ranch of $400,000 and for working capital, offset by a reduction in other long term debt.
  Long-term Debt - European Operation:  TPT's long-term debt decreased approximately $312,000 and $326,000 during the twelve-month periods ended December 31, 2008 and 2007, respectively.
  Long-term Debt - Asian Operation:  TMM's long-term debt increased approximately $436,000 primarily related to the installation of new process technologies in 2008 and approximately $55,000 in 2007 related to upgrading the operations plant and machinery.
  Issuance of Common Stock Options:  We received proceeds of approximately $1,902,000 related to the issuance of common stock and the exercise of common stock options during the twelve-month period ended December 31, 2008.  In 2007, we received proceeds of approximately $57,000 from the exercise of common stock options.
  Preferred Stock Dividends:  The Company paid dividends of $60,000 on its Series A convertible preferred stock, or $0.30 per share in both 2008 and 2007.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Liquidity

Going Concern

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed below, we have significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of the operating losses incurred throughout 2008, we were not in compliance with these ratio covenants under our US Credit Agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank") as of December 31, 2008.

As reported in our Form 8-K filed with the Securities and Exchange Commission on March 11, 2009, we received notification from the Bank on March 5, 2009 of the Bank's decision to terminate the existing Credit Agreement with the Company's US operation and require us to pay off all outstanding indebtedness with the Bank by April 1, 2009, in an amount of approximately $2,456,000.  At March 5, 2009, the Credit Agreement with the Bank consisted of the following:

  Line of Credit, secured by the accounts receivable and inventory of the Company's US operation, in the amount of $1,600,000
  Real Estate Term Loan, secured by the real estate of the Company's US operation, in the amount of $539,000; and
  Term Loan, secured by the property, plant, equipment, accounts receivable and inventory of the Company's US operation, in the amount of $317,000

We have pledged all of our assets in the US to the Bank to secure repayment of this indebtedness.  On March 9, 2009, the Bank notified us that it now believes that pay off by April 1, 2009 is not commercially reasonable for the Company given the current credit market conditions and the amount of time necessary for us to establish a corporate lending relationship with a new financial institution.  Therefore, the Bank notified the Company that it is considering an extension to the Credit Agreement on the condition, among other things, that we raise additional equity capital and that one or more members of our Board of Directors execute personal guaranties of the Credit Agreement in favor of the Bank.  The actual terms and conditions upon which the Bank may grant an extension is subject to satisfactory due diligence, necessary credit approval and such other terms and conditions as may be required by the Bank.

The events described above raise substantial doubt about the Company's ability to continue as a going concern.  Our ability to continue to operate as a going concern is dependent on our ability to successfully negotiate with our US lending institution or establish a corporate lending relationship with a new financial institution, and/or raise sufficient new capital and improve our operating cash flows to a sufficient level.  There can be no assurance we will be able to successfully negotiate with our US lending institution or establish a corporate lending relationship with a new financial institution, and/or raise sufficient new capital and improve our operating cash flows to a sufficient level or that these changes in our operations will be successful.

In addition, the Company's two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade, BV ("TPT") have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At December 31, 2008, TMM's utilization under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. ("HSBC") and RHB Bank, Bhd. ("RHB") totaled $2,205,000 and TPT's utilization under the credit facility and term loans with Rabobank totaled $3,082,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, in light of the Company's liquidity difficulties, there can be no assurances that this debt will not be called for payment.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Following is a summary of our long-term debt and notes payable:

(In thousands)	December 31,
	2008	2007
Term note payable to a US bank, with an interest rate of 6.0% at December 31, 2008, due November 30, 2010.	$576	$723
Term note payable to a US bank, with an interest rate of 5.25% at December 31, 2008, due May 1, 2012	342	441
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at December 31, 2008, due June 1, 2009. (68 Euro)	94	296
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 7.8% at December 31, 2008, due July 1, 2029. (401 Euro)	560	614
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at December 31, 2008, due January 31, 2030. (398 Euro)	556	608
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at December 31, 2008, due July 31, 2015. (333 Euro)	465	560
US Dollar term note payable to a Malaysian bank, with an interest rate of 3.18% at December 31, 2008, due June 30, 2010	525	343
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 3.3% at December 31, 2008, due April 1, 2010.	242	-
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2008, due April 13, 2013	106	-
Total	3,466	3,585
Less current maturities	1,590	907
Total long-term debt and notes payable	$1,876	$2,678

United States Operation

Bank of America Credit Facility and Term Loans

We amended and restated our US Credit Agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank") on March 19, 2008.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the "Line") from October 1, 2008 to April 1, 2009.  As a condition of the waiver granted by the Bank on November 13, 2008, the Line, which provides us with a revolving line of credit subject to a defined borrowing base, was reduced from $5,000,000 to $2,500,000.  At December 31, 2008 and 2007, the outstanding balance on the Line was $750,000 and $3,300,000, respectively, and we had $1,035,000 and $305,000, respectively, available on that date based on eligible accounts receivable and inventory borrowing limitations.

On December 13, 2005 we entered into a real estate term loan (the "Loan") with the Bank, in the amount of $1,029,000.  The Loan is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank's Prime Rate plus two percent (currently 6.0%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the "final payment" of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at December 31, 2008 and 2007, was $576,000 and $723,000, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

On May 7, 2007, we entered into a term loan (the "Term Loan") with the Bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is due and payable monthly, is equal to the Bank's Prime Rate plus two percent (currently 5.25%).  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at December 31, 2008 and 2007, was $342,000 and $441,000, respectively.

The Credit Agreement, which includes the Line, the Loan and the Term Loan identified above, contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations.  The Credit Agreement also requires us to notify the Bank upon the occurrence of a "material adverse event", which among other items, is considered to be an event that may adversely affect our consolidated financial condition, business, properties, operations, the Bank's collateral or the Bank's ability to enforce its rights under the Agreement.

As a result of the operating losses incurred throughout 2008, we were not in compliance with these ratio covenants under our Credit Agreement with Bank.  As a result, the Bank notified us on March 5, 2009 of the Bank's decision to terminate the existing Credit Agreement and require us to pay off all outstanding indebtedness within the Bank by April 1, 2009.  On March 9, 2009, the Bank notified us that it now believes that pay off by April 1, 2009 is not commercially reasonable for the Company given the current credit market conditions and the amount of time necessary for us to establish a corporate lending relationship with a new financial institution.  Therefore, the Bank notified the Company that it is considering an extension to the Credit Agreement on the condition, among other things, that we raise additional equity capital and that one or more members of our Board of Directors execute personal guaranties of the Credit Agreement in favor of the Bank.  The actual terms and conditions upon which the Bank may grant an extension is subject to satisfactory due diligence, necessary credit approval and such other terms and conditions as may be required by the Bank.  There can be no assurance that the bank will extend the Credit Agreement on terms favorable to the Company or at all or that we will be able to meet any of the conditions required by the Bank in order for our US operation to obtain an extension.  If we are unable to obtain an extension, we do not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement, which could force us into bankruptcy or liquidation.

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at December 31, 2008 was $106,000.

Related Parties

We entered into a loan and security agreement on December 12, 2003, with the Company's Chairman of the Board, Bernard Paulson, a 21.4% shareholder, through Paulson Ranch, Ltd.  Under the agreement, Paulson Ranch made a loan to us in the amount $500,000 with a variable interest rate of 4% per annum above the "Wall Street Journal Prime Rate".  The loan, which is subordinate to Bank of America, N.A., is secured by our assets.  Accrued interest is paid monthly.  The principal balance outstanding at December 31, 2006 was $400,000.  The loan proceeds were used for working capital.  The Company paid the outstanding principal balance of $400,000 and accrued interest to Paulson Ranch, Ltd., on March 15, 2007.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

European Operation

On March 20, 2007, our subsidiary, TPT, entered into a new short-term credit facility (the "Credit Facility") with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TPT's line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 8.45%), will mature on December 31, 2009 and is secured by TPT's accounts receivable and inventory.  At December 31, 2008 and 2007, TPT had utilized Euro 1,007,000 and Euro 874,000, respectively ($1,406,000 and $1,276,000, respectively) of its short-term credit facility.

On April 2, 2004, TPT entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TPT's credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TPT's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($15,734).  The loan balance at December 31, 2008 and 2007 was Euro 68,000 and Euro 203,000, respectively ($94,000 and $296,000, respectively).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TPT entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TPT's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,257).  The loan balance at December 31, 2008 and 2007 was Euro 401,000 and Euro 420,000, respectively ($560,000 and $614,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT's existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,187).  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2008 and 2007 was Euro 398,000 and Euro 417,000, respectively ($556,000 and $608,000, respectively).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,820).  The loan is secured by TPT's assets.  The loan balance at December 31, 2008 and 2007 was Euro 333,000 and Euro 383,000, respectively ($465,000 and $560,000, respectively).

TPT's loan agreements covering both the credit facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in the Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case, the lenders could foreclose on the assets of TPT.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Asian Operation

On November 3, 2008, the Company's subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC").  The amendment decreased the Bankers Acceptance from Malaysian Ringgits ("RM") 3,780,000 ($1,093,000) to RM 500,000 ($145,000); the Export Line ("ECR") from RM 8,000,000 ($2,324,000) to RM 5,000,000 ($1,447,000); and the Foreign Exchange Contract Limit from RM 22,000,000 ($6,365,000) to RM 5,000,000 ($1,447,000).  In addition, the amendment extended the maturity date of the HSBC facility from October 1, 2008 to October 31, 2009.

The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($145,000), a bank guarantee of RM 300,000 ($87,000) and an ECR up to RM 5,000,000 ($1,447,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers' and inter-company shipments.

On September 14, 2005, TMM amended the banking facility with HSBC to include a US Dollar loan (the "HSBC Loan") in the amount of $1,000,000 for the purpose of upgrading TMM's plant and machinery.  Monthly interest payments began in December 2005.  Monthly principal payments of $27,778 began on August 26, 2007 and will continue through June 30, 2010.  The interest rate at December 31, 2008 was 3.18%.  The loan balance at December 31, 2008 and 2007 was $525,000 and $343,000, respectively.

On October 30, 2007, TMM renewed its banking facility with RHB Bank Berhad ("RHB") for the purpose of extending the maturity date of the current facilities from October 31, 2007, to October 31, 2008.  The RHB facility, which TMM is currently renegotiating, provides for an overdraft line of credit up to RM 1,000,000 ($289,000) and an ECR up to RM 9,300,000 ($2,690,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($289,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,339,000 to $7,232,000) to be used for hedging purposes against TMM's sales based in currencies other than the RM.
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers' and inter-company shipments, from the existing 150 days up to 180 days.

On May 30, 2008, TMM entered into a US Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $292,000, will be repaid over a period of 22 months with an interest rate of 0.75% above the RHB prime.  Monthly principal payments ($8,350 per month) and interest payments commenced on July 1, 2008, and will continue through April 1, 2010.  The interest rate at December 31, 2008 was 3.3% and the loan balance was $242,000.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At December 31, 2008, the interest rate was 4.5% and the outstanding balance on their ECR facilities was RM 5,039,000 ($1,458,000).  At December 31, 2007, TMM was not utilizing their overdraft or their ECR facilities.

The borrowings under both the HSBC and the RHB short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM's property, plant and equipment.  However, if demand is made by HSBC or RHB, we may be unable to refinance the demanded indebtedness, in which case, the lenders could foreclose on the assets of TMM.  The credit facilities prohibit TMM from paying dividends and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Critical Accounting Policies

General

TOR's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.  TOR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Bad Debts

We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  At December 31, 2008 and 2007, we maintained a reserve for doubtful accounts of approximately $357,000 and $28,000, respectively.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies.  Significant management judgment is required in determining the effective rate and in evaluating our tax position.  We have domestic and foreign net deferred tax assets resulting primarily from net operating loss carryforwards.  At December 31, 2008 we had federal net operating loss carryforward of approximately $13,990,000 at our US operation.  In addition, we had net operating carryforwards at our European operation, TPT, of approximately $1,907,000 and at our Asian operation, TMM, of approximately $3,807,000.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  At December 31, 2008 and 2007, we maintained a reserve for obsolescence and unmarketable inventory of approximately $224,000 and $3,000, respectively.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the year ended December 31, 2008, the Company recorded approximately $2,020,000 related to idle facility expense primarily at the US and Malaysian operations.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Impairment of Goodwill

We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets", effective January 1, 2002.  Under the provisions of SFAS No. 142, we concluded, after the annual impairment review that impairments have occurred to the carrying value of our goodwill.  As a result, our fourth quarter and full year 2008 financial results include an aggregate non-cash pretax impairment charge of approximately $1,976,000.  The impairment charge is the result of the annual assessment for impairment required by SFAS No. 142 and reflects factors impacted by current market conditions and the completion of our annual budget and forecasting process.  This non-cash charge will have no effect on our cash balances or cash flows.

Valuation of Long-Lived Assets

The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2008.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

During the fourth quarter 2008, the Company's Board of Directors and the Bank approved the classification of certain assets of the US operation as "held for sale".  As a result, the Company reduced the book value of the assets to fair market value, less costs to sell, and recorded an expense of approximately $679,000.  In addition, the US operation recorded an expense in 2008 of approximately $98,000 related to the sale/disposal of assets.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases

As of December 31, 2008, we leased 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority and manufacturing equipment from Bank of America Leasing & Capital, LLC.  The minimum future rental payments under these and other non-cancelable operating leases as of December 31, 2008 are as follows:

Years Ending December 31,
(In thousands)
2009	$319
2010	659
2011	60
2012	54
2013	54
Thereafter	732
Total minimum lease payments	$1,878

Except as noted above, we did not have any off-balance sheet arrangements that have, or are likely to have, a material current or future effect on our financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following is a summary of all significant contractual obligations, both on and off Balance Sheet, as of December 31, 2008, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2009	2010	2011	2012	2013	2014 +
Long-term Debt	$3,466	$1,590	$432	$202	$150	$146	$946
Lines of Credit	2,156	2,156	-	-	-	-	-
Export Credit Refinancing	1,458	1,458	-	-	-	-	-
Capital Leases	227	86	98	36	6	1	-
Operating Leases	1,878	319	659	60	54	54	732
Foreign Currency Derivatives	1,782	1,782	-	-	-	-	-
Natural Gas Derivative	198	198	-	-	-	-	-
Total	$11,165	$7,589	$1,189	$298	$210	$201	$1,678

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

Other matters

Anticipated Capital Expenditures

During the first quarter of 2009, we plan to complete the upgrade our production processes and technologies at our US operation which will assist in offsetting the high cost of natural gas.  The cost of this project is approximately $950,000, of which, approximately $200,000 will be recognized as a capital expenditure in 2009.

Inflation

Other than the increases in energy prices and transportation costs as described in Item 1 under "Raw Materials and Energy", general inflation has not had a significant impact on our business, and it is not expected to have a major impact in the foreseeable future.  Increases in energy pricing in 2008 and 2007 adversely affected our results of operations and are expected to continue to do so.

Global Economy

The recent global economic crisis has had a significant impact on our business.  Because a significant portion of our sales revenue is tied to the construction industry, we expect our sales revenue of existing products to decline in 2009 which will adversely affect our results of operations.

Foreign Operations - Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TPT in the Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to US Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet.  As of December 31, 2008 and 2007, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $1,206,000 and $1,680,000, respectively.  From the beginning of 2008 to the end of 2008, the US Dollar gained strength against the Malaysian Ringgit, as a result, net income decreased approximately $97,000.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to US Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2007 and 2006, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $2,015,000 and $2,472,000, respectively.  From the beginning of 2008 to the end of 2008, the US Dollar gained strength against the Euro, as a result, net income decreased approximately $195,000.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2008, 2007 and 2006

At December 31, 2008, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording a net gain of approximately $3,000 as a component of net income and as a current asset on the balance sheet at December 31, 2008.

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

On November 18, 2008, we entered into a natural gas contract with Bank of America, N.A. for 40,000 MM/Btu's of natural gas.  The contract, which was not designated as a hedge, was marked to market at December 31, 2008 and we recorded a net loss of approximately $26,000 as a component of our 2008 net loss and as a current liability on the balance sheet at December 31, 2008.

Item 7 A.	Quantitative and Qualitative Disclosures about Market Risk

Natural Gas Price Risk

A substantial portion of TOR's products are manufactured utilizing natural gas as the main source of fuel.  The price of natural gas fluctuates as the market supply and demand change.  Accordingly, product margins and the level of profitability tend to fluctuate with these changes in the price of natural gas.  Using sensitivity analysis and a hypothetical 10% increase in the price, and consumption, of natural gas from the average price in effect during 2008, the increase in annual natural gas expense would reduce net income by approximately $85,000.

In addition, we selectively enter into natural gas derivatives to help manage the exposure to natural gas price risks through the use of forwards contracts.  The net loss recognized in earnings in 2008 was approximately $26,000.

Fuel Oil Price Risk

A substantial portion of TOR's products, manufactured at our Asian plant, are manufactured utilizing fuel oil as the main source of fuel.  The price of fuel oil fluctuates as the market supply and demand change.  Accordingly, product margins and the level of profitability tend to fluctuate with these changes in the price of fuel oil.  Using sensitivity analysis and a hypothetical 10% increase in the price of fuel oil from the average price in effect during 2008, the increase in annual fuel oil expense would reduce net income by approximately $138,000.

Foreign Exchange Risk

TOR maintains operations in both Asia and Europe and markets its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates.  Costs in some countries are incurred, in part, in currencies other than the applicable functional currency.  TOR's non-US operations account for approximately 39% of consolidated revenues and 76% of long-lived assets.  TOR selectively utilizes forward contracts to protect against the adverse effect the exchange rate fluctuations may have on foreign currency denominated accounts receivable and accounts payable (both trade and inter-company).  These derivatives are generally designated as cash flow hedges for accounting purposes.  At December 31, 2008, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording a net gain of approximately $3,000 as a component of net income and as a current asset on the balance sheet at December 31, 2008.  See the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Foreign Operations - Impact of Exchange Rate."

Interest Rate Risk

We are exposed to risk from changes in interest rates on certain of our outstanding debt.  As of December 31, 2008, we had $3,928,000 related to variable rate debt instruments.  The outstanding loan balances under our bank credit facilities bear interest at variable rates based on prevailing short-term interest rates in the United States, Europe and Asia.  A 10% change in variable interest rates would impact the 2009 interest expense by approximately $600,000 based on balances outstanding at December 31, 2008.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by the report ("Evaluation Date").  Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on management's assessment and those criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Controls

During the quarter ended December 31, 2008, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2008.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Control Persons

The following table sets forth the name, age, position as executive officer and time of service as a director of each of our directors

Director Nominee	Age	Present Office(s) Held In Our Company	Since
David Hartman	72	None	2001
Douglas M. Hartman	41	None	2001
Olaf Karasch	52	President, Chief Executive Officer	2006
Thomas W. Pauken Esq.	65	None	1999
Bernard A. Paulson	80	Chairman of the Board	1992
Steven E. Paulson	45	None	2008
Tan Chin Yong, PhD.	44	None	2001

David A. Hartman, age 72, has served as a director of our Company since 2001. Mr. Hartman has been chairman and chief executive officer of Hartman & Associates, Inc. since 1988.  Hartman & Associates is an investment business operating in Austin, Texas. Mr. Hartman also serves as a director of several foundations and private companies. The D and CH Trust, for which Mr. Hartman serves as Trustee, selected Mr. Hartman as a member of our board of directors by exercising its right pursuant to a written agreement entered into as part of our April 2001 private placement that permits the designation of one person to our board of directors. David A. Hartman is the father of Douglas M. Hartman.

Douglas M. Hartman, MBA, age 41, has served as a director of our Company since 2001. Mr. Hartman has served as president of Hartman & Associates, Inc., an investment business in Austin Texas, since 1999, and as a director of The Software Revolution, Inc., a provider of automated legacy computer system modernization services, since 2001. The Douglas MacDonald Hartman Family Irrevocable Trust, for which Mr. Hartman serves as Trustee, selected Mr. Hartman as a member of our board of directors by exercising its right pursuant to a written agreement entered as part of our April 2001 private placement that permits the designation of one person to our board of directors.  Mr. Hartman is the son of David A. Hartman.

Dr. Olaf Karasch, age 52, was appointed as our Executive Vice President, Operations, on September 4, 2002, and he was appointed President and Chief Executive Officer on July 1, 2006. Dr. Karasch had served as Managing Director of our Company's wholly owned Netherlands subsidiary, TP&T, since joining our Company on May 16, 2001. In January 1996, Dr. Karasch was managing director for Flohme Chrome Plating and Plasma Coating. In 1997, he joined the Royal Begemann Group in the Netherlands, the predecessor of TP&T, until we purchased it in 2001. Dr. Karasch received his Ph.D. in Mineralogy at Reinisch-Westfalische University in Aachen, Germany where he specialized in submicronization (particle size reduction below one micron).

Thomas W. Pauken, Esq., age 65, has served as a director of our Company since 1999. Mr. Pauken has been President of TWP, Inc., an investment company in Dallas, Texas, since 1991, and he has served as Managing Partner of Capital Partners, II, Ltd. Investments since 2000. Mr. Pauken is also a director of Future Matrix, a privately held company.

Bernard A. Paulson, age 80, has served as a director since 1992. Mr. Paulson has served as chairman of our board since May 2001. Since 1996, Mr. Paulson has served as chairman of The Automation Group, LP ("TAG"). TAG became a wholly owned subsidiary of Emerson Electric in December 2007.  Bernard Paulson is the father of Steven E. Paulson.

Steven E. Paulson, age 45, has served as President and a director of TAG since 1996.  TAG became a wholly owned subsidiary of Emerson Electric in December 2007.  Mr. Paulson is the son of Bernard A. Paulson.

Tan Chin Yong, Ph.D., age 44, has served as a director of our Company as well as our subsidiary company in Malaysia TOR Minerals (M) Sdn. Bhd. since 2001.   Dr. Tan has also served as Chief Executive Officer of Kaizen Holdings Sdn. Bhd. in Malaysia since 2008 and director of Kinta Properties Group Sdn. Bhd. since 2003.

Management - Executive Officers

The following table sets forth our named executive officers ("NEOs"), a group that includes our Chief Executive Officer (CEO), Acting Chief Financial Officer, (CFO), and our other most highly compensated executive officers whose total compensation for our fiscal year ended December 31, 2008 exceeded $100,000, which included two other persons.

Name	Age	Position	Since
Olaf Karasch	52	President and Chief Executive Officer	2006
Mark Schomp	49	Executive Vice President	2006
Hee Chew Lee	53	Vice President, Asian Operations	2002
Barbara Russell	56	Secretary and Acting Chief Financial Officer	2008

Dr. Olaf Karasch, President and Chief Executive Officer - Dr. Olaf Karasch was appointed President and Chief Executive Officer by the Board on July 1, 2006.  Dr. Karasch resides in Germany and offices at our European operation, TP&T, located in Hattem, Netherlands.  Prior to appointment as President and Chief Executive Officer, Dr. Karasch had served as Executive Vice President, Operations, since September 4, 2002.  Prior to that, Dr. Karasch served as Managing Director of TP&T since joining the Company on May 16, 2001.  In January 1996, Dr. Karasch was managing director for Flohme Chrome Plating and Plasma Coating.  In 1997, he joined the Royal Begemann Group in the Netherlands until its purchase by TOR in 2001.  Dr. Karasch received his Ph.D. in Mineralogy at Reinisch-Westfalische University in Aachen, Germany where he specialized in submicronization (particle size reduction below one micron).

Mark Schomp, Executive Vice President - Mark Schomp was appointed Executive Vice President by the Board on July 1, 2006.  Prior to that, Mr. Schomp served as Vice President, Sales and Marketing since September 4, 2002.  Mr. Schomp is a Chemical Engineer who spent 15 years in sales and sales management with Alusuisse-Lonza, a large European manufacturer of aluminum, specialty aluminas, and other products.  He has wide experience in selling pigments and fillers for plastics and coatings applications.  Mr. Schomp joined the Company's sales department in 2001.

Lee Hee Chew, Vice President, Asian Operations - Lee Hee Chew was appointed Vice President, Asian Operations, by the Board on December 5, 2002.  Mr. Lee, a Chemical Engineer, joined TOR in 1994 as General Manager and has served as the Managing Director of our Asian operation, TMM, since 1998.

Barbara Russell, Secretary and Acting Chief Financial Officer - Barbara Russell was appointed Secretary and Acting Chief Financial Officer by the Board of Directors on May 23, 2008.  Ms. Russell has served as the Company's Controller since 1999.   Prior to joining the Company in 1997, she was Chief Executive Officer of the South Texas Lighthouse for the Blind.

No executive officer of the Company has any family relationship with any other director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based on our review of documents provided to us, Mr. Pauken and Dr. Tan each filed a late Form 4, and all other reports required to be filed by Section 16(a) during the fiscal year ended December 31, 2008 were timely filed.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any other person performing similar functions) and employees.  The Code of Ethics can be viewed on the Company's web site at www.torminerals.com.  The Company intends to post amendments to, or waivers from, its Code of Ethics that apply to its Chief Executive Officer, Chief Financial Officer, Controller and any other person performing similar functions, on its website.

The Company will provide to any person, without charge, upon written request, a copy of the Code of Ethics.  Such requests should be sent to the Company's Corporate Secretary, at 722 Burleson Street, Corpus Christi, Texas  78402.

Audit Committee

The Audit Committee is composed of three outside directors and operates under a written charter adopted by our board of directors according to the rules and regulations of the SEC and the Nasdaq Stock Market Marketplace Rules.  A copy of the charter may be found on our Company's website, www.torminerals.com.  The Audit Committee members are Messrs. Douglas Hartman (Chairman), Steven Paulson, and Dr. Tan Chin Yong, each of which our board of directors has determined qualify as independent as that term is defined under the applicable rules of the Nasdaq Stock Market and the SEC.  Our board of directors has reviewed the education, experience and other qualifications of each of the members of its Audit Committee.  After review, our board of directors has determined that Douglas Hartman meets the SEC's definition of an "audit committee financial expert."  The Audit Committee met four times in 2008.

REPORT OF THE AUDIT COMMITTEE

The following is the report of the Audit Committee with respect to our audited consolidated financial statements for the fiscal year ended December 31, 2008.  The information contained in this report shall not be deemed to be "soliciting material" or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

Review with Management

The Audit Committee has reviewed and discussed with management and our independent auditors the audited consolidated financial statements of TOR Minerals International, Inc.  The committee reviewed with our independent auditors the matters required to be discussed by Statement on Auditing Standards No. 114, The Auditor's Communication with Those Charged with Governance, regarding their judgments as to the quality, not just the acceptability, of the accounting principles of TOR Minerals International, Inc. and such other matters as the committee and the auditors are required to discuss under auditing standards generally accepted in the United States. Additionally, the committee discussed with the auditors their independence from TOR Minerals International, Inc., and our management, including the matters in the written disclosures and the letter provided by the independent auditors to the Audit Committee as required by the Public Company Accounting Oversight Board ("PCAOB") in Rule 3526, Communication with Audit Committees Concerning Independence, and considered the compatibility of nonaudit services with the auditors' independence.

Review and Discussions with Independent Accountants

The Audit Committee held four regularly scheduled meetings with the independent auditors prior to the inclusion of the consolidated financial statements into the periodic filings and one special meeting during our Company's fiscal year ended December 31, 2008.

The Audit Committee has received the written disclosures and letter from UHY as required by the Public Company Accounting Oversight Board ("PCAOB") in Rule 3526, Communication with Audit Committees Concerning Independence, confirming their independence from us and our related entities within the meaning of the rules and regulations of the PCAOB and the Audit Committee has discussed with UHY their independence from us.

Based on the foregoing reviews and discussions, the committee recommended to our board of directors that the audited consolidated financial statements of TOR Minerals International, Inc. be included in our Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the SEC.

Based on the review and discussions referred to above, and subject to ratification by the stockholders, the Audit Committee recommended to our board of directors that UHY LLP be reappointed as the independent auditors for the year 2009.

SUBMITTED BY THE AUDIT COMMITTEE OF OUR BOARD OF DIRECTORS
DOUGLAS HARTMAN, STEVEN PAULSON & TAN CHIN YONG

Corporate Governance

Committees of Our Board

Our board of directors has three standing committees: an Audit Committee, Compensation and Incentive Plan Committee and an Executive Committee.

Audit Committee

The Audit Committee is composed of three outside directors and operates under a written charter adopted by our board of directors according to the rules and regulations of the SEC and the Nasdaq Stock Market Marketplace Rules.  A copy of the charter may be found on our Company's website, www.torminerals.com.  The Audit Committee members are Messrs. Douglas Hartman (Chairman), Steven Paulson, and Dr. Tan Chin Yong, each of which our board of directors has determined qualify as independent as that term is defined under the applicable rules of the Nasdaq Stock Market and the SEC.  Our board of directors has reviewed the education, experience and other qualifications of each of the members of its Audit Committee.  After review, our board of directors has determined that Douglas Hartman meets the SEC's definition of an "audit committee financial expert."  The Audit Committee met four times in 2008.

The Audit Committee is the communication link between our board of directors and our independent auditors.  In addition to recommending the appointment of the independent auditors to our board of directors, the Audit Committee reviews the scope of the audit, the accounting policies and reporting practices, internal control, compliance with our policies regarding business conduct and other matters as deemed appropriate.

The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm.  Through and as of March 31, 2009, UHY had a continuing relationship with UHY Advisors, Inc. ("Advisors") from which it leased auditing staff who were full time, permanent employees of Advisors and through which UHY's partners provide non-audit services. UHY has only a few full-time employees.  Therefore, few, if any, of the audit services performed were provided by permanent, full-time employees of UHY.  UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Compensation and Incentive Plan Committee

The Compensation and Incentive Plan Committee currently consists of Messrs. David Hartman and Thomas Pauken (Chairman), both of whom are independent directors as defined in the Nasdaq Stock Market Marketplace Rules, and operates under a written charter adopted by our board of directors.  A copy of the charter may be found on our Company's website at www.torminerals.com. The Compensation and Incentive Plan Committee met twice in 2008.

The Compensation and Incentive Plan Committee formulates and presents to our board of directors recommendations as to the base salaries for all officers of our Company.  The Compensation and Incentive Plan Committee specifically reviews, approves, and establishes the compensation for our executive officers. This committee is authorized to (1) select persons to receive awards under our Company's 2000 Incentive Plan, (2) to determine the terms and provisions of the awards, if any, the amount of the awards, (3) to review performance of persons selected for bonuses and (4) otherwise administer our Company's 2000 Incentive Plan to the full extent provided in such Incentive Plan.  The Compensation and Incentive Plan Committee is not authorized to delegate its authority to other persons.

Executive Committee

Since September 2002, we have had an Executive Committee advise the president and chief executive officer in matters of debt financing, contract negotiations and other situations that may arise.  The committee, which met three times in the fiscal year ended December 31, 2008, consists of Messrs. Douglas Hartman, Karasch, Paulson (chairman) and Pauken.

Item 11.	Executive Compensation

Overview

The Compensation and Incentive Plan Committee (the "Committee") is responsible for administering the executive compensation program for our Company. The Committee is responsible for establishing appropriate compensation goals for the executive officers of our Company, evaluating the performance of such executive officers in meeting such goals and making recommendations to our board of directors with regard to executive compensation. Our Company's compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, and achievement of specific operation, financial and strategic objectives.

The Committee conducts a twice annual review of the compensation packages of our executive officers, taking into account factors which it considers relevant, such as our Company's financial performance and the performance of the executive officer under consideration. The Committee does not engage in any benchmarking of total compensation or any material element of compensation against any specific companies or groups of companies. The particular elements of our compensation programs for our executive officers are described below. Neither we nor the Committee has engaged any consultants to provide advice regarding compensation matters.

In carrying out its duties to establish the executive compensation program, the Committee is guided by our Company's desire to achieve the following objectives:

  attract and retain high-quality leadership;
  provide competitive compensation opportunities that support our overall business strategy and objectives; and
  effectively serve the interests of our shareholders.

These objectives are implemented by the Committee through its executive compensation program. In 2008, the compensation program established by the Committee was comprised of the following three primary components:

  base salary;
  annual cash incentive payment; and
  long-term equity based compensation awards.

The Committee has the flexibility to use these primary components, along with certain other benefits, in a manner that attempts to effectively implement its stated objectives with respect to the compensation arrangements for each of our executive officers. Each of the primary components, and the certain other benefits, are discussed in more detail below.

Base Salary

Our executive officers' salaries are determined by evaluating their relative roles and responsibilities.  Individual salaries are reviewed annually and salary increases are based on our Company's overall performance and the executive's individual performance during the preceding year.  The Compensation and Incentive Plan Committee does not assign relative weights or importance to any specific measure of our financial performance.

The Committee considered our Company's financial performance and his performance in determining the base salary for 2007 for Dr. Olaf Karasch, our President and Chief Executive Officer.  Based on these factors, the Committee established Dr. Karasch's salary under his employment agreement as $326,804 in 2008 and $331,679 in 2007.  Mr. Schomp received a base salary of $171,010 in 2008 and $171,010 in 2007.  Mr. Lee received a base salary of  $98,941 in 2008 and $99,816 in 2007.

Annual Bonuses

The annual compensation of our executive officers consists of a base salary and discretionary bonus payments. Our board of directors may issue bonuses to our executive officers at the end of the fiscal year based on the financial performance of our Company and the individual performance of the officer.  In 2008, Lee Hee Chew, our Vice President, Asian Operations, received a bonus of $14,429.  In 2008, Ms. Russell, our Acting Chief Financial Officer, received a $5,000 bonus.

Stock Option Grants

Our 2000 Incentive Stock Plan, intended to advance the interests of our Company by encouraging stock ownership on the part of key employees, was approved by the stockholders on May 5, 2000 and amended with stockholder approval on May 23, 2008 to increase the number of shares subject to the Plan to 1,250,000 shares.  The Plan is intended to provide our directors, executive officers and employees the opportunity to acquire a proprietary interest in the success of our Company by granting stock options to such directors, executive officers and employees.  Specifically, the plan is intended to advance the interests of our Company by:

  enabling us to attract and retain the best available individuals for positions of substantial responsibility;
  providing additional incentive to such persons by affording them an opportunity for equity participation in our business; and
  rewarding directors, executive officers and employees for their contributions to our business.

The 2000 Incentive Stock Plan is administered by our Compensation and Incentive Plan Committee.  Both "Incentive Stock Options" and "Nonstatutory Options" may be granted under the 2000 Incentive Stock Plan from time to time.  Incentive Stock Options are stock options intended to satisfy the requirements of Section 422 of the Internal Revenue Code.  Nonstatutory Options are stock options that do not satisfy the requirements of Section 422 of the Internal Revenue Code.

All options under the 2000 Incentive Stock Plan are required to be at an exercise price of not less than 100% of the fair market value of the stock on the date of grant. Each option expires not later than ten years from the date the option was granted.  Options are exercisable in installments as provided in individual stock option agreements.

Stock options are the primary source of long-term incentive compensation for our executive officers and directors.  Each of our executive officers and directors are eligible to participate in our 2000 Incentive Stock Plan.

Stock option grants are made at the discretion of the Committee.  Each grant is designed to align the interests of the executive officer with those of our stockholders and provide each individual with a significant incentive to manage our Company from the perspective of an owner with an equity stake in the business.  Each grant allows the officer to acquire shares of Common Stock at a fixed price per share (typically, the market price on the grant date) over a specified period of time (up to ten years).  Shares underlying each option becomes exercisable in a series of installments over a vesting period, contingent upon the officer's continued employment with our Company.  Accordingly, the option will provide a return to the executive officer only if he or she remains employed by our Company during the vesting period, and then only if the market price of the shares appreciates over the option term.

The size of the option grant to each executive officer is set by the Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual's current position with our Company, the individual's personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual.  The relevant weight given to each of these factors varies from individual to individual.  Our Company does not have security ownership requirements or guidelines for its executive officers.

During 2008, none of our executive officers were granted Options.

Employment Agreement

As required by Netherlands law, our Netherlands subsidiary, TOR Processing & Trade BY (TP&T), has entered into a Service Agreement (the "Service Agreement") with Dr. Olaf Karasch, pursuant to which he serves as the Managing Director of TP&T.  Dr. Karasch also serves as President and Chief Executive Officer of our Company.  The Service Agreement, dated May 11, 2001, provides that Dr. Karasch will be paid an annual gross salary of EURO 150,000, and an annual net salary, after taxes, of between EURO 94,000 and EURO 90,000.  The Service Agreement is evergreen and has an initial term ending in March 2006, after which time either party can terminate the Service Agreement by giving the other party not less than six months written notice.  Notwithstanding the foregoing, Dr. Karasch can be terminated at any time by TP&T in certain instances where he has neglected his duties, materially breached the Service Agreement, or brought TP&T or himself into disrepute.  Effective January 1, 2008, Dr. Karasch's monthly salary increased by EURO 4,220, which, on January 1, 2008, was equal to US$6,157.

Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code ("Section 162(m)") generally disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year.  The limitation applies only to compensation that is not considered to be performance-based.  We generally intend to limit non-performance based compensation to our executive officers consistent with the terms of Section 162(m) so that compensation will not be subject to the $1 million deductibility limit.  Cash and other non-performance-based compensation paid to our executive officers for fiscal 2008 did not exceed the $1 million limit per officer.

Review of All Components of Executive Compensation

The Committee has reviewed all components of compensation for our NEOs, including salary, bonus, accumulated realized and unrealized stock option gains, and the dollar value to the NEO and cost to us of all perquisites and other personal benefits.  Our Chief Executive Officer assists the Committee in assessing and designing our Company's compensation program, and he attended all of the Committee's meetings held in 2008 and 2007 but was not present during voting or deliberations of his compensation.  Except as described below, the Committee did not adopt any new compensations or programs or amend any existing compensation policies in 2008.

Based on this review, the Committee finds the total compensation for our NEOs in the aggregate to be reasonable and not excessive.  The Committee specifically considered that our Company does not maintain any employment contracts, with the exception of its employment agreement with Dr. Karasch, as described above under the section entitled "Employment Agreement," or change of control agreements with Dr. Karasch.  It should be noted that when the Committee considers any component of total compensation of our NEOs, the aggregate amounts and mix of all the components, including accumulated (realized and unrealized) option gains are taken into consideration in the Committee's decisions.

Internal Pay Equity

The Committee believes that the relative difference between Chief Executive Officer compensation and the compensation of our Company's other executives is consistent with such differences found in our reference labor market.

Compensation and Incentive Plan Committee Report

The Compensation and Incentive Plan Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and based on such review and discussion, the Compensation and Incentive Plan Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

SUBMITTED BY THE COMPENSATION AND INCENTIVE PLAN COMMITTEE
OF OUR BOARD OF DIRECTORS
DAVID A. HARTMAN & THOMAS W. PAUKEN

This Compensation and Incentive Plan Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent our Company specifically incorporates this Report by reference therein.

Summary Compensation Table for 2008

The following table sets forth information concerning the compensation of our NEOs for the fiscal year ended December 31, 2008.

Name and Principal Position	Year	Salary		Bonus	Option Awards		All Other Compensation		Total
Olaf Karasch President and	2008	$326,804		$-	$-		$18,157	(1)	$344,961
Chief Executive Officer	2007	$331,679	(2)	$-	$1,632	(3)	$7,007	(4)	$340,318
	2006	$243,172		$7,760	$6,790	(5)	$-		$257,722
Lee Hee Chew Vice President,	2008	$98,941		$14,429	$-		$2,718	(6)	$116,088
Asian Operation	2007	$99,816		$12,477	$20,659	(7)	$2,743	(8)	$135,695
	2006	$96,906		$30,283	$-		$2,663	(8)	$129,852
Steven Parker Chief Financial Officer(9)	2008	$68,185		$-	$-		$-		$68,185
	2007	$153,000		$-	$26,016	(10)	$15,242	(11)	$194,258
Barbara Russell Acting Chief Financial	2008	$82,804		$5,000	$-		$-		$87,804
Officer (12) and Secretary	2007	$-		$-	$-		$-		$-
	2006	$66,277		$-	$-		$-		$66,277
Mark J. Schomp Executive Vice President, Marketing and Sales	2008	$165,010		$-	$-		$6,000	(13)	$171,010
Marketing and Sales	2007	$165,010		$-	$-		$6,000	(13)	$171,010
	2006	$157,221		$-	$3,395	(14)	$6,000	(15)	$166,616

(1)        Consists of Dr. Karasch's Netherlands insurance policy and taxes.

(2)       Consists of annual salary of $288,101 under Dr. Karasch's employment agreement with TP&T and $43,578 in additional salary in connection with Dr. Karasch's position of President and CEO.  Of this $25,892 was earned in 2007 and paid in 2008.  See the sections entitled "-Base Salary" and "-Employment Agreement" for a description of Dr. Karasch's employment agreement with the Company.

(3)        On November 20, 2007, Dr. Karasch was granted options to purchase 75,000 shares of Common Stock at an exercise price of $2.14.

(4)        Consists of Dr. Karasch's Netherlands pension and taxes.

(5)        On July 17, 2006, Dr. Karasch was granted options to purchase 50,000 shares of common stock at an exercise price of $2.05.

(6)        Consists solely of automobile expense and mobile telephone expense.

(7)        On November 21, 2007, Mr. Lee was given a modification of his option granted dated May 14, 2004.  Please see details under Stock Option Grants.

(8)        Consists solely of automobile expense and mobile telephone expense.

(9)        On May 23, 2008, Mr. Parker was terminated from the Company.

(10)       On January 2, 2007, Mr., Parker was granted options to purchase 100,000 shares of Common Stock at an exercise price of $2.84.

(11)       Consists solely of relocation expenses.

(12)       Ms. Russell was appointed Acting Chief Financial Officer and Secretary on May 23, 2008.

(13)       Consists solely of car allowance.

(14)       On July 17, 2006, Mr. Schomp was granted options to purchase 25,000 shares of common stock at an exercise price of $2.05.

(15)       Consists solely of car allowance.

Grants of Plan-Based Awards for 2008

No Plan Based Awards were granted in 2008.

Outstanding Equity Awards at Fiscal Year-End for 2008

The following table sets forth information concerning unexercised options and stock that have not vested for each of our executive officers named in the Summary Compensation Table that is outstanding as of December 31, 2008.

Option Awards

Name	Name of Securities Underlying Unexercised Options (#) Exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date
Olaf Karasch	5,000	(1)			$1.09	5/16/2011
	88,500	(2)			$2.21	5/23/2013
	10,000		40,000	(3)	$2.05	7/17/2016
			75,000	(4)	$2.14	11/20/2017
Lee Hee Chew	25,000	(5)			$2.25	5/5/2010
	10,000	(6)			$2.21	5/23/2013
	35,000		15,000	(7)	$4.43	5/14/2014
	15,000		10,000	(8)	$2.20	5/14/2014
Barbara Russell	300	(9)			$1.25	12/1/2010
	2,000	(10)			$2.21	5/23/2013
Mark J. Schomp	25,000	(11)			$1.09	5/16/2011
	100,000	(12)			$2.21	5/23/2013
	5,000		20,000	(13)	$2.05	7/17/2016

(1)           The options vested are vested, with the final tranche having vested on May 16, 2006.

(2)           The options vested are vested, with the final tranche having vested on January 1, 2007.

(3)           The options vest in five annual equal increments on each of July 17, 2007, 2008, 2009, 2010 and 2011.

(4)           The options vest in five annual equal increments on each of November 20, 2008, 2009, 2010, 2011, and 2012.

(5)           The options vested are vested, with the final tranche having vested on January 1, 2007.

(6)           The options vested are vested, with the final tranche having vested on May 14, 2006.

(7)           The options final tranche will vest on May 13, 2009.

(8)           The options final tranche will vest on May 13, 2009.

(9)           The options are vested, with the final tranche vesting on December 1, 2005.

(10)        The options are vested, with the final tranche vesting on January 1, 2007.

(11)        The options vested are vested, with the final tranche having vested on May 16, 2006.

(12)        The options are vested, with the final tranche having vested on January 1, 2007.

(13)        The options vest in five annual equal increments on each of July 17, 2007, 2008, 2009, 2010 and 2011.

Directors' Compensation

The following table sets forth the amounts paid to our Company's outside directors for their service as directors of our Company for the fiscal year ended December 31, 2008.  Employee directors receive no additional compensation for service on our board of directors or on committees of our board of directors.

Name	Fees Earned or Paid in Cash (1)		Stock Awards (3)	Total
John J. Buckley(4)	$5,500		$-	$5,500
W. Craig Epperson(5)	$3,000		$-	$3,000
David Hartman	$11,000		$5,225	$16,225
Douglas M. Hartman	$14,500	(2)	$5,225	$19,725
Thomas W. Pauken Esq.	$11,500		$5,225	$16,725
Bernard A. Paulson	$13,500		$5,225	$18,725
Steven E. Paulson	$7,000		$5,225	$12,225
Tan Chin Yong, PhD.	$10,000		$5,225	$15,225

(1)        Non-employee members of our board of directors are compensated by our Company for board meetings attended in the amount of $1,000 per meeting and a quarterly retainer of $1,500, with the chairman receiving an additional $500 per quarter. All directors are reimbursed for their reasonable travel expenses incurred in attending meetings of our board of directors or any committee of our board of directors or otherwise in connection with their service as a director. Additionally, compensation of $500 is paid to the non-employee directors for each committee meeting attended.

(2)        The Audit Committee chairman receives $1,000 for each committee meeting attended due to his increased responsibilities for Sarbanes Oxley compliance.

(3)        Our 2000 Incentive Plan provides that each non-employee director of our Company will automatically be granted a non-qualified option for 2,500 shares of Common Stock under the 2000 Incentive Plan on the first business date after each annual meeting of stockholders of our Company. Each option so granted to a non-employee director has an exercise price per share equal to the fair market value of the Common Stock on the date of grant of such option. Each such option will be fully exercisable at the date of grant and will expire upon the tenth anniversary. On May 27, 2008, Messrs. Hartman, Hartman, Pauken, Paulson, Paulson and Dr. Tan were each granted options to purchase 2,500 shares at the per share exercise price of $2.09, with the grant date fair value of $5,225, none of which were exercised during fiscal 2008.

(4)        Mr. Buckley, former Audit Committee Chairman, passed away on April 8, 2008.

(5)        Mr. Epperson resigned from the Board of Directors in March 2008.

Compensation Committee Interlocks and Insider Participation

Aside from Olaf Karasch, our Chief Executive Officer and President who is also a member of our board of directors, none of our executive officers serve as a member of our board of directors or compensation committee.  None of our Executive Officers serve on any other committee of any other entity that has one or more of its executive officers serving as a member of our board of directors or Compensation and Incentive Plan Committee. None of the current members of our Compensation and Incentive Plan Committee has ever been an employee of ours or any of our subsidiaries.  Dr. Karasch participates in compensation discussions concerning our executive officers excluding discussion pertaining to his compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth information with respect to those persons who, to our knowledge, owned or who may be deemed to have owned beneficially, in each case as of March 31, 2009, more than five percent of our Common Stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Class
Paulson Ranch, Ltd. 4350 Ocean Drive, #405 Corpus Christi, TX 78412	2,115,332	(2)	21.4%
The D and CH Trust c/o Hartman & Associates, Inc. 10711 Burnet Road, Suite 330 Austin, TX 78758	1,077,500	(3)	11.1%
The Douglas MacDonald Hartman Family Irrevocable Trust c/o Hartman & Associates, Inc. 10711 Burnet Road, Suite 330 Austin, TX 78758	1,077,500	(4)	11.1%
Mark A. Graber 56 Oakwell Farms Parkway San Antonio, TX 78218	1,152,893	(5)	11.7%
Dr. Tan Chin Yong No. 25A 1st Floor, Medan Ipoh 1A 31400 Ipoh, Perak, Malaysia	492,228	(6)	5.2%

(1)        Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended.

(2)        Paulson Ranch Management, L.L.C., a Texas limited liability company, is the general partner of Paulson Ranch Ltd. The members of Paulson Ranch Management, L.L.C. are Bernard A. Paulson, Chairman of our Board, and his wife. The principal business of Paulson Ranch Management Ltd. is investment in securities. Paulson Ranch, Ltd. disclaims beneficial ownership of the 85,800 shares held directly by Mr. Paulson and Mrs. Paulson. Mr. Paulson has sole voting power of over the aggregate 2,115,332 shares, which consists of (A) 1,577,032 shares held for the account of Paulson Ranch, Ltd. (B) 85,800 shares held for Mr. and Mrs. Paulson's account and (C) options to acquire 27,500 shares that are subject to stock options exercisable at or within sixty days of March 31, 2009, held for Mr. Paulson's account and 425,000 warrants that are exercisable at or within sixty days of March 31, 2009.

(3)        David A. Hartman, a member of our board of directors, is Trustee of The D and CH Trust. The number of shares listed consists of (A) 825,000 shares of common stock held for the account of The D and CH Trust, (B) 225,000 warrants held for the account of The D and CH Trust which are exercisable at or within sixty days of March 31, 2009, and (C) options to acquire 27,500 shares that are subject to stock options exercisable at or within sixty days of March 31, 2009, held for David A. Hartman's account. David A. Hartman has sole voting power over the shares held by The D and CH Trust.

(4)        Douglas MacDonald Hartman, a member of our board of directors, is Trustee for The Douglas MacDonald Hartman Family Irrevocable Trust.   The number of shares listed consists of (A) 825,000 shares of common stock held for The Douglas MacDonald Hartman Family Irrevocable Trust account, (B) 225,000 warrants held for the account of The Douglas MacDonald Hartman Family Irrevocable Trust account which are exercisable at or within sixty days of March 31, 2009, and (C) options to acquire 27,500 shares that are subject to stock options exercisable at or within sixty days of March 31, 2009, held for Douglas MacDonald Hartman's account. Douglas MacDonald Hartman has sole voting power over the shares held by The Douglas MacDonald Hartman Family Irrevocable Trust.

(5)        According to Schedule 13G filed with the SEC on January 14, 2009.  The shares listed includes (A) 10,000 shares owned by Mrs. Yolanda Graber, Mr. Graber's wife and on whose behalf Mr. Graber has voting control, (B) 635,360 shares owned by X-L Investments, a Texas general partnership in which Mr. Graber is a partner and has voting control, and (C) 30,000 shares owned by Four Star Investments, a Texas general partnership over which Mr. Graber has voting control.

(6)        Dr. Tan Chin Yong, a member of our board of directors, has sole voting and investment power of the 492,228 shares, which consists of (A) 414,728 shares held directly by Dr. Tan, (B) 50,000 warrants that are exercisable at or within sixty days of March 31, 2009, and (C) 27,500 stock options that are exercisable at or within sixty days of March 31, 2009.

Security Ownership of Management

The following table sets forth the number of shares of our Company's Common Stock beneficially owned by each director and nominee for director and each named executive officers, and all directors and the named executive officer as a group, as of March 31, 2009.

	Amount of Common Stock Beneficially Owned(1)		Percent of Class*	Amount of Series A Convertible Preferred Stock Beneficially Owned		Percent of Class
David A. Hartman	1,077,500	(2)	11.1%
Douglas M. Hartman	1,077,500	(3)	11.1%
Olaf Karasch	128,500	(4)	1.4%
Lee Hee Chew	92,500	(5)	*
Thomas W. Pauken	186,017	(6)	2.0%	5,000	(6)	2.5%
Bernard A. Paulson	2,115,332	(7)	21.4%
Steven E. Paulson	204,360	(8)	2.2%
Barbara Russell	2,300	(9)	*
Mark J. Schomp	177,100	(10)	1.9%
Tan Chin Yong	492,228	(11)	5.2%
All directors and three executive officers as a group (10) persons	5,553,337	(12)	58.7%	5,000		2.5%

*          Indicates ownership of less than 1% of our Common Stock.

(1)        Unless otherwise indicated, each person has sole voting and investment power over the shares indicated and their address is 722 Burleson Street, Corpus Christi, Texas 78402.

(2)        Consists of (A) 825,000 shares held for the account of The D& CH Trust, (B) options to acquire 27,500 shares that are subject to stock options that are exercisable at or within sixty days of March 31, 2009 and (C) 225,000 warrants that are exercisable at or within sixty days of March 31, 2009.

(3)        Consists of (A) 825,000 shares held for the account of The Douglas MacDonald Hartman Family Irrevocable Trust, (B) options to acquire 27,500 shares that are subject to stock options that are exercisable at or within sixty days of March 31, 2009, and (C) 225,000 warrants that are exercisable at or within sixty days of March 31, 2009.

(4)        Consists of options to acquire 128,500 shares that are subject to stock options that are exercisable at or within sixty days of March 31, 2009.

(5)        Consists of options to acquire 92,500 shares that are subject to stock options that are exercisable at or within sixty days of March 31, 2009.

(6)        Consists of options to acquire (A) 30,000 shares that are subject to stock options that are exercisable at or within sixty days of March 31, 2009; (B) 84,817 shares held by Mr. Pauken; (C) 7,200 shares held by Mr. Pauken's spouse, of which Mr. Pauken's disclaims beneficial ownership; (D) 13,300 shares held by TWP Inc. PSP of which Mr. Pauken is Trustee and has sole voting and investment power; (E) 21,500 shares held by TWP Inc. of which Mr. Pauken is president and has sole voting power; (F) 25,000 warrants exercisable at or within sixty days of  March 31, 2009, and (G) 4,200 shares of Common Stock issuable upon conversion of 5,000 shares of Series A Convertible Preferred Stock, or .84 shares of Common Stock for each share of Series A Convertible Preferred Stock, which can be converted at any time at the Company's option, and of which  Mr. Pauken disclaims beneficial ownership.

(7)        Consists of (A) 1,577,032 shares held for the account of Paulson Ranch, Ltd. (B) 85,800 shares held by Mr. Paulson and Mrs. Paulson, (C) 425,000 warrants that are exercisable at or within sixty days of March 31, 2009, and (D) options to acquire 27,500 shares that are subject to stock options exercisable at or within sixty days of March 31, 2009, held for Mr. Paulson's account.

(8)        Represents his 12.8% ownership interest in the 1,577,032 shares held for the account of Paulson Ranch, Ltd. and 2,500 shares that are subject to stock options exercisable at or within sixty days of March 31, 2009.

(9)        Consists of options to acquire 2,300 shares that are subject to stock options that are exercisable at or  within sixty days of March 31, 2009

(10)      Includes (A) 4,000 shares owned by Mr. Schomp's associates of which Mr. Schomp disclaims beneficial ownership, and (B) options to acquire 135,000 shares that are subject to stock options that are exercisable at or within sixty days of March 31, 2009.

(11)      Includes (A) 50,000 warrants exercisable at or within sixty days of March 31, 2009, and (B) options to acquire 27,500 shares that are subject to stock options exercisable at or within sixty days of March 31, 2009.

(12)      Includes 1,450,800 shares which the directors and named executive officers as a group have the right to acquire pursuant to stock options and warrants at or within sixty days of March 31, 2009, and 4,200 shares issuable upon conversion of Series A Convertible Preferred Stock.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Certain Transactions

In September and October 2008, we conducted a private placement of 63 investment units (each, a "Unit") at a price of $30,000 per Unit in exchange for an aggregate of $1,890,000.  Each Unit consists of 25,000 shares of our common stock and a warrant to purchase an additional 25,000 shares of our common stock.  Each warrant is exercisable for three years at a price of $2.00 per share.  The funds were raised for working capital purposes.  Certain of our officers, directors and greater than 5% shareholders participated in the private placement.  The Company obtained shareholder approval for the participation in the private placement by certain directors, officers, employees and consultants.  Participation by these individuals in the stock offering is summarized in the following table:

	Number Issued
Purchaser	Shares	Warrants	Subscription Price
Paulson Ranch, Ltd (1)	425,000	425,000	$510,000
The D & CH Trust (2)	225,000	225,000	$270,000
Douglas MacDonald Hartman Family Irrevocable Trust (3)	225,000	225,000	$270,000
X-L Investments (4)	250,000	250,000	$300,000
Mark A. Graber (4)	125,000	125,000	$150,000
Tan Chin Yong	50,000	50,000	$60,000
Thomas W. Pauken	25,000	25,000	$30,000

(1)             Bernard A. Paulson, the Company's Chairman of the Board, is a member of Paulson Ranch Management, L.L.C., the general partner of Paulson Ranch, Ltd.

(2)             David A. Hartman, a member of the Company's Board of Directors, is Trustee of The D & CH Trust.

(3)             Douglas M. Hartman, a member of the Company's Board of Directors, is Trustee of The Douglas MacDonald Hartman Family Irrevocable Trust.

(4)             Mark A. Graber is a partner of X-L Investments.

On March 7, 2007, we entered into a consulting agreement with Richard L. Bowers, a director and President and Chief Executive Officer of our Company from May 2001 until June 30, 2006.  The term of the agreement will be for a period of one (1) year, beginning on July 1, 2007 and ending on June 30, 2008.  This agreement terminated on June 30, 2008.

We recognize that transactions between us and any of our directors or executive officers can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and our stockholders.  However, we also recognize that there are situations where such transactions may be in, or may not be inconsistent with, our best interests.  We will only enter into transactions with related parties if they are in our best interests in accordance with guidelines approved by our board of directors pursuant to our Code of Business Conduct and Ethics, and whether it impacts a director's independence under applicable stock exchange rules.

Directors' Attendance and Independence

During the year ended December 31, 2008, there were four regularly scheduled meetings of our board of directors.  No incumbent director attended less than 75% of these meetings or 75% of meetings of the committees of our board of directors on which such director served. Our board of directors has no formal policy regarding director attendance at the annual meeting; however, the 2008 annual meeting of shareholders was attended by all of our directors.

Our board of directors consists of a majority of independent directors as such term is defined in the Nasdaq Stock Market Marketplace rules. After consideration of the transactions described under the heading "Certain Transactions," our board of directors has determined that, of our current directors, Messrs. David Hartman, Douglas Hartman, Pauken, Bernard Paulson, Steven Paulson, and Dr. Tan are independent.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services Audit Fees

Fees incurred by us for audit services provided to us by UHY LLP ("UHY") for the years ended December 31, 2007 and December 31, 2008 were approximately $186,042 and $187,500, respectively. The audit fees consist primarily of fees for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

Audit-Related Fees

We incurred no audit related fees in 2007 and $10,640 in 2008 for services provided by UHY.  Audit related fees consist of technical accounting and financial reporting consultations and research work necessary to comply with accounting principles generally accepted in the United States of America.

Tax Fees

We incurred tax related fees of approximately $15,819 and $22,860 for services provided by UHY Advisors TX, LP for the years ended December 31, 2007 and December 31, 2008, respectively. Tax fees include professional services provided for tax compliance, tax advice, tax planning and tax audits.

All Other Fees

There were no other fees.

Pre-Approval Policy

On March 5, 2005, the Audit Committee pre-approved the rendering of audit related and non-audit services not prohibited by law to be performed by our independent auditors with fees for such services approved up to aggregate maximum of $25,000. The term of the pre-approval is 12 months. The Audit Committee updated and approved the current pre-approval policy on February 27, 2009. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve a service not included in the general pre-approval and any proposed services exceeding pre-approved cost levels or budgeted amounts, provided that the Chairman shall report any decisions to pre-approve such audit related or non-audit services and fees to the full Audit Committee at its next regular meeting.

PART IV

Item 15.	Exhibits
(a) The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Exhibit No.	Description

2.1(2)	Purchase and Sale agreement effective March 1, 2000 between TOR Minerals International, Inc. and Megamin Ventures Sdn. Bhd.
2.2(5)	Asset purchase agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.3(5)	Closing agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.4(5)	Non-Compete agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group

3.1(14)	Certificate of Incorporation of the Company as amended through December 31, 2004
3.2(14)	By-laws of the Company, as amended through December 31, 2004

4.1(1)	Form of Common Stock Certificate
4.2(5)	Form of Convertible Subordinated Debenture of the Company and Renaissance US Growth and Income Trust, PLC, dated April 5, 2001, in the amount of $360,000

10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(3) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(4)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(6)	Security and Loan Agreement with Paulson Ranch, dated April 5, 2001
10.7(7)	Subordination Agreement between the Company, Paulson Ranch, Ltd., and Bank of America, dated May 1, 2002
10.8(8)	Security and Loan Agreement with Paulson Ranch dated December 12, 2003
10.9(8)	Security and Loan Agreement with D & C H Trust dated December 12, 2003
10.10(8)	Security and Loan Agreement with Douglas MacDonald Hartman Family Irrevocable Family Trust dated December 12, 2003
10.11(9)	Form of Common Stock Purchase Agreement, dated January 16, 2004
10.12(9)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.13(11)	Master Lease Agreement with Bank of America Leasing & Capital, LLC ("BALC"), dated August 9, 2004
10.14(11) *	Schedule No. 1 to Master Lease Agreement with BALC, dated September 27, 2004
10.15(12)	Schedule No. 2 to Master Lease Agreement with BALC, dated December 21, 2004
10.16(14)	Loan Agreement with Bank of America, N.A., dated December 21, 2004
10.17(14)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.18(14)	Loan Agreement with RHB Bank, dated November 23, 2004

10.19(14) *	2004 Sale and Purchase Agreement with Engelhard Corporation, dated February 2, 2004
10.20(14) *	2005 Sale and Purchase Agreement with Engelhard Corporation, dated December 20, 2004
10.21 (13)	Sales Agreement with Tronox Incorporated (formerly a division of the Kerr-McGee Chemical, LLC), dated March 28, 2003, and effective April 1, 2003
10.22(14) **	Form of Incentive Stock Option Agreement for Officers A
10.23(14) **	Form of Incentive Stock Option Agreement for Officers B
10.24(14) **	Form of Nonqualified Option Agreement for Directors
10.25(14)	Allonge and Amendment to Promissory Note with Paulson Ranch, Ltd., dated February 1, 2005
10.26(14)	First Amendment to Security Agreement with Paulson Ranch, Ltd., dated February 1, 2005
10.27	Loan Agreement with Rabobank, dated March 1, 2004
10.28(15)	Loan Agreement with Rabobank, dated July 6, 2004
10.29(16)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.30(17)	Schedule No. 3 to Master Lease Agreement with BALC, dated July 8, 2005
10.31(18)	Loan Agreement with Rabobank, dated July 19, 2005
10.32(19)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.33(20)	First Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated December 13, 2005
10.34(20)	Real Estate Term Loan with Bank of America, N.A., dated December 13, 2005
10.35(20)	Assignment of Leases and Rents (Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.36(20)	Assignment of Leases and Rents (Leasehold Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.37(20)	Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.38(20)	Leasehold Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.39(21)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.40(21)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.41	Allonge and Second Amendment to Promissory Note with Paulson Ranch, Ltd., dated February 1, 2006
10.42(23)	Schedule No. 4 to Master Lease Agreement with BALC, dated July 17, 2006
10.43(24)	Second Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated November 29, 2006
10.44(25)	Schedule No. 5 to Master Lease Agreement with BALC, dated December 29, 2006
10.45(26)	Third Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated February 28, 2007
10.46(27)	Loan Agreement with Rabobank, dated March 20, 2007
10.47	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TPT) dated May 11, 2001
10.48(28)	Fourth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated May 7, 2007
10.49(29)	Fifth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated March 19, 2008
10.50(30)	Waiver and Sixth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated August 14, 2008
10.51(31)	Form of Subscription Agreement with respect to the Company's September - October 2008 Private Placement
10.52(31)	Form of Warrant with respect to the Company's September - October 2008 Private Placement
10.53(32)	Waiver and Seventh Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated November 13, 2008

14.1	Code of Ethics

16.1(10)	Letter dated July 15, 2004 from Ernst & Young LLP to the Securities and Exchange Commission
16.2(22)	Letter dated July 14, 2006 from UHY Mann Frankfort Stein & Lipp CPAs, LLP to the Securities and Exchange Commission
21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV

23.1	Consent of UHY LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company's March 1, 2000 Form 8-K
(3)	Incorporated by reference to the exhibit filed with the Company's May 25, 2000 Form S-8
(4)	Incorporated by reference to the exhibit filed with the Company's December 31, 2000 Form 10-K
(5)	Incorporated by reference to the exhibit filed with the Company's May 16, 2001 Form 8-K
(6)	Incorporated by reference to the exhibit filed with the Company's June 30, 2001 Form 10-QSB
(7)	Incorporated by reference to the exhibit filed with the Company's March 31, 2002 Form 10-QSB
(8)	Incorporated by reference to the exhibit filed with the Company's December 12, 2003 Form 8-K
(9)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(10)	Incorporated by reference to the exhibit filed with the Company's July 14, 2004 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company's October 5, 2004 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company's December 22, 2004 Form 8-K
(13)	Incorporated by reference to exhibit 10.2 filed with the Company's Registration Statement on Form S-3/A (No. 333-114483) filed August 16, 2004
(14)	Incorporated by reference to the exhibit filed with the Company's December 31, 2004 Form 10-K
(15)	Incorporated by reference to the exhibit filed with the Company's January 3, 2005 Form 8-K
(16)	Incorporated by reference to the exhibit filed with the Company's June 27, 2005 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company's July 8, 2005 Form 8-K
(18)	Incorporated by reference to the exhibit filed with the Company's July 19, 2005 Form 8-K
(19)	Incorporated by reference to the exhibit filed with the Company's September 14, 2005 Form 8-K
(20)	Incorporated by reference to the exhibit filed with the Company's December 13, 2005 Form 8-K
(21)	Incorporated by reference to the exhibit filed with the Company's December 22, 2005 Form 8-K
(22)	Incorporated by reference to the exhibit filed with the Company's June 14, 2006 Form 8-K
(23)	Incorporated by reference to the exhibit filed with the Company's July 17, 2006 Form 8-K
(24)	Incorporated by reference to the exhibit filed with the Company's November 29, 2006 Form 8-K
(25)	Incorporated by reference to the exhibit filed with the Company's December 29, 2006 Form 8-K
(26)	Incorporated by reference to the exhibit filed with the Company's February 28, 2007 Form 8-K
(27)	Incorporated by reference to the exhibit filed with the Company's March 20, 2007 Form 8-K
(28)	Incorporated by reference to the exhibit filed with the Company's May 7, 2007 Form 8-K
(29)	Incorporated by reference to the exhibit filed with the Company's March 19, 2008 Form 8-K
(30)	Incorporated by reference to the exhibit filed with the Company's June 30, 2008 Form 10-Q
(31)	Incorporated by reference to the exhibit filed with the Company's September 15, 2008 Form 8-K
(32)	Incorporated by reference to the exhibit filed with the Company's September 30, 2008 Form 10-Q

*	Confidential treatment has been granted for certain portions of the exhibit
**	Constitutes a compensation plan or agreement under which executive officers may participate

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 31, 2009	By:	OLAF KARASCH Olaf Karasch, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer	March 31, 2009

BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 31, 2009

BARBARA RUSSELL (Barbara Russell)	Acting Chief Financial Officer (Principal Accounting Officer)	March 31, 2009

DAVID HARTMAN (David Hartman)	Director	March 31, 2009

DOUG HARTMAN (Doug Hartman)	Director	March 31, 2009

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 31, 2009

STEVEN PAULSON (Steven Paulson)	Director	March 31, 2009

CHIN YONG TAN (Chin Yong Tan)	Director	March 31, 2009

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 8.             Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and Subsidiaries ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 included in the accompanying Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's credit facility with a U.S. Financial Institution matures on April 1, 2009, at which time the credit facility will be terminated as indicated by the financial institution.  As a result, the Company will be required to raise additional capital, find alternative means of financial support, or both.  The Company may have difficulty in obtaining the necessary financing to repay this credit facility. These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas

March 31, 2009

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
	Year Ended December 31,
	2008	2007	2006
NET SALES	$25,304	$27,961	$26,079
Cost of sales	22,032	22,768	20,939
GROSS MARGIN	3,272	5,193	5,140
Technical services and research and development	244	245	239
Selling, general and administrative expenses	4,673	4,290	4,160
Goodwill impairment	1,976	-	-
Loss on assets held for sale	679	-	-
(Gain) loss on disposal of assets	98	(12)	1
OPERATING INCOME (LOSS)	(4,398)	670	740
OTHER INCOME (EXPENSES):
Interest income	2	18	17
Interest expense	(524)	(684)	(547)
Gain (loss) on foreign currency exchange rate	(38)	25	(135)
Other, net	15	-	20
INCOME (LOSS) BEFORE INCOME TAX	(4,943)	29	95
Income tax expense (benefit)	19	(42)	2
NET INCOME (LOSS)	$(4,962)	$71	$93
Less: Preferred Stock Dividends	60	60	60
Income (Loss) Available to Common Shareholders	$(5,022)	$11	$33

Income (loss) per common share:
Basic	$(0.64)	$0.00	$0.00
Diluted	$(0.64)	$0.00	$0.00

Weighted average common shares outstanding:
Basic	7,881	7,849	7,836
Diluted	7,881	7,885	7,873
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (In thousands)
	Year Ended December 31,
	2008	2007	2006
NET INCOME (LOSS)	$(4,962)	$71	$93

OTHER COMPREHENSIVE INCOME (LOSS) , net of tax
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain (loss) arising during the period	-	(567)	695
Net gain (loss) reclassified to income	1	485	(507)
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains (losses)	(916)	1,418	1,468
Other comprehensive income (loss), net of tax	(915)	1,336	1,656
COMPREHENSIVE INCOME (LOSS)	$(5,877)	$1,407	$1,749
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share amounts)
	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191	$376
Trade accounts receivable, net	2,310	3,791
Inventories	11,839	11,392
Other current assets	444	578
Total current assets	14,784	16,137
PROPERTY, PLANT AND EQUIPMENT, net	19,515	20,421
GOODWILL	-	2,131
OTHER ASSETS	38	47
Total Assets	$34,337	$38,736

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,268	$1,992
Accrued expenses	1,611	1,266
Notes payable under lines of credit	2,156	4,576
Export credit refinancing facility	1,458	-
Current deferred tax liability	56	16
Current maturities - capital leases	86	80
Current maturities of long-term debt - financial institutions	1,590	907
Total current liabilities	9,225	8,837
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	141	213
Long-term debt - financial institutions	1,876	2,678
DEFERRED TAX LIABILITY	580	603
Total liabilities	11,822	12,331
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 12/31/08 and 12/31/07	2	2
Common stock $.25 par value: authorized, 20,000 shares; 9,453 and 7,869 shares issued and outstanding at 12/31/08 and at 12/31/07, respectively	2,363	1,967
Additional paid-in capital	24,525	22,874
Accumulated deficit	(7,611)	(2,589)
Accumulated other comprehensive loss:
Unrealized loss on derivatives	-	(1)
Cumulative translation adjustment	3,236	4,152
Total shareholders' equity	22,515	26,405
Total Liabilities and Shareholders' Equity	$34,337	$38,736
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity Years ended December 31, 2008, 2007 and 2006 (In thousands)
							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2005	200	$2	7,827	$1,957	$22,467	$(2,633)	$1,159	$22,952

Exercise of stock options			12	3	22			25
Share based compensation expense					163			163
Dividends declared - Preferred						(60)		(60)
Net income						93		93
Cumulative translation adjustment							1,468	1,468
Net unrealized loss on foreign currency hedge							188	188
Balance at December 31, 2006	200	$2	7,839	$1,960	$22,652	$(2,600)	$2,815	$24,829

Exercise of stock options			30	8	50			58
Share based compensation expense					172			172
Dividends declared - Preferred						(60)		(60)
Net income						71		71
Cumulative translation adjustment							1,418	1,418
Net unrealized loss on foreign currency hedge							(82)	(82)
Balance at December 31, 2007	200	$2	7,869	$1,967	$22,874	$(2,589)	$4,151	$26,405

Issuance of Common Stock			1,575	394	1,496			1,890
Exercise of stock options			9	2	10			12
Share based compensation expense					145			145
Dividends declared - Preferred						(60)		(60)
Net loss						(4,962)		(4,962)
Cumulative translation adjustment							(916)	(916)
Net unrealized loss on foreign currency hedge							1	1
Balance at December 31, 2008	200	$2	9,453	$2,363	$24,525	$(7,611)	$3,236	$22,515
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(4,962)	$71	$93
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,954	1,785	1,496
Goodwill impairment	1,976	-	-
Loss on assets held for sale	679	-	-
(Gain) loss on disposal of assets	98	(12)	-
Share-based compensation	145	172	163
Deferred income taxes	19	(42)	2
Provision for bad debts	381	-	11
Changes in working capital:
Trade accounts receivables	1,049	(49)	441
Inventories	(685)	61	(3,396)
Other current assets	134	(79)	(163)
Accounts payable and accrued expenses	709	(1,056)	382
Net cash provided by (used in) operating activities	1,497	851	(971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,396)	(1,037)	(759)
Proceeds from sales of property, plant and equipment	4	16	3
Net cash used in investing activities	(2,392)	(1,021)	(756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	(2,365)	154	1,819
Net proceeds from export credit refinancing facility	1,458	-	-
Proceeds from capital lease	26	12	-
Payments on capital lease	(80)	(72)	(61)
Proceeds from long-term bank debt	914	1,057	241
Payments on long-term bank debt	(931)	(1,134)	(683)
Payments on related party long-term debt	-	(400)	(100)
Loan origination costs	9	11	(10)
Proceeds from the issuance of common stock, and exercise of common stock options	1,902	57	25
Preferred stock dividends paid	(60)	(60)	(60)
Net cash provided by (used in) financing activities	873	(375)	1,171
Effect of exchange rate fluctuations on cash and cash equivalents	(163)	25	172
Net decrease in cash and cash equivalents	(185)	(520)	(384)
Cash and cash equivalents at beginning of year	376	896	1,280
Cash and cash equivalents at end of year	$191	$376	$896

Supplemental cash flow disclosures:
Interest paid	$524	$684	$543
Income taxes paid	$10	$10	$15
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

1.	Going Concern

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 4, the Company has significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of the operating losses incurred throughout 2008, the Company was not in compliance with these ratio covenants under our US Credit Agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank") as of December 31, 2008.

As reported in the Company's Form 8-K filed with the Securities and Exchange Commission on March 11, 2009, the Company received notification from the Bank on March 5, 2009 of the Bank's decision to terminate the existing Credit Agreement with the Company's US operation and require the Company to pay off all outstanding indebtedness with the Bank by April 1, 2009, in an amount of approximately $2,456,000.  At March 5, 2009, the Credit Agreement with the Bank consisted of the following:

  Line of Credit, secured by the accounts receivable and inventory of the Company's US operation, in the amount of $1,600,000
  Real Estate Term Loan, secured by the real estate of the Company's US operation, in the amount of $539,000; and
  Term Loan, secured by the property, plant, equipment, accounts receivable and inventory of the Company's US operation, in the amount of $317,000

We have pledged all of the Company's assets in the US to the Bank to secure repayment of this indebtedness.  On March 9, 2009, the Bank notified the Company that it now believes that pay off by April 1, 2009 is not commercially reasonable for the Company given the current credit market conditions and the amount of time necessary for the Company to establish a corporate lending relationship with a new financial institution.  Therefore, the Bank notified the Company that it is considering an extension to the Credit Agreement on the condition, among other things, that the Company raise additional equity capital and that one or more members of the Company's Board of Directors execute personal guaranties of the Credit Agreement in favor of the Bank.  The actual terms and conditions upon which the Bank may grant an extension is subject to satisfactory due diligence, necessary credit approval and such other terms and conditions as may be required by the Bank.

There can be no assurance that the Bank will extend the Credit Agreement on terms favorable to the Company or at all or that the Company will be able to meet any of the conditions required by the Bank in order for the Company's US operation to obtain an extension or that we will be able to successfully refinance the debt.  If the Company is unable to obtain an extension or refinance the debt, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement which could force us into bankruptcy or liquidation.

In addition, the Company's two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade, BV ("TPT") have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At December 31, 2008, TMM's utilization under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. ("HSBC") and RHB Bank, Bhd. ("RHB") totaled $2,205,000 and TPT's utilization under the credit facility and term loans with Rabobank totaled $3,082,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, in light of the Company's liquidity difficulties, there can be no assurances that this debt will not be called for payment.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Over the last year, the Company has actively pursued new production methods and new product development.  As a result, the Company introduced new products to the market in 2008 and completed a new powder treatment facility in Malaysia in May 2008.  In addition, the Company has invested in a new powder treatment facility at the US operation which will be commissioned in April 2009.  With the new process equipment, the Company will be able to replace natural gas with electricity as the primary energy source at the US operation.  The Company believes that the changes in the manufacturing process in the US and Malaysia, as well as the acceptance of its new products in the market, will improve cash flows.  However, the introduction of new products and the sales volume of existing product lines may be negatively impacted by the decline in the global economy.  To offset the possible decline in sales revenue associated with the economy, the Company has initiated numerous cost cutting measures at each of the three operations, including, but not limited to, reductions in staff, salaries, travel and other discretionary expenses.

The events described above raise substantial doubt about the Company's ability to continue as a going concern.  Our ability to continue to operate as a going concern is dependent on our ability to successfully negotiate with our US lending institution or establish a corporate lending relationship with a new financial institution, and/or raise sufficient new capital and improve our operating cash flows to a sufficient level.  There can be no assurance we will be able to successfully negotiate with our US lending institution or establish a corporate lending relationship with a new financial institution, and/or raise sufficient new capital and improve our operating cash flows to a sufficient level or that these changes in our operations will be successful.

2.	Summary of Significant Accounting Policies

Business Description

TOR Minerals International, Inc. and Subsidiaries (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, catalysts and solid surface applications.  The Company's global headquarters and US manufacturing plant are located in Corpus Christi, Texas ("TOR US" or "US Operation").  The Asian Operation, TMM, is located in Ipoh, Malaysia, and the European Operation, TPT, is located in Hattem, Netherlands.

Basis of Presentation and Use of Estimates

The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade, BV ("TPT").  All significant intercompany transactions are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to US Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheets.  As of December 31, 2008 and 2007, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $1,206,000 and $1,680,000, respectively.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to US Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2008 and 2007, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $2,015,000 and $2,472,000, respectively.

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
December 31, 2008, 2007 and 2006

Cash and Cash Equivalents

The Company considers all highly liquid investments readily convertible to known cash amounts and with a maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2008 and 2007, the Company maintained a reserve for doubtful accounts of approximately $357,000 and $28,000, respectively.  The Company's decision to increase the allowance for doubtful accounts was primarily related to the current global economic conditions and its effects on the collectability of customer balances.

Foreign Currency

Results of operations for the Company's foreign operations, TMM and TPT, are translated from the designated functional currency to the US dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date.  Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive (loss) income.  The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings.

Inventories

Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method.  The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  At December 31, 2008 and 2007, we maintained a reserve for obsolescence and unmarketable inventory of approximately $224,000 and $3,000, respectively.

Overhead is charged to inventory based on normal capacity and the Company expenses abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the year ended December 31, 2008, the Company recorded approximately $2,020,000 related to idle facility expense primarily at the US and Malaysian operations.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX, which accounted for approximately 52%, 53% and 58% of our sales for the years ended December 31, 2008, 2007 and 2006, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

On July 1, 2006, the Company's Asian Operation, TMM, changed its depreciation method on $6,359,000 of plant assets from the "Units of Production" to the "Straight Line" method with a remaining depreciable life of 15 years.  The reason for the change is that the Company believes the units of production method no longer accurately reflects the useful or economic life of the plant assets based on the current units of production; and due to the variability of amounts produced annually, management cannot accurately estimate the remaining units of production.  The straight line method of depreciation over 15 years more accurately reflects the utilization of the assets and reflects the useful and economic life of the assets.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

During the fourth quarter 2008, the Company's Board of Directors and the Bank approved the classification of certain assets of the US operation as "held for sale".  As a result, the Company reduced the book value of the assets to fair market value, less costs to sell, and recorded an expense of approximately $679,000.  In addition, the US operation recorded an expense in 2008 of approximately $98,000 related to the sale/disposal of assets.

Long-Lived Assets

The impairment of long-lived assets is assessed when changes in circumstances indicate that their current carrying value may not be recoverable.  Under Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", assets held for use are tested for impairment if events or circumstances indicate potential impairment.  Determination of impairment, if any, is made based on comparison of the undiscounted value of estimated future cash flows to carrying value.  Asset impairment losses are then measured as the excess of the carrying value over the estimated fair value of such assets.  Based upon the most recent analysis, no impairment exists at December 31, 2008.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Intangible Assets

In June 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

Indefinite-lived Intangibles:

The Company adopted the provisions of SFAS 141 and SFAS 142 effective January 1, 2002.  Under the provisions of Statement No. 142, the Company concluded, after the annual review, that impairments have occurred to the carrying value of the Company's goodwill.  As a result, the fourth quarter and full year 2008 financial results of the Company include an aggregate non-cash pretax impairment charge of approximately $1,976,000.  The impairment charge is the result of the annual assessment for impairment required by Statement No. 142 and reflects factors impacted by current market conditions and the completion of our annual budget and forecasting process.  This non-cash charge will have no effect on our cash balances or cash flows from operating activities, nor will ongoing operations be affected.

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

Earnings Per Share

Basic earnings per share are based on the weighted average number of shares outstanding and exclude any dilutive effects of options, warrants and/or convertible preferred stock.  Diluted earnings per share reflect the effect of all dilutive items.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

In May 2006, the State of Texas enacted a new business tax that is imposed on gross revenues to replace the State's franchise tax regime effective January 1, 2007.  The Company's first Texas margins tax ("TMT") return, which was due May 15, 2008, was based on the Company's 2007 operations.  Although the TMT is imposed on an entity's gross revenues rather than on its net income, certain aspects of the tax make it similar to an income tax.  In accordance with the guidance provided in SFAS No. 109, the Company has determined the impact of the newly-enacted legislation in the determination of the reported state current and deferred income tax liability.

Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The fair value of all outstanding derivative instruments are recorded on the Consolidated Balance Sheets in other current assets and current liabilities.  Derivatives are held as part of a formally documented risk management (hedging) program.  All derivatives are straightforward and are held for purposes other than trading.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  Changes in the fair value of derivatives are recorded in current earnings along with the change in fair value of the underlying hedged item if the derivative is designated as a fair value hedge or in other comprehensive income if the derivative is designated as a cash flow hedge.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  The Company has utilized natural gas forward contracts to hedge a portion of its US Operation's natural gas needs and has utilized foreign currency forward contracts at both the US and Asian Operations to hedge a portion of its foreign currency risk.  (See Note 15 to the "Notes to the Consolidated Financial Statements" on page F-32).

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
December 31, 2008, 2007 and 2006

Accounting Changes and Error Corrections

On January 1, 2006, the Company adopted SFAS 154, Accounting Changes and Error Corrections.  SFAS 154 replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements, and changes the requirement for the accounting for and reporting of a change in accounting principle.  This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The adoption of SFAS 154 did not materially impact the Company's consolidated financial position and results of operations.

On July 1, 2006, the Company's Asian Operation, TMM, changed its depreciation method on $6,359,000 of plant assets from the "Units of Production" to the "Straight Line" method with a remaining depreciable life of 15 years.  The reason for the change is that the Company believes the units of production method no longer accurately reflects the useful or economic life of the plant assets based on the current units of production; and due to the variability of amounts produced annually, management cannot accurately estimate the remaining units of production.  The straight line method of depreciation over 15 years more accurately reflects the utilization of the assets and reflects the useful and economic life of the assets.

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

In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws. As of January 1, 2008, the Company did not have any unrecognized tax benefits and there was no change during the twelve-month period ended December 31, 2008.

We did not recognize any interest or penalties in our consolidated financial statements as a result of the adoption of FIN 48. If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

We are subject to taxation in the United States, Malaysia and The Netherlands. Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2005 through December 31, 2008.  Our state returns, which are filed in Texas, Ohio and Michigan, are subject to examination for the tax years ended December 31, 2005 through December 31, 2008.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ended December 31, 2003 through December 31, 2008.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

Fair Value Measurements

On January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurement ("SFAS 157"), for our financial assets and financial liabilities.  As permitted by FASB Staff Position No. 157-2 ("FSP 157-2"), we will adopt SFAS 157 for our non-financial assets and non-financial liabilities on January 1, 2009.  SFAS 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures.  FSP 157-2 amends SFAS 157 to delay the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities.  Non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in business combinations.  The adoption of SFAS 157, as amended by FSP 157-2, did not materially impact our consolidated financial position or results of operations.

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

  Level 1 - Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
  Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
  Level 3 - Unobservable inputs that reflect the reporting entity's own assumptions.

The following table presents the Company's financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of December 31, 2008:

(In thousands)	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset for foreign currency derivative financial instruments (including forward contracts)	$3	$-	$3	$-

Liability for natural gas derivative financial instruments (including forward contracts)	$(26)	$-	$(26)	$-

Our foreign currency derivative financial instruments mitigate foreign exchange risks, while our natural gas derivative financial instruments mitigate the fluctuation in the price of natural gas; both include forward contracts.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Recent Accounting and Regulatory Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) Business Combinations and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, which are effective for fiscal years beginning after December 15, 2008.  These new standards represent the completion of the FASB's first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements.  We will adopt these standards at the beginning of our 2009 fiscal year.  The effect of adoption will generally be prospectively applied to transactions completed after the end of our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing noncontrolling interests will be retrospectively applied to all prior-period financial information presented.  The impact of SFAS No. 141(R) and SFAS 160 on our consolidated financial statements depends on acquisitions entered into by the Company after January 1, 2009.

The FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".  SFAS No. 161 requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of gains and losses on derivative instruments.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will be required to comply with the disclosure requirements of SFAS No. 161 in our 2009 first quarter financial statements and believes the adoption will not have a significant impact on our Disclosures.

The FASB has issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

3.	Related Party Transactions

The Company entered into a loan and security agreement on December 12, 2003, with the Company's Chairman of the Board, Bernard Paulson, a 21.4%  shareholder, through Paulson Ranch, Ltd.  Under the agreement, Paulson Ranch made a loan to the Company in the amount $500,000.  The loan proceeds were used for working capital.  The principal balance outstanding at December 31, 2006 was $400,000.  The Company paid the outstanding principal balance of $400,000 and accrued interest to Paulson Ranch, Ltd., on March 15, 2007.

4.	Series A 6% Convertible Preferred Stock Dividend

On December 6, 2008, the Company declared a dividend, in the amount of $15,000, for the quarterly period ended December 31, 2008, payable on January 1, 2009, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2008.  The Company declared total dividends of $60,000 in both 2008 and 2007 on the Series A Convertible Preferred Stock.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

5.	Long-Term Debt and Notes Payable
(In thousands)	December 31,
	2008	2007
Term note payable to a US bank, with an interest rate of 6.0% at December 31, 2008, due November 30, 2010.	$576	$723
Term note payable to a US bank, with an interest rate of 5.25% at December 31, 2008, due May 1, 2012	342	441
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at December 31, 2008, due June 1, 2009. (68 Euro)	94	296
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 7.8% at December 31, 2008, due July 1, 2029. (401 Euro)	560	614
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at December 31, 2008, due January 31, 2030. (398 Euro)	556	608
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at December 31, 2008, due July 31, 2015. (333 Euro)	465	560
US Dollar term note payable to a Malaysian bank, with an interest rate of 3.18% at December 31, 2008, due June 30, 2010	525	343
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 3.3% at December 31, 2008, due April 1, 2010.	242	-
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2008, due April 13, 2013	106	-
Total	3,466	3,585
Less current maturities	1,590	907
Total long-term debt and notes payable	$1,876	$2,678

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

US Bank Credit Facility and Term Loans

Bank of America Credit Facility and Term Loans

We amended and restated our US Credit Agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank") on March 19, 2008.  Under the amendment, the Bank extended the maturity date on our Line of Credit (the "Line") from October 1, 2008 to April 1, 2009.  As a condition of the waiver granted by the Bank on November 13, 2008, the Line, which provides us with a revolving line of credit subject to a defined borrowing base, was reduced from $5,000,000 to $2,500,000.  At December 31, 2008 and 2007, the outstanding balance on the Line was $750,000 and $3,300,000, respectively, and we had $1,035,000 and $305,000, respectively, available on that date based on eligible accounts receivable and inventory borrowing limitations.

On December 13, 2005 we entered into a real estate term loan (the "Loan") with the Bank, in the amount of $1,029,000.  The Loan is secured by our US real estate and leasehold improvements.  Interest, which is a rate equal to the Bank's Prime Rate plus two percent (currently 6.0%), is due and payable monthly.  The monthly principal and interest payments commenced on December 30, 2005, and will continue through November 30, 2010 at which time the "final payment" of $294,000 is due.  The monthly principal payment is $12,250.  The Term Loan balance at December 31, 2008 and 2007, was $576,000 and $723,000, respectively.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

On May 7, 2007, we entered into a term loan (the "Term Loan") with the Bank in the amount of $500,000 which is secured by our US property, plant and equipment, as well as inventory and accounts receivable.  Interest, which is due and payable monthly, is equal to the Bank's Prime Rate plus two percent (currently 5.25%).  The monthly principal and interest payments commenced on June 1, 2007, and will continue through May 1, 2012.  The monthly principal payment is $8,333.33.  The Term Loan balance at December 31, 2008 and 2007, was $342,000 and $441,000, respectively.

The Credit Agreement, which includes the Line, the Loan and the Term Loan identified above, contains covenants that, among other things, require the maintenance of financial ratios based on our consolidated results of operations.  The Credit Agreement also requires us to notify the Bank upon the occurrence of a "material adverse event", which among other items, is considered to be an event that may adversely affect our consolidated financial condition, business, properties, operations, the Bank's collateral or the Bank's ability to enforce its rights under the Agreement.

As a result of the operating losses incurred throughout 2008, we were not in compliance with these ratio covenants under our Credit Agreement with the Bank as of December 31, 2008.  As a result, the Bank notified us on March 5, 2009 of the Bank's decision to terminate the existing Credit Agreement and require us to pay off all outstanding indebtedness within the Bank by April 1, 2009.  On March 9, 2009, the Bank notified us that it now believes that pay off by April 1, 2009 is not commercially reasonable for the Company given the current credit market conditions and the amount of time necessary for us to establish a corporate lending relationship with a new financial institution.  Therefore, the Bank notified the Company that it is considering an extension to the Credit Agreement on the condition, among other things, that we raise additional equity capital and that one or more members of our Board of Directors execute personal guaranties of the Credit Agreement in favor of the Bank.  The actual terms and conditions upon which the Bank may grant an extension is subject to satisfactory due diligence, necessary credit approval and such other terms and conditions as may be required by the Bank.  There can be no assurance that the Bank will extend the Credit Agreement on terms favorable to the Company or at all or that we will be able to meet any of the conditions required by the Bank in order for the Company's US operation to obtain an extension.  If we are unable to an extension, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement, which could force the Company into bankruptcy or liquidation.

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at December 31, 2008 was $106,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TPT, entered into a new short-term credit facility (the "Credit Facility") with Rabobank which replaced the existing Euro 650,000 short-term credit facility (dated April 2, 2004).  Under the terms of the Credit Facility, TPT's line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 8.45%), will mature on December 31, 2009 and is secured by TPT's accounts receivable and inventory.  At December 31, 2008 and 2007, TPT had utilized Euro 1,007,000 and Euro 874,000, respectively ($1,406,000 and $1,276,000, respectively) of its short-term credit facility.

On April 2, 2004, TPT entered into a term loan with Rabobank in the amount of Euro 676,000.  The proceeds of the term loan were used to reduce TPT's credit facility and reduce inter-company payables to the US Operation.  The term loan, which is secured by TPT's assets, will be repaid over a period of five years with a fixed interest rate until maturity of 5.5%.  Monthly principal and interest payments commenced on July 1, 2004, and will continue through June 1, 2009.  The monthly principal payment is Euro 11,266 ($15,734).  The loan balance at December 31, 2008 and 2007 was Euro 68,000 and Euro 203,000, respectively ($94,000 and $296,000, respectively).  Under the terms of the Loan Agreement, the Company has guaranteed the term loan.

On July 7, 2004, TPT entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TPT's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616 ($2,257).  The loan balance at December 31, 2008 and 2007 was Euro 401,000 and Euro 420,000, respectively ($560,000 and $614,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT's existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566 ($2,187).  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2008 and 2007 was Euro 398,000 and Euro 417,000, respectively ($556,000 and $608,000, respectively).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167 ($5,820).  The loan is secured by TPT's assets.  The loan balance at December 31, 2008 and 2007 was Euro 333,000 and Euro 383,000, respectively ($465,000 and $560,000, respectively).

TPT's loan agreements covering both the credit facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in the Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the lenders could foreclose on the assets of TPT.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Malaysian Bank Credit Facility and Term Loan

On November 3, 2008, the Company's subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC").  The amendment decreased the Bankers Acceptance from Malaysian Ringgits ("RM") 3,780,000 ($1,093,000) to RM 500,000 ($145,000); the Export Line ("ECR") from RM 8,000,000 ($2,324,000) to RM 5,000,000 ($1,447,000); and the Foreign Exchange Contract Limit from RM 22,000,000 ($6,365,000) to RM 5,000,000 ($1,447,000).  In addition, the amendment extended the maturity date of the HSBC facility from October 1, 2008 to October 31, 2009.

The HSBC facility provides for an overdraft line of credit up to RM 500,000 ($145,000), a bank guarantee of RM 300,000 ($87,000) and an ECR up to RM 5,000,000 ($1,447,000).  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 120 to 180 days against customers' and inter-company shipments.

On September 14, 2005, TMM amended the banking facility with HSBC to include a US Dollar loan (the "HSBC Loan") in the amount of $1,000,000 for the purpose of upgrading TMM's plant and machinery.  Monthly interest payments began in December 2005.  Monthly principal payments of $27,778 began on August 26, 2007 and will continue through June 30, 2010.  The interest rate at December 31, 2008 was 3.18%.  The loan balance at December 31, 2008 and 2007 was $525,000 and $343,000, respectively.

On October 30, 2007, TMM renewed its banking facility with RHB Bank Berhad ("RHB") for the purpose of extending the maturity date of the current facilities from October 31, 2007, to October 31, 2008.  The RHB facility, which TMM is currently renegotiating, provides for an overdraft line of credit up to RM 1,000,000 ($289,000) and an ECR up to RM 9,300,000 ($2,690,000).  The RHB facility was also amended to include the following:

  Incorporate a Revolving Credit facility as part of the existing Overdraft facility of RM 1,000,000 ($289,000) (i.e. an interchangeable Overdraft/Revolving Credit facility) with a combined limit of RM 1.0 million to be used for working capital purposes.
  Increase the Foreign Exchange Contract Line facility by an additional RM 10 million from RM 15 million to RM 25 million ($4,339,000 to $7,232,000) to be used for hedging purposes against TMM's sales based in currencies other than the RM.
  Increase the maximum length of financing for the Multi-Trade Line facility (ECR), which is used by TMM for short-term financing against customers' and inter-company shipments, from the existing 150 days up to 180 days.

On May 30, 2008, TMM entered into a US Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $292,000, will be repaid over a period of 22 months with an interest rate of 0.75% above the RHB prime.  Monthly principal payments ($8,350 per month) and interest payments commenced on July 1, 2008, and will continue through April 1, 2010.  The interest rate at December 31, 2008 was 3.3% and the loan balance was $242,000.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  At December 31, 2008, the interest rate was 4.5% and the outstanding balance on their ECR facilities was RM 5,039,000 ($1,458,000).  At December 31, 2007, TMM was not utilizing their overdraft or their ECR facilities.

The borrowings under both the HSBC and the RHB short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM's property, plant and equipment.  However, if demand is made by HSBC or RHB, we may be unable to refinance the demanded indebtedness, in which case, the lenders could foreclose on the assets of TMM.  The credit facilities prohibit TMM from paying dividends and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

6.	Capital Lease

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at December 31, 2008 was approximately Euro 102,000 ($142,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($7,651).  The net present value of the lease at December 31, 2008 was Euro 140,000 ($197,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2008 was approximately $5,000.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease term is 36 months with equal monthly installments of $367.  The net present value of the lease at December 31, 2008 was $8,000.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2008 was approximately $3,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at December 31, 2008 was $22,000.

The following table sets forth the minimum future lease payments (in thousands) under these leases as of December 31, 2008:

Year Ending December 31,	Amount
2009	$98
2010	98
2011	44
2012	6
2013	1
Total minimum lease payments	247
Less: Amount representing executory costs	-
Net minimum lease payments	247
Less: Amount representing interest	(20)
Present value of net minimum lease payments	227
Less: Current maturities of capital lease obligations	(86)
Long-term capital lease obligations	$141

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

7.	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2008	2007
Raw materials	$5,208	$6,552
Work in progress	1,327	751
Finished goods	4,828	3,540
Supplies	700	573
Total Inventories	12,063	11,416
Inventory reserve	(224)	(24)
Net Inventories	$11,839	$11,392

Inventory is stated at the lower of cost or market, including adjustments for inventory expected to be sold below cost as a result of damage, deterioration, obsolescence or pricing factors.  At December 31, 2008 and 2007, the Company maintained a reserve for inventory obsolescence of $224,000 and $24,000, respectively.

Overhead is charged to inventory based on normal capacity and the Company expenses abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the year ended December 31, 2008, the Company recorded approximately $2,020,000 related to idle facility expense primarily at the US and Malaysian operations.

8.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2008	2007
Land and office buildings	39 years	$3,411	$3,562
Production facilities	10 - 20 years	6,294	6,603
Machinery and equipment	3 - 15 years	25,499	27,195
Furniture and fixtures	3 - 20 years	1,002	1,226
Total		36,206	38,586
Less accumulated depreciation		(17,605)	(18,536)
Property, plant and equipment, net		18,601	20,050
Construction in progress		914	371
		$19,515	$20,421

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ended December 31, 2008, 2007 and 2006 were $1,954,000, $1,785,000 and $1,496,000, respectively.

During the fourth quarter 2008, the Company's Board of Directors and the Bank approved the classification of certain assets of the US operation as "held for sale".  As a result, the Company reduced the book value of the assets to fair market value, less costs to sell, and recorded an expense of approximately $679,000.  In addition, the US operation recorded an expense in 2008 of approximately $98,000 related to the sale/disposal of assets.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

On July 1, 2006, the Company's Asian Operation, TMM, changed its depreciation method on $6,359,000 of plant assets from the "Units of Production" to the "Straight Line" method with a remaining depreciable life of 15 years.  The reason for the change is that the Company believes the units of production method no longer accurately reflects the useful or economic life of the plant assets based on the current units of production; and due to the variability of amounts produced annually, management cannot accurately estimate the remaining units of production.  The straight line method of depreciation over 15 years more accurately reflects the utilization of the assets and reflects the useful and economic life of the assets.

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

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments.  All United States manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company's wholly-owned foreign operations, TMM, located in Malaysia and TPT, located in the Netherlands.

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

For the twelve-month period ended December 31, 2008, no single customer represented 10% or more of the US operation's total third party sales revenue.  The European operation received approximately 23% and 10% of its total third party sales revenue from two customers, respectively; and the Asian operation received approximately 22% and 12% of its total third party sales revenue from two customers, respectively.  No single customer represented 10% or more of the 2008 total consolidated sales.

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

The Company's principal product, HITOX, accounted for approximately 52%, 53% and 58% of net consolidated sales in 2008 , 2007 and 2006, respectively.

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the US represented 51%, 58% and 60% for the years ended December 31, 2008, 2007 and 2006, respectively.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

No individual foreign country accounted for 10% or more of foreign sales in either 2008, 2007 or 2006.

Approximately 36% of the Company's employees are represented by an in-house collective bargaining agreement.

A summary of the Company's manufacturing operations by geographic area is presented below:

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2008
Net Sales:
Customer sales	$15,332	$6,879	$3,093	$-	$25,304
Intercompany sales	69	1,106	5,947	(7,122)	-
Total Net Sales	$15,401	$7,985	$9,040	$(7,122)	$25,304
Share based compensation expense	$145	$-	$-	$-	$145
Depreciation	$665	$558	$731	$-	$1,954
Goodwill impairment	$-	$1,976	$-	$-	$1,976
Loss on assets held for sale	$679	$-	$-	$-	$679
Interest income	$-	$-	$2	$-	$2
Interest expense	$212	$256	$56	$-	$524
Income tax expense (benefit)	$199	$(89)	$(91)	$-	$19
Location profit (loss)	$(2,681)	$(2,150)	$12	$(143)	$(4,962)
Capital expenditures	$1,116	$60	$1,220	$-	$2,396
Location long-lived assets	$4,698	$6,534	$8,283	$-	$19,515
Location assets	$12,156	$8,238	$13,943	$-	$34,337

December 31, 2007
Net Sales:
Customer sales	$18,290	$6,274	$3,397	$-	$27,961
Intercompany sales	53	2,037	4,594	(6,684)	-
Total Net Sales	$18,343	$8,311	$7,991	$(6,684)	$27,961
Share based compensation expense	$172	$-	$-	$-	$172
Depreciation	$641	$513	$631	$-	$1,785
Interest income	$-	$-	$18	$-	$18
Interest expense	$441	$239	$4	$-	$684
Income tax expense (benefit)	$10	$105	$(157)	$-	$(42)
Location profit (loss)	$111	$285	$(374)	$49	$71
Goodwill	$-	$2,131	$-	$-	$2,131
Capital expenditures	$442	$354	$241	$-	$1,037
Location long-lived assets	$5,045	$7,320	$8,056	$-	$20,421
Location assets	$12,158	$11,718	$14,860	$-	$38,736

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

9.	Segment Information - Continued

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:

December 31, 2006
Net Sales:
Customer sales	$17,868	$4,757	$3,454	$-	$26,079
Intercompany sales	-	1,276	6,821	(8,097)	-
Total Net Sales	$17,868	$6,033	$10,275	$(8,097)	$26,079
Share based compensation expense	$163	$-	$-	$-	$163
Depreciation	$577	$437	$482	$-	$1,496
Interest income	$-	$-	$17	$-	$17
Interest expense	$364	$182	$1	$-	$547
Income tax expense (benefit)	$10	$(106)	$98	$-	$2
Location profit (loss)	$(42)	$(295)	$307	$123	$93
Goodwill	$-	$1,927	$-	$-	$1,927
Capital expenditures	$316	$42	$401	$-	$759
Location long-lived assets	$5,249	$6,791	$7,994	$-	$20,034
Location assets	$12,897	$10,416	$14,698	$-	$38,011

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

10.	Quarterly Data (Unaudited)
TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
	2008
(In thousands, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$6,746	$6,916	$7,503	$4,139	$25,304
Cost of sales	6,086	5,912	6,527	3,507	22,032
GROSS MARGIN	660	1,004	976	632	3,272
Technical services and research and development	66	61	62	55	244
Selling, general and administrative expenses	1,075	1,154	1,058	1,386	4,673
Goodwill impairment	-	-	-	1,976	1,976
Loss on assets held for sale	-	-	-	679	679
(Gain) Loss on disposal of assets	(2)	-	-	100	98
OPERATING LOSS	(479)	(211)	(144)	(3,564)	(4,398)
OTHER INCOME (EXPENSES):					-
Interest income	1	-	-	1	2
Interest expense	(144)	(131)	(134)	(115)	(524)
Gain (loss) on foreign currency exchange rate	1	(2)	(4)	(33)	(38)
Other, net	1	9	1	4	15
LOSS BEFORE INCOME TAX	(620)	(335)	(281)	(3,707)	(4,943)
Income tax expense (benefit)	(31)	3	89	(42)	19
NET LOSS	$(589)	$(338)	$(370)	$(3,665)	$(4,962)
Less: Preferred Stock Dividends	15	15	15	15	60
Loss Available to Common Shareholders	$(604)	$(353)	$(385)	$(3,680)	$(5,022)

Loss per common share:
Basic	$(0.08)	$(0.04)	$(0.05)	$(0.47)	$(0.64)
Diluted	$(0.08)	$(0.04)	$(0.05)	$(0.47)	$(0.64)

Weighted average common shares outstanding:
Basic	7,871	7,878	7,878	7,896	7,881
Diluted	7,871	7,878	7,878	7,896	7,881

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

10.	Quarterly Data (Unaudited) - Continued
TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
	2007
(In thousands, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$7,153	$7,281	$7,558	$5,969	$27,961
Cost of sales	5,751	5,906	6,082	5,029	22,768
GROSS MARGIN	1,402	1,375	1,476	940	5,193
Technical services and research and development	62	56	65	62	245
Selling, general and administrative expenses	1,143	1,078	1,055	1,014	4,290
Loss on disposal of assets	-	-	-	(12)	(12)
OPERATING INCOME (LOSS)	197	241	356	(124)	670
OTHER INCOME (EXPENSES):
Interest income	1	2	8	7	18
Interest expense	(159)	(180)	(179)	(166)	(684)
Gain (loss) on foreign currency exchange rate	5	46	(35)	9	25
INCOME (LOSS) BEFORE INCOME TAX	44	109	150	(274)	29
Income tax expense (benefit)	5	27	(15)	(59)	(42)
NET INCOME (LOSS)	$39	$82	$165	$(215)	$71
Less: Preferred Stock Dividends	15	15	15	15	60
Income (Loss) Available to Common Shareholders	$24	$67	$150	$(230)	$11

Income (loss) per common share:
Basic	$0.00	$0.01	$0.02	$(0.03)	$0.00
Diluted	$0.00	$0.01	$0.02	$(0.03)	$0.00

Weighted average common shares outstanding:
Basic	7,839	7,839	7,844	7,849	7,849
Diluted	7,915	7,937	7,844	7,849	7,885

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

11.	Calculation of Basic and Diluted Earnings per Share
(in thousands, except per share amounts)	Year Ended December 31,
	2008	2007	2006
Numerator:
Net Income (Loss)	$(4,962)	$71	$93
Preferred Stock Dividends	(60)	(60)	(60)
Numerator for basic earnings per share - income (loss) available to common shareholders	(5,022)	11	33
Effect of dilutive securities:	-	-	-
Numerator for diluted earnings per share - income (loss) available to common shareholders after assumed conversions	$(5,022)	$11	$33

Denominator:
Denominator for basic earnings per share - weighted-average shares	7,881	7,849	7,836
Effect of dilutive securities:
Employee stock options	-	36	37
Dilutive potential common shares	-	36	37
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	7,881	7,885	7,873

Basic earnings per common share:
Net Income (Loss)	$(0.64)	$0.00	$0.00

Diluted earnings per common share:
Net Income (Loss)	$(0.64)	$0.00	$0.00

Excluded from the calculation of diluted earnings per share were a total of 168,000 common shares issuable upon conversion of the 200,000 convertible preferred shares for the years ended December 31, 2008, 2007 and 2006.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

A total of 1,575,000 warrants excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the twelve-month periods ended December 31, 2008, 2007 and 2006, stock options excluded from diluted earnings per share were 743,600, 295,700 and 614,000, respectively.  The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

12.	Income Taxes

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Our US and European operations had net deferred tax assets of $4,757,000 and $486,000 that were fully reserved by the valuation allowance due to uncertainties as to the Company's ability to utilize the net deferred tax asset.

At December 31, 2008, 2007 and 2006, we had federal net operating loss ("NOL") carryforwards of approximately $13,990,000, $12,256,000 and $13,283,000, respectively.  Approximately $9,800,000 of the US NOL carryforward will expire in 2009 and the balance will expire from 2018 to 2028.

TPT, our European operation, had NOL carryforwards at December 31, 2008, 2007 and 2006 of approximately $1,907,000, $1,827,000, $3,379,000, respectively.  The European NOL carryforward will expire from 2011 to 2017.

Our Asian operation, TMM, had NOL carryforwards of approximately $3,807,000, $4,288,000 and $3,732,000, at December 31, 2008, 2007 and 2006, respectively.  Because these foreign NOL carryforwards have an indefinite carry forward period, we have elected not to reserve with a valuation allowance.

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

Components of Pretax Income (Loss)	Year Ended December 31,
(In thousands)	2008	2007	2006
Domestic	$(2,482)	$121	$(31)
Foreign	(2,461)	(92)	126
Pretax income (loss)	$(4,943)	$29	$95

	Components of Income Tax Expense (Benefit)
	Year Ended December 31,
	2008			2007			2006
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$199	$199	$-	$-	$-	$-	$-	$-
State	2	-	2	10	-	10	10	-	10
Foreign	-	(182)	(182)	5	(57)	(52)	-	(8)	(8)
Total Income Tax Expense (Benefit)	$2	$17	$19	$15	$(57)	$(42)	$10	$(8)	$2

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory US federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Year Ended December 31,
(In thousands)	2008	2007	2006
Expense (benefit) computed at statutory rate	$(1,679)	$10	$32
Change in valuation allowance - Domestic	986	(102)	(77)
Change in valuation allowance - Foreign	486	-	-
Effect of items deductible for book not tax, net	-
Option compensation	49	54	55
Other	-	11	(1)
Effect of foreign tax rate differential	175	(26)	(17)
State income taxes, net of Federal benefit	2	7	7
Other, net	-	4	3
	$19	$(42)	$2

Significant Components of Deferred Taxes	Year Ended December 31,
(In thousands)	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards - Domestic	$4,757	$4,162
Net operating loss carryforwards - Foreign	1,438	1,607
PP&E - Foreign	10	11
Intercompany profit	65	15
Alternative minimum tax credit carryforwards	65	65
Domestic reserves	44	2
Unrealized foreign currency losses - Foreign	13
Other deferred assets	29	25
	6,421	5,887
Valuation allowance	(5,243)	(3,670)
Total deferred tax assets	$1,178	$2,217

Deferred Tax Liabilities:
PP&E - Domestic	313	568
PP&E - Foreign	1,459	1,688
Goodwill - Foreign	17	543
Unrealized gain on derivatives	21	23
Unrealized foreign currency gains - Foreign	-	7
Other	4	7
Total deferred tax liabilities	1,814	2,836
Net deferred tax liability	$(636)	$(619)

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

13.	Stock Options

The Company's 1990 Incentive Stock Option Plan ("ISO") for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000, with options to acquire 372,200 shares of common stock still outstanding.  At December 31, 2008, the 1990 Plan had outstanding options to purchase 13,000 share of common stock.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 23, 2008, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased from 1,050,000 shares to 1,250,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2018.  At December 31, 2008, the Plan had 730,600 options outstanding, 134,089 exercised and 385,311 available for future issuance.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

For the twelve-month periods ended December 31, 2008, 2007 and 2006, the Company recorded $145,000, $172,000 and $163,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and inventory/cost of sales in the accompanying consolidated income statements.

The Company granted options to purchase 15,000, 242,500 and 96,200 shares of common stock during the twelve-month periods ended December 31, 2008, 2007 and 2006, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2008, 2007 and 2006 was $1.44, $1.81 and $1.52, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.52%	4.37%	5.03%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.70	0.73	0.83
Expected term (in years)	7.00	7.00	6.71

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at 12/31/2005	1,074,950	907,650	$3.16	$0.92	-	$6.11
Granted	-	96,200	$2.10	$1.86	-	$2.76
Exercised	(11,750)	(11,750)	$2.01	$1.19	-	$2.13
Forfeited or expired	(42,500)	(206,900)	$4.84	$1.19	-	$6.11
Balances at 12/31/2006	1,020,700	785,200	$3.16	$0.92	-	$6.11
Granted	-	242,500	$2.52	$2.10	-	$2.84
Exercised	(30,389)	(30,389)	$1.87	$1.53	-	$2.21
Forfeited or expired	(47,200)	(118,011)	$3.76	$1.25	-	$5.02
Balances at 12/31/2007	943,111	879,300	$2.60	$0.92	-	$6.11
Additional options authorized	200,000
Granted	-	15,000	$2.09	$2.09	-	$2.09
Exercised	(9,200)	(9,200)	$1.35	$1.15	-	$1.53
Forfeited or expired	(5,000)	(141,500)	$2.94	$2.06	-	$5.90
Balances at 12/31/2008	1,128,911	743,600	$2.54	$0.92	-	$6.11

The number of shares of common stock underlying options exercisable at December 31, 2008, 2007 and 2006 was 589,500, 565,980 and 597,160, respectively.  The weighted-average remaining contractual life of those options is 5.6 years.  Exercise prices on options outstanding at December 31, 2008, ranged from $0.92 to $6.11 per share as noted in the following table.

Options Outstanding
2008	2007	2006	Range of Exercise Prices
64,900	74,100	92,900	$ 0.92 - $ 1.99
573,400	686,900	548,400	$ 2.00 - $ 2.99
600	600	600	$ 3.00 - $ 3.99
64,000	70,500	95,500	$ 4.00 - $ 4.99
13,700	20,200	20,800	$ 5.00 - $ 5.99
27,000	27,000	27,000	$ 6.00 - $ 6.11
743,600	879,300	785,200

As of December 31, 2008, there was $180,000 of option compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 2.1 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

14.	Profit Sharing Plan

The Company has a profit sharing plan that covers the US employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2008, 2007 and 2006, there were no contributions to the plan.

The Company also offers a 401(k) on US employees savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2008, 2007 and 2006 were approximately $59,000, $63,000 and $67,000, respectively.

15.	Derivatives and Hedging Activities

Natural Gas Contracts

On November 18, 2008, the Company entered into a natural gas contract with Bank of America, N.A. for 40,000 MM/Btu's of natural gas.  The contract, which was not designated as a hedge, was marked to market at December 31, 2008 and recorded a net loss of approximately $26,000 as a component of our net loss and as a current liability on the balance sheet at December 31, 2008.

At December 31, 2007 there were no natural gas contracts outstanding.

Foreign Currency Forward Contracts

At December 31, 2008, none of our foreign currency contracts were designated as hedges.  As a result, we marked these contracts to market, recording a net gain of approximately $3,000 as a component of net income and as a current asset on the balance sheet at December 31, 2008.

For the contracts designated as hedges at December 31, 2007, we recorded a net loss of approximately $1,000 as a component of "Other Comprehensive Income" and as a current liability on the balance sheet at December 31, 2007.  The recognition of this net loss had no effect on our cash flow.  In addition, we had foreign currency contracts not designated as hedges.  At December 31, 2007, we marked these contracts to market, recording a net gain of approximately $23,000 as a component of net income and as a current asset on the balance sheet at December 31, 2007.

16.	Commitments and Contingencies

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
December 31, 2008, 2007 and 2006

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

Minimum future rental payments under these and other immaterial leases as of December 31, 2008 are as follows:

Years Ending December 31,
(In thousands)
2009	$319
2010	659
2011	60
2012	54
2013	54
Thereafter	732
Total minimum lease payments	$1,878

Rent expense under these leases was $328,000, $338,000 and $302,000 for the years ended 2008, 2007 and 2006, respectively.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

17.	Significant Customers

For the years ended December 31, 2008, 2007 and 2006, no single customer accounted for 10% or more of our total revenues.

18.	Foreign Customer Sales

Revenues from sales to customers located outside the US for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
(In thousands)	2008	2007	2006
Canada, Mexico & South/Central America	$2,536	$2,966	$3,362
Pacific Rim	3,048	2,273	1,702
Europe, Africa & Middle East	6,924	6,485	5,460
Total Sales	$12,508	$11,724	$10,524
19.	Sales by Product

Revenues from sales by product for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

Product	2008		2007		2006
HITOX	$13,182	52%	$14,746	53%	$15,091	58%
ALUPREM	7,425	30%	8,493	30%	6,201	24%
BARTEX	3,123	12%	3,215	11%	3,114	12%
HALTEX	1,219	5%	996	4%	924	3%
TIOPREM	30	<1%	-	0%	-	0%
SR	-	0%	12	<1%	11	<1%
OTHER	325	1%	499	2%	738	3%
Total	$25,304	100%	$27,961	100%	$26,079	100%