Form 10-Q
period 2009-03-31
TOR MINERALS INTERNATIONAL INC
filed 2009-05-12
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 OR
*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission file number 0-17321 TOR MINERALS INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	74-2081929 (I.R.S. Employer Identification No.)
722 Burleson Street, Corpus Christi, Texas 78402 (Address of principal executive offices) (361) 883-5591 (Issuer’s telephone number) ____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer *	Accelerated filer *	Non-accelerated filer *	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes * No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value		Shares Outstanding as of April 30, 2009 9,453,492

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

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
	Three Months Ended March 31,
	2009	2008
NET SALES	$5,703	$6,746
Cost of sales	4,889	6,086
GROSS MARGIN	814	660
Technical services and research and development	52	66
Selling, general and administrative expenses	1,011	1,075
Gain on disposal of assets	-	(2)
OPERATING LOSS	(249)	(479)
OTHER INCOME (EXPENSE):
Interest income	2	1
Interest expense	(112)	(144)
Gain on foreign currency exchange rate	54	1
Other, net	2	1
LOSS BEFORE INCOME TAX	(303)	(620)
Income tax benefit	(34)	(31)
NET LOSS	$(269)	$(589)
Less: Preferred Stock Dividends	15	15
Loss Available to Common Shareholders	$(284)	$(604)

Loss per common share:
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)
Weighted average common shares outstanding:
Basic	9,453	7,871
Diluted	9,453	7,871

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2009	2008
NET LOSS	$(269)	$(589)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain reclassified to income	-	1
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	(881)	1,106
Other comprehensive income (loss), net of tax	(881)	1,107
COMPREHENSIVE INCOME (LOSS)	$(1,150)	$518

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except per share amounts)
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$351	$191
Trade accounts receivable, net	2,956	2,310
Inventories, net	10,625	11,839
Other current assets	895	444
TOTAL CURRENT ASSETS	14,827	14,784
PROPERTY, PLANT AND EQUIPMENT, net	18,757	19,515
OTHER ASSETS	34	38
Total Assets	$33,618	$34,337

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,704	$2,268
Accrued expenses	1,047	1,611
Notes payable under lines of credit	2,942	2,156
Export credit refinancing facility	1,644	1,458
Current deferred tax liability	56	56
Current maturities - capital leases	84	86
Current maturities of long-term debt – financial institutions	1,451	1,590
Total current liabilities	9,928	9,225
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	113	141
Long-term debt – financial institutions	1,682	1,876
Deferred tax liability	519	580
Total liabilities	12,242	11,822
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 3/31/09 and 12/31/08	2	2
Common stock $.25 par value: authorized, 20,000 shares; 9,453 shares issued and outstanding at 3/31/09 and at 12/31/08, respectively	2,363	2,363
Additional paid-in capital	24,551	24,525
Accumulated deficit	(7,895)	(7,611)
Accumulated other comprehensive income:
Cumulative translation adjustment	2,355	3,236
Total shareholders' equity	21,376	22,515
Total Liabilities and Shareholders' Equity	$33,618	$34,337
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(269)	$(589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	428	481
Stock-based compensation expense	26	34
Gain on sale/disposal of property, plant and equipment	-	(2)
Deferred income taxes	(35)	(6)
Provision for bad debt	-	1
Changes in working capital:
Receivables	(487)	(655)
Inventories	912	1,901
Other current assets	(462)	(247)
Accounts payable and accrued expenses	6	(469)
Net cash provided by operating activities	119	449
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(415)	(978)
Proceeds from sales of property, plant and equipment	-	3
Net cash used in investing activities	(415)	(975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds / (payments) from lines of credit	856	(345)
Net proceeds from export credit refinancing facility	260	447
Net proceeds / (payments) on capital leases	(20)	5
Proceeds from long-term bank debt	-	1,973
Payments on long-term bank debt	(209)	(1,582)
Proceeds from the issuance of common stock through exercise of common stock options	-	12
Preferred stock dividends paid	(15)	(15)
Net cash provided by financing activities	872	495
Effect of exchange rate fluctuations on cash and cash equivalents	(416)	9
Net change in cash and cash equivalents	160	(22)
Cash and cash equivalents at beginning of period	191	376
Cash and cash equivalents at end of period	$351	$354

Supplemental cash flow disclosures:
Interest paid	$112	$144

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Going Concern

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3, the Company has significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of the operating losses incurred throughout 2008 and the first quarter of 2009, the Company was not in compliance with these ratio covenants under our US Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”) as of December 31, 2008 and March 31, 2009.

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009 the Company amended and restated the Credit Agreement with the Bank.  Under the terms of the amendment, subject to the Company’s compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.  The Bank also agreed to extend the maturity date on our Line of Credit (the “Line”) from April 1, 2009 to October 1, 2009.  In addition, the amendment modified the maturity date for our real estate term loan (the “Loan”) from November 30, 2010 to October 1, 2009 and our term loan (the “Term Loan”) from May 1, 2012 to October 1, 2009.  The Credit Agreement is secured by all of the Company’s assets in the US.  The interest rate on the Line, the Loan and the Term Loan was increased from prime plus two percent to prime plus two and one-half percent, which is 5.25% at March 31, 2009.  As a result, all of the Company’s debt owed to the Bank matures on October 1, 2009.

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, the Company’s Board of Directors has authorized, subject to shareholder approval, the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing its debt to the Bank and general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of its Debentures due May 4, 2016, from entities affiliated with three of the Company’s directors.

Under the terms of the Credit Agreement, the Company has agreed to use all proceeds in excess of $1 million that it receives after May 1, 2009 from the issuance of any of its capital stock, from capital contributions in respect to its capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.

The Company is diligently working to establish a corporate lending relationship with a new financial institution for the Company’s US operations prior to October 1, 2009, the revised maturity date under the Credit Agreement, to permit the Company to refinance its outstanding debt with the Bank prior to its stated maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt or sell any material part of the Debentures.  If the Company is unable to refinance the debt due to the Bank prior to its stated maturity or if the Company defaults under the terms of the Credit Agreements prior to its stated maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement which could force the Company into bankruptcy or liquidation.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In addition, the Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At March 31, 2009, TMM’s utilization under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $2,301,000 and TPT’s utilization under the credit facility and term loans with Rabobank totaled $2,861,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, in light of the Company’s liquidity difficulties, there can be no assurances that this debt will not be called for payment.

Over the last year, the Company has actively pursued new production methods and new product development.  As a result, the Company introduced new products to the market in 2008 and completed a new powder treatment facility in Malaysia in May 2008.  In addition, the Company has invested in a new powder treatment facility at the US operation which was commissioned in April 2009.  With the new process equipment, the Company will replace natural gas with electricity as the primary energy source at the US operation.  The Company believes that the changes in the manufacturing process in the US and Malaysia, as well as the potential acceptance of its new products in the market, will improve cash flows.  However, the introduction of new products and the sales volume of existing product lines may be negatively impacted by the decline in the global economy.  To offset the possible decline in sales revenue associated with the economy, the Company has initiated numerous cost cutting measures at each of the three operations, including, but not limited to, reductions in staff, salaries, travel and other discretionary expenses.

The events described above raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to continue to operate as a going concern is dependent on our ability to successfully establish a corporate lending relationship with a new financial institution for the US operation, and/or raise sufficient new capital and improve our operating cash flows to a sufficient level.

Note 2.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, in our Annual Report on Form 10-K filed with the SEC on March 31, 2009.  Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results for the year ending December 31, 2009.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Income taxes consisted of a foreign deferred tax benefit of approximately $35,000 and state income tax expense of $1,000 for the three month period ended March 31, 2009, compared to a foreign deferred tax benefit of approximately $34,000 and state income tax expense of $3,000 for the same three month period in 2008.  Taxes are based on an estimated annualized consolidated effective rate of 11%.

In accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands. Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2005 through December 31, 2008.  Our state returns, which are filed in Texas, Ohio and Michigan, are subject to examination for the tax years ended December 31, 2004 through December 31, 2008.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ended December 31, 2003 through December 31, 2008.

As of January 1, 2009, we did not have any unrecognized tax benefits and there was no change during the three-month period ended March 31, 2009.

Recently Adopted and Recently Issued Accounting Standards

On January 1, 2009, TOR adopted FASB Statement No. 157, Fair Value Measurement (“SFAS 157”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.  The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the consolidated financial statements.  The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, we adopted FASB Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141(R)”) and Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  The new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements.  The effect of adoption will generally be prospectively applied to transactions completed after the end of our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing noncontrolling interests will be retrospectively applied to all prior-period financial information presented.  The impact of SFAS 141(R) and SFAS 160 on our consolidated financial statements is dependent upon acquisitions entered into by the Company after January 1, 2009.

On January 1, 2009, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 161 requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of gains and losses on derivative instruments.  Other than the required disclosures (see Note 11), the adoption of SFAS 161 had no impact on the Financial Statements.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 3.	Long-Term Debt

A summary of long-term debt follows:

	(Unaudited)
(In thousands)	March 31,	December 31,
	2009	2008
Term note payable to a U.S. bank, with an interest rate of 5.25% at March 31, 2009, due October 1, 2009, secured by real estate and leasehold improvements of our US operation.	$539	$576
Term note payable to a U.S. bank, with an interest rate of 5.25% at March 31, 2009, due October 1, 2009, secured by property, plant and equipment, inventory and accounts receivable of our US operation.	317	342
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at March 31, 2009, due April 1, 2013, secured by Caterpillar front-end loader.	101	106
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at March 31, 2009, due June 1, 2009, secured by TPT's assets. (34 Euro)	45	94
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 7.8% at March 31, 2009, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (396 Euro)	526	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at March 31, 2009, due January 31, 2030, secured by TPT's land and building purchased January 2005. (393 Euro)	522	556
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at March 31, 2009, due July 31, 2015, secured by TPT's assets. (321 Euro)	426	465
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.83% at March 31, 2009, due June 30, 2010, secured by TMM's property, plant and equipment.	441	525
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.62% at March 31, 2009, due April 1, 2010, secured by TMM's property, plant and equipment.	216	242
Total	3,133	3,466
Less current maturities	1,451	1,590
Total long-term debt and notes payable	$1,682	$1,876

The majority of the Company's debt is either floating rate or has been recently negotiated and the carrying values approximate fair value.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

US Bank Credit Facility and Term Loans

Bank of America Credit Facility and Term Loans

On April 30, 2009, we amended the Credit Agreement with the Bank.  Under the terms of the amendment, subject to our compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.  The Bank also agreed to extend the maturity date on our the Line from April 1, 2009 to October 1, 2009.  In addition, the amendment modified the maturity date for the Loan from November 30, 2010 to October 1, 2009 and the Term Loan from May 1, 2012 to October 1, 2009.  As a result, all of our debt owed to the Bank matures on October 1, 2009, provided, if we default on obligations contained in the amendment, the Bank will have the rights and remedies available to it under the Credit Agreement and applicable law.  The interest rate on the Line, the Loan and the Term Loan was increased from prime plus two percent to prime plus two and one-half percent, which is 5.25% at March 31, 2009.  Under the terms of the amendment, the financial covenants are replaced with the following:

  Covenants to be based on the results of the Corpus Christi operation
  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 as of the quarter ending June 30, 2009
  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 0.85 to 1.0 for the quarter ending June 30, 2009

We also agreed that we will use all proceeds in excess of $1 million that we receive after May 1, 2009 from the issuance of any of our capital stock, from capital contributions in respect to our capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.

At March 31, 2009, the outstanding balance on the Line was $1,600,000 and we had $568,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The Line is secured by the accounts receivable and inventory of the US Operation and all outstanding credit on the Line will be due on October 1, 2009.

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TPT, entered into a new short-term credit facility (the “Credit Facility”) with Rabobank.  Under the terms of the Credit Facility, TPT’s line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.9%), will mature on December 31, 2009 and is secured by TPT’s accounts receivable and inventory.  At March 31, 2009, TPT had utilized Euro 1,011,000 ($1,342,000) of its short-term credit facility.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Malaysian Bank Credit Facility and Term Loan

On November 3, 2008, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from October 1, 2008 to October 31, 2009.  In addition, the HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance of RM 500,000; (2) an export line (“ECR”) of RM 5,000,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($137,000, $1,373,000 and $1,373,000, respectively).

TMM renewed its banking facility with RHB Bank Berhad (“RHB”) on October 30, 2007, for the purpose of extending the maturity date of the current facilities from October 31, 2007, to October 31, 2008.  The RHB facility, which TMM is still negotiating, includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($274,000, $2,554,000 and $6,866,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2009, the interest rate was 4.0% and the outstanding balance on their ECR facilities was RM 5,985,000 ($1,644,000).

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

Note 4.	Series A Convertible Preferred Stock Dividend

On March 7, 2009, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended March 31, 2009, payable on April 1, 2009, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on March 7, 2009.

Note 5.	Fair Value Measurements

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of fair value hierarchy as of March 31, 2009.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at March 31, 2009.

	March 31, 2009
(In thousands)	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$14	$-	$14	$-

Our foreign currency derivative financial instruments mitigate foreign exchange risks and include forward contracts.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Capital Lease

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at March 31, 2009 was approximately Euro 109,000 ($145,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($6,957).  The net present value of the lease at March 31, 2009 was Euro 126,000 ($168,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2009 was approximately $6,000.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease term is 36 months with equal monthly installments of $367.  The net present value of the lease at March 31, 2009 was $7,000.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2009 was approximately $4,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at March 31, 2009 was $21,000.

Note 7.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2009	2008
Numerator:
Net Loss	$(269)	$(589)
Preferred Stock Dividends	(15)	(15)
Numerator for diluted earnings per share - loss available to common shareholders after assumed conversions	$(284)	$(604)
Denominator:
Denominator for basic earnings per share - weighted-average shares	9,453	7,871
Effect of dilutive securities:
Employee stock options	-	-
Dilutive potential common shares	-	-
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	9,453	7,871
Basic loss per common share	$(0.03)	$(0.08)
Diluted loss per common share	$(0.03)	$(0.08)

Excluded from the computation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at March 31, 2009 and 2008.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

For the three month periods ended March 31, 2009 and 2008, all employee stock options (743,600 and 870,100, respectively) were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
March 31, 2009
Net Sales:
Customer sales	$3,945	$1,392	$366	$-	$5,703
Intercompany sales	-	788	349	(1,137)	-
Total Net Sales	$3,945	$2,180	$715	$(1,137)	$5,703

Location loss	$(194)	$(24)	$(115)	$64	$(269)

Location assets	$12,141	$7,792	$13,685	$-	$33,618

March 31, 2008
Net Sales:
Customer sales	$4,000	$1,935	$811	$-	$6,746
Intercompany sales	-	25	832	(857)	-
Total Net Sales	$4,000	$1,960	$1,643	$(857)	$6,746

Location loss	$(258)	$-	$(290)	$(41)	$(589)

Location assets	$11,545	$12,662	$15,528	$-	$39,735

Product sales of inventory between Corpus Christi, TPT and TMM are based on inter-company pricing, which includes an inter-company profit margin.  In the geographic information, the location loss from all locations is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of SR, HITOX and ALUPREM.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Stock Options and Equity Compensation Plan

For the three month periods ended March 31, 2009 and 2008, the Company recorded an expense of $26,000 and $34,000, respectively, in stock-based employee compensation expense.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of operations.

No options were granted during the three month periods ended March 31, 2009 and 2008.

As of March 31, 2009, there was $216,000 of option compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 1.8 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 10.	Inventories

To improve inventory turnover and cash flows, the Company made operational changes during the first quarter of 2009 to reduce the finished goods level at the US operation.  This reduction in inventory is reflected in the following schedule.

(In thousands)	March 31,	December 31,
	2009	2008
Raw materials	$4,983	$5,208
Work in progress	1,673	1,327
Finished goods	3,582	4,828
Supplies	643	700
Total Inventories	10,881	12,063
Inventory reserve	(256)	(224)
Net Inventories	$10,625	$11,839
Note 11.	Derivatives and Other Financial Instruments

The Company has exposure to certain risks relating to its ongoing business operations, including financial, market, political and economic risks.  The following discussion provides information regarding our exposure to the risks of changing energy prices and foreign currency exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  The natural gas and foreign exchange contracts are used to mitigate uncertainty and volatility, and to cover underlying exposures.

Natural Gas Contracts

We manage the risk of changes in natural gas supply prices at our Corpus Christi operation using derivative financial instruments.  Natural gas market prices are volatile and we effectively fix prices for a portion of our natural gas production requirements through the use of swaps.  A swap is a contract between us and a third party to exchange cash based on a designated natural gas price.  Swap contracts require payment to or from us for the amount, if any, that the monthly published gas prices from the source specified in the contract differ from the prices of the New York Mercantile Exchange (NYMEX) natural gas futures during a specified period.  There are no initial cash requirements related to the swap.  The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.  We report the fair value of the derivatives on our balance sheet and changes in fair value are recognized in cost of sales in the period of the change.

On November 18, 2008, the Company entered into a natural gas contract with Bank of America, N.A. for 40,000 MM/Btu’s of natural gas which settled on March 1, 2009.  For the three month period ended March 31, 2009, we recorded a net expense of approximately $27,000 as a component of our cost of sales.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency Forward Contracts

We manage the risk of changes in foreign currency exchange rates, primarily at our Malaysian operation, through the use of foreign currency contracts.  Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We report the fair value of the derivatives on our balance sheet and changes in the fair value are recognized in earnings in the period of the change.

At March 31, 2009 and 2008, we marked these contracts to market, recording a net expense of approximately $14,000 and $8,000, respectively, as a component of our year to date net loss and as a current liability on the balance sheets at March 31, 2009 and 2008, respectively.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments under SFAS No. 133, and their location in our Condensed Consolidated Balance Sheet:

Liability Derivatives
		March 31,	December 31,
Derivative Instrument	Location	2009	2008
Natural Gas Swap Contract	Accrued Expenses	$-	$26,000
Foreign Currency Exchange Contracts	Accrued Expenses	14,000	1,000
		$14,000	$27,000

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the quarters ended March 31, 2009 and 2008:

		Amount of Gain (Loss) Recognized in Operations
	Location of Gain (Loss) on Derivative	Three Months Ended March 31,
Derivative Instrument		2009	2008
Natural Gas Swap Contract	Cost of Sales	$(27,000)	$-
Foreign Currency Exchange Contracts	Other Income (Expense)	(14,000)	(8,000)
		$(41,000)	$(8,000)
Note 12.	Subsequent Events

See our discussion in Note 1 and Note 3 with respect to the Company’s amended Credit Agreement with the Bank and the Company’s issuance of its 6% Convertible Subordinated Debentures due May 4, 2016, which is incorporated herein by reference.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

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

2009 Outlook

Due to the downturn in the global economy, we have experienced a decrease in HITOX sales of approximately 49% and a decrease in BARTEX sales of approximately 36% during the first three months of 2009 and anticipate this downward trend to continue through 2009.  However, we have experienced an increase in our specialty grade ALUPREM sales during the first quarter 2009 over the same period 2008 of approximately 59% which is primarily related to the purchasing pattern of one of our US customers.  While we anticipate the sales of our specialty grade ALUPREM to continue strong throughout 2009, the percentage growth recognized during the first three months of 2009 will begin to taper off during the remainder of 2009 due to the 2008 purchasing pattern of our customer.  While the decline in the economy has impacted the introduction of our new TIOPREM and OPTILOAD product lines, we anticipate that we will be able to sell these products in plastics, top coat paint and paper applications which were not previously available to us with our traditional HITOX and HALTEX products.

Our new production technologies, installed at our Malaysian operation in May 2008 and at our US operation in March 2009, will replace fuel oil and natural gas with electricity as our primary source of energy, thereby reducing our overall energy costs.  In addition, we have seen a decrease in the cost of freight between Malaysia and the US during the first quarter of 2009.  As a result, we were able to secure the delivery of our first shipment of SR, which arrived at our US operation in April 2009, at approximately 25% less than we paid for freight in 2008.  Based on our current forecast, this shipment of SR should provide sufficient raw materials to meet most of our US production requirements for 2009.

However, as a result of our projected decrease in worldwide sales of HITOX, our Malaysian operation will be required to decrease their SR production from the 2008 production level of four months to only two months in 2009.  As a result, we expect to incur additional costs related to idle facility expense in 2009 at our Malaysian operation of approximately $250,000 or 25% as compared to 2008.

At our US operation, we are scaling back our production requirements and reducing costs in 2009.  Based on our forecast, we anticipate a reduction in direct and indirect production costs of approximately 30% and a reduction in our SG&A expense of approximately 25%.  This is being accomplished through various cost cutting measures, including a reduction in salaries of approximately 20%, elimination of overtime, a reduction in staff and a delay in filling vacant positions.  In addition, we are reducing and/or eliminating discretionary spending.  Similar cost savings measures are also being implemented at our operations in Malaysia and the Netherlands.  However, a portion of the savings may not be immediately recognized due to various laws and regulations relating to termination benefits in these countries.  There is no assurance that cost reductions will offset our expected revenue decline in 2009, in which case we would continue to experience a loss from our operations.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Looking to the future

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

We introduced four new colored pigments that are heat stable and branded these new products under the name TIOPREM in 2008.  In addition, we introduced our new HALTEX line, OPTILOAD, in late 2008.  While the decline in the economy has impacted the introduction of these new products, we anticipate that we will be able to sell these products in plastics, top coat paint and paper applications, which were not previously available to us with our traditional HITOX and HALTEX products.  However, we believe that these products have the potential to greatly expand our addressable market and we hope that they will be contributing to our results in the second half of 2009.

Actual results could differ materially from those indicated by these forward looking statements because of various risks and uncertainties.  See the information under the caption “Forward Looking Information” appearing below the Table of Contents of this report.

Following are our results for the three month periods ended March 31, 2009 and 2008.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended March 31,
	2009	2008
NET SALES	$5,703	$6,746
Cost of sales	4,889	6,086
GROSS MARGIN	814	660
Technical services and research and development	52	66
Selling, general and administrative expenses	1,011	1,075
Gain on disposal of assets	-	(2)
OPERATING LOSS	(249)	(479)
OTHER INCOME (EXPENSE):
Interest income	2	1
Interest expense	(112)	(144)
Gain on foreign currency exchange rate	54	1
Other, net	2	1
LOSS BEFORE INCOME TAX	(303)	(620)
Income tax benefit	(34)	(31)
NET LOSS	$(269)	$(589)

Loss per diluted common share:	$(0.03)	$(0.08)

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended March 31, 2009 decreased approximately $1,043,000 or 15% compared to the first quarter 2008 primarily due to decreases in both HITOX and BARTEX sales which were partially offset by an increase in ALUPREM sales.

Following is a summary of our consolidated products sales for the three month periods ended March 31, 2009 and 2008 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2009		2008		Variance
HITOX	$1,943	34%	$3,805	56%	$(1,862)	-49%
ALUPREM	2,744	48%	1,721	26%	1,023	59%
BARTEX	585	10%	910	14%	(325)	-36%
HALTEX	316	6%	280	4%	36	13%
OTHER	115	2%	30	<1%	85	283%
Total	$5,703	100%	$6,746	100%	$(1,043)	-15%

First quarter 2009 sales of HITOX declined by 49% versus the same period a year ago primarily as a result of the weak North American market and the impact of the global economy.

ALUPREM sales were 59% higher than the first quarter 2008, primarily due to a change in the order pattern of a significant US customer which was partially offset by a decline in sales in Europe of approximately 25%.

BARTEX sales declined approximately 36% during the first quarter 2009 as compared to the same period in 2008 as our US customers decreased their existing inventory levels primarily as a result of the downturn in the US economy.

HALTEX sales increased 13% during the first quarter 2009.  Because our HALTEX product line is not as closely tied to the construction industry, the product sales have not had as great an impact from the economic slowdown as our other products.  In addition, sales of our new HALTEX line, OPTILOAD, is gaining acceptance in the marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX and HALTEX to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the quarters ended March 31, 2009 and 2008 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2009		2008		Variance
HITOX	$1,498	38%	$2,763	69%	$(1,265)	-46%
ALUPREM	1,466	37%	23	<1%	1,443	6274%
BARTEX	585	15%	910	23%	(325)	-36%
HALTEX	316	8%	280	7%	36	13%
OTHER	80	2%	24	1%	56	233%
Total	$3,945	100%	$4,000	100%	$(55)	-1%
  HITOX – Decreased in the US market, as well as in the balance of North America, Central and South America.  The decrease is primarily related to the global decline in the construction industry.
  ALUPREM – Increase in US sales of ALUPREM primarily due to a change in the order pattern of a significant customer.
  BARTEX – Decrease in US sales of BARTEX primarily related to a decrease in demand from existing customers as they deplete their existing inventory.
  HALTEX – Increase in US sales of HALTEX primarily related to an increase in customer demand.

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  Our increased sales efforts in Europe have resulted in an increase in our customer base, as well as our sales volume.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three month periods ended March 31, 2009 and 2008 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2009		2008		Variance
ALUPREM	$1,278	92%	$1,698	88%	$(420)	-25%
HITOX	114	8%	237	12%	(123)	-52%
Total	$1,392	100%	$1,935	100%	$(543)	-28%
  ALUPREM – Decrease in European sales of ALUPREM primarily related to a decrease in volume and the effects of the foreign currency exchange rate as the Euro weakens against the USD.
  HITOX – Decrease in European sales of HITOX primarily related to impact of the global economy on the construction industry, as well as the effects of the foreign exchange rate.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the quarters ended March 31, 2009 and 2008 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2009		2008		Variance
HITOX	$331	90%	$805	99%	$(474)	-59%
OTHER	35	10%	6	1%	29	483%
Total	$366	100%	$811	100%	$(445)	-55%
  HITOX – Decrease in Asian sales primarily related to a decrease in volume related to impact of the global economy on the construction industry.

Other Consolidated Results

Gross Margin:  For the three month period ended March 31, 2009, gross margin increased approximately 4.5% percent, from 9.8% in 2008 to 14.3% in 2009.  Primary factors affecting our gross margin include the mix of products sold during the quarter compared to the same period 2008, as well as a reduction in the cost of energy and raw materials.  Also contributing to the increase in the gross margin were cost reduction measures implemented at the US operation during the first quarter 2009 which reduced indirect costs approximately 32% primarily related to a reduction in labor and equipment repairs which were reduced approximately 37% and 69%, respectively, as compared to the same quarter 2008.

Technical Services and Selling, General, Administrative and Expenses (“SG&A”):  Total SG&A expenses decreased approximately 6.9% during the three-month period ended March 31, 2009 as compared to the same period in 2008 primarily due to a reduction in staff and travel related expense, offset by higher costs associated with accounting and legal fees.  At the US operation, SG&A decreased approximately 18% compared to the same three month period in 2008 as a result of the Company’s cost cutting initiative implemented during the first quarter 2009.  Similar measures have also been implemented at the European and Asian operations.

Interest Expense:  Net interest expense for the quarter decreased approximately $32,000 as compared to the same period in 2008, primarily related to the decrease in long-term debt and our lines of credit.

Income Taxes:  Income taxes consisted of a foreign deferred tax benefit of approximately $35,000 and state income tax expense of $1,000 for the three month period ended March 31, 2009, compared to a foreign deferred tax benefit of approximately $34,000 and state income tax expense of $3,000 for the same three month period in 2008.  Taxes are based on an estimated annualized consolidated effective rate of 11%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity, Capital Resources and Other Financial Information

Liquidity

Going Concern

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3, the Company has significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of the operating losses incurred throughout 2008 and the first quarter of 2009, the Company was not in compliance with these ratio covenants under our US Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”) as of December 31, 2008 and March 31, 2009.

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009 the Company amended and restated the Credit Agreement with the Bank.  Under the terms of the amendment, subject to the Company’s compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.  The Bank also agreed to extend the maturity date on our Line of Credit (the “Line”) from April 1, 2009 to October 1, 2009.  In addition, the amendment modified the maturity date for our real estate term loan (the “Loan”) from November 30, 2010 to October 1, 2009 and our term loan (the “Term Loan”) from May 1, 2012 to October 1, 2009.  The Credit Agreement is secured by all of the Company’s assets in the US.  The interest rate on the Line, the Loan and the Term Loan was increased from prime plus two percent to prime plus two and one-half percent, which is 5.25% at March 31, 2009.  As a result, all of the Company’s debt owed to the Bank matures on October 1, 2009.

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, the Company’s Board of Directors has authorized, subject to shareholder approval, the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing its debt to the Bank and general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of its Debentures due May 4, 2016, from entities affiliated with three of the Company’s directors.

Under the terms of the Credit Agreement, the Company has agreed to use all proceeds in excess of $1 million that it receives after May 1, 2009 from the issuance of any of its capital stock, from capital contributions in respect to its capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.

The Company is diligently working to establish a corporate lending relationship with a new financial institution for the Company’s US operations prior to October 1, 2009, the revised maturity date under the Credit Agreement, to permit the Company to refinance its outstanding debt with the Bank prior to its stated maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt or sell any material part of the Debentures.  If the Company is unable to refinance the debt due to the Bank prior to its stated maturity or if the Company defaults under the terms of the Credit Agreements prior to its stated maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement which could force the Company into bankruptcy or liquidation.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

In addition, the Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At March 31, 2009, TMM’s utilization under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $2,301,000 and TPT’s utilization under the credit facility and term loans with Rabobank totaled $2,861,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, in light of the Company’s liquidity difficulties, there can be no assurances that this debt will not be called for payment.

Over the last year, the Company has actively pursued new production methods and new product development.  As a result, the Company introduced new products to the market in 2008 and completed a new powder treatment facility in Malaysia in May 2008.  In addition, the Company has invested in a new powder treatment facility at the US operation which was commissioned in April 2009.  With the new process equipment, the Company will replace natural gas with electricity as the primary energy source at the US operation.  The Company believes that the changes in the manufacturing process in the US and Malaysia, as well as the potential acceptance of its new products in the market, will improve cash flows.  However, the introduction of new products and the sales volume of existing product lines may be negatively impacted by the decline in the global economy.  To offset the possible decline in sales revenue associated with the economy, the Company has initiated numerous cost cutting measures at each of the three operations, including, but not limited to, reductions in staff, salaries, travel and other discretionary expenses.

The events described above raise substantial doubt about the Company’s ability to continue as a going concern.  Our ability to continue to operate as a going concern is dependent on our ability to successfully establish a corporate lending relationship with a new financial institution for the US operation, and/or raise sufficient new capital and improve our operating cash flows to a sufficient level.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Long-term Debt

Following is a schedule of our long-term debt.

	(Unaudited)
(In thousands)	March 31,	December 31,
	2009	2008
Term note payable to a U.S. bank, with an interest rate of 5.25% at March 31, 2009, due October 1, 2009, secured by real estate and leasehold improvements of our US operation.	$539	$576
Term note payable to a U.S. bank, with an interest rate of 5.25% at March 31, 2009, due October 1, 2009, secured by property, plant and equipment, inventory and accounts receivable of our US operation.	317	342
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at March 31, 2009, due April 1, 2013, secured by Caterpillar front-end loader.	101	106
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at March 31, 2009, due June 1, 2009, secured by TPT's assets. (34 Euro)	45	94
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 7.8% at March 31, 2009, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (396 Euro)	526	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at March 31, 2009, due January 31, 2030, secured by TPT's land and building purchased January 2005. (393 Euro)	522	556
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at March 31, 2009, due July 31, 2015, secured by TPT's assets. (321 Euro)	426	465
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.83% at March 31, 2009, due June 30, 2010, secured by TMM's property, plant and equipment.	441	525
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.62% at March 31, 2009, due April 1, 2010, secured by TMM's property, plant and equipment.	216	242
Total	3,133	3,466
Less current maturities	1,451	1,590
Total long-term debt and notes payable	$1,682	$1,876

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

US Operations

Bank of America Credit Facility and Term Loans

On April 30, 2009, we amended the Credit Agreement with the Bank.  Under the terms of the amendment, subject to our compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.  The Bank also agreed to extend the maturity date on our the Line from April 1, 2009 to October 1, 2009.  In addition, the amendment modified the maturity date for the Loan from November 30, 2010 to October 1, 2009 and the Term Loan from May 1, 2012 to October 1, 2009.  As a result, all of our debt owed to the Bank matures on October 1, 2009, provided, if we default on obligations contained in the amendment, the Bank will have the rights and remedies available to it under the Credit Agreement and applicable law.  The interest rate on the Line, the Loan and the Term Loan was increased from prime plus two percent to prime plus two and one-half percent, which is 5.25% at March 31, 2009.  Under the terms of the amendment, the financial covenants are replaced with the following:

  Covenants to be based on the results of the Corpus Christi operation
  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 as of the quarter ending June 30, 2009
  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 0.85 to 1.0 for the quarter ending June 30, 2009

We also agreed that we will use all proceeds in excess of $1 million that we receive after May 1, 2009 from the issuance of any of our capital stock, from capital contributions in respect to our capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.

At March 31, 2009, the outstanding balance on the Line was $1,600,000 and we had $568,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The Line is secured by the accounts receivable and inventory of the US Operation and all outstanding credit on the Line will be due on October 1, 2009.

Netherlands Operation

On March 20, 2007, our subsidiary, TPT, entered into a new short-term credit facility (the “Credit Facility”) with Rabobank.  Under the terms of the Credit Facility, TPT’s line of credit increased from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.9%), will mature on December 31, 2009 and is secured by TPT’s accounts receivable and inventory.  At March 31, 2009, TPT had utilized Euro 1,011,000 ($1,342,000) of its short-term credit facility.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Malaysian Operation

On November 3, 2008, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from October 1, 2008 to October 31, 2009.  In addition, the HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance of RM 500,000; (2) an export line (“ECR”) of RM 5,000,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($137,000, $1,373,000 and $1,373,000, respectively).

TMM renewed its banking facility with RHB Bank Berhad (“RHB”) on October 30, 2007, for the purpose of extending the maturity date of the current facilities from October 31, 2007, to October 31, 2008.  The RHB facility, which TMM is still negotiating, includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($274,000, $2,554,000 and $6,866,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2009, the interest rate was 4.0% and the outstanding balance on their ECR facilities was RM 5,985,000 ($1,644,000).

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

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents increased $160,000 from December 31, 2008 to March 31, 2009 as compared to a decrease of $22,000 from December 31, 2007 to March 31, 2008.

	(Unaudited)
	Three Months Ended March 31,
(In thousands)	2009	2008
Net cash provided by (used in)
Operating activities	$119	$449
Investing activities	(415)	(975)
Financing activities	872	495
Effect of exchange rate fluctuations	(416)	9
Net change in cash and cash equivalents	$160	$(22)

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Operating Activities

Operating activities provided $119,000 during the first three months of 2009.  Following are the major changes in working capital affecting cash provided by operating activities for the three month period ended March 31, 2009:

  Accounts Receivable:  Accounts receivable increased $487,000 as compared to an increase of $655,000 for the same period in 2008.  The increase in accounts receivable is primarily due to stronger sales in the first quarter 2009 at the each of the Company’s three operations as compared to the fourth quarter 2008.  Accounts receivable increased $471,000 at the Corpus Christi operation and $44,000 at TMM.  TPT’s accounts receivable decreased $28,000.
  Inventories: Inventories decreased $912,000 as compared to a decrease of $1,901,000 for the same period in 2008.  Inventories at the Corpus Christi operation decreased $1,039,000 primarily related to a decrease in both finished goods and raw materials and TPT’s decreased $228,000 primarily due to a decrease in finished goods.  TMM’s inventories increased approximately $355,000 primarily due to an increase in raw materials which was partially offset by a decrease in finished goods.
  Other Current Assets:  Other current assets increased $462,000 as compared to an increase of $247,000 for the same period in 2008.  At the Corpus Christi operation, prepaid expenses increased $32,000 primarily due to insurance; at TPT $120,000 related to prepaid insurance and pension expense; and at TMM $310,000 related to prepaid freight related to a shipment of SR to the Corpus Christi operation in April 2009.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $6,000 as compared to a decrease of $469,000 for the same period in 2008.  Accounts payable and accrued expenses at the Corpus Christi operation decreased $191,000 and at TMM decreased $142,000.  TPT’s accounts payable and accrued expenses increased approximately $339,000 primarily relating to raw materials.

Investing Activities

We used cash of $415,000 in investing activities during the first three months of 2009 primarily for the purchase of fixed assets as compared to $975,000 during the same period 2008.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $395,000 for equipment related to new process technologies to convert a majority of our production from natural gas to electricity, as compared to $231,000 for the same period in 2008 for capital maintenance.
  Netherlands Operation:  We invested approximately $14,000 at TPT for new equipment, as compared to $16,000 for the same period in 2008.
  Malaysian Operation:  We invested approximately $6,000 at TMM for new equipment, as compared to $728,000 for the same period in 2008 for equipment related to new process technologies to convert the energy supply for the production of HITOX from fuel oil to electricity.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Financing Activities

We received $872,000 from financing activities during the three month period ended March 31, 2009 as compared to $495,000 for the same period 2008.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit increased $850,000 primarily for the purpose of financing working capital, as compared to a decrease of $450,000 for the same period 2008 which was primarily related a decrease in inventory levels.  Borrowings at TPT increased approximately $6,000 primarily for the purpose of financing working capital as compared to an increase of $105,000 for the same period in 2008.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowings on the ECR increased $260,000 primarily for the purpose of financing working capital as compared to an increase of $447,000 for the same period 2008.
  Capital Leases:  Capital leases decreased approximately $20,000 related to lease payments at both the Corpus Christi operation and at TPT during the first quarter 2009.  During the same period in 2008, capital leases increased approximately $5,000 as a result of the acquisition of equipment at the Corpus Christi operation which provided approximately $26,000 offset by a reduction in capital leases, primarily at TPT, of approximately $21,000.
  Long-term Debt – Financial Institutions:  Long-term debt decreased approximately $209,000 during the three month period ended March 31, 2009.  At the Corpus Christi operation, long-term debt decreased $65,000; at TPT $74,000 and at TMM $70,000.  This compares to an increase of in long-term debt of approximately $391,000 for the same period in 2008.
  Proceeds from Issuance of Common Stock:  For the three month period ended March 31, 2009, we did not receive proceeds from the issuance of common stock.  This compares to $12,000 received from the exercise of employee stock options for the same period 2008.
  Preferred Stock Dividends:  We paid dividends of $15,000 on its Series A convertible preferred stock for both the three month periods ended March 31, 2009 and 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2008 Annual Report on Form 10-K except as noted above.

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

Changes in Internal Controls

During the period covered by this report, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affect the Company’s internal controls over financial reporting.

Part II  -  Other Information

Item 1.	Legal Proceedings

In late July 2008, we learned that our former chief financial officer, Steven H. Parker, filed a complaint with the Occupational Safety and Health Administration, U.S. Department of Labor.  Parker’s complaint was filed on or about July 21, 2008, and alleges that TOR violated the whistleblower provisions of the Sarbanes-Oxley Act of 2002 by terminating Parker’s employment in response to Parker’s reporting to our CEO and a board member of the negative accounting treatment of a potential transaction.  In addition, Parker has claimed that he was terminated for refusing to perform an illegal act in violation of Texas law.  Parker subsequently notified the Department of Labor that he intended to bring an action against the Company in the United States District Court for the Southern District of Texas.  Because of Parker’s election to proceed in the United States District Court, the Department of Labor has dismissed Parker’s complaint.  Relief sought by Parker includes back pay, reinstatement or front pay in lieu of reinstatement and reasonable attorney’s fees and costs.  We intend to vigorously defend such legal action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As discussed in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, the Company entered into subscription agreements on May 4, 2009, pursuant to which it sold Units (the “Units”) to certain related parties, each Unit consisting of an aggregate principal amount of $25,000 of its six-percent (6%) Convertible Subordinated Debentures due May 4, 2016 and the Warrants, which is incorporated herein by reference.  The Securities were issued in reliance on the exemption from regulation D promulgated thereunder, based on the private sale of the Securities to “accredited investors” (as such term is defined under Regulation D).

Item 3.	Defaults Upon Senior Securities

At December 31, 2008 and March 31, 2009, we were not in compliance with certain financial covenants in the Credit Agreement.  We received notification from the Bank on March 5, 2009 of the Bank’s decision to terminate the Credit Agreement and require us to pay off all outstanding indebtedness owed to the Bank by April 1, 2009.  On April 30, 2009, we amended the Credit Agreement with the Bank.  Under the terms of the amendment, subject to our compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement and to extend the maturity date from April 1, 2009 to October 1, 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” for a discussion of the amendment of the Credit Agreement.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 12, 2009	OLAF KARASCH Olaf Karasch President and CEO

Date:	May 12, 2009	BARBARA RUSSELL Barbara Russell Acting CFO

