Form 10-Q
period 2009-06-30
TOR MINERALS INTERNATIONAL INC
filed 2009-08-10
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 OR
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

Large accelerated filer *	Accelerated filer *	Non-accelerated filer *	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes *			No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value			Shares Outstanding as of August 10, 2009 9,453,492

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

2

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET SALES	$5,654	$6,916	$11,357	$13,662
Cost of sales	4,789	5,912	9,678	11,998
GROSS MARGIN	865	1,004	1,679	1,664
Technical services and research and development	40	61	92	127
Selling, general and administrative expenses	725	1,154	1,736	2,229
Gain on disposal of assets	-	-	-	(2)
OPERATING INCOME (LOSS)	100	(211)	(149)	(690)
OTHER INCOME (EXPENSE):
Interest income	-	-	2	1
Interest expense	(136)	(131)	(248)	(275)
Gain (loss) on foreign currency exchange rate	(12)	(2)	42	(1)
Other, net	2	9	4	10
LOSS BEFORE INCOME TAX	(46)	(335)	(349)	(955)
Income tax expense (benefit)	(38)	3	(72)	(28)
NET LOSS	$(8)	$(338)	$(277)	$(927)
Less: Preferred Stock Dividends	15	15	30	30
Loss Available to Common Shareholders	$(23)	$(353)	$(307)	$(957)

Loss per common share:
Basic	$(0.00)	$(0.04)	$(0.03)	$(0.12)
Diluted	$(0.00)	$(0.04)	$(0.03)	$(0.12)
Weighted average common shares outstanding:
Basic	9,453	7,878	9,453	7,875
Diluted	9,453	7,878	9,453	7,875

See accompanying notes.
3

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET LOSS	$(8)	$(338)	$(277)	$(927)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain reclassified to income	-	-	-	1
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	681	(301)	(200)	805
Other comprehensive income (loss), net of tax	681	(301)	(200)	806
COMPREHENSIVE INCOME (LOSS)	$673	$(639)	$(477)	$(121)

See accompanying notes.
4

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except per share amounts)
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204	$191
Restricted cash	475	-
Trade accounts receivable, net	3,296	2,310
Inventories, net	10,572	11,839
Other current assets	969	444
TOTAL CURRENT ASSETS	15,516	14,784
PROPERTY, PLANT AND EQUIPMENT, net	19,114	19,515
OTHER ASSETS	39	38
Total Assets	$34,669	$34,337

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,443	$2,268
Accrued expenses	1,269	1,611
Notes payable under lines of credit	3,262	2,156
Export credit refinancing facility	1,451	1,458
Current deferred tax liability	60	56
Current maturities - capital leases	90	86
Current maturities of long-term debt – financial institutions	1,366	1,590
Total current liabilities	8,941	9,225
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	95	141
Long-term debt – financial institutions	1,599	1,876
Long-term debt – convertible debentures, net	1,062	-
Deferred tax liability	492	580
Total liabilities	12,189	11,822
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 6/30/09 and 12/31/08	2	2
Common stock $.25 par value: authorized, 20,000 shares; 9,453 shares issued and outstanding at 6/30/09 and at 12/31/08, respectively	2,363	2,363
Additional paid-in capital	24,998	24,525
Accumulated deficit	(7,918)	(7,611)
Accumulated other comprehensive income:
Cumulative translation adjustment	3,035	3,236
Total shareholders' equity	22,480	22,515
Total Liabilities and Shareholders' Equity	$34,669	$34,337
See accompanying notes.
5

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(277)	$(927)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	862	987
Stock-based compensation expense	50	90
Warrant interest expense	9	-
Gain on sale/disposal of property, plant and equipment	-	(2)
Deferred income taxes	(75)	(31)
Provision for bad debt	(3)	1
Changes in working capital:
Receivables	(761)	(1,415)
Inventories	1,191	1,523
Other current assets	(527)	(332)
Accounts payable and accrued expenses	(1,139)	1,041
Net cash provided by (used in) operating activities	(670)	935
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(578)	(1,699)
Proceeds from sales of property, plant and equipment	-	3
Net cash used in investing activities	(578)	(1,696)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds / (payments) from lines of credit	1,098	(72)
Net proceeds from export credit refinancing facility	15	365
Net payments on capital leases	(43)	(17)
Proceeds from long-term bank debt	-	1,973
Payments on long-term bank debt	(496)	(1,628)
Proceeds from convertible debentures	1,475	-
Increase in restricted cash	(475)	-
Proceeds from the issuance of common stock through exercise of common stock options	-	12
Preferred stock dividends paid	(30)	(30)
Net cash provided by financing activities	1,544	603
Effect of exchange rate fluctuations on cash and cash equivalents	(283)	(9)
Net change in cash and cash equivalents	13	(167)
Cash and cash equivalents at beginning of period	191	376
Cash and cash equivalents at end of period	$204	$209

Supplemental cash flow disclosures:
Interest paid	$236	$275
Taxes paid	$8	$5
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

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009 the Company amended the Credit Agreement with the Bank.  Under the terms of the amendment, subject to the Company’s compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.  The Bank also agreed to extend the maturity date on our Line of Credit (the “Line”) from April 1, 2009 to October 1, 2009.  In addition, the amendment modified the maturity date for our real estate term loan (the “Loan”) from November 30, 2010 to October 1, 2009 and our term loan (the “Term Loan”) from May 1, 2012 to October 1, 2009.  The Credit Agreement is secured by all of the Company’s assets in the US.  The interest rate on the Line, the Loan and the Term Loan was increased from prime plus two percent to prime plus two and one-half percent, which was 5.75% at June 30, 2009.  As a result, all of the Company’s debt owed to the Bank matures on October 1, 2009.

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, the Company’s Board of Directors has authorized, subject to shareholder approval, the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing its debt to the Bank and general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

In addition to the above referenced Debentures, in June 2009 the Company received subscription agreements from five additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder, for 19 Units for an aggregate purchase price of $475,000.  These subscription agreements have been accepted by the Company subject to shareholder approval at the Company’s annual meeting on August 21, 2009.  The proceeds are held in restricted cash and will be used to reduce the Company’s debt to the Bank after receiving shareholder approval.

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

The Company is diligently working to establish a corporate lending relationship with a new financial institution for the Company’s US operations prior to October 1, 2009, the revised maturity date under the Credit Agreement, to refinance outstanding debt with the Bank prior to its revised maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt or sell any material part of the Debentures.  If the Company is unable to refinance the debt due to the Bank prior to its revised maturity or if the Company defaults under the terms of the Credit Agreements prior to its revised maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement which could force the Company into bankruptcy or liquidation.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In addition, the Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At June 30, 2009, TMM’s utilization under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $2,000,000 and TPT’s utilization under the credit facility and term loans with Rabobank totaled $2,939,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, in light of the Company’s liquidity difficulties, there can be no assurances that this debt will not be called for payment prior to the stated maturity date.

Since early 2007, the Company has actively pursued new production methods and new product development.  As a result, the Company introduced new products to the market in 2008 and completed a new powder treatment facility in Malaysia in May 2008.  In addition, the Company has invested in a new powder treatment facility at the US operation which was commissioned in April 2009.  With the new process equipment, the Company will replace natural gas with electricity as the primary energy source at the US operation.  The Company believes that the changes in the manufacturing process in the US and Malaysia, as well as the potential acceptance of its new products in the market, will improve cash flows.  However, the introduction of new products and the sales volume of existing product lines may be negatively impacted by the decline in the global economy.  To offset the possible decline in sales revenue associated with the economy, the Company has implemented numerous cost cutting measures at each of the three operations, including, but not limited to, reductions in staff, salaries, travel and other discretionary expenses.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, in our Annual Report on Form 10-K filed with the SEC on March 31, 2009.  Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results for the year ending December 31, 2009.

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

Income taxes consisted of a foreign deferred tax benefit of approximately $40,000 and state income tax expense of $2,000 for the three month period ended June 30, 2009, compared to state income tax expense of $3,000 for the corresponding three month period in 2008.  For the six-month periods ended June 30, 2009 and 2008, we recorded a foreign deferred tax benefit of approximately $75,000 and $33,000, respectively, and state income tax expense of $3,000 and $5,000, respectively.  Taxes are based on an estimated annualized consolidated effective rate of 20.6%

In accordance with the requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands. Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2005 through December 31, 2008.  Our state returns, which are filed in Texas, Ohio and Michigan, are subject to examination for the tax years ended December 31, 2004 through December 31, 2008.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ended December 31, 2003 through December 31, 2008.

As of January 1, 2009, we did not have any unrecognized tax benefits and there was no change during the six-month period ended June 30, 2009.

Subsequent Events

We evaluated all activity of TOR through August 10, 2009, the issue date of the Consolidated financial statements, and concluded that no subsequent events have occurred that would require recognition in the Consolidated financial statements or disclosure in the notes to the Consolidated financial statements.

Recently Adopted and Recently Issued Accounting Standards

On January 1, 2009, we adopted FASB Statement No. 157, Fair Value Measurement (“SFAS 157”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.  The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the consolidated financial statements.  The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

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

On January 1, 2009, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 161 requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of gains and losses on derivative instruments.  Other than the required disclosures (see Note 11), the adoption of SFAS 161 had no impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures.  This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value.  Prior to the effective date of this FSP, fair values for these assets and liabilities were only disclosed once a year.  This FSP will now require these disclosures to be made on a quarterly basis.  FSP FAS 107-1 and APB 28-1 became effective for us on June 30, 2009 and we have included the additional disclosure information required within Note 5, Fair Value Measurements, of the notes to the consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), to be effective for interim or annual financial periods ending after June 15, 2009.  SFAS 165 does not materially change the existing guidance but introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued”.  This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 became effective for us on June 30, 2009 and the adoption did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, SFAS 168 will supersede all then existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We are currently assessing the impact SFAS 168 will have on our consolidated financial statements and disclosures.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 3.	Long-Term Debt

A summary of long-term debt follows:

	(Unaudited)
(In thousands)	June 30,	December 31,
	2009	2008
Term note payable to a U.S. bank, with an interest rate of 5.75% at June 30, 2009, due October 1, 2009, secured by real estate and leasehold improvements of our US operation.	$502	$576
Term note payable to a U.S. bank, with an interest rate of 5.75% at June 30, 2009, due October 1, 2009, secured by property, plant and equipment, inventory and accounts receivable of our US operation.	292	342
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at June 30, 2009, due April 1, 2013, secured by Caterpillar front-end loader.	95	106
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at June 30, 2009, due June 1, 2009, secured by TPT's assets.	-	94
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 7.8% at June 30, 2009, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (391 Euro)	549	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at June 30, 2009, due January 31, 2030, secured by TPT's land and building purchased January 2005. (388 Euro)	545	556
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at June 30, 2009, due July 31, 2015, secured by TPT's assets. (308 Euro)	433	465
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 2.0% at June 30, 2009, due June 30, 2010, secured by TMM's property, plant and equipment.	358	525
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 2.13% at June 30, 2009, due April 1, 2010, secured by TMM's property, plant and equipment.	191	242
Total	2,965	3,466
Less current maturities	1,366	1,590
Total long-term debt and notes payable	$1,599	$1,876
11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

US Bank Credit Facility, Term Loans and Convertible Debentures

Bank of America Credit Facility and Term Loans

On April 30, 2009, we amended the Credit Agreement with the Bank.  Under the terms of the amendment, subject to our compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.  The Bank also agreed to extend the maturity date on the Line from April 1, 2009 to October 1, 2009.  In addition, the amendment modified the maturity date for the Loan from November 30, 2010 to October 1, 2009 and the Term Loan from May 1, 2012 to October 1, 2009.  As a result, all of our debt owed to the Bank matures on October 1, 2009, provided, if we default on obligations contained in the amendment, the Bank will have the rights and remedies available to it under the Credit Agreement and applicable law.  The interest rate on the Line, the Loan and the Term Loan was increased from prime plus two percent to prime plus two and one-half percent, which was 5.75% at June 30, 2009.  Under the terms of the amendment, the financial covenants are replaced with the following:

  Covenants to be based on the results of the Corpus Christi operation
  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 as of the quarter ending June 30, 2009 (1.2 to 1.0 at June 30, 2009)
  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 0.85 to 1.0 for the quarter ending June 30, 2009 (0.85 to 1.0 at June 30, 2009)

We also agreed that we will use all proceeds in excess of $1 million that we receive after May 1, 2009 from the issuance of any of our capital stock, from capital contributions in respect to our capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.

At June 30, 2009, the outstanding balance on the Line was $1,850,000 and we had $524,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The Line is secured by the accounts receivable and inventory of the US Operation and all outstanding credit on the Line will be due on October 1, 2009.

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, the Company’s Board of Directors has authorized, subject to shareholder approval, the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing its debt to the Bank and general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

In addition to the above referenced Debentures, in June 2009 the Company received subscription agreements from five additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder, for 19 Units for an aggregate purchase price of $475,000.  These subscription agreements have been accepted by the Company subject to shareholder approval at the Company’s annual meeting on August 21, 2009.  The proceeds are held in restricted cash and will be used to reduce the Company’s debt to the Bank after receiving shareholder approval.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.65%), will mature on December 31, 2009 and is secured by TPT’s accounts receivable and inventory.  At June 30, 2009, TPT had utilized Euro 1,006,000 ($1,412,000) of its short-term credit facility.

The loan agreements covering both TPT’s credit facility and term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in the Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the lenders could foreclose on the assets of TPT.

Malaysian Bank Credit Facility and Term Loan

On November 3, 2008, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from October 1, 2008 to October 31, 2009.  In addition, the HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance (“BA”) of RM 500,000; (2) an export line (“ECR”) of RM 5,000,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($142,000, $1,424,000 and $1,424,000, respectively).

TMM renewed its banking facility with RHB Bank Berhad (“RHB”) on October 30, 2008, for the purpose of extending the maturity date of the current facilities from October 31, 2008, to October 31, 2009.  The RHB facility, which TMM is still negotiating, includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($284,000, $2,648,000 and $7,120,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2009, the interest rate was 3.5% and the outstanding balance on their ECR and BA facilities was RM 5,094,000 ($1,451,000).

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

On June 7, 2009, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended June 30, 2009, payable on July 1, 2009, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on June 7, 2009.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5.	Fair Value Measurements

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of fair value hierarchy as of June 30, 2009.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at June 30, 2009.

	June 30, 2009
(In thousands)	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset for foreign currency derivative financial instruments (including forward contracts)	$23	$-	$23	$-

Our foreign currency derivative financial instruments mitigate foreign exchange risks and include forward contracts.

The fair value of the Company’s debt is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date.  The computation of the fair value of these instruments is generally performed by the Company.  The carrying amounts and estimated fair values of the Company’s long-term debt, including current maturities, are summarized below:

	June 30, 2009		December 31, 2008
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,965	$2,833	$3,466	$3,143
Long-term debt – convertible debentures	1,475	1,475	-	-
	$4,440	$4,308	$3,466	$3,143

The carrying amounts reported in the balance sheet for cash and cash equivalents, restricted cash, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair value due to the short term nature of these instruments, Accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Capital Lease

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at June 30, 2009 was approximately Euro 115,000 ($161,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($7,355).  The net present value of the lease at June 30, 2009 was Euro 113,000 ($159,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2009 was approximately $7,000.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease term is 36 months with equal monthly installments of $367.  The net present value of the lease at June 30, 2009 was $6,000.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2009 was approximately $5,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at June 30, 2009 was $20,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 7.	Calculation of Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net Loss	$(8)	$(338)	$(277)	$(927)
Preferred Stock Dividends	(15)	(15)	(30)	(30)
Numerator for diluted loss per share - loss available to common shareholders after assumed conversions	$(23)	$(353)	$(307)	$(957)

Denominator:
Denominator for basic loss per share - weighted-average shares	9,453	7,878	9,453	7,875
Effect of dilutive securities:
Employee stock options	-	-	-	-
Detachable warrants	-	-	-	-
Convertible Preferred Shares	-	-	-	-
Dilutive potential common shares	-	-	-	-
Denominator for diluted loss per share - weighted-average shares and assumed conversions	9,453	7,878	9,453	7,875

Basic loss per common share	$(0.00)	$(0.04)	$(0.03)	$(0.12)

Diluted loss per common share	$(0.00)	$(0.04)	$(0.03)	$(0.12)

Excluded from the computation of diluted earnings per share were a total of 168,000 common shares related to the 200,000 convertible preferred shares at June 30, 2009 and 2008.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

For the three and six month periods ended June 30, 2009 and 2008, all employee stock options (758,600 and 756,100, respectively) were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
June 30, 2009
Net Sales:
Customer sales	$3,861	$1,225	$568	$-	$5,654
Intercompany sales	-	554	1,075	(1,629)	-
Total Net Sales	$3,861	$1,779	$1,643	$(1,629)	$5,654

Location profit (loss)	$52	$(155)	$28	$67	$(8)

June 30, 2008
Net Sales:
Customer sales	$3,998	$2,134	$784	$-	$6,916
Intercompany sales	69	329	1,151	(1,549)	-
Total Net Sales	$4,067	$2,463	$1,935	$(1,549)	$6,916

Location profit (loss)	$(577)	$199	$47	$(7)	$(338)
As of and for the six months ended:
June 30, 2009
Net Sales:
Customer sales	$7,805	$2,617	$935	$-	$11,357
Intercompany sales	-	1,342	1,424	(2,766)	-
Total Net Sales	$7,805	$3,959	$2,359	$(2,766)	$11,357

Location profit (loss)	$(142)	$(179)	$(87)	$131	$(277)

Location assets	$12,657	$8,051	$13,961	$-	$34,669

June 30, 2008
Net Sales:
Customer sales	$7,998	$4,069	$1,595	$-	$13,662
Intercompany sales	69	354	1,983	(2,406)	-
Total Net Sales	$8,067	$4,423	$3,578	$(2,406)	$13,662

Location profit (loss)	$(835)	$199	$(243)	$(48)	$(927)

Location assets	$12,066	$12,876	$15,773	$-	$40,716
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

For the three month periods ended June, 2009 and 2008, the Company recorded an expense of $24,000 and $56,000, respectively, in stock-based employee compensation expense and for the six-month periods ended June 30, 2009 and 2008, $50,000 and $90,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company granted 20,000 and 15,000 options during the six- month periods ended June 30, 2009 and 2008.

As of June 30, 2009, there was $170,000 of option compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.44 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 10.	Inventories

The following table reflects the Company’s inventory at June 30, 2009 and December 31, 2008.

(In thousands)	June 30,	December 31,
	2009	2008
Raw materials	$5,218	$5,208
Work in progress	1,320	1,327
Finished goods	3,424	4,828
Supplies	719	700
Total Inventories	10,681	12,063
Inventory reserve	(109)	(224)
Net Inventories	$10,572	$11,839
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

On November 18, 2008, the Company entered into a natural gas contract with Bank of America, N.A. for 40,000 MM/Btu’s of natural gas which settled on March 1, 2009.  For the six month period ended June 30, 2009, we recorded a net expense of approximately $27,000 as a component of our cost of sales.

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

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments under SFAS No. 133, and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		June 30,	December 31,
Derivative Instrument	Location	2009	2008
Foreign Currency Exchange Contracts	Other Current Assets	$23	$-
		$23	$-
Liability Derivatives
		June 30,	December 31,
Derivative Instrument	Location	2009	2008
Natural Gas Swap Contract	Accrued Expenses	$-	$26
Foreign Currency Exchange Contracts	Accrued Expenses	-	1
		$-	$27

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and six-month periods ended June 30, 2009 and 2008:

(In thousands)		Amount of Gain (Loss) Recognized in Operations
	Location of Gain (Loss) on Derivative Instrument	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument		2009	2008	2009	2008
Natural Gas Swap Contract	Cost of Sales	$-	$-	$(27)	$-
Foreign Currency Exchange Contracts	Other Income (Expense)	23	(26)	9	(34)
		$23	$(26)	$(18)	$(34)
Note 12.	Subsequent Events

On July 15, 2009, the Company tentatively accepted, subject to shareholder approval, a subscription agreement for one (1) Unit of its Debentures, in the amount of $25,000, from the spouse of Thomas Pauken, a Director of the Company.

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

2009 Outlook

Due to the downturn in the global economy, we have experienced a decrease in HITOX sales of approximately 35% and a decrease in BARTEX sales of approximately 30% during the first six months of 2009 and anticipate this trend to continue through 2009.  However, we have experienced an increase in our specialty grade ALUPREM sales during the first six months of 2009 over the corresponding period in 2008 of approximately 15% which is primarily related to the purchasing pattern of one of our US customers.  We anticipate the sales of our specialty grade ALUPREM to continue strong throughout 2009.  While the decline in the economy has impacted the introduction of our new TIOPREM and OPTILOAD product lines, we anticipate that we will be able to sell these products in plastics, top coat paint and paper applications which were not previously available to us with our traditional HITOX and HALTEX products.

Our new production technologies, installed at our Malaysian operation in May 2008 and at our US operation in March 2009, have replaced fuel oil and natural gas with electricity as our primary source of energy, thereby reducing our overall energy costs.  In addition, we have seen a decrease in the cost of freight between Malaysia and the US during the first quarter of 2009.  As a result, we were able to secure the delivery of our first shipment of SR, which arrived at our US operation in April 2009, at approximately 25% less than we paid for freight in 2008.  Based on our current forecast, this shipment of SR should provide sufficient raw materials to meet most of our US production requirements for 2009.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

At our US operation, we are scaling back our production requirements and reducing costs in 2009.  Based on our forecast, we anticipate a reduction in direct and indirect production costs of approximately 30% and a reduction in our SG&A expense of approximately 25%.  This is being accomplished through various cost cutting measures, including a reduction in salaries of approximately 20%, elimination of overtime, a reduction in staff and a delay in filling vacant positions.  In addition, we are reducing and/or eliminating discretionary spending.  Similar cost savings measures have also been implemented at our operations in Malaysia and the Netherlands.  However, a portion of the savings may not be immediately recognized due to various laws and regulations relating to termination benefits in these countries.  There is no assurance that cost reductions will offset our expected revenue decline in 2009, in which case we would continue to experience a loss from our operations.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following are our results for the three and six month periods ended June 30, 2009 and 2008.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET SALES	$5,654	$6,916	$11,357	$13,662
Cost of sales	4,789	5,912	9,678	11,998
GROSS MARGIN	865	1,004	1,679	1,664
Technical services and research and development	40	61	92	127
Selling, general and administrative expenses	725	1,154	1,736	2,229
Gain on disposal of assets	-	-	-	(2)
OPERATING INCOME (LOSS)	100	(211)	(149)	(690)
OTHER INCOME (EXPENSE):
Interest income	-	-	2	1
Interest expense	(136)	(131)	(248)	(275)
Gain (loss) on foreign currency exchange rate	(12)	(2)	42	(1)
Other, net	2	9	4	10
LOSS BEFORE INCOME TAX	(46)	(335)	(349)	(955)
Income tax expense (benefit)	(38)	3	(72)	(28)
NET LOSS	$(8)	$(338)	$(277)	$(927)

Loss per diluted common share:	$(0.00)	$(0.04)	$(0.03)	$(0.12)
23

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended June 30, 2009 decreased approximately $1,262,000 or 18% compared to the second quarter 2008 primarily due to decreases in HITOX, ALUPREM and BARTEX sales.  For the six month period ended June 30, 2009, consolidated net sales decreased approximately $2,305,000 or 17% primarily due to decreases in both HITOX and BARTEX sales which were partially offset by an increase in ALUPREM and HALTEX sales.

Following is a summary of our consolidated products sales for the three and six month periods ended June 30, 2009 and 2008 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2009		2008		Variance		2009		2008		Variance
HITOX	$2,840	50%	$3,501	51%	$(661)	-19%	$4,783	42%	$7,306	54%	$(2,523)	-35%
ALUPREM	1,781	32%	2,208	32%	(427)	-19%	4,525	40%	3,929	29%	596	15%
BARTEX	618	11%	814	12%	(196)	-24%	1,203	11%	1,724	13%	(521)	-30%
HALTEX	333	6%	284	4%	49	17%	649	6%	564	4%	85	15%
TIOPREM	3	<1%	26	<1%	(23)	-88%	3	<1%	26	<1%	(23)	-88%
OTHER	79	1%	83	1%	(4)	-5%	194	1%	113	<1%	81	72%
Total	$5,654	100%	$6,916	100%	$(1,262)	-18%	$11,357	100%	$13,662	100%	$(2,305)	-17%

HITOX sales declined 19% in the second quarter 2009 as compared to the same period in 2008.  This follows a decline of 49% in the first quarter 2009 as compared to the same period in 2008.  HITOX sales increased in the second quarter 2009 at all of the Company’s three operations compared to the first quarter 2009.  For the first six months of 2009, sales of HITOX declined by 35% versus the same period a year ago primarily as a result of the weak North American market and the impact of the global economy.  While the economy continues to impact our current year’s sales, many customers have depleted their inventory held at the end of 2008 and are now starting to order replacement inventory.

ALUPREM sales were 19% lower in the second quarter 2009 than the second quarter 2008, primarily due to a decline in sales in Europe of approximately 42% which was partially offset by an increase in US sales primarily due to a change in the order pattern of a significant US customer.  For the first six months of 2009, ALUPREM sales increased 15% primarily due to a change in the ordering pattern of a significant US customer.

BARTEX sales declined approximately 24% during the second quarter 2009 as compared to the same period in 2008.  For the first six months of 2009, BARTEX sales decreased 30% compared to the same period of 2008.  The decrease in BARTEX sales is primarily as a result of the downturn in the US economy.

HALTEX sales increased 17% during the second quarter 2009 and 15% for the first six months of 2009, in each case as compared to the same periods in 2008.  Because our HALTEX product line is not as closely tied to the construction industry, the product sales have not had as great an impact from the economic slowdown as our other products.  In addition, sales of our new HALTEX line, OPTILOAD, is gaining acceptance in the marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX and HALTEX to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three and six month periods ended June 30, 2009 and 2008 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2009		2008		Variance		2009		2008		Variance
HITOX	$2,100	54%	$2,432	61%	$(332)	-14%	$3,598	46%	$5,195	65%	$(1,597)	-31%
ALUPREM	732	19%	391	10%	341	87%	2,198	28%	414	5%	1,784	431%
BARTEX	618	16%	814	20%	(196)	-24%	1,203	16%	1,724	22%	(521)	-30%
HALTEX	333	9%	284	7%	49	17%	649	8%	564	7%	85	15%
TIOPREM	3	<1%	-	0%	3		3	<1%	-	0%	3
OTHER	75	2%	77	2%	(2)	-3%	155	2%	101	1%	54	53%
Total	$3,861	100%	$3,998	100%	$(137)	-3%	$7,806	100%	$7,998	100%	$(192)	-2%

  HITOX – Sales during the second quarter increased 8% and 63% in Canada and South America, respectively, as compared to the same period in 2008; however, US sales trailed the second quarter last year by 20% resulting in a net decrease for the quarter of 14%.  Year to date, HITOX sales decreased in the US market, as well as in the balance of North America, Central and South America.  The decrease is primarily related to the global decline in the construction industry.

  ALUPREM – Increase in US sales of ALUPREM primarily due to a change in the order pattern of a significant customer.

  BARTEX – Decrease in US sales of BARTEX primarily related to a decrease in demand from existing customers as they deplete their existing inventory as a result of the US economy.

  HALTEX – Increase in US sales of HALTEX primarily related to an increase in customer demand and the growing acceptance of our new product, OPTILOAD, in the marketplace.

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  Our increased sales efforts in Europe have resulted in an increase in our customer base, as well as our sales volume.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three and six month periods ended June 30, 2009 and 2008 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2009		2008		Variance		2009		2008		Variance
ALUPREM	$1,049	86%	$1,817	85%	$(768)	-42%	$2,327	89%	$3,515	86%	$(1,188)	-34%
HITOX	176	14%	291	14%	(115)	-40%	290	11%	528	13%	(238)	-45%
TIOPREM	-	0%	26	1%	(26)	-100%	-	0%	26	1%	(26)	-100%
Total	$1,225	100%	$2,134	100%	$(909)	-43%	$2,617	100%	$4,069	100%	$(1,452)	-36%

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and six month periods ended June 30, 2009 and 2008 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2009		2008		Variance		2009		2008		Variance
HITOX	$564	99%	$778	99%	$(214)	-28%	$895	96%	$1,583	99%	$(688)	-43%
OTHER	4	1%	6	1%	(2)	-33%	39	4%	12	1%	27	225%
Total	$568	100%	$784	100%	$(216)	-28%	$934	100%	$1,595	100%	$(661)	-41%
  HITOX – Decrease in Asian sales primarily related to a decrease in volume related to impact of the global economy on the construction industry.  However, compared to the first quarter 2009, second quarter HITOX sales in the Asian market increased 70%.

Other Consolidated Results

Gross Margin:  For the three month period ended June 30, 2009, gross margin increased approximately .08% percent, from 14.5% in 2008 to 15.3% in 2009.  For the six month periods ended June 30, 2009 and 2008, gross margin increased approximately 2.6%, from 12.2% to 14.8%.  The primary factors affecting our gross margin include the mix of products sold during the three and six month periods compared to the same periods in 2008, as well as a reduction in the cost of energy and raw materials.  Also contributing to the year to date increase in the gross margin were cost reduction measures implemented during the first quarter 2009, primarily at the US operation, which reduced indirect costs approximately 19% primarily related to a reduction in labor and equipment repairs which were reduced approximately 20% and 31%, respectively, as compared to the same six month period 2008.

Technical Services and Selling, General, Administrative and Expenses (“SG&A”):  Total SG&A expenses decreased approximately 37% and 22% during the three and six month periods ended June 30, 2009, respectively, as compared to the comparable periods in 2008, primarily due to a reduction in staff, travel and other discretionary expenses.  At the US operation, SG&A decreased approximately 55% and 37%, respectively, compared to the same three and six month periods in 2008 as a result of the Company’s cost cutting initiative implemented during the first quarter 2009.  Similar measures have also been implemented at the European and Asian operations.

Interest Expense:  Net interest expense increased approximately $5,000 and decreased approximately $27,000 as compared to the same three and six month periods in 2008, respectively.  The year to date reduction in interest expense is primarily related to the decrease in long-term debt.

Income Taxes:  Income taxes consisted of a foreign deferred tax benefit of approximately $40,000 and state income tax expense of $2,000 for the three month period ended June 30, 2009, compared to state income tax expense of $3,000 for the same three month period in 2008.  For the six-month periods ended June 30, 2009 and 2008, we recorded a foreign deferred tax benefit of approximately $75,000 and $33,000, respectively, and state income tax expense of $3,000 and $5,000, respectively.  Taxes are based on an estimated annualized consolidated effective rate of 20.6%

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity, Capital Resources and Other Financial Information

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

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009 the Company amended and restated the Credit Agreement with the Bank.  Under the terms of the amendment, subject to the Company’s compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.  The Bank also agreed to extend the maturity date on our Line of Credit (the “Line”) from April 1, 2009 to October 1, 2009.  In addition, the amendment modified the maturity date for our real estate term loan (the “Loan”) from November 30, 2010 to October 1, 2009 and our term loan (the “Term Loan”) from May 1, 2012 to October 1, 2009.  The Credit Agreement is secured by all of the Company’s assets in the US.  The interest rate on the Line, the Loan and the Term Loan was increased from prime plus two percent to prime plus two and one-half percent, which was 5.75% at June 30, 2009.  As a result, all of the Company’s debt owed to the Bank matures on October 1, 2009.

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, the Company’s Board of Directors has authorized, subject to shareholder approval, the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing its debt to the Bank and general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

In addition to the above referenced Debentures, in June 2009 the Company received subscription agreements from five additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder, for 19 Units for an aggregate purchase price of $475,000.  These subscription agreements have been accepted by the Company subject to shareholder approval at the Company’s annual meeting on August 21, 2009.  The proceeds are held in restricted cash and will be used to reduce the Company’s debt to the Bank after receiving shareholder approval.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company is diligently working to establish a corporate lending relationship with a new financial institution for the Company’s US operations prior to October 1, 2009, the revised maturity date under the Credit Agreement, to refinance outstanding debt with the Bank prior to its revised maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt or sell any material part of the Debentures.  If the Company is unable to refinance the debt due to the Bank prior to its revised maturity or if the Company defaults under the terms of the Credit Agreements prior to its revised maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement which could force the Company into bankruptcy or liquidation.

In addition, the Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At June 30, 2009, TMM’s utilization under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $2,000,000 and TPT’s utilization under the credit facility and term loans with Rabobank totaled $2,939,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, in light of the Company’s liquidity difficulties, there can be no assurances that this debt will not be called for payment prior to the stated maturity date.

Since early 2007, the Company has actively pursued new production methods and new product development.  As a result, the Company introduced new products to the market in 2008 and completed a new powder treatment facility in Malaysia in May 2008.  In addition, the Company has invested in a new powder treatment facility at the US operation which was commissioned in April 2009.  With the new process equipment, the Company will replace natural gas with electricity as the primary energy source at the US operation.  The Company believes that the changes in the manufacturing process in the US and Malaysia, as well as the potential acceptance of its new products in the market, will improve cash flows.  However, the introduction of new products and the sales volume of existing product lines may be negatively impacted by the decline in the global economy.  To offset the possible decline in sales revenue associated with the economy, the Company has implemented numerous cost cutting measures at each of the three operations, including, but not limited to, reductions in staff, salaries, travel and other discretionary expenses.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Long-term Debt

Following is a schedule of our long-term debt.

	(Unaudited)
(In thousands)	June 30,	December 31,
	2009	2008
Term note payable to a U.S. bank, with an interest rate of 5.75% at June 30, 2009, due October 1, 2009, secured by real estate and leasehold improvements of our US operation.	$502	$576
Term note payable to a U.S. bank, with an interest rate of 5.75% at June 30, 2009, due October 1, 2009, secured by property, plant and equipment, inventory and accounts receivable of our US operation.	292	342
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at June 30, 2009, due April 1, 2013, secured by Caterpillar front-end loader.	95	106
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at June 30, 2009, due June 1, 2009, secured by TPT's assets.	-	94
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 7.8% at June 30, 2009, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (391 Euro)	549	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at June 30, 2009, due January 31, 2030, secured by TPT's land and building purchased January 2005. (388 Euro)	545	556
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at June 30, 2009, due July 31, 2015, secured by TPT's assets. (308 Euro)	433	465
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 2.0% at June 30, 2009, due June 30, 2010, secured by TMM's property, plant and equipment.	358	525
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 2.13% at June 30, 2009, due April 1, 2010, secured by TMM's property, plant and equipment.	191	242
Total	2,965	3,466
Less current maturities	1,366	1,590
Total long-term debt and notes payable	$1,599	$1,876
29

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

US Operations

Bank of America Credit Facility and Term Loans

On April 30, 2009, we amended the Credit Agreement with the Bank.  Under the terms of the amendment, subject to our compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.  The Bank also agreed to extend the maturity date on the Line from April 1, 2009 to October 1, 2009.  In addition, the amendment modified the maturity date for the Loan from November 30, 2010 to October 1, 2009 and the Term Loan from May 1, 2012 to October 1, 2009.  As a result, all of our debt owed to the Bank matures on October 1, 2009, provided, if we default on obligations contained in the amendment, the Bank will have the rights and remedies available to it under the Credit Agreement and applicable law.  The interest rate on the Line, the Loan and the Term Loan was increased from prime plus two percent to prime plus two and one-half percent, which was 5.75% at June 30, 2009.  Under the terms of the amendment, the financial covenants are replaced with the following:

  Covenants to be based on the results of the Corpus Christi operation
  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 as of the quarter ending June 30, 2009 (1.2 at June 30, 2009)
  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 0.85 to 1.0 for the quarter ending June 30, 2009 (0.85 at June 30, 2009)

We also agreed that we will use all proceeds in excess of $1 million that we receive after May 1, 2009 from the issuance of any of our capital stock, from capital contributions in respect to our capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.

At June 30, 2009, the outstanding balance on the Line was $1,850,000 and we had $524,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The Line is secured by the accounts receivable and inventory of the US Operation and all outstanding credit on the Line will be due on October 1, 2009.

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, the Company’s Board of Directors has authorized, subject to shareholder approval, the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing its debt to the Bank and general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

In addition to the above referenced Debentures, in June 2009 the Company received subscription agreements from five additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder, for 19 Units for an aggregate purchase price of $475,000.  These subscription agreements have been accepted by the Company subject to shareholder approval at the Company’s annual meeting on August 21, 2009.  The proceeds are held in restricted cash and will be used to reduce the Company’s debt to the Bank after receiving shareholder approval.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.65%), will mature on December 31, 2009 and is secured by TPT’s accounts receivable and inventory.  At June 30, 2009, TPT had utilized Euro 1,006,000 ($1,412,000) of its short-term credit facility.

The loan agreements covering both TPT’s credit facility and term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in the Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the lenders could foreclose on the assets of TPT.

Malaysian Operation

On November 3, 2008, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from October 1, 2008 to October 31, 2009.  In addition, the HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance (“BA”) of RM 500,000; (2) an export line (“ECR”) of RM 5,000,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($142,000, $1,424,000 and $1,424,000, respectively).

TMM renewed its banking facility with RHB Bank Berhad (“RHB”) on October 30, 2008, for the purpose of extending the maturity date of the current facilities from October 31, 2008, to October 31, 2009.  The RHB facility, which TMM is still negotiating, includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($284,000, $2,648,000 and $7,120,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2009, the interest rate was 3.5% and the outstanding balance on their ECR and BA facilities was RM 5,094,000 ($1,451,000).

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents increased $13,000 from December 31, 2008 to June 30, 2009 as compared to a decrease of $167,000 from December 31, 2007 to June 30, 2008.

	(Unaudited)
	Six Months Ended June 30,
(In thousands)	2009	2008
Net cash provided by (used in)
Operating activities	$(670)	$935
Investing activities	(578)	(1,696)
Financing activities	1,544	603
Effect of exchange rate fluctuations	(283)	(9)
Net change in cash and cash equivalents	$13	$(167)

Operating Activities

We used $670,000 in operating activities during the first six months of 2009.  Following are the major changes in working capital affecting cash provided by operating activities for the six month period ended June 30, 2009:

  Accounts Receivable:  Accounts receivable increased $761,000 as compared to an increase of $1,415,000 for the same period in 2008.  The increase in accounts receivable is primarily due to stronger sales in the second quarter 2009 as compared to the fourth quarter 2008.  Accounts receivable increased $676,000 at the Corpus Christi operation and $158,000 at TMM, offset by a decrease at TPT of $73,000.

  Inventories: Inventories decreased $1,191,000 as compared to a decrease of $1,523,000 for the same period in 2008.  Inventories at the Corpus Christi operation decreased $1,272,000 primarily related to a decrease in both finished goods and raw materials and TPT’s decreased $144,000 primarily due to a decrease in finished goods.  TMM’s inventories increased approximately $225,000 primarily due to an increase in raw materials which was partially offset by a decrease in finished goods.
  Other Current Assets:  Other current assets increased $527,000 as compared to an increase of $332,000 for the same period in 2008.  At the Corpus Christi operation, prepaid expenses increased $188,000 primarily due to insurance; at TPT $50,000 related to prepaid insurance and pension expense; and at TMM $289,000 related to prepaid freight related to a shipment of SR to the Corpus Christi operation.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased $1,139,000 as compared to an increase of $1,041,000 for the same period in 2008.  Accounts payable and accrued expenses at the Corpus Christi operation decreased $327,000 and at TMM decreased $982,000.  TPT’s accounts payable and accrued expenses increased approximately $170,000 primarily relating to raw materials.

Investing Activities

We used cash of $578,000 in investing activities during the first six months of 2009 primarily for the purchase of fixed assets as compared to $1,696,000 during the same period in 2008.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $529,000 for equipment related to new process technologies to convert a majority of our production from natural gas to electricity, as compared to $299,000 for the same period in 2008 for capital maintenance.
  Netherlands Operation:  We invested approximately $43,000 at TPT for new equipment, as compared to $31,000 for the same period in 2008.
  Malaysian Operation:  We invested approximately $6,000 at TMM for new equipment, as compared to $1,366,000 for the same period in 2008 for equipment related to new process technologies to convert the energy supply for the production of HITOX from fuel oil to electricity.
32

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Financing Activities

We received $1,544,000 from financing activities during the six month period ended June 30, 2009 as compared to $603,000 for the same period 2008.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit increased $1,100,000 primarily for the purpose of financing our new processing equipment and working capital, as compared to a decrease of $125,000 for the same period in 2008 which was primarily to related a decrease in inventory levels.  Borrowings at TPT decreased approximately $2,000 primarily for the purpose of financing working capital as compared to an increase of $53,000 for the same period in 2008.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowings on the ECR increased $15,000 primarily for the purpose of financing working capital as compared to an increase of $365,000 for the same period in 2008.
  Capital Leases:  Capital leases decreased approximately $43,000 related to lease payments at both the Corpus Christi operation and at TPT.  During the same period in 2008, capital leases decreased approximately $17,000 as a result of the acquisition of equipment at the Corpus Christi operation which provided approximately $26,000 offset by a reduction in capital leases, primarily at TPT, of approximately $43,000.
  Long-term Debt – Financial Institutions:  Long-term debt decreased approximately $496,000 compared to an increase of approximately $345,000 during the same period in 2008.  At the Corpus Christi operation, long-term debt decreased $134,000; at TPT $157,000 and at TMM $205,000.
  6% Convertible Subordinated Debentures:  We received subscription agreements for 59 Units ($1,475,000) of our six percent convertible subordinated debentures with warrants during the second quarter 2009.  The proceeds from the first 40 Units ($1 million) were used to reduce inter-company debt between the US operation and TMM related to the purchase of inventory.  We have tentatively accepted the subscriptions for an additional 19 Units ($475,000) subject to shareholder approval.  The proceeds from these 19 Units are held in restricted cash and will be used to reduce our debt to Bank of America after receiving shareholder approval in August 2009.
  Proceeds from Issuance of Common Stock:  For the six month period ended June 30, 2009, we did not receive proceeds from the issuance of common stock.  This compares to $12,000 received from the exercise of employee stock options for the same period in 2008.
  Preferred Stock Dividends:  We paid dividends of $30,000 on our Series A convertible preferred stock for both of the six month periods ended June 30, 2009 and 2008.
33

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

Changes in Internal Controls

During the period covered by this report, there were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

34

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

As discussed in the our Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, we entered into subscription agreements on May 4, 2009, pursuant to which we sold Units (the “Units”) to certain related parties, each Unit consisting of an aggregate principal amount of $25,000 of its six-percent (6%) Convertible Subordinated Debentures due May 4, 2016, which is incorporated herein by reference.  Debentures comprising a Unit are convertible into 47,170 shares of our common stock, subject to adjustments for certain events, at an initial conversion price of $0.53 per share.  In addition, we also issued to each subscriber of a Unit Warrants to purchase 47,170 shares of common stock.  The Warrants may be exercised in whole or in part at any time or from time to time only after we obtain shareholder approval for the issuance of shares upon exercise of the Warrants and on or before the seven year anniversary of the date hereof, unless otherwise extended.  If such shareholder approval is not obtained, the Warrants shall remain non-exercisable.  The initial exercise price of the Warrants is $0.53.

In addition to the above referenced Debentures, in June 2009 we received subscription agreements from five additional accredited investors for 19 Units for an aggregate purchase price of $475,000.  Thomas Pauken, our director and a 2% shareholder, purchased one (1) Unit; and Mark Graber, an 11.7% shareholder, purchased 16 Units.  We have accepted these subscription agreements subject to shareholder approval at our annual meeting on August 21, 2009.  The proceeds are held in restricted cash and will be used to reduce our debt to the Bank after receiving shareholder approval.

No underwriters were involved in the foregoing offers and sales of securities.  These offers and sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), set forth in Section 4(2) under the Securities Act.  The offers and sales were made only to :accredited investors” as such term is defined in Regulation D under the Securities Act with whom we had previous relationships and we did not partake in any general solicitation or advertisement.  All of the foregoing securities sold in the private placement are deemed restricted securities for purposes of the Security Act.

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

35

Part II  -  Other Information

Item 5.	Other Information

Amended By-Laws

Stockholder’s Meetings.  On April 6, 2009, the Board of Directors amended Section 1 of Article I of TOR’s By-Laws to change the date of the annual stockholder’s meeting.  The By-Laws previously provided than an annual meeting of stockholders shall be held on a day in May of each year.  The amendment provides for the annual meeting of the stockholders may be held on any date and at any time set by the Board of Directors.

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 10.1	By-Laws, Amended April 6, 2009
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 10, 2009	OLAF KARASCH Olaf Karasch President and CEO

Date:	August 10, 2009	BARBARA RUSSELL Barbara Russell Acting CFO

36