Form 10-Q/A
period 2009-06-30
TOR MINERALS INTERNATIONAL INC
filed 2009-08-14
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q/A ____________________________
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

1

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 10, 2009 (the "Original Filing").  We are filing this amendment to correct the "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our "Netherlands Operation".  The amendment deletes the following sentence, "Our increased sales efforts in Europe have resulted in an increase in our customer base, as well as our sales volume." which was included in error.  The error had no impact on net loss, loss per share, or any other information set forth in the Original Filing.  In addition, we are including currently dated certifications as Exhibits 31 and 32.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 14, 2009	OLAF KARASCH Olaf Karasch President and CEO

Date:	August 14, 2009	BARBARA RUSSELL Barbara Russell Acting CFO

36