Form 10-K/A
period 2008-12-31
TOR MINERALS INTERNATIONAL INC
filed 2009-09-15
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

TOR Minerals International, Inc. (the "Registrant") is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2008 (the "Form 10-K"), solely to reflect the conformed signature in the Report of Independent Registered Public Accounting Firm.  This amendment should be read in conjunction with the original Form 10-K, which continues to speak as of the date that the original Form 10-K was filed.  Except as specifically noted above, this amendment does not modify or update any disclosures in the original Form 10-K.  Accordingly, this amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update any disclosures that may have been affected by subsequent events.

PART IV

Item 15.	Exhibits
(a) The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Exhibit No.	Description

2.1(2)	Purchase and Sale agreement effective March 1, 2000 between TOR Minerals International, Inc. and Megamin Ventures Sdn. Bhd.
2.2(5)	Asset purchase agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.3(5)	Closing agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group
2.4(5)	Non-Compete agreement effective May 16, 2001 between TOR Minerals International, Inc. and the Royal Begemann Group

3.1(14)	Certificate of Incorporation of the Company as amended through December 31, 2004
3.2(14)	By-laws of the Company, as amended through December 31, 2004

4.1(1)	Form of Common Stock Certificate
4.2(5)	Form of Convertible Subordinated Debenture of the Company and Renaissance US Growth and Income Trust, PLC, dated April 5, 2001, in the amount of $360,000

10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(3) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(4)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(6)	Security and Loan Agreement with Paulson Ranch, dated April 5, 2001
10.7(7)	Subordination Agreement between the Company, Paulson Ranch, Ltd., and Bank of America, dated May 1, 2002
10.8(8)	Security and Loan Agreement with Paulson Ranch dated December 12, 2003
10.9(8)	Security and Loan Agreement with D & C H Trust dated December 12, 2003
10.10(8)	Security and Loan Agreement with Douglas MacDonald Hartman Family Irrevocable Family Trust dated December 12, 2003
10.11(9)	Form of Common Stock Purchase Agreement, dated January 16, 2004
10.12(9)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.13(11)	Master Lease Agreement with Bank of America Leasing & Capital, LLC ("BALC"), dated August 9, 2004
10.14(11) *	Schedule No. 1 to Master Lease Agreement with BALC, dated September 27, 2004
10.15(12)	Schedule No. 2 to Master Lease Agreement with BALC, dated December 21, 2004
10.16(14)	Loan Agreement with Bank of America, N.A., dated December 21, 2004
10.17(14)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.18(14)	Loan Agreement with RHB Bank, dated November 23, 2004

10.19(14) *	2004 Sale and Purchase Agreement with Engelhard Corporation, dated February 2, 2004
10.20(14) *	2005 Sale and Purchase Agreement with Engelhard Corporation, dated December 20, 2004
10.21 (13)	Sales Agreement with Tronox Incorporated (formerly a division of the Kerr-McGee Chemical, LLC), dated March 28, 2003, and effective April 1, 2003
10.22(14) **	Form of Incentive Stock Option Agreement for Officers A
10.23(14) **	Form of Incentive Stock Option Agreement for Officers B
10.24(14) **	Form of Nonqualified Option Agreement for Directors
10.25(14)	Allonge and Amendment to Promissory Note with Paulson Ranch, Ltd., dated February 1, 2005
10.26(14)	First Amendment to Security Agreement with Paulson Ranch, Ltd., dated February 1, 2005
10.27	Loan Agreement with Rabobank, dated March 1, 2004
10.28(15)	Loan Agreement with Rabobank, dated July 6, 2004
10.29(16)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.30(17)	Schedule No. 3 to Master Lease Agreement with BALC, dated July 8, 2005
10.31(18)	Loan Agreement with Rabobank, dated July 19, 2005
10.32(19)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.33(20)	First Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated December 13, 2005
10.34(20)	Real Estate Term Loan with Bank of America, N.A., dated December 13, 2005
10.35(20)	Assignment of Leases and Rents (Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.36(20)	Assignment of Leases and Rents (Leasehold Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.37(20)	Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.38(20)	Leasehold Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.39(21)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.40(21)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.41	Allonge and Second Amendment to Promissory Note with Paulson Ranch, Ltd., dated February 1, 2006
10.42(23)	Schedule No. 4 to Master Lease Agreement with BALC, dated July 17, 2006
10.43(24)	Second Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated November 29, 2006
10.44(25)	Schedule No. 5 to Master Lease Agreement with BALC, dated December 29, 2006
10.45(26)	Third Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated February 28, 2007
10.46(27)	Loan Agreement with Rabobank, dated March 20, 2007
10.47	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TPT) dated May 11, 2001
10.48(28)	Fourth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated May 7, 2007
10.49(29)	Fifth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated March 19, 2008
10.50(30)	Waiver and Sixth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated August 14, 2008
10.51(31)	Form of Subscription Agreement with respect to the Company's September - October 2008 Private Placement
10.52(31)	Form of Warrant with respect to the Company's September - October 2008 Private Placement
10.53(32)	Waiver and Seventh Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated November 13, 2008

14.1	Code of Ethics

16.1(10)	Letter dated July 15, 2004 from Ernst & Young LLP to the Securities and Exchange Commission
16.2(22)	Letter dated July 14, 2006 from UHY Mann Frankfort Stein & Lipp CPAs, LLP to the Securities and Exchange Commission
21****	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV

23.1****	Consent of UHY LLP

31.1***	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company's March 1, 2000 Form 8-K
(3)	Incorporated by reference to the exhibit filed with the Company's May 25, 2000 Form S-8
(4)	Incorporated by reference to the exhibit filed with the Company's December 31, 2000 Form 10-K
(5)	Incorporated by reference to the exhibit filed with the Company's May 16, 2001 Form 8-K
(6)	Incorporated by reference to the exhibit filed with the Company's June 30, 2001 Form 10-QSB
(7)	Incorporated by reference to the exhibit filed with the Company's March 31, 2002 Form 10-QSB
(8)	Incorporated by reference to the exhibit filed with the Company's December 12, 2003 Form 8-K
(9)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(10)	Incorporated by reference to the exhibit filed with the Company's July 14, 2004 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company's October 5, 2004 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company's December 22, 2004 Form 8-K
(13)	Incorporated by reference to exhibit 10.2 filed with the Company's Registration Statement on Form S-3/A (No. 333-114483) filed August 16, 2004
(14)	Incorporated by reference to the exhibit filed with the Company's December 31, 2004 Form 10-K
(15)	Incorporated by reference to the exhibit filed with the Company's January 3, 2005 Form 8-K
(16)	Incorporated by reference to the exhibit filed with the Company's June 27, 2005 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company's July 8, 2005 Form 8-K
(18)	Incorporated by reference to the exhibit filed with the Company's July 19, 2005 Form 8-K
(19)	Incorporated by reference to the exhibit filed with the Company's September 14, 2005 Form 8-K
(20)	Incorporated by reference to the exhibit filed with the Company's December 13, 2005 Form 8-K
(21)	Incorporated by reference to the exhibit filed with the Company's December 22, 2005 Form 8-K
(22)	Incorporated by reference to the exhibit filed with the Company's June 14, 2006 Form 8-K
(23)	Incorporated by reference to the exhibit filed with the Company's July 17, 2006 Form 8-K
(24)	Incorporated by reference to the exhibit filed with the Company's November 29, 2006 Form 8-K
(25)	Incorporated by reference to the exhibit filed with the Company's December 29, 2006 Form 8-K
(26)	Incorporated by reference to the exhibit filed with the Company's February 28, 2007 Form 8-K
(27)	Incorporated by reference to the exhibit filed with the Company's March 20, 2007 Form 8-K
(28)	Incorporated by reference to the exhibit filed with the Company's May 7, 2007 Form 8-K
(29)	Incorporated by reference to the exhibit filed with the Company's March 19, 2008 Form 8-K
(30)	Incorporated by reference to the exhibit filed with the Company's June 30, 2008 Form 10-Q
(31)	Incorporated by reference to the exhibit filed with the Company's September 15, 2008 Form 8-K
(32)	Incorporated by reference to the exhibit filed with the Company's September 30, 2008 Form 10-Q

*	Confidential treatment has been granted for certain portions of the exhibit
**	Constitutes a compensation plan or agreement under which executive officers may participate
***	Filed herewith
****	Previously Filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: September 15, 2009	By:	OLAF KARASCH Olaf Karasch, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer	September 15, 2009

BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	September 15, 2009

BARBARA RUSSELL (Barbara Russell)	Acting Chief Financial Officer (Principal Accounting Officer)	September 15, 2009

DAVID HARTMAN (David Hartman)	Director	September 15, 2009

DOUG HARTMAN (Doug Hartman)	Director	September 15, 2009

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	September 15, 2009

STEVEN PAULSON (Steven Paulson)	Director	September 15, 2009

CHIN YONG TAN (Chin Yong Tan)	Director	September 15, 2009

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

/s/ UHY LLP

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