Form 10-Q/A
period 2009-03-31
TOR MINERALS INTERNATIONAL INC
filed 2009-09-15
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q/A (Amendment No. 1) ____________________________
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

                                                                                                                1

EXPLANATORY NOTE

TOR Minerals International, Inc. is filing this amendment to its Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2009 (the "Form 10-Q"), solely to conform Exhibits 31.1 and 31.2 to exact wording required by Item 601(b)(31) of Regulation S-K.  This amendment should be read in conjunction with the original Form 10-Q, which continues to speak as of the date that the original Form 10-Q was filed.  Except as specifically noted above, this amendment does not modify or update any disclosures in the original Form 10-Q.  Accordingly, this amendment does not reflect events occurring after the filing of the original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	September 15, 2009	OLAF KARASCH Olaf Karasch President and CEO

Date:	September 15, 2009	BARBARA RUSSELL Barbara Russell Acting CFO

                                                                                                                3