Form 10-Q/A
period 2009-06-30
TOR MINERALS INTERNATIONAL INC
filed 2009-09-15
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q/A (Amendment No. 2) ____________________________
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

1

EXPLANATORY NOTE

TOR Minerals International, Inc. (the "Registrant") is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the "Form 10-Q"), solely to conform Exhibits 31.1 and 31.2 to the exact wording required by Item 601(b)(31) of Regulation S-K.  This amendment should be read in conjunction with the original Form 10-Q, which continues to speak as of the date that the original Form 10-Q was filed.  Except as specifically noted above, this amendment does not modify or update any disclosures in the original Form 10-Q.  Accordingly, this amendment does not reflect events occurring after the filing of the original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events.

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 10.1*	By-Laws, Amended April 6, 2009
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Previously Filed
Signatures:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	September 15, 2009	OLAF KARASCH Olaf Karasch President and CEO

Date:	September 15, 2009	BARBARA RUSSELL Barbara Russell Acting CFO

3