Form 10-Q
period 2009-09-30
TOR MINERALS INTERNATIONAL INC
filed 2009-11-13
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009 OR
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

Large accelerated filer *	Accelerated filer *	Non-accelerated filer *	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes *			No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value			Shares Outstanding as of November 13, 2009 9,453,492

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

2

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET SALES	$6,441	$7,503	$17,798	$21,165
Cost of sales	5,492	6,527	15,170	18,525
GROSS MARGIN	949	976	2,628	2,640
Technical services and research and development	54	62	146	189
Selling, general and administrative expenses	687	1,058	2,423	3,287
Gain on disposal of assets	-	-	-	(2)
OPERATING INCOME (LOSS)	208	(144)	59	(834)
OTHER INCOME (EXPENSE):
Interest income	-	-	2	1
Interest expense	(159)	(134)	(407)	(409)
Gain (loss) on foreign currency exchange rate	(5)	(4)	37	(5)
Other, net	-	1	4	11
INCOME (LOSS) BEFORE INCOME TAX	44	(281)	(305)	(1,236)
Income tax expense (benefit)	61	89	(11)	61
NET LOSS	$(17)	$(370)	$(294)	$(1,297)
Less: Preferred Stock Dividends	15	15	45	45
Loss Available to Common Shareholders	$(32)	$(385)	$(339)	$(1,342)

Loss per common share:
Basic	$(0.00)	$(0.05)	$(0.04)	$(0.17)
Diluted	$(0.00)	$(0.05)	$(0.04)	$(0.17)
Weighted average common shares outstanding:
Basic	9,453	7,878	9,453	7,876
Diluted	9,453	7,878	9,453	7,876
See accompanying notes.
3

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET LOSS	$(17)	$(370)	$(294)	$(1,297)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Net gain on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain reclassified to income	-	-	-	1
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	362	(1,509)	162	(704)
Other comprehensive income (loss), net of tax	362	(1,509)	162	(703)
COMPREHENSIVE INCOME (LOSS)	$345	$(1,879)	$(132)	$(2,000)

See accompanying notes.
4

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except per share amounts)
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$893	$191
Trade accounts receivable, net	3,021	2,310
Inventories, net	9,815	11,839
Other current assets	794	444
TOTAL CURRENT ASSETS	14,523	14,784
PROPERTY, PLANT AND EQUIPMENT, net	19,237	19,515
OTHER ASSETS	58	38
Total Assets	$33,818	$34,337

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,268	$2,268
Accrued expenses	1,227	1,611
Notes payable under lines of credit	3,149	2,156
Export credit refinancing facility	1,023	1,458
Current deferred tax liability	60	56
Current maturities - capital leases	158	86
Current maturities of long-term debt – financial institutions	858	1,590
Total current liabilities	7,743	9,225
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	74	141
Long-term debt – financial institutions	1,499	1,876
Long-term debt – convertible debentures, net	1,105	-
Deferred tax liability	559	580
Total liabilities	10,980	11,822
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 9/30/09 and 12/31/08	2	2
Common stock $.25 par value: authorized, 30,000 shares; 9,453 shares issued and outstanding at 9/30/09 and at 12/31/08, respectively	2,363	2,363
Additional paid-in capital	25,025	24,525
Accumulated deficit	(7,950)	(7,611)
Accumulated other comprehensive income:
Cumulative translation adjustment	3,398	3,236
Total shareholders' equity	22,838	22,515
Total Liabilities and Shareholders' Equity	$33,818	$34,337
See accompanying notes.
5

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(294)	$(1,297)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,340	1,483
Stock-based compensation expense	78	119
Warrant interest expense	27
Gain on sale/disposal of property, plant and equipment	-	(2)
Deferred income taxes	(17)	51
Provision for bad debt	(61)	51
Changes in working capital:
Receivables	(384)	(1,240)
Inventories	2,056	1,223
Other current assets	(324)	(189)
Accounts payable and accrued expenses	(1,436)	1,592
Net cash provided by operating activities	985	3,891
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(807)	(1,740)
Proceeds from sales of property, plant and equipment	-	3
Net cash used in investing activities	(807)	(1,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds / (payments) from lines of credit	926	(2,903)
Net proceeds from export credit refinancing facility	(432)	759
Net payments on capital leases	(4)	(34)
Proceeds from long-term bank debt	-	2,049
Payments on long-term bank debt	(1,208)	(1,809)
Proceeds from convertible debentures	1,500	-
Proceeds from the issuance of common stock through exercise of common stock options	-	12
Preferred stock dividends paid	(45)	(45)
Net cash provided by (used in) financing activities	737	(1,971)
Effect of exchange rate fluctuations on cash and cash equivalents	(213)	(116)
Net change in cash and cash equivalents	702	67
Cash and cash equivalents at beginning of period	191	376
Cash and cash equivalents at end of period	$893	$443

Supplemental cash flow disclosures:
Interest paid	$377	$409
Taxes paid	$8	$7
See accompanying notes.
6

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Going Concern

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3, the Company has significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of the operating losses incurred throughout 2008 and the first quarter of 2009, the Company was not in compliance with these ratio covenants under our US Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”) as of December 31, 2008 and March 31, 2009, and the Company received notice from the Bank on March 5, 2009 of the Bank’s decision to terminate the Credit Agreement and require us to pay off all outstanding debt due to the Bank on April 1, 2009.

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009 the Company and the Bank amended the Credit Agreement.  Under the terms of the amendment, the Bank revised the stated maturity date to October 1, 2009 and, subject to the Company’s compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2009, the Bank extended the maturity date on our Line of Credit (the “Line”) and our term loan (the “Term Loan”) from October 1, 2009 to February 15, 2010.  As a result, all of the Company’s debt owed to the Bank matures on February 15, 2010.

In addition, the most recent amendment reduced the amount available for borrowing under the Line from $2,500,000 to $2,225,000 and increased the interest rate on the Line and Term Loan from prime plus two and one-half percent to prime plus three percent, which was 5.75% at September 30, 2009.

At September 30, 2009, the Credit Agreement consists of the following:

  The Line secured by the accounts receivable and inventory of the Company’s US operation of which $1,850,000 was outstanding; and

  The Term Loan, secured by the property, plant, equipment, accounts receivable and inventory of the Company’s US operation, in the amount of $266,667.

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, the Company’s Board of Directors authorized the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

As reported in the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  Under the terms of the Credit Agreement, the Company has agreed to use all proceeds in excess of $1 million that it receives after May 1, 2009 from the issuance of any of its capital stock, from capital contributions in respect to its capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.  As a result, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company is working diligently to establish a corporate lending relationship with a new financial institution for the Company’s US operations prior to February 15, 2010, the revised maturity date under the Credit Agreement, to refinance outstanding debt with the Bank prior to its revised maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt or sell any additional Debentures sufficient to repay the debt due to the Bank.  If the Company is unable to refinance the debt due to the Bank prior to its revised maturity or if the Company defaults under the terms of the Credit Agreement prior to its revised maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement which could force the Company into bankruptcy or liquidation.

The Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At September 30, 2009, TMM’s borrowings under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $1,464,000 and TPT’s borrowings under the credit facility and term loans with Rabobank totaled $2,858,000.  TMM’s credit facilities with both HSBC and RHB matured on October 31, 2009 and TPT’s credit facility with Rabobank matures on December 31, 2009.  We are currently working with these lenders to secure an amendment to extend the maturity date.  If these lenders are unwilling to extend the maturity dates of these facilities, neither TMM nor TPT have sufficient liquidity to pay off this indebtedness.

Additionally, the credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, in light of the Company’s liquidity difficulties, there can be no assurances that this debt will not be called for payment prior to the stated maturity date or that the stated maturity date will be extended when this debt becomes due.

Since early 2007, the Company has actively pursued new production methods and new product development.  As a result, the Company introduced new products to the market in 2008 and completed a new powder treatment facility in Malaysia in May 2008.  In addition, the Company has invested in a new powder treatment facility at the US operation which was commissioned in April 2009.  With the new process equipment, the Company replaced natural gas with electricity as the primary energy source at the US operation.  The Company believes that the changes in the manufacturing process in the US and Malaysia, as well as the potential acceptance of its new products in the market, will improve cash flows.  However, the introduction of new products and the sales volume of existing product lines may be negatively impacted by the decline in the global economy.  To offset the possible decline in sales revenue associated with the economy, the Company has implemented numerous cost cutting measures at each of the three operations, including, but not limited to, reductions in staff, salaries, travel and other discretionary expenses.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, in our Annual Report on Form 10-K filed with the SEC on March 31, 2009.  Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results for the year ending December 31, 2009.

Income Taxes

We record income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of a foreign deferred tax expense of approximately $61,000 for the three month period ended September 30, 2009, compared to a foreign deferred tax expense of approximately $86,000 and state income tax expense of $3,000 for the corresponding three month period in 2008.  For the nine month periods ended September 30, 2009 and 2008, we recorded a foreign deferred tax benefit of approximately $13,000 and an expense of $53,000, respectively, and state income tax expense of $2,000 and $8,000, respectively.  Taxes are based on an estimated annualized consolidated effective rate of 3.6%

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2006 through December 31, 2008.  Our state returns, which are filed in Texas, Ohio and Michigan, are subject to examination for the tax years ended December 31, 2005 through December 31, 2008.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ended December 31, 2004 through December 31, 2008.

As of January 1, 2009, we did not have any unrecognized tax benefits and there was no change during the nine month period ended September 30, 2009.

Subsequent Events

We evaluated all activity of TOR through November 13, 2009, the issue date of the condensed consolidated financial statements, and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Recently Adopted Accounting Standards

On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (the “FASB”) to the authoritative hierarchy of GAAP.  These changes established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the condensed consolidated financial statements.

Fair Value Accounting.  On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments.  These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statements of financial position, the related carrying amount of these financial instruments and the method(s) and significant assumptions used to estimate the fair value.  Other than the required disclosure (see Note 5, Fair Value Measurements), the adoption of these changes had no impact on the condensed consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to fair value accounting.  These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly.  This guidance is necessary to maintain the overall objective for fair value measurements, which is that fair value, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  The adoption of these changes had no impact on the condensed consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments.  These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The adoption of these changes had no impact on the condensed consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements.  This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions.  The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the condensed consolidated financial statements.  These provisions will be applied at such time a fair value measurement of nonfinancial assets or nonfinancial liabilities is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Business Combinations and Consolidation Accounting.  Effective January 1, 2009, we adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations.  These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (1) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (2) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination initially at fair value; (3) subsequent measurements of assets and liabilities arising from contingencies be based on systematic and rational method depending on the nature and contingent consideration arrangements be measured subsequently; and (4) disclosures of amounts and measurements basis of such assets and liabilities and the nature of the contingencies.  The impact of these changes on our condensed consolidated financial statements is dependent upon acquisitions entered into by the Company after January 1, 2009.

On January 1, 2009, we adopted changes issued by the FASB to consolidation accounting and reporting.  These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  These changes require, among other items, that a noncontrolling interest be included in the consolidated statements of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s share and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  The impact of these changes on our condensed consolidated financial statements is dependent upon acquisitions entered into by the Company after January 1, 2009.

On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations.  While retaining the fundamental requirements of accounting for business combinations, as noted above, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control instead of the date that the consideration is transferred.  These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at the acquisition date fair values.  Additionally, these changes require acquisition related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price.  The impact of these changes on our condensed consolidated financial statements is dependent upon acquisitions entered into by the Company after January 1, 2009.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other.  On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued, otherwise known as “subsequent events”.  Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its condensed consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of these changes had no impact on the condensed consolidated financial statements as management already followed a similar approach prior to the adoption of this new guidance.

On January 1, 2009, we adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities.  These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Other than the required disclosures (see Note 11, Derivatives and Other Financial Instruments), the adoption of these changes had no impact on the condensed consolidated financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued changes to fair value accounting for liabilities.  These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principals of fair value measurements, such as an income approach (e.g., present value technique).  This guidance also states that both a quoted price in a active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  These changes become effective for TOR on October 1, 2009.  Management has determined that the adoption of these changes will not have an impact on the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 3.	Long-Term Debt

A summary of long-term debt follows:

	(Unaudited)
(In thousands)	September 30,	December 31,
	2009	2008
Term note payable to a U.S. bank, secured by real estate and leasehold improvements of our US operation, was prepaid on August 25, 2009.	$-	$576
Term note payable to a U.S. bank, with an interest rate of 5.75% at September 30, 2009, due February 15, 2010, secured by property, plant and equipment, inventory and accounts receivable of our US operation.	267	342
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2009, due April 1, 2013, secured by Caterpillar front-end loader.	89	106
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at September 30, 2009, due June 1, 2009, secured by TPT's assets.	-	94
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 7.8% at September 30, 2009, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (386 Euro)	565	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at September 30, 2009, due January 31, 2030, secured by TPT's land and building purchased January 2005. (384 Euro)	562	556
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at September 30, 2009, due July 31, 2015, secured by TPT's assets. (296 Euro)	433	465
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.69% at September 30, 2009, due June 30, 2010, secured by TMM's property, plant and equipment.	275	525
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.69% at September 30, 2009, due April 1, 2010, secured by TMM's property, plant and equipment.	166	242
Total	2,357	3,466
Less current maturities	858	1,590
Total long-term debt and notes payable	$1,499	$1,876
13

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

US Bank Credit Facility, Term Loans and Convertible Debentures

Bank of America Credit Facility and Term Loans

On April 30, 2009, we and the Bank amended the Credit Agreement.  Under the terms of the amendment, subject to our compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.

Under the terms of the April 30, 2009 amendment, the financial covenants were replaced with the following:

  Covenants to be based solely on the results of the US operation
  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 as of the quarter ending September 30, 2009 (1.38 to 1.0 at September 30, 2009)
  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 0.85 to 1.0 for the quarter ending September 30, 2009 (1.56 to 1.0 at September 30, 2009)

We also agreed that we will use all proceeds in excess of $1 million that we receive after May 1, 2009 from the issuance of any of our capital stock, from capital contributions in respect to our capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.  As a result, the Company applied $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

On September 28, 2009 we amended the Credit Agreement with the Bank to extend the maturity date on the Line and Term Loan from October 1, 2009 to February 15, 2010.  As a result, all of our debt owed to the Bank matures on February 15, 2010, provided, if we default on obligations contained in the amendment, the Bank will have the rights and remedies available to it under the Credit Agreement and applicable law.  The interest rate on the Line and the Term Loan was increased from prime plus two and one-half percent to prime plus three percent, which was 5.75% at September 30, 2009.  In addition, the Line was reduced from $2,500,000 to $2,250,000.

At September 30, 2009, the outstanding balance on the Line was $1,850,000 and we had $35,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The Line is secured by the accounts receivable and inventory of the US Operation and all outstanding credit on the Line will be due on February 15, 2010.

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, the Company’s Board of Directors authorized the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

As reported in the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures from six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  Under the terms of the Credit Agreement, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.65%), will mature on December 31, 2009 and is secured by TPT’s accounts receivable and inventory.  At September 30, 2009, TPT had utilized Euro 888,000 ($1,299,000) of its short-term credit facility.  We are currently working with Rabobank to obtain an extension to the maturity date on the short-term credit facility from December 31, 2009 to December 31, 2010.

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

Malaysian Bank Credit Facility and Term Loan

On November 3, 2008, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from October 1, 2008 to October 31, 2009.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance (“BA”) of RM 500,000; (2) an export line (“ECR”) of RM 5,000,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($144,000, $1,444,000 and $1,444,000, respectively).

TMM renewed its banking facility with RHB Bank Berhad (“RHB”) on October 30, 2008, for the purpose of extending the maturity date of the current facilities from October 31, 2008, to October 31, 2009.  The RHB facility, which TMM is still negotiating, includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($289,000, $2,670,000 and $7,223,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2009, the interest rate was 3.3% and the outstanding balance on their ECR and BA facilities was RM 3,540,000 ($1,023,000).

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

TMM's borrowing under the HSBC and the RHB facilities came due on the October 31, 2009 maturity date.  The Company did not repay the amounts due under the HSBC or RHB facilities at the October 31, 2009 maturity date.  TMM is currently negotiating with both HSBC and RHB to extend the maturity date of both bank facilities.  TMM has not reached an agreement with either lender, and there can be no assurances that TMM will successfully extend or renew these facilities.  If these lenders are unwilling to extend the maturity dates of these facilities, TMM will not have the cash resources or access to alternative financing to pay off this indebtedness, and in such casae, these lenders could foreclose upon their liens on TMM's property, plant and equipment, resulting in the possible bankruptcy or liquidation of TMM.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4.	Series A Convertible Preferred Stock Dividend

On September 7, 2009, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended September 30, 2009, payable on October 1, 2009, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on September 7, 2009.

Note 5.	Fair Value Measurements

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of fair value hierarchy as of September 30, 2009.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at September 30, 2009.

	September 30, 2009
(In thousands)	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset for foreign currency derivative financial instruments (including forward contracts)	$22	$-	$22	$-

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

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,357	$2,238	$3,466	$3,143
Long-term debt – convertible debentures	1,500	1,500	-	-
	$3,857	$3,738	$3,466	$3,143

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair value due to the short term nature of these instruments, Accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Capital Lease

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at September 30, 2009 was approximately Euro 122,000 ($178,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($7,666).  The net present value of the lease at September 30, 2009 was Euro 99,000 ($145,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2009 was approximately $9,000.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease term is 36 months with equal monthly installments of $367.  The net present value of the lease at September 30, 2009 was $5,000.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2009 was approximately $6,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at September 30, 2009 was $19,000.

On September 24, 2009, the Company entered into a financial lease agreement with Sympatec for a particle analyzer.  The cost of the equipment under the capital lease, in the amount of $68,722, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2009 was not significant.  The capital lease is in the amount of $74,220 including interest of $5,498 (implicit interest rate 14.45%).  The lease term is 12 months with equal monthly installments of $6,185.  The net present value of the lease at September 30, 2009 was $63,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 7.	Calculation of Basic and Diluted Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net Loss	$(17)	$(370)	$(294)	$(1,297)
Preferred Stock Dividends	(15)	(15)	(45)	(45)
Numerator for diluted loss per share - loss available to common shareholders after assumed conversions	$(32)	$(385)	$(339)	$(1,342)
Denominator:
Denominator for basic loss per share - weighted-average shares	9,453	7,878	9,453	7,876
Effect of dilutive securities:
Employee stock options	-	-	-	-
Detachable warrants	-	-	-	-
Convertible Preferred Shares	-	-	-	-
Dilutive potential common shares	-	-	-	-
Denominator for diluted loss per share - weighted-average shares and assumed conversions	9,453	7,878	9,453	7,876

Basic loss per common share	$(0.00)	$(0.05)	$(0.04)	$(0.17)

Diluted loss per common share	$(0.00)	$(0.05)	$(0.04)	$(0.17)

Excluded from the computation of diluted earnings per share were a total of 337,000 and 168,000 common shares related to the 200,000 convertible preferred shares at September 30, 2009 and 2008, respectively.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Stock options excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2009 and 2008, were 876,100 and 754,600, respectively.  These options were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

For the three and nine month period ended September 30, 2009, a total of 2,830,200 shares of common stock convertible under the debentures and 4,405,200 shares of common stock exercisable under the warrants were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
September 30, 2009
Net Sales:
Customer sales	$4,243	$1,577	$621	$-	$6,441
Intercompany sales	6	290	909	(1,205)	-
Total Net Sales	$4,249	$1,867	$1,530	$(1,205)	$6,441

Location profit (loss)	$(17)	$51	$21	$(72)	$(17)

September 30, 2008
Net Sales:
Customer sales	$4,567	$1,714	$1,222	$-	$7,503
Intercompany sales	-	431	2,403	(2,834)	-
Total Net Sales	$4,567	$2,145	$3,625	$(2,834)	$7,503

Location profit (loss)	$(395)	$(112)	$347	$(210)	$(370)
As of and for the nine months ended:
September 30, 2009
Net Sales:
Customer sales	$12,049	$4,194	$1,555	$-	$17,798
Intercompany sales	6	1,633	2,333	(3,972)	-
Total Net Sales	$12,055	$5,827	$3,888	$(3,972)	$17,798

Location profit (loss)	$(159)	$(128)	$(66)	$59	$(294)

Location assets	$11,935	$8,338	$13,545	$-	$33,818

September 30, 2008
Net Sales:
Customer sales	$12,565	$5,783	$2,817	$-	$21,165
Intercompany sales	69	785	4,386	(5,240)	-
Total Net Sales	$12,634	$6,568	$7,203	$(5,240)	$21,165

Location profit (loss)	$(1,230)	$87	$104	$(258)	$(1,297)

Location assets	$12,750	$10,977	$14,659	$-	$38,386
19

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

For the three month periods ended September 30, 2009 and 2008, the Company recorded an expense of $28,000 and $30,000, respectively, in stock-based employee compensation expense and for the nine month periods ended September 30, 2009 and 2008, $78,000 and $119,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company granted 137,500 and 65,000 options during the nine month periods ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, there was $190,000 of option compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.18 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 10.	Inventories

The following table reflects the Company’s inventory at September 30, 2009 and December 31, 2008.

(In thousands)	September 30,	December 31,
	2009	2008
Raw materials	$4,706	$5,208
Work in progress	1,265	1,327
Finished goods	3,280	4,828
Supplies	699	700
Total Inventories	9,950	12,063
Inventory reserve	(135)	(224)
Net Inventories	$9,815	$11,839
20

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

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		September 30,	December 31,
Derivative Instrument	Location	2009	2008
Foreign Currency Exchange Contracts	Other Current Assets	$22	$-
		$22	$-

Liability Derivatives
		September 30,	December 31,
Derivative Instrument	Location	2009	2008
Natural Gas Swap Contract	Accrued Expenses	$-	$26
Foreign Currency Exchange Contracts	Accrued Expenses	-	1
		$-	$27
21

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and nine month periods ended September 30, 2009 and 2008:

(In thousands) Derivative Instrument	Location of Gain (Loss) on Derivative Instrument	Amount of Gain (Loss) Recognized in Operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2009	2008	2009	2008
Natural Gas Swap Contract	Cost of Sales	$-	$-	$(27)	$-
Foreign Currency Exchange Contracts	Other Income (Expense)	22	(68)	31	(102)
		$22	$(68)	$4	$(102)
22

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics, catalysts and solid surface applications.  We have operations in the US, Asia and Europe.

Our US Operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, HALTEX and TIOPREM.  The facility is also the Global Headquarters for the Company.  The Asian Operation, located in Ipoh, Malaysia, manufactures synthetic rutile (SR) and HITOX and our European Operation, located in Hattem, Netherlands, manufactures Alumina based products.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the US Dollar.

Our business is closely correlated with the construction industry and its demand for materials that use pigments, such as paints and plastics.  This has generally led to higher sales in our second and third quarters due to increases in construction and maintenance during warmer weather.  Also, pigment consumption is closely correlated with general economic conditions.  When the economy is in an expansionary state, there is typically an increase in pigment consumption while a slow down typically results in decreased pigment consumption.  When the construction industry or the economy is in a period of decline, such as is now occurring, TOR’s sales and profit are likely to be adversely affected.

2009 Outlook

Due to the downturn in the global economy, we have experienced a decrease in HITOX sales of approximately 32% and a decrease in BARTEX sales of approximately 23% during the first nine months of 2009 and anticipate this trend to continue through 2009.  However, we have experienced an increase in our specialty grade ALUPREM sales during the first nine months of 2009 over the corresponding period in 2008 of approximately 9%, which is primarily related to the purchasing pattern of one of our US customers.  In addition, we have increased sales of our HALTEX products approximately 26% during the first nine months of 2009.  While the decline in the economy has adversely impacted the introduction of our new TIOPREM and OPTILOAD product lines, we anticipate that we will be able to sell these products in plastics, top coat paint and paper applications which were not previously available to us with our traditional HITOX and HALTEX products.

Our new production technologies, installed at our Malaysian operation in May 2008 and at our US operation in March 2009, have replaced fuel oil and natural gas with electricity as our primary source of energy, thereby reducing our overall energy costs.  In addition, we have seen a decrease in the cost of freight between Malaysia and the US during the first quarter of 2009.  As a result, we were able to secure the delivery of our first shipment of SR, which arrived at our US operation in April 2009, at approximately 25% less than we paid for freight in 2008.  Based on our current forecast, this shipment of SR should provide sufficient raw materials to meet our US production through the first quarter of 2010.

However, as a result of our projected decrease in worldwide sales of HITOX, our Malaysian operation has been required to decrease their SR production from the 2008 production level of four months to only two months in 2009.  As a result, we expect to incur additional costs related to idle facility expense in 2009 at our Malaysian operation of approximately $250,000 or an increase of 25% as compared to 2008.

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

We introduced four new colored pigments that are heat stable and branded these new products under the name TIOPREM in 2008.  In addition, we introduced our new HALTEX line, OPTILOAD, in late 2008.  While the decline in the economy has adversely impacted the introduction of these new products, we anticipate that we should be able to sell these products in plastics, top coat paint and paper applications, which were not previously available to us with our traditional HITOX and HALTEX products.  Accordingly, while these new products have not significantly contributed to our 2009 operating performance, we believe that these products have the potential to greatly expand our addressable market and we hope that they will be contributing to our results in the first half of 2010.

Actual results could differ materially from those indicated by these forward looking statements because of various risks and uncertainties.  See the information under the caption “Forward Looking Information” appearing below the Table of Contents of this report.

The following are our results for the three and nine month periods ended September 30, 2009 and 2008.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET SALES	$6,441	$7,503	$17,798	$21,165
Cost of sales	5,492	6,527	15,170	18,525
GROSS MARGIN	949	976	2,628	2,640
Technical services and research and development	54	62	146	189
Selling, general and administrative expenses	687	1,058	2,423	3,287
Gain on disposal of assets	-	-	-	(2)
OPERATING INCOME (LOSS)	208	(144)	59	(834)
OTHER INCOME (EXPENSE):
Interest income	-	-	2	1
Interest expense	(159)	(134)	(407)	(409)
Gain (loss) on foreign currency exchange rate	(5)	(4)	37	(5)
Other, net	-	1	4	11
INCOME (LOSS) BEFORE INCOME TAX	44	(281)	(305)	(1,236)
Income tax expense (benefit)	61	89	(11)	61
NET LOSS	$(17)	$(370)	$(294)	$(1,297)

Loss per basic and diluted common share:	$(0.00)	$(0.05)	(0.04)	(0.17)
24

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended September 30, 2009 decreased approximately $1,062,000 or 14% compared to the third quarter 2008 primarily due to decreases in HITOX, ALUPREM and BARTEX sales.  For the nine month period ended September 30, 2009, consolidated net sales decreased approximately $3,367,000 or 16% primarily due to decreases in both HITOX and BARTEX sales which were partially offset by an increase in ALUPREM and HALTEX sales.

Following is a summary of our consolidated products sales for the three and nine month periods ended September 30, 2009 and 2008 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2009		2008		Variance		2009		2008		Variance
HITOX	$2,890	45%	$4,030	54%	$(1,140)	-28%	$7,673	43%	$11,336	54%	$(3,663)	-32%
ALUPREM	2,266	35%	2,288	31%	(22)	-1%	6,791	38%	6,217	29%	574	9%
BARTEX	705	11%	739	10%	(34)	-5%	1,908	11%	2,463	12%	(555)	-23%
HALTEX	475	7%	328	4%	147	45%	1,124	6%	892	4%	232	26%
TIOPREM	2	< 1%	4	< 1%	(2)	-50%	5	< 1%	30	< 1%	(25)	-83%
OTHER	103	2%	114	1%	(11)	-10%	297	2%	227	1%	70	31%
Total	$6,441	100%	$7,503	100%	$(1,062)	-14%	$17,798	100%	$21,165	100%	$(3,367)	-16%

HITOX sales declined 28% in the third quarter 2009 as compared to the same period in 2008.  This follows a decline in the first and second quarters 2009 of 49% and 19%, respectively, as compared to the same periods in 2008.  For the first nine months of 2009, sales of HITOX declined by 32% versus the same period a year ago primarily as a result of the weak North American market and the impact of the substantial downturn in the global economy.  While the adverse economy continues to impact our current year’s sales, we have experienced a sequential quarter over quarter growth in our HITOX sales this year.

ALUPREM sales were 1% lower in the third quarter 2009 than in the third quarter 2008, primarily due to a decline in sales in Europe of approximately 11% which was partially offset by an increase in US sales.  For the first nine months of 2009, ALUPREM sales increased 9% primarily due to a change in the ordering pattern of a significant US customer, partially offset by a decline in European sales.

BARTEX sales declined approximately 5% during the third quarter 2009 as compared to the same period in 2008.  For the first nine months of 2009, BARTEX sales decreased 23% compared to the same period of 2008.  The decrease in BARTEX sales is primarily as a result of the downturn in the US economy; however, we have experienced a sequential quarter over quarter increase in BARTEX sales in 2009.

HALTEX sales increased 45% during the third quarter 2009 and 26% for the first nine months of 2009, in each case as compared to the same periods in 2008.  Because our HALTEX product line is not as closely tied to the construction industry, the product sales have not had as great an impact from the economic slowdown as our other products.  In addition, sales of our new HALTEX line, OPTILOAD, is gaining acceptance in the marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX and HALTEX to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three and nine month periods ended September 30, 2009 and 2008 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2009		2008		Variance		2009		2008		Variance
HITOX	$2,071	49%	$2,653	58%	$(582)	-22%	$5,669	47%	$7,848	63%	$(2,179)	-28%
ALUPREM	896	21%	751	17%	145	19%	3,094	26%	1,165	9%	1,929	166%
BARTEX	705	17%	739	16%	(34)	-5%	1,908	16%	2,463	20%	(555)	-23%
HALTEX	475	11%	328	7%	147	45%	1,124	9%	892	7%	232	26%
TIOPREM	-	0%	-	0%	-	0%	3	< 1%	-	0%	3	< 1%
OTHER	96	2%	97	2%	(1)	-1%	251	2%	198	1%	53	27%
Total	$4,243	100%	$4,568	100%	$(325)	-7%	$12,049	100%	$12,566	100%	$(517)	-4%

  HITOX – Sales during the third quarter decreased 10%, 35% and 37% in Mexico, Canada and South America, respectively, as compared to the same period in 2008 and US sales trailed the third quarter last year by 18% resulting in a net decrease for the quarter of 22%.  Year to date through September 30, 2009, HITOX sales decreased in the US market, as well as in the balance of North America, Central and South America.  The decrease is primarily related to the global decline in the construction industry.

  ALUPREM – Increase in US sales of ALUPREM primarily due to a change in the order pattern of a significant customer.

  BARTEX – Decrease in US sales of BARTEX primarily related to a decrease in demand from existing customers as a result of the US economy.

  HALTEX – Increase in US sales of HALTEX primarily related to an increase in customer demand and the growing acceptance of our new product, OPTILOAD, in the marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three and nine month periods ended September 30, 2009 and 2008 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2009		2008		Variance		2009		2008		Variance
ALUPREM	$1,370	87%	$1,537	90%	$(167)	-11%	$3,697	88%	$5,052	88%	$(1,355)	-27%
HITOX	205	13%	177	10%	28	16%	495	12%	705	12%	(210)	-30%
TIOPREM	2	< 1%	-	0%	2	< 1%	2	< 1%	26	< 1%	(24)	-92%
Total	$1,577	100%	$1,714	100%	$(137)	-8%	$4,194	100%	$5,783	100%	$(1,589)	-27%

  ALUPREM – Decrease in European sales of ALUPREM primarily related to a decrease in volume primarily related to the impact of the economy and the effects of the foreign currency exchange rate.

  HITOX – European HITOX sales increased 16% in the third quarter as compared to the same period in 2008.  Despite a quarter over quarter increase in European HITOX sales in 2009, year to date sales are behind last year 30% which is primarily due to impact of the global economy on the construction industry, as well as the effects of the foreign exchange rate.

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and nine month periods ended September 30, 2009 and 2008 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2009		2008		Variance		2009		2008		Variance
HITOX	$614	99%	$1,200	98%	$(586)	-49%	$1,509	97%	$2,783	99%	$(1,274)	-46%
BARTEX	-	0%	1	< 1%	(1)	-100%	-	0%	1	< 1%	(1)	-100%
TIOPREM	-	0%	4	< 1%	(4)	-100%	-	0%	4	< 1%	(4)	-100%
OTHER	7	1%	17	2%	(10)	-59%	46	3%	29	1%	17	59%
Total	$621	100%	$1,222	100%	$(601)	-49%	$1,555	100%	$2,817	100%	$(1,262)	-45%

  HITOX – Decrease in Asian sales, both for the quarter and year to date, is primarily related to a decrease in volume related to the impact of the global economy on the construction industry.  While the economy continues to impact our current year’s sales, we have experienced a quarter over quarter growth in our HITOX sales in Asia of 70% and 9%, respectively.
27

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Other Consolidated Results

Gross Margin:  For the three month period ended September 30, 2009, gross margin increased approximately 1.7% percent, from 13.0% in 2008 to 14.7% in 2009.  For the nine month periods ended September 30, 2009 and 2008, gross margin increased approximately 2.3%, from 12.5% to 14.8%.  The primary factors affecting our gross margin include the mix of products sold during the three and nine month periods compared to the same periods in 2008, as well as a reduction in the cost of energy and raw materials.  Also contributing to the year to date increase in the gross margin were cost reduction measures implemented during the first quarter 2009, primarily at the US operation, which reduced indirect costs approximately 23% primarily related to a reduction in labor and equipment repairs which were reduced approximately 31% and 49%, respectively, as compared to the same nine month period 2008.

Technical Services and Selling, General, Administrative and Expenses (“SG&A”):  Total SG&A expenses decreased approximately 34% and 26% during the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods in 2008, primarily due to a reduction in staff, travel and other discretionary expenses.  At the US operation, SG&A decreased approximately 20% and 32%, respectively, compared to the same three and nine month periods in 2008 as a result of the Company’s cost cutting initiative implemented during the first quarter 2009.  Similar measures have also been implemented at the European and Asian operations.

Interest Expense:  Net interest expense increased approximately $25,000 as compared to the same three month period in 2008 primarily due to the issuance of debentures and warrants in 2009.  For the nine month period ended September 30, 2009, interest expense was relatively flat due to the 2009 issuance of debentures and warrants which was partially offset by a reduction in long-term debt.

Income Taxes:  Income taxes consisted of a foreign deferred tax expense of approximately $61,000 for the three month period ended September 30, 2009, compared to a foreign deferred tax expense of approximately $86,000 and state income tax expense of $3,000 for the corresponding three month period in 2008.  For the nine month periods ended September 30, 2009 and 2008, we recorded a foreign deferred tax benefit of approximately $13,000 and an expense of $53,000, respectively, and state income tax expense of $2,000 and $8,000, respectively.  Taxes are based on an estimated annualized consolidated effective rate of 3.6%

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity, Capital Resources and Other Financial Information

Liquidity

Going Concern

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 3, the Company has significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of the operating losses incurred throughout 2008 and the first quarter of 2009, the Company was not in compliance with these ratio covenants under our US Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”) as of December 31, 2008 and March 31, 2009, and the Company received notice from the Bank on March 5, 2009 of the Bank’s decision to terminate the Credit Agreement and require us to pay off all outstanding debt due to the Bank on April 1, 2009..

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009 the Company and the Bank amended the Credit Agreement.  Under the terms of the amendment, the Bank revised the stated maturity date to October 1, 2009 and, subject to the Company’s compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2009, the Bank extended the maturity date on our Line of Credit (the “Line”) and our term loan (the “Term Loan”) from October 1, 2009 to February 15, 2010.  As a result, all of the Company’s debt owed to the Bank matures on February 15, 2010.

In addition, the most recent amendment reduced the amount available for borrowing under the Line from $2,500,000 to $2,225,000 and increased the interest rate on the Line and Term Loan from prime plus two and one-half percent to prime plus three percent, which was 5.75% at September 30, 2009.

At September 30, 2009, the Credit Agreement consists of the following:

  The Line secured by the accounts receivable and inventory of the Company’s US operation of which $1,850,000 was outstanding; and

  The Term Loan, secured by the property, plant, equipment, accounts receivable and inventory of the Company’s US operation, in the amount of $266,667.

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, the Company’s Board of Directors authorized the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

As reported in the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  Under the terms of the Credit Agreement, the Company has agreed to use all proceeds in excess of $1 million that it receives after May 1, 2009 from the issuance of any of its capital stock, from capital contributions in respect to its capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.  As a result, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

The Company is working diligently to establish a corporate lending relationship with a new financial institution for the Company’s US operations prior to February 15, 2010, the revised maturity date under the Credit Agreement, to refinance outstanding debt with the Bank prior to its revised maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt or sell any additional Debentures sufficient to repay the debt due to the Bank.  If the Company is unable to refinance the debt due to the Bank prior to its revised maturity or if the Company defaults under the terms of the Credit Agreement prior to its revised maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement which could force the Company into bankruptcy or liquidation.

The Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At September 30, 2009, TMM’s borrowings under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $1,464,000 and TPT’s borrowings under the credit facility and term loans with Rabobank totaled $2,858,000.  TMM’s credit facilities with both HSBC and RHB mature on October 31, 2009 and TPT’s credit facility with Rabobank matures on December 31, 2009.  We are currently working with these lenders to secure an amendment to extend the maturity date.  If these lenders are unwilling to extend the maturity dates of these facilities, neither TMM nor TPT have sufficient liquidity to pay off this indebtedness.

Additionally, the credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, in light of the Company’s liquidity difficulties, there can be no assurances that this debt will not be called for payment prior to the stated maturity date or that the stated maturity date will be extended when this debt becomes due.

Since early 2007, the Company has actively pursued new production methods and new product development.  As a result, the Company introduced new products to the market in 2008 and completed a new powder treatment facility in Malaysia in May 2008.  In addition, the Company has invested in a new powder treatment facility at the US operation which was commissioned in April 2009.  With the new process equipment, the Company replaced natural gas with electricity as the primary energy source at the US operation.  The Company believes that the changes in the manufacturing process in the US and Malaysia, as well as the potential acceptance of its new products in the market, will improve cash flows.  However, the introduction of new products and the sales volume of existing product lines may be negatively impacted by the decline in the global economy.  To offset the possible decline in sales revenue associated with the economy, the Company has implemented numerous cost cutting measures at each of the three operations, including, but not limited to, reductions in staff, salaries, travel and other discretionary expenses.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Long-term Debt

Following is a schedule of our long-term debt.

(In thousands)	(Unaudited) September 30, 2009	December 31, 2008
Term note payable to a U.S. bank, secured by real estate and leasehold improvements of our US operation, was prepaid on August 25, 2009.	$-	$576
Term note payable to a U.S. bank, with an interest rate of 5.75% at September 30, 2009, due February 15, 2010, secured by property, plant and equipment, inventory and accounts receivable of our US operation.	267	342
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2009, due April 1, 2013, secured by Caterpillar front-end loader.	89	106
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 5.5% at September 30, 2009, due June 1, 2009, secured by TPT's assets.	-	94
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 7.8% at September 30, 2009, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (386 Euro)	565	560
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 4.7% at September 30, 2009, due January 31, 2030, secured by TPT's land and building purchased January 2005. (384 Euro)	562	556
Fixed rate term Euro note payable to a Netherlands bank, with an interest rate of 6.1% at September 30, 2009, due July 31, 2015, secured by TPT's assets. (296 Euro)	433	465
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.69% at September 30, 2009, due June 30, 2010, secured by TMM's property, plant and equipment.	275	525
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.69% at September 30, 2009, due April 1, 2010, secured by TMM's property, plant and equipment.	166	242
Total	2,357	3,466
Less current maturities	858	1,590
Total long-term debt and notes payable	$1,499	$1,876
31

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

US Operation

Bank of America Credit Facility and Term Loans

On April 30, 2009, we and the Bank amended the Credit Agreement.  Under the terms of the amendment, subject to our compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.

Under the terms of the April 30, 2009 amendment, the financial covenants are replaced with the following:

  Covenants to be based solely on the results of the US operation
  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 as of the quarter ending September 30, 2009 (1.38 to 1.0 at September 30, 2009)
  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 0.85 to 1.0 for the quarter ending September 30, 2009 (1.56 to 1.0 at September 30, 2009)

We also agreed that we will use all proceeds in excess of $1 million that we receive after May 1, 2009 from the issuance of any of our capital stock, from capital contributions in respect to our capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.  As a result, the Company applied $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

On September 28, 2009 we amended the Credit Agreement with the Bank to extend the maturity date on the Line and Term Loan from October 1, 2009 to February 15, 2010.  As a result, all of our debt owed to the Bank matures on February 15, 2010, provided, if we default on obligations contained in the amendment, the Bank will have the rights and remedies available to it under the Credit Agreement and applicable law.  The interest rate on the Line and the Term Loan was increased from prime plus two and one-half percent to prime plus three percent, which was 5.75% at September 30, 2009.  In addition, the Line was reduced from $2,500,000 to $2,250,000.

At September 30, 2009, the outstanding balance on the Line was $1,850,000 and we had $35,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The Line is secured by the accounts receivable and inventory of the US Operation and all outstanding credit on the Line will be due on February 15, 2010.

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2009, the Company’s Board of Directors has authorized, subject to shareholder approval, the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

As reported in the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  Under the terms of the Credit Agreement, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Netherlands Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.65%), will mature on December 31, 2009 and is secured by TPT’s accounts receivable and inventory.  At September 30, 2009, TPT had utilized Euro 888,000 ($1,299,000) of its short-term credit facility.   We are currently working with Rabobank to obtain an extension to the maturity date on the short-term credit facility from December 31, 2009 to December 31, 2010.

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

Malaysian Operation

On November 3, 2008, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from October 1, 2008 to October 31, 2009.  the HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance (“BA”) of RM 500,000; (2) an export line (“ECR”) of RM 5,000,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($144,000, $1,444,000 and $1,444,000, respectively).

TMM renewed its banking facility with RHB Bank Berhad (“RHB”) on October 30, 2008, for the purpose of extending the maturity date of the current facilities from October 31, 2008, to October 31, 2009.  The RHB facility, which TMM is still negotiating, includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($289,000, $2,670,000 and $7,223,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2009, the interest rate was 3.3% and the outstanding balance on their ECR and BA facilities was RM 3,540,000 ($1,023,000).

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

TMM's borrowing under the HSBC and the RHB facilities came due on the October 31, 2009 maturity date.  The Company did not repay the amounts due under the HSBC or RHB facilities at the October 31, 2009 maturity date.  TMM is currently negotiating with both HSBC and RHB to extend the maturity date of both bank facilities.  TMM has not reached an agreement with either lender, and there can be no assurances that TMM will successfully extend or renew these facilities.  If these lenders are unwilling to extend the maturity dates of these facilities, TMM will not have the cash resources or access to alternative financing to pay off this indebtedness, and in such case, these lenders could foreclose upon their liens on TMM's property, plant and equipment, resulting in the possible bankruptcy or liquidation of TMM.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents increased $702,000 from December 31, 2008 to September 30, 2009 as compared to an increase of $67,000 from December 31, 2007 to September 30, 2008.

	(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2009	2008
Net cash provided by (used in)
Operating activities	$985	$3,891
Investing activities	(807)	(1,737)
Financing activities	737	(1,971)
Effect of exchange rate fluctuations	(213)	(116)
Net change in cash and cash equivalents	$702	$67

Operating Activities

Operating activities provided $985,000 during the first nine months of 2009.  Following are the major changes in working capital affecting cash provided by operating activities for the nine month period ended September 30, 2009:

  Accounts Receivable:  Accounts receivable increased $384,000 as compared to an increase of $1,240,000 for the same period in 2008.  The increase in accounts receivable is primarily due to stronger sales in the third quarter 2009 as compared to the fourth quarter 2008.  Accounts receivable increased $259,000 at the Corpus Christi operation and $161,000 at TMM, offset by a decrease at TPT of $36,000.
  Inventories: Inventories decreased $2,056,000 as compared to a decrease of $1,223,000 for the same period in 2008.  Inventories at the Corpus Christi operation decreased $1,453,000 primarily related to a decrease in both finished goods and raw materials.  TPT’s inventories decreased $139,000 primarily due to a decrease in finished goods and TMM’s decreased approximately $464,000 primarily due to a decrease in both raw materials and finished goods.
  Other Current Assets:  Other current assets increased $324,000 as compared to an increase of $189,000 for the same period in 2008.  At the Corpus Christi operation, prepaid expenses increased $119,000 primarily due to insurance; at TPT $27,000 related to prepaid insurance and pension expense; and at TMM $178,000 related to prepaid freight related to a shipment of SR to the Corpus Christi operation.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased $1,436,000 as compared to an increase of $1,592,000 for the same period in 2008.  Accounts payable and accrued expenses at the Corpus Christi operation decreased $120,000 and at TMM decreased $1,447,000.  TPT’s accounts payable and accrued expenses increased approximately $131,000 primarily relating to raw materials.
34

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operation

Investing Activities

We used cash of $807,000 in investing activities during the first nine months of 2009 primarily for the purchase of fixed assets as compared to $1,737,000 during the same period in 2008.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $757,000 for equipment primarily related to new process technologies to convert a majority of our production from natural gas to electricity, as compared to $376,000 for the same period in 2008 for capital maintenance.
  Netherlands Operation:  We invested approximately $45,000 at TPT for new equipment, as compared to $37,000 for the same period in 2008.
  Malaysian Operation:  We invested approximately $5,000 at TMM for new equipment, as compared to $1,324,000 for the same period in 2008 for equipment related to new process technologies to convert the energy supply for the production of HITOX from fuel oil to electricity.

Financing Activities

We received $737,000 from financing activities during the nine month period ended September 30, 2009 as compared to a reduction of $1,971,000 for the same period 2008.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit increased $1,100,000 primarily for the purpose of financing our new processing equipment and working capital, as compared to a decrease of $2,950,000 for the same period in 2008 which was primarily due to of funds received relating to our 2008 Private Placement stock offering.  Borrowings at TPT decreased approximately $174,000 primarily due to timing of working capital needs as compared to an increase of $47,000 for the same period in 2008 primarily for the purpose of financing working capital.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowings on the ECR increased $432,000 primarily for the purpose of financing working capital as compared to an increase of $759,000 for the same period in 2008.
  Capital Leases:  Capital leases decreased approximately $4,000 as a result of the acquisition of equipment at the Corpus Christi operation which provided approximately $63,000 offset by a reduction in existing capital leases, primarily at TPT, of approximately $67,000.  During the same period in 2008, capital leases decreased approximately $34,000 as a result of the acquisition of equipment at the Corpus Christi operation which provided approximately $26,000 offset by a reduction in capital leases, primarily at TPT, of approximately $43,000.
  Long-term Debt – Financial Institutions:  Long-term debt decreased approximately $1,208,000 compared to an increase of approximately $240,000 during the same period in 2008.  At the Corpus Christi operation, long-term debt decreased $688,000; at TPT $196,000 and at TMM $324,000.
  6% Convertible Subordinated Debentures:  We received subscription agreements for 60 Units ($1,500,000) of our six percent convertible subordinated debentures with warrants during 2009.  The proceeds from the first 40 Units ($1 million) were used to reduce inter-company debt between the US operation and TMM related to the purchase of inventory.  Proceeds from the remaining 20 Units ($500,000) have been used to reduce our debt to Bank of America.
  Proceeds from Issuance of Common Stock:  For the nine month period ended September 30, 2009, we did not receive proceeds from the issuance of common stock.  This compares to $12,000 received from the exercise of employee stock options for the same period in 2008.
  Preferred Stock Dividends:  We paid dividends of $45,000 on our Series A convertible preferred stock for both of the nine month periods ended September 30, 2009 and 2008.
35

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the last fiscal quarter, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

36

Part II  -  Other Information

Item 1.	Legal Proceedings

In late July 2008, we learned that our former chief financial officer, Steven H. Parker, filed a complaint with the Occupational Safety and Health Administration, U.S. Department of Labor.  Parker’s complaint was filed on or about July 21, 2008, and alleges that TOR violated the whistleblower provisions of the Sarbanes-Oxley Act of 2002 by terminating Parker’s employment in response to Parker’s reporting to our CEO and a board member of the negative accounting treatment of a potential transaction.  In addition, Parker has claimed that he was terminated for refusing to perform an illegal act in violation of Texas law.  Parker subsequently notified the Department of Labor that he intended to bring an action against the Company in the United States District Court for the Southern District of Texas.  Because of Parker’s election to proceed in the United States District Court, the Department of Labor has dismissed Parker’s complaint.  Relief sought by Parker includes back pay, reinstatement or front pay in lieu of reinstatement and reasonable attorney’s fees and costs.  We intend to vigorously defend such legal action.  The Company believes that a material loss is remote and therefore has not recorded a liability related to this matter.

Item 3.	Defaults Upon Senior Securities

At December 31, 2008 and March 31, 2009, we were not in compliance with certain financial covenants in the Credit Agreement.  We received notification from the Bank on March 5, 2009 of the Bank’s decision to terminate the Credit Agreement and require us to pay off all outstanding indebtedness owed to the Bank by April 1, 2009.  On April 30, 2009 and September 25, 2009, we and the Bank amended the Credit Agreement.  Under the terms of the amendment, subject to our compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement and agreed to extend the maturity date from October 1, 2009 to February 15, 2010.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” for a discussion of the amendment of the Credit Agreement.

37

Part II  -  Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on August 21, 2009, at the Omni Hotel, Corpus Christi, Texas.  The following matters were submitted for vote of the security holders:

Election of Directors		For		Withheld
Julie Buckley		8,926,471		128,006
David Hartman		8,927,395		127,082
Doug Hartman		8,915,682		138,795
Olaf Karasch		8,904,095		150,382
Thomas Pauken		8,927,238		127,239
Bernard Paulson		8,908,874		145,603
Steven Paulson		8,915,682		138,795
Tan Chin Yong		8,914,915		139,562

	For	Against	Abstain	Broker Non-Vote
To increase the authorized number of shares of our Common Stock	8,729,497	289,011	35,969	0
To revise the terms of our outstanding Series A Convertible Preferred Stock	6,537,215	147,648	20,250	2,349,364
To approve the potential issuance of our Common Stock issuable upon exercise of warrants to certain members of our board of directors	6,168,007	524,041	13,065	2,349,364
To approve the potential issuance of shares of our Common Stock underlying Debentures and Warrants to be sold in a private placement	6,338,685	340,063	26,365	2,349,364
To ratify the appointment of our independent auditors	8,928,508	110,669	15,300	0
38

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures: Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 13, 2009	OLAF KARASCH Olaf Karasch President and CEO

Date:	November 13, 2009	BARBARA RUSSELL Barbara Russell Acting CFO
39