Form 10-K
period 2009-12-31
TOR MINERALS INTERNATIONAL INC
filed 2010-03-24
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File Number 0-17321

TOR Minerals International, Inc.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2081929 (I.R.S. Employer Identification No.)
722 Burleson Street	Corpus Christi, Texas (Address, including zip code, of principal executive offices) (361) 883-5591 Registrant's telephone number, including area code)	78402

Securities registered under section 12(b) of the Act:

Title of each class Common Stock, $0.25 par value	Name of exchange on which registered NASDAQ Capital Market

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

The aggregate market value of the common stock, the Registrant's only common equity, held by non-affiliates of the registrant (based upon the closing sale price of the registrant's Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2009) was approximately $1,725,283.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 16, 2010, there were 1,891,354 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Going Concern

The consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, as to which uncertainty exists.  As discussed in the Liquidity section of this report on page 28, we have significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of the operating losses incurred throughout 2008, we were not in compliance with these ratio covenants under our US Credit Agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank") for the quarters ended December 31, 2008 and March 31, 2009.  The Company and the Bank have amended the Credit Agreement to extend the maturity date from April 1, 2009 to August 15, 2010.  The Company does not currently have the cash resources or access to alternative financing to repay the Bank.  As described in Note 1 to our consolidated financial statements, there is substantial doubt about the Company's ability to continue as a going concern, as noted in the audit opinion with respect to our 2010 financial statements.  Our 2010 financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Global Headquarters

We are headquartered in Corpus Christi, Texas, USA.  This location houses senior management, customer service, logistics, and corporate research and development/technical service laboratories.  Our financial and accounting functions also operate from this location.  Our principal offices in Corpus Christi are located at 722 Burleson Street, Corpus Christi, Texas 78402, and our telephone number is (361) 883-5591.  Our website is located at www.torminerals.com.  Information contained in our website or links contained on our website is not part of this Annual Report on Form 10-K.

US Operation

Our US manufacturing plant, located in Corpus Christi, Texas, is situated on the north side of the Corpus Christi Ship Channel and has its own dock frontage at the plant.  We also utilize the Bulk Terminal, operated by the Port of Corpus Christi Authority, to discharge bulk shipments of SR and Barite from cargo vessels directly into trucks for delivery to our plant.   The site has its own railhead and easy access to major highways linking it to the rest of the US and to Mexico.  HITOX®, BARTEX®, HALTEX®, OPTILOAD® and TIOPREM® are all produced at this location.

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

As noted in "Management's Discussion and Analysis of Financial Condition and Results of Operations", our global HITOX sales decreased 23% in 2009 and 11 % in 2008 primarily due to a decrease in volume related to the decline in the global economy.  Due to the close correlation between HITOX and the construction industry, our US HITOX sales declined 19% and 11% in 2009 and 2008, respectively, following three years of relatively flat sales in the US.

Sales of HITOX in Asia declined 36% and 5% in 2009 and 2008, respectively, primarily due to the impact of the economy in both Asia and the US as HITOX is used to manufacture a variety of products for export to the US.  In addition, the completion of new infrastructure construction in China related to the 2008 Olympic Games resulted in reduced HITOX demand in China and further impacted sales.  The decline in 2009 and 2008 followed two years of relatively flat sales in Asia.

While there is no way to accurately predict the impact of the global recession on our future HITOX sales, we anticipate market conditions will improve overtime.  We saw significant improvements in our HITOX sales during the fourth quarter of 2009, which has continued during the first two months of 2010, although it is difficult to ascertain whether this is a continuing trend due to the short time period involved of increased sales during these two months.  In addition to improving market conditions in the US and Asia, HITOX sales are benefiting from new niche markets and customers, which we are hopeful will generate additional revenue going forward.

Following is a summary of our consolidated products sales for 2009, 2008 and 2007 (in thousands), exclusive of inter-company sales:

Product	2009		2008		2007
HITOX	$10,111	42%	$13,182	52%	$14,746	53%
ALUPREM	9,450	39%	7,425	30%	8,493	30%
BARTEX	2,601	11%	3,123	12%	3,215	11%
HALTEX / OPTILOAD	1,646	7%	1,219	5%	996	4%
TIOPREM	12	<1%	30	<1%	-	0%
SR	-	0%	-	0%	12	<1%
OTHER	373	1%	325	1%	499	2%
Total	$24,193	100%	$25,304	100%	$27,961	100%

HITOX

Our principal product, HITOX, a light buff-colored titanium dioxide pigment, is made from SR.  Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products.  Titanium dioxide, or TiO2, gives opacity and whiteness to end products.  Most TiO2 is white; however, HITOX is a unique color pigment that is beige.  HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other more costly color pigments and some of the white TiO2.  HITOX pigments are used by major international paint and plastics manufacturers.  Uses include architectural paints, primers, metal finishes and coatings, caulks and sealants, floor tiles and plastic profiles, sheets and film.

HITOX, manufactured at plants located in both the US and Malaysia, utilizes SR manufactured at TMM as its primary raw material.  The manufacturing process for producing HITOX is not simple and the details of the process and the operating parameters of the systems are not widely known.  The HITOX manufacturing process is not patented.

In May 2008, we commissioned a new HITOX production process in Malaysia.  The new process, which replaced fuel oil with electricity as the primary energy source, significantly reduced HITOX manufacturing costs at the Malaysian facility.

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

BARTEX

BARTEX is manufactured at our US operation from high grade barites (barium sulfate) utilizing a milling process.  Barium Sulfate's high density is one of the primary reasons it is used in coatings.  As an inert extender pigment, BARTEX, characterized as ultra fine with high brightness and narrow particle size distribution, gives weight and body to products ranging from powder coatings used in appliance and office furniture finishes to rubber products such as carpet and curtain backings and plastics including billiard balls and poker chips.  BARTEX allows more expensive prime white pigments, such as white TiO2, to be supplemented or replaced to some degree.  BARTEX is manufactured in several different grades which are differentiated by average particle size and whiteness.

HALTEX / OPTILOAD

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

In 2008 we introduced and began commercial sales of a new line of low viscosity ATH products under the name OPTILOAD.  The new line allows for higher filler loadings (compared to standard products) into SMC/BMC and other plastic compounds to meet higher levels of flame retardant and smoke suppressant behavior.  TOR Minerals foresees a growing demand for OPTILOAD products in line with more stringent flame retardant/smoke suppressant legislative regulations, including the possible future elimination of halogen flame retardants.

TIOPREM

TIOPREM, manufactured at our US and Malaysian operations, is produced from a proprietary process based on modified SR feedstock made at TOR Minerals' Malaysian plant.  Introduced in 2008, TIOPREM is a series of high performance, heat stable colored TiO2 hybrid pigments offering cost savings through the partial replacement of expensive color pigments and white TiO2 in plastics and specialty paints & coatings.  End use applications include engineered plastics, laminates, window profiles, plastic lumber, roofing granules and ceramic coatings.

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

As a result, our current supply is mainly obtained from available stockpiles around Malaysia with virtually no replenishment.  The average price for the local ilmenite has been going up and increased approximately 7% in 2009.  Although we have been actively developing alternative sources of supply for ilmenite, we expect to utilize offshore material only when necessary as the cost is much higher due to additional freight and handling.

HITOX:  TMM is the Company's sole supplier of SR, the raw material for HITOX and TIOPREM.  The cost of SR has decreased approximately 7% in 2009 after an increase of approximately 14% in 2008 primarily due to a reduction in the cost of energy.  Other than TMM, there is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for SR from this alternative source, our ability to produce HITOX would likely suffer, which would adversely affect our business.

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases ATH from various suppliers in Europe.  The average prices for ATH remained stable in both 2009 and 2008.

BARTEX:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce BARTEX.  The average price for this grade of barites increased approximately 12% in 2009 and 19% in 2008.

HALTEX:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of four suppliers located in the US.  The average price for the Bayer grade aluminum decreased approximately 24% in 2009, following an increase of approximately 6% in 2008.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Natural gas is the predominate source of energy in Corpus Christi.  Electricity is the predominate source of energy at TMM and at TPT.  The average energy price, primarily natural gas, in Corpus Christi decreased approximately 53% in 2009 after an increase of approximately 26% in 2008.  Average energy prices at TMM, primarily electricity, remained stable in 2009 and 2008.  Energy prices at TPT, primarily electricity, increased approximately 22% in 2009 and remained stable in 2008.

Research and Development / Technical Services

Our expenditures for research and development and technical services remained relatively flat in both 2009 and 2008.  We conduct our research and technical service primarily at our facilities in Corpus Christi and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

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

Customers

Our end use customers include companies in the paints, coatings, plastics, catalyst and solid surface industries.  For the year ended December 31, 2009, BASF Corporation represented 18.2% of our total consolidated sales.  For the years ended December 31, 2008 and 2007, no single customer accounted for 10% or more of our total consolidated sales.

Geographic Distribution

We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  No individual foreign country accounted for 10% or more of our foreign sales in 2009, 2008 or 2007.  Sales to external customers are attributed to geographic area based on country of distribution.

A summary of the Company's sales by geographic area is presented below:

(In thousands)	2009		2008		2007
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$14,391	59%	$12,796	51%	$16,237	58%
Canada, Mexico & South/Central America	2,115	9%	2,536	10%	2,966	11%
Pacific Rim	1,933	8%	3,048	12%	2,273	8%
Europe, Africa & Middle East	5,754	24%	6,924	27%	6,485	23%
Total Sales	$24,193	100%	$25,304	100%	$27,961	100%

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

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of March 16, 2010, we did not have a significant backlog of customer orders.

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

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products.  Ten of TOR's products, HITOX (4/30/2015), ALUPREM (7/29/2013), HALTEX (7/28/2012), BARTEX (2/24/2017), TIOPREM (8/5/2014), OPTILOAD (10/27/2015), BARYPREM® (8/30/2016), TITOX® (5/26/2012), TOR BRIGHT® (9/10/2014) and TOR COAT® (9/10/2013), are marketed under names which have been registered with the United States Patent and Trademark Office.  Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2009, our US operation had 23 full-time employees, our European operation employed 18, and our Asian operation had 93 employees, of which 63 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all our employees are good.

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

•      Our principal lender for our US operations has demanded repayment of all of the indebtedness that we owe the lender and we do not have the liquidity or alternative financing arrangements to pay off this lender. As a result, there is a substantial risk that we may not be able to continue as a going concern.

As further described herein under "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity", the Company has a Credit Agreement with Bank of America, N.A. (the "Bank"), under which approximately $2,100,000 of indebtedness is owed by us to the Bank as of December 31, 2009.  The accounts receivable and inventory of our US operations have been pledged to the Bank as security for such indebtedness.  As a result of our failure to comply with a cash flow financial covenant in our Credit Agreement as of December 31, 2008 and March 31, 2009, the Bank notified us of its decision to terminate the Credit Agreement, however, the Bank has extended the maturity date on the Credit Agreement to August 15, 2010.  The Company is working diligently to establish a corporate lending relationship with a new financial institution for the Company's US operations prior to August 15, 2010, the revised maturity date under the Credit Agreement, to refinance outstanding debt with the Bank prior to its revised maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt due to the Bank.  If the Company is unable to refinance the debt due to the Bank prior to its revised maturity or if the Company defaults under the terms of the Credit Agreement prior to its revised maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement.

In addition, the Company's two subsidiaries, TMM and TPT have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At December 31, 2009, TMM's borrowings under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. ("HSBC") and RHB Bank, Bhd. ("RHB") totaled $332,000 and TPT's borrowings under the credit facility and term loans with Rabobank totaled $2,709,000.  The credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, there can be no assurances that this debt will not be called for payment.  If it is called for repayment, we may be unable to refinance such indebtedness, and if we are unable, the lenders could foreclose on the assets of TMM and TPT.

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

Our subsidiaries have loan agreements with banks in Malaysia and the Netherlands that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia and the Netherlands for such facilities.  At December 31, 2009, our foreign debt consisted of $1,213,000 under the short-term credit facilities and $1,950,000 under the term loans and financial lease agreements.

The foreign banks have made no indication that they will demand payment of any of our loans in Malaysia or the Netherlands; however, there can be no assurances that this debt will not be called in the future, particularly in light of the financial difficulties being currently experienced by the Company.

If demand is made by the banks, we may require additional debt or equity financing to meet our working capital and operational requirements or, if required, to refinance maturing or demanded indebtedness.  Should we find it necessary to raise additional funds, we may find that such funds are either not available or available only on terms that are unattractive in terms of shareholders' interest, or both, and if this debt could not be repaid or refinanced, the banks could foreclose and sell our foreign operations or hold same as collateral security for these loans, and pursue collection against our guarantees of such loans which would adversely affect our financial condition and liquidity.  (See "Liquidity, Capital Resources and Other Financial Information" on page 33).

•     We may be delisted from the NASDAQ Capital Market if the price of our common shares drop under $1.00 per share.

Under NASDAQ rules, a stock listed on the NASDAQ Capital Market must maintain a minimum bid price of at least $1.00 per share.  On September 15, 2009, we received notice from the NASDAQ Stock Market stating that for thirty (30) consecutive business days, the bid price of the Company's common stock had closed below the minimum $1.00 per share requirement for continued inclusion on NASDAQ under Marketplace Rule 5550(a)(2).  The Company had until March 15, 2010 to regain compliance with the minimum bid price.  As a result, the Company effected a one for five reverse stock split effective February 19, 2010, which resulted in the price of our common shares closing at an amount greater than $1.00 per share.  If the trading price of our common stock falls below $1.00 again, we may not be able to take any measures to regain compliance, and our common stock may be delisted from the NASDAQ Capital Market.

•     Our business is affected by global economic factors including risks associated with declining economic conditions.

Our financial results are substantially dependent upon overall economic conditions in the United States, the European Union and Asia.  Declining economic conditions in all or any of these locations - or negative perceptions about economic conditions - could result in a substantial decrease in demand for our products and could adversely affect our business.  Indeed, as a result of the current economic downturn, we have experienced decreased demand for many of our products.  This, in turn, caused us to breach financial ratio covenants in our Credit Agreement for the quarters ended December 31, 2008 and March 31, 2009.

Uncertain economic conditions and market instability make it difficult for us, our customers and our suppliers to forecast demand trends.  Continued declines in demand would place additional pressure on our results of operations.  The timing and extent of any changes to currently prevailing market conditions is uncertain and supply and demand may be unbalanced at any time.  As a consequence, at present, we are unable to accurately predict future economic conditions or the effect of such conditions on our financial conditions or results of operations, and we can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting our industry.

•     Costs of raw materials and energy have resulted, and may continue to result, in increased operating expenses and reduced results of operations.

We purchase large amounts of raw materials and energy for our manufacturing operations.  The cost of these raw materials and energy, in the aggregate, represent a substantial portion of our operating expenses.  The costs of raw materials and energy generally follow price trends of, and vary with the market conditions for crude oil and natural gas, which may be highly volatile and cyclical.  Many raw material and energy costs have recently experienced significant fluctuations, reaching historically record high levels.  Moreover, the fluctuation of the US dollar to other currencies adds to the volatility in raw material costs.  There have been, and will likely continue to be, periods of time when we are unable to pass raw material and energy cost increases on to our customers quickly enough to avoid adverse impacts on our results of operations.  For example, in 2008 we reduced production in the US approximately 31% primarily due to the increased cost of natural gas and freight related to shipping SR from Malaysia to our US operation  Our results of operations have been, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce our liquidity and cash flow.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent we increase our product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption and use substitute products, which may have an adverse impact on our results of operations.

•     Climate change poses both regulatory and physical risks that could adversely impact our results of operations.

In addition to the possible direct economic impact that climate change could have on us, climate change regulation could significantly increase our costs.  Energy costs are a significant component of our overall costs, and climate change regulation may result in significant increases in the cost of energy.

•     We have one primary source for SR and, if that source was not available, we could not produce our primary product, HITOX.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for this alternative source, this could result in our inability to produce HITOX which accounted for approximately 42% of our sales for the year ended December 31, 2009.

•     We are dependent on a limited number of customers and could experience significant revenue reductions if they use alternative sources.

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for 42%, 37% and 38% of our sales revenues in 2009, 2008 and 2007, respectively.  As a result, a decrease in sales volume of any one of our top 10 customers could have a material impact on our business, operating results, and financial condition.  For the year ended December 31, 2009, BASF Corporation represented 18.2% of our total consolidated sales, and the loss of this customer could have a material impact on our business, operating results and financial condition.

•     Foreign currency fluctuations could adversely impact our financial condition.

Because we own assets located outside the United States and have revenues and expenses in currencies other than the US Dollar, we may incur currency transaction and translation losses due to changes in the values of foreign currencies and in the value of the US Dollar.  Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering into derivative transactions.  Translation exposure associated with translating the functional currency financial statements of our foreign subsidiaries into US Dollars is generally not hedged.  Upon translation to the US Dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations.  We cannot predict the effect of changes in exchange rate fluctuations upon future operating results.  (See "Foreign Operations - Impact of Exchange Rate" on page 43).

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

In preparing our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from previously estimated amounts under different conditions and assumptions.

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

United States Operation

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM.  During 2009, the Corpus Christi plant operated at approximately 30% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own.  The lease payment is subject to adjustment every five years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

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

European Operation

Our European Operation, TOR Processing and Trade ("TPT"), is located in Hattem, Netherlands, near the major shipping port of Rotterdam.  TPT operated at approximately 70% of capacity in 2009.  The factory site, which the Company owns, was expanded in 2004 from approximately one acre to two acres and consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building which was purchased in July 2004, and a 10,000 square foot warehouse with a loading dock which was purchased in January 2005.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See "Liquidity - European Operation" on page 38).

Asian Operation

Our Asian Operations, TOR Minerals Malaysia ("TMM"), operates the SR manufacturing plant in Ipoh, Malaysia, and is close in proximity to the present source of their major raw material - ilmenite.  The plant site has 38 acres of land that TMM has a commitment to use through 2074.  The TMM plant operated at approximately 30% of capacity in 2009.

TMM owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

The Malaysian plant and improvements are encumbered by liens held by HSBC Bank and RHB Bank.  (See "Liquidity - Asian Operation" on page 39).

Item 3.	Legal Proceedings

In late July 2008, we learned that our former chief financial officer, Steven H. Parker, filed a complaint with the Occupational Safety and Health Administration, US Department of Labor.  Parker's complaint was filed on or about July 21, 2008, and alleges that TOR violated the whistleblower provisions of the Sarbanes-Oxley Act of 2002 by terminating Parker's employment in response to Parker's reporting to our CEO and a board member of the negative accounting treatment of a potential transaction.  In addition, Parker has claimed that he was terminated for refusing to perform an illegal act in violation of Texas law.  Parker subsequently notified the Department of Labor that he intended to bring an action against the Company in the United States District Court for the Southern District of Texas.  Because of Parker's election to proceed in the United States District Court, the Department of Labor has dismissed Parker's complaint.  Relief sought by Parker includes back pay, reinstatement or front pay in lieu of reinstatement and reasonable attorney's fees and costs.  We intend to vigorously defend such legal action.  The Company believes that a material loss is remote, and therefore, has not recorded a liability related to this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2009.

On February 18, 2010, at a special meeting of stockholders, the security holders approved an amendment to the Company's Certificate of Incorporation to effect a one-for-five reverse stock split and, in connection therewith, to reduce the number of authorized shares of common stock by the same ratio.  The following table reflects the results:

For	Against	Abstain	Broker Non-Vote
8,572,829	170,306	19,418	0

Management - Executive Officers

The names of the members of the Company's executive officers at March 16, 2010, each of whom is elected annually, are set forth below:

Name	Age	Position	Since
Olaf Karasch	53	President and Chief Executive Officer	2006
Mark Schomp	50	Executive Vice President	2006
Hee Chew Lee	54	Vice President, Asian Operations	2002
Barbara Russell	57	Chief Financial Officer, Treasurer and Secretary	2010

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

Barbara Russell, Chief Financial Officer, Treasurer and Secretary - Barbara Russell was appointed Chief Financial Officer by the Board of Directors on February 12, 2010; and has served as Treasurer and Secretary since May 23, 2008, when she was also appointed as interim Chief Financial Officer.  Ms. Russell has served as the Company's Controller since 1999 and served as Acting Chief Financial Officer since May 2008.   Prior to joining the Company in 1997, she was Chief Executive Officer of the South Texas Lighthouse for the Blind.

No executive officer of the Company has any family relationship with any other director or executive officer of the Company.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our Common Stock trades on the NASDAQ Capital Market under the symbol: "TORM".  The table below sets forth the high and low sales prices for our common stock for the periods indicated, according to NASDAQ.  Amounts shown in this table do not reflect the one-for-five reverse stock split effected on February 19, 2010.  On March 16, 2010, the closing trading price of our Common Stock was $4.55 and 2,800 shares (after giving effect to the one-for-five reverse stock split) were traded.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2009	High	$0.840	$0.460	$0.630	$0.580
	Low	0.240	0.240	0.360	0.460
2008	High	$2.210	$2.230	$1.870	$1.100
	Low	1.950	1.810	1.020	0.500
2007	High	$3.410	$2.980	$2.490	$2.330
	Low	2.500	2.280	1.850	1.950

No cash dividends have ever been paid on our Common Stock.  Except and as otherwise required by the terms of our Series A Convertible Preferred Stock, we currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of holders of record of TOR's Common Stock as of March 16, 2010 was 190.

One-for-Five Reverse Stock Split

As noted in the Company's Form 8-K filed with the Securities and Exchange Commission on February 18, 2010, the shareholders approved a one for five reverse stock split, which the Company effected on February 19, 2010.

Series A 6% Convertible Preferred Stock Dividends

On December 6, 2009, we declared a dividend, in the amount of $15,000, for the quarterly period ending December 31, 2009, payable on January 1, 2010, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2009.  Dividends declared on the Series A Convertible Preferred Stock totaled $60,000 in 2009 and 2008.

Indemnification of Directors and Officers

The Company maintains a "Directors and Officers" insurance policy under which the Directors and Officers of the Company are indemnified against liability, which he/she may incur in his/her capacity as such.

Issuer Purchases of Equity Securities

The Company has no reportable purchases of equity securities.

Equity Compensation Plan

The following table provides information as of December 31, 2009, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements).  The options, exercise price and weighted average exercise price have been adjusted to reflect the impact of the one for five reverse stock split which was effective February 19, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	174,220	$11.200	50,562
Equity compensation plans not approved by security holders	--		--
Total	174,220	$11.200	50,562

The Company's 1990 Incentive Stock Option Plan ("ISO") for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  At December 31, 2009, there were outstanding options to purchase 1,600 shares of common stock under the 1990 Plan.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the "Plan") for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 23, 2008, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased to 250,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2018.  At December 31, 2009, there were 172,620 options outstanding, 26,818 exercised and 50,562 available for future issuance under the Plan.

For the twelve-month periods ended December 31, 2009, 2008 and 2007, the Company recorded $266,000, $145,000 and $172,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated income statements.

The Company granted options to purchase 27,500, 3,000 and 48,500 shares of common stock during the twelve-month periods ended December 31, 2009, 2008 and 2007, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2009, 2008 and 2007 was $2.70, $10.45 and $12.60, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2009	2008	2007
Risk-free interest rate	3.17%	3.52%	4.37%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.73	0.70	0.73
Expected term (in years)	7.00	7.00	7.00

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

The number of shares of common stock underlying options exercisable at December 31, 2009, 2008 and 2007 was 174,220, 117,900 and 113,196, respectively.  The weighted-average remaining contractual life of those options is 5.4 years.  Exercise prices on options outstanding at December 31, 2009, ranged from $1.75 to $30.55 per share as noted in the following table.

Options Outstanding
2009	2008	2007	Range of Exercise Prices
39,480	12,980	14,820	$ 1.75 - $ 9.99
113,680	114,680	137,380	$ 10.00 - $ 14.99
120	120	120	$ 15.00 - $ 19.99
12,800	12,800	14,100	$ 20.00 - $ 24.99
2,740	2,740	4,040	$ 25.00 - $ 29.99
5,400	5,400	5,400	$ 30.00 - $ 30.55
174,220	148,720	175,860

As of December 31, 2009, all outstanding options were fully vested, therefore, there was no option compensation expense related to non-vested awards.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Item 6.	Selected Financial Data (in thousands, except per share data)
	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
NET SALES	$24,193	$25,304	$27,961	$26,079	$32,669
Cost of sales	20,382	22,032	22,768	20,939	26,318
GROSS MARGIN	3,811	3,272	5,193	5,140	6,351
Technical services and research/development	200	244	245	239	376
Selling, general and administrative expenses	3,215	4,673	4,290	4,160	4,506
Goodwill impairment	-	1,976	-
Loss on assets held for sale	-	679	-
Loss (gain) on disposal of assets	35	98	(12)	1	(12)
OPERATING INCOME (LOSS)	361	(4,398)	670	740	1,481
OTHER INCOME (EXPENSE):
Interest income	2	2	18	17	10
Interest expense	(558)	(524)	(684)	(547)	(412)
Gain (loss) on foreign currency exchange rate	59	(38)	25	(135)	(125)
Other, net	4	15	-	20	-
INCOME (LOSS) BEFORE INCOME TAX	(132)	(4,943)	29	95	954
Income tax expense (benefit)	4	19	(42)	2	471
NET INCOME (LOSS)	$(136)	$(4,962)	$71	$93	$483
Less: Preferred Stock Dividends	60	60	60	60	60
Income (Loss) Available to Common Shareholders	$(196)	$(5,022)	$11	$33	$423

Income (loss) per common shareholder:
Basic	$(0.10)	$(3.19)	$0.01	$0.02	$0.27
Diluted	$(0.10)	$(3.19)	$0.01	$0.02	$0.26

Weighted average common shares outstanding:
Basic	1,891	1,576	1,570	1,567	1,562
Diluted	1,891	1,576	1,577	1,575	1,626
	December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,002	$191	$376	$896	$1,280
Working capital	7,587	5,559	7,300	9,638	7,630
Total assets	32,876	34,337	38,736	38,011	34,035
Total long-term debt and capital leases	3,223	3,693	7,178	7,659	6,667
Shareholders' equity	23,215	22,515	26,405	24,829	22,952

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview:

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics, catalysts and solid surface applications.  We have operations in the US, Asia and Europe.

Our US Operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM.  The facility is also the Global Headquarters for the Company.  The Asian Operation, located in Ipoh, Malaysia, manufactures SR , HITOX and TIOPREM and our European Operation, located in Hattem, Netherlands, manufactures Alumina based products.  (See "Our Products" on page 4).

Approximately 41% of the 2009 sales are outside of the United States.  Of these sales, approximately 58% are in currencies other than the US Dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the US Dollar.  (See "Foreign Operations - Impact of Exchange Rate" on page 43).

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Following are our results for the twelve-month periods ended December 31, 2009, 2008 and 2007.  The income (loss) per common share and the weighted average common shares outstanding have been adjusted to reflect the one-for-five reverse stock split which was effective February 19, 2010.

(In thousands, except per share amounts)	Year Ended December 31,
	2009	2008	2007
NET SALES	$24,193	$25,304	$27,961
Cost of sales	20,382	22,032	22,768
GROSS MARGIN	3,811	3,272	5,193
Technical services and research and development	200	244	245
Selling, general and administrative expenses	3,215	4,673	4,290
Goodwill impairment	-	1,976	-
Loss on assets held for sale	-	679	-
Loss (gain) on disposal of assets	35	98	(12)
OPERATING INCOME (LOSS)	361	(4,398)	670
OTHER INCOME (EXPENSES):
Interest income	2	2	18
Interest expense	(558)	(524)	(684)
Gain (loss) on foreign currency exchange rate	59	(38)	25
Other, net	4	15	-
INCOME (LOSS) BEFORE INCOME TAX	(132)	(4,943)	29
Income tax expense (benefit)	4	19	(42)
NET INCOME (LOSS)	$(136)	$(4,962)	$71
Less: Preferred Stock Dividends	60	60	60
Income (Loss) Available to Common Shareholders	$(196)	$(5,022)	$11
Income (loss) per common share:
Basic	$(0.10)	$(3.19)	$0.01
Diluted	$(0.10)	$(3.19)	$0.01
Weighted average common shares outstanding:
Basic	1,891	1,576	1,570
Diluted	1,891	1,576	1,577

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Management Review of 2009 and Outlook for the Future:

In 2009, we were faced with the challenge of preserving TOR's future while navigating the Company through a global economic downturn which began in the second half of 2008.  In response to this situation, we initiated various actions, including:  introducing new low-cost production technologies in both the US and Malaysia, instituting programs to identify procurement efficiencies, reducing employment levels in both our manufacturing plants and in our administration, improving our working capital and issuing new debt instruments.  All these actions were aimed at reducing costs and improving cash levels and liquidity.  As a result, our results from operations improved each quarter during 2009 and during the fourth quarter we achieved the first quarterly positive results in over two years.

Certain financial and nonfinancial information reflecting these challenges and our actions were as follows:

•      We reduced indirect costs at our manufacturing operations by approximately $1,098,000, of which approximately 49% related to a reduction in indirect labor.

•      We reduced selling, general and administrative expenses ("SG&A") approximately $1,458,000, of which approximately 37% related to a reduction in administrative staff, as well as a temporary reduction in SG&A salaries.

•      We increased cash from operations by $993,000 and cash on hand at the end of the year increased by $811,000.

•      We increased working capital $2,028,000 or approximately 36%

•      We decreased our total debt, including revolving lines of credit, capital leases and long-term debt by $711,000 or approximately 10%

2010 Outlook:

In 2010, we anticipate market conditions for our products in certain end markets to improve.  Based on our conversations with customers, economic data and information from other market participants, it appears that the worldwide demand in the paint and plastics markets has started to stabilize.  We saw significant improvement in our more mature HITOX sales during the last quarter of 2009, which has continued during the first two months of 2010.  In Asia, HITOX sales for in-country use have increased and we are now starting to see production rates for HITOX used in export products increase, which should allow for continued growth in the quarters to come.  In addition to improving market conditions in the US and Asia, HITOX sales are benefiting from new niche markets, which we are hopeful will generate additional incremental revenue for HITOX this year.

We introduced TIOPREM, a titanium dioxide colored pigment, into the market in 2008.  While the rate of adoption has been slower than we had originally anticipated, customer activity has picked up over the past several months and we are now shipping this product to customers in both the US and Europe.

The second product we recently introduced, OPTILOAD, is a specialty alumina used in high performance flame retardant applications.  Our new alumina product offers a high performance, cost effective and environmentally friendly solution for the new flame retardant and smoke suppression standards that are being implemented in the US.  This is an emerging market with large growth opportunity in the US during 2010 and beyond.

From the cost side, increases in energy prices and continued currency movements are expected to be a challenge; and while we do not plan to fill the positions eliminated in 2008 and 2009, we have reinstated our employees' salaries back to the 2008 level.  We are committed to securing and improving on the savings realized in 2009 from procurement, overhead and working capital programs and continuing to strengthen the balance sheet using operating cash flows to further reduce debt levels.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Results of Operations

Consolidated Net Sales:  Consolidated net sales for 2009 decreased approximately 4% compared with 2008.  The decrease in net sales is primarily due to a decrease in volume of HITOX and BARTEX relating to the decline in the global economy, partially offset by an increase in volume of ALUPREM and HALTEX product lines.

Consolidated net sales for 2008 decreased approximately 11% compared with 2007.  The decrease in net sales was primarily due to a decrease in volume relating to the decline in the global economy, partially offset by an increase in prices and the effects of fluctuations in the foreign exchange rate.

Following is a summary of our consolidated products sales for 2009, 2008 and 2007 (in thousands), excluding inter-company sales:

Product	2009		2008		2007
HITOX	$10,111	42%	$13,182	52%	$14,746	53%
ALUPREM	9,450	39%	7,425	30%	8,493	30%
BARTEX	2,601	11%	3,123	12%	3,215	11%
HALTEX / OPTILOAD	1,646	7%	1,219	5%	996	4%
TIOPREM	12	<1%	30	<1%	-	0%
SR	-	0%	-	0%	12	<1%
OTHER	373	1%	325	1%	499	2%
Total	$24,193	100%	$25,304	100%	$27,961	100%

      HITOX sales decreased approximately 23% worldwide in 2009 primarily due to a decrease in volume related to the decline in the global economy which was partially offset by the effect of fluctuations in the foreign exchange rate.  In 2008, HITOX sales decreased approximately 11% worldwide primarily due to a decrease in volume related to the slowing US economy.

      ALUPREM sales increased approximately 27% worldwide in 2009 primarily due to an increase in the sales volume of our specialty grade ALUPREM in the US market.  The increase in the US market was partially offset by a decline in our European market of approximately 17% primarily due to a decline in volume as a result of the European economy.  In 2008, ALUPREM sales decreased approximately 13% worldwide primarily due to a decline in the sales volume of our commodity grade ALUPREM in the US market.  Sales of this product line deceased approximately 83% compared to 2007.  We expect to see our commodity grade ALUPREM sales in the US to continue to decline.  Also contributing to the 2008 decrease was a decline in our specialty grade ALUPREM of approximately 53% due to the buying pattern of a large customer.  Partially offsetting the decrease in US volume was an increase in volume in our European market of approximately 3% and the effect of fluctuations in the foreign exchange rate of approximately 10%.

      BARTEX sales decreased approximately 17% and 3% in 2009 and 2008, respectively, primarily due to a decrease in volume related to the US economy.

      HALTEX/OPTILOAD sales increased approximately 35% and 22% in 2009 and 2008, respectively, primarily due to an increase in volume and the introduction of our new OPTILOAD product line in late 2008.

      TIOPREM and SR sales were not material in either 2009 or 2008.

      Other Product sales increased approximately 15% in 2009 following a decline in 2008 of approximately 35% primarily relating to changes in volume in both the US and Asian markets.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

United States Operation

Following is a summary of net sales for our US operation for 2009, 2008 and 2007 (in thousands).  All inter-company sales have been eliminated.

Product	2009		2008		2007
HITOX	$7,528	45%	$9,300	61%	$10,409	57%
ALUPREM	4,419	27%	1,397	9%	3,325	18%
BARTEX	2,601	16%	3,123	20%	3,215	18%
HALTEX / OPTILOAD	1,646	10%	1,219	8%	996	5%
TIOPREM	7	<1%	-	0%	-	0%
OTHER	317	2%	293	2%	345	2%
Total	$16,518	100%	$15,332	100%	$18,290	100%

      HITOX sales decreased approximately 19% in 2009 primarily due to a decrease in volume related to the decline in the US economy.  During the fourth quarter 2009, HITOX sales volume increased approximately 28% as compared to the fourth quarter 2008 due to both an increase in demand from existing customers, as well as new customers.  In 2008, HITOX sales decreased approximately 11% primarily due to a decrease in volume related to the decline in the US economy.  HITOX sales volume decreased approximately 30% during the fourth quarter 2008 as compared to the fourth quarter 2007.

      ALUPREM sales increased approximately 216% in 2009 primarily due to an increase in the sales volume of our specialty grade ALUPREM sold in the US market.  In 2008, ALUPREM sales decreased approximately 58% primarily due to a decline in the sales volume of our commodity grade ALUPREM sold in the US market.  Sales of this product line decreased approximately 83% compared to 2007.  We expect to see our commodity grade ALUPREM sales in the US to continue decline as solid surface manufacturing moves to China.  Also contributing to the 2008 decrease was a decline in our specialty grade ALUPREM of approximately 53% due to the buying pattern of a large customer.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

European Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our US operation for distribution to our North American customers.  TPT purchases HITOX from our Asian operation for distribution in Europe.  The following table represents TPT's ALUPREM and HITOX sales (in thousands) for 2009, 2008 and 2007 to third party customers.  All inter-company sales have been eliminated.

Product	2009		2008		2007
ALUPREM	$5,031	89%	$6,028	88%	$5,168	82%
HITOX	612	11%	825	12%	1,106	18%
TIOPREM	3	<1%	26	<1%	-	0%
Total	$5,646	100%	$6,879	100%	$6,274	100%

      ALUPREM sales decreased approximately 17% in 2009 due to a decrease in volume primarily related to a decline in the European economy.  In 2008, ALUPREM sales increased approximately 17% primarily due to an increase in volume related to TPT expanding the European customer base and the effect of fluctuations in the exchange rate.

      HITOX sales volume decreased approximately 26% and 25% in 2009 and 2008, respectively, primarily related to a decrease in volume as a result of the decline in the European economy.

Asian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our US and European operations.  The following table represents TMM's sales (in thousands) for 2009, 2008 and 2007 to third party customers.  All inter-company sales have been eliminated.

Product	2009		2008		2007
HITOX	$1,971	97%	$3,057	99%	$3,231	95%
TIOPREM	2	<1%	4	<1%	-	0%
SR	-	0%	-	0%	12	<1%
OTHER	56	3%	32	1%	154	5%
Total	$2,029	100%	$3,093	100%	$3,397	100%

      HITOX sales decreased approximately 36% in 2009 primarily related to a decrease in demand as a result of the decline in the economy in Asia.  In 2008, HITOX sales decreased approximately 5% primarily related to a decrease in volume which was partially offset by the effect of fluctuations in the exchange rate.

      SR sales were not material in either 2009 or 2008.

      Other product sales increased 75% in 2009 following a decrease of 79% in 2008.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Gross Margin:  The following table represents our net sales, cost of sales and gross margin (in thousands) for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
NET SALES	$24,193	$25,304	$27,961
Cost of sales	20,382	22,032	22,768
GROSS MARGIN	$3,811	$3,272	$5,193
GROSS MARGIN %	15.8%	12.9%	18.6%

Gross margin increased 2.9% from 12.9% in 2008 to 15.8% in 2009.  The primary factors affecting gross margin in 2009 include the following:

  decrease in the cost of natural gas, the primary source of energy at our US operation, decease in indirect manufacturing costs, and
  decrease in the cost of freight.

Gross margin decreased 5.7% from 18.6% in 2007 to 12.9% in 2008.  The primary factors affecting gross margin in 2008 include an increase in the cost of natural gas, fuel oil, freight and raw materials, as well as an increase in idle plant facility expense due to a reduction in production output at each of our three operations.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses ("SG&A") in 2009 decreased approximately $1,458,000 from 2008 primarily due to cost cutting initiatives implemented during the first quarter of 2009.  Primary factors contributing to the decrease in SG&A include a decrease in salaries, accounting and legal fees, travel related expenses, sales commissions and bad debt expense.  Partially offsetting the above reductions was an increase in option compensation expense as a result of all unvested options becoming fully vested during the fourth quarter of 2009.

In 2008, SG&A increased approximately $383,000 from 2007.  Primarily factors contributing to the increase in SG&A included an increase in bad debt expense, as well as legal and accounting fees.  Partially offsetting these increases were decreases in salaries, option compensation and travel related expense.

Interest Expense:  Interest expense increased approximately $34,000 in 2009 and decreased approximately $160,000 in 2008.  In 2009, interest expense at the US operation increased approximately $55,000 due primarily to interest on warrants and convertible debentures, offset by a lower average outstanding balance on our line of credit and long term debt; and in 2008, interest expense decreased approximately $229,000 due primarily to a lower average outstanding balance on our line of credit and long term debt.  TPT's interest expense decreased approximately $28,000 in 2009 primarily due to a reduction in long-term debt, as compared to an increase in 2008 of approximately $16,000 due primarily to a larger average outstanding balance on its line of credit.  TMM's interest expense increased approximately $7,000 and $51,000 in 2009 and 2008, respectively, primarily due to an increase in its long term debt and an increase in the utilization of its line of credit and ECR financing.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Income Taxes:  We recorded an income tax expense of approximately $4,000 and $19,000 in 2009 and 2008, respectively.  In 2007, we recorded a tax benefit of approximately $42,000.  The following table represents the components of our income tax expense:

	Components of Income Tax Expense (Benefit)
	Year Ended December 31,
	2009			2008			2007
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$-	$-	$-	$199	$199	$-	$-	$-
State	3	-	3	2	-	2	10	-	10
Foreign	-	1	1	-	(182)	(182)	5	(57)	(52)
Total Income Tax Expense (Benefit)	$3	$1	$4	$2	$17	$19	$15	$(57)	$(42)

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents increased $811,000 from the end of 2008 to the end of 2009.  Operating activities provided cash of $2,490,000.  We used cash of $922,000 relating to investing activities and $572,000 in financing activities.  The effect of the exchange rate fluctuations accounted for a decrease in cash of $185,000.

	Year Ended December 31,
(In thousands)	2009	2008	2007
Net cash provided by (used in)
Operating activities	$2,490	$1,497	$851
Investing activities	(922)	(2,392)	(1,021)
Financing activities	(572)	873	(375)
Effect of exchange rate fluctuations	(185)	(163)	25
Net change in cash and cash equivalents	$811	$(185)	$(520)

Operating Activities:  Cash provided by operating activities increased approximately $993,000 and $646,000 in 2009 and 2008, respectively.  The following are the major changes in working capital affecting cash provided by operating activities:

      Accounts Receivable:  Accounts receivable increased approximately $762,000 from the end of 2008 to the end of 2009.  Accounts receivable increased $933,000 and $95,000 at the US operation and the Asian operation, respectively, primarily due to an increase in sales in the fourth quarter of 2009 as compared to the same period 2008.  Accounts receivable decreased at the European operation $266,000.  In 2008, accounts receivable decreased approximately $1,049,000 from the end of 2007 to the end of 2008.  Accounts receivable decreased $357,000, $254,000 and $438,000 at the US operation, European operation and Asian operation, respectively, primarily due to the global slowdown in the economy resulting in lower sales in the fourth quarter of 2008 as compared to the same period 2007.

      Inventories: Inventories decreased approximately $2,807,000 from the end of 2008 to the end of 2009.  Inventories at the US, European and Asian operations decreased $2,332,000, $15,000 and $460,000, respectively.  The decrease in US inventories was primarily the result of a decrease in finished goods and raw materials and the decrease in inventories at the European and Asian operations was due to a decrease in finished goods, partially offset by an increase in raw materials.  In 2008, inventories increased approximately $685,000 from the end of 2007 to the end of 2008.  Inventories at the US and European operations increased $946,000 and $21,000, respectively.  The increase in US inventories was primarily the result an increase in finished goods as a result of lower sales in the fourth quarter 2008 than anticipated.  Inventory at the Asian operation decreased $282,000 primarily related to a decrease in finished goods and supplies.

      Other Current Assets:  Other current assets increased approximately $91,000 primarily related to deposits at the Asian operation.  In 2008, other current assets decreased approximately $134,000 primarily related to deposits at the Asian operation.

      Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased approximately $1,428,000 from the end of 2008 to the end of 2009 primarily relating to a decrease in accounts payable at both the US and Asian operations, as well as accrued inventory at the Asian operation.  In 2008, trade accounts payable and accrued expenses increased approximately $709,000 from the end of 2007 to the end of 2008 primarily related to an increase in accounts payable and accrued inventory at the Asian operation.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Investing Activities:  Investing activities used cash of approximately $922,000 and $2,392,000 during the twelve-month periods ended December 31, 2009 and 2008, respectively.  Net investments for each of the Company's three operations are as follows:

       US Operation:  We invested approximately $815,000 in 2009 primarily related to the completion of new process technologies started in 2008.  In 2008, we invested approximately $1,112,000 primarily related to new process technologies that converted a large portion of the US manufacturing process from natural gas to electricity.

      European Operation:  We invested approximately $44,000 in 2009 primarily new production equipment.  In 2008, our European operation invested approximately $60,000 primarily new lab equipment and computers.

      Asian Operation:  We invested approximately $63,000 in 2009 at TMM primarily related to new production equipment.  In 2008, we invested approximately $1,220,000 at TMM primarily related to new process technologies that converted the finished goods processing plant from fuel oil to electricity.

Financing Activities:  Financing activities used cash of approximately $572,000 for the twelve-month period ended December 31, 2009.  In 2008, financing activities provided approximately $873,000 in cash.  Significant factors relating to financing activities include the following:

      Lines of Credit:  Borrowings on our US line of credit increased approximately $1,350,000 for the twelve-month period ended December 31, 2009 and decreased approximately $2,550,000 during the same period of 2008.  TPT's line of credit decreased approximately $230,000 for the twelve-month period ended December 31, 2009 and increased approximately $185,000 during the same period of 2008.

      Export Credit Refinancing - Borrowings on TMM's ECR decreased approximately $1,471,000 for the twelve-month period ended December 31, 2009 as compared to an increase of approximately $1,458,000 during the same period of 2008.

      Capital Leases -  Capital leases provided net proceeds to the US operation of approximately $38,000 and $18,000 for the twelve-month periods ended December 31, 2009 and 2008, respectively, and TPT's capital lease was reduced approximately $80,000 and $72,000 during the twelve-month periods ended December 31, 2009 and 2008, respectively.

      Long-term Debt - US Operation:  Our US long-term debt to financial institutions decreased approximately $955,000 and $132,000 during the twelve-month periods ended December 31, 2009 and 2008, respectively.

      Long-term Debt - European Operation:  TPT's long-term debt decreased approximately $223,000 and $312,000 during the twelve-month periods ended December 31, 2009 and 2008, respectively.

      Long-term Debt - Asian Operation:  TMM's long-term debt decreased approximately $441,000 for the twelve-month period ended December 31, 2009 and increased approximately $436,000 during the same period of 2008.

      6% Convertible Subordinated Debentures:  We received subscription agreements for 60 Units ($1,500,000) of our six percent convertible subordinated debentures with warrants during 2009.  The proceeds from the first 40 Units ($1 million) were used to reduce inter-company debt between the US operation and TMM related to the purchase of inventory.  Proceeds from the remaining 20 Units ($500,000) were used to reduce our debt to Bank of America.

      Issuance of Common Stock and Options:  For the twelve-month period ended December 31, 2009, we did not receive proceeds from the issuance of common stock.  We received proceeds of approximately $1,902,000 related to the issuance of common stock and the exercise of common stock options during the twelve-month period ended December 31, 2008.

      Preferred Stock Dividends:  The Company paid dividends of $60,000 on its Series A convertible preferred stock, or $0.30 per share in both 2009 and 2008.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Liquidity

Going Concern

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed below, the Company has significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of the operating losses incurred throughout 2008 and the first quarter of 2009, the Company was not in compliance with these ratio covenants under our US Credit Agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank") as of December 31, 2008 and March 31, 2009, and the Company received notice from the Bank on March 5, 2009 of the Bank's decision to terminate the Credit Agreement and require us to pay off all outstanding debt due to the Bank on April 1, 2009.

As reported in the Company's Form 8-K filed with the Securities and Exchange Commission (the "SEC") on May 6, 2009 the Company and the Bank amended the Credit Agreement.  Under the terms of the amendment, the Bank revised the stated maturity date to October 1, 2009 and, subject to the Company's compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.

As reported in the Company's Form 8-K filed with the SEC on September 28, 2009, the Bank extended the maturity date on our Line of Credit (the "Line") and our term loan (the "Term Loan") from October 1, 2009 to February 15, 2010.  In addition, the September amendment reduced the amount available for borrowing under the Line from $2,500,000 to $2,225,000 and increased the interest rate on the Line and Term Loan from prime plus two and one-half percent to prime plus three percent, which was 5.75% at September 30, 2009.

As reported in the Company's Form 8-K filed with the SEC on February 16, 2010, the Bank extended the maturity date on our Line from February 15, 2010 to August 15, 2010.  As a result, all of the Company's debt owed to the Bank matures on August 15, 2010.  The Company repaid the outstanding balance on its term loan with the Bank in December 2009, and as of February 15, 2010, the Company had $1,650,000 drawn on the line of credit.  In addition, the Company was in compliance with the revised financial covenants for the quarters ended June 30, September 30, and December 31, 2009.

As reported in the Company's Form 8-K filed with the SEC on May 6, 2009, the Company's Board of Directors authorized the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the "Debentures") for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company's directors.

As reported in the Company's Form 10-Q filed with the SEC on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  Under the terms of the Credit Agreement, the Company agreed to use all proceeds in excess of $1 million from the issuance of any of its capital stock, from capital contributions in respect to its capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.  As a result, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

The Company is working diligently to establish a corporate lending relationship with a new financial institution for the Company's US operations prior to August 15, 2010, the revised maturity date under the Credit Agreement, to refinance outstanding debt with the Bank prior to its revised maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt due to the Bank.  If the Company is unable to refinance the debt due to the Bank prior to its revised maturity or if the Company defaults under the terms of the Credit Agreement prior to its revised maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement.

The Company's two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade, BV ("TPT") have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At December 31, 2009, TMM's borrowings under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. ("HSBC") and RHB Bank, Bhd. ("RHB") totaled $332,000 and TPT's borrowings under the credit facility and term loans with Rabobank totaled $2,709,000.  TMM's credit facilities with HSBC matures on April 30, 2010.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Following is a summary of our long-term debt and notes payable:

(In thousands)	December 31,
	2009	2008
Term note payable to a U.S. bank, secured by real estate and leasehold improvements of our US operation, prepaid on August 25, 2009.	$-	$576
Term note payable to a U.S. bank, secured by property, plant and equipment, inventory and accounts receivable of our US operation, prepaid on December 30, 2009.	-	342
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at December 31, 2009, due April 1, 2013, secured by a Caterpillar front-end loader.	84	106
Fixed rate Euro term note payable to a Netherlands bank, secured by TPT's assets, matured June 1, 2009.	-	94
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at December 31, 2009, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (382 Euro)	547	560
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.7% at December 31, 2009, due January 31, 2030, secured by TPT's land and building purchased January 2005. (379 Euro)	543	556
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 6.1% at December 31, 2009, due July 31, 2015, secured by TPT's assets. (283 Euro)	406	465
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 2.0% at December 31, 2009, due June 30, 2010, secured by TMM's property, plant and equipment.	191	525
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.385% at December 31, 2009, due April 1, 2010, secured by TMM's property, plant and equipment.	141	242
Total	1,912	3,466
Less current maturities	435	1,590
Total long-term debt and notes payable	$1,477	$1,876

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

United States Operation

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

Under the terms of the April 30, 2009 amendment, the financial covenants were replaced with the following:

  Covenants to be based solely on the results of the US operation
  Current Ratio - Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 (1.46 to 1.0 as of the quarter ending December 31, 2009)
  Fixed Charge Coverage Ratio - Maintain a fixed charge coverage ratio of at least 0.85 to 1.0 (2.91 to 1.0 as of the quarter ending December 31, 2009)

We also agreed that we will use all proceeds in excess of $1 million that we received after May 1, 2009 from the issuance of any of our capital stock, from capital contributions in respect to our capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.  As a result, the Company applied $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

On September 28, 2009 we amended the Credit Agreement with the Bank to extend the maturity date on the Line and Term Loan from October 1, 2009 to February 15, 2010.  Under the terms of the amendment, the interest rate on the Line and the Term Loan was increased from prime plus two and one-half percent to prime plus three percent.  In addition, the Line was reduced from $2,500,000 to $2,250,000.

At December 31, 2009, the outstanding balance on the Credit Agreement consisted of $2,100,000 on the Line and we had $150,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The interest rate at December 31, 2009 was 6.25%.  We prepaid the remaining term loan with the Bank in December 2009.

On February 12, 2010, we amended the Credit Agreement with the Bank to extend the maturity date on the Line from February 15, 2010 to August 15, 2010.  As a result of this amendment, all of our debt owed to the Bank will mature on August 15, 2010, provided, if we default on obligations contained in the amendment, the Bank will have the rights and remedies available to it under the Credit Agreement and applicable law.  The Line is secured by the accounts receivable and inventory of the US Operation.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Six-percent Convertible Subordinated Debentures

As reported in the Company's Form 8-K filed with the SEC on May 6, 2009, the Company's Board of Directors authorized the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the "Debentures") for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company's directors.

As reported in the Company's Form 10-Q filed with the SEC on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  As noted above, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at December 31, 2009 was $84,000.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

European Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the "Credit Facility") with Rabobank which increased TPT's line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.65%) is secured by TPT's accounts receivable and inventory.  At December 31, 2009, TPT had utilized Euro 847,000 ($1,213,000) of its short-term credit facility.

On July 7, 2004, TPT entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TPT's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616.  The loan balance at December 31, 2009 and 2008 was Euro 382,000 and Euro 401,000, respectively ($547,000 and $560,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT's existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566.  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2009 and 2008 was Euro 379,000 and Euro 398,000, respectively ($543,000 and $556,000, respectively).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167.  The loan is secured by TPT's assets.  The loan balance at December 31, 2009 and 2008 was Euro 283,000 and Euro 333,000, respectively ($406,000 and $465,000, respectively).

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Asian Operation

On December 15, 2009, the Company's subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC") to extend the maturity date from October 1, 2009 to April 30, 2010.  In addition, the HSBC facility includes the following in Malaysian Ringgits ("RM"):  (1) a banker's acceptance ("BA") of RM 500,000; (2) an export line ("ECR") of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($146,000, $730,000 and $1,460,000, respectively).

On September 14, 2005, TMM amended the banking facility with HSBC to include a US Dollar loan (the "HSBC Loan") in the amount of $1,000,000 for the purpose of upgrading TMM's plant and machinery.  Monthly interest payments began in December 2005.  Monthly principal payments of $27,778 began on August 26, 2007 and will continue through June 30, 2010.  The interest rate at December 31, 2009 was 2.0%.  The loan balance at December 31, 2009 and 2008 was $191,000 and $525,000, respectively.

TMM is currently in the process of renewing its banking facility with RHB Bank Berhad ("RHB") which matured on October 31, 2009.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($292,000, $2,716,000 and $7,300,000, respectively).

On May 30, 2008, TMM entered into a US Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $292,000, will be repaid over a period of 22 months with an interest rate of 0.75% above the RHB prime.  Monthly principal payments ($8,350 per month) and interest payments commenced on July 1, 2008, and will continue through April 1, 2010.  The interest rate at December 31, 2009 was 1.385%.  The loan balance at December 31, 2009 and 2008 was $141,000 and $242,000, respectively.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers' and inter-company shipments.  At December 31, 2008, the outstanding balance on their ECR facilities was RM 5,039,000 ($1,458,000).  At December 31, 2009, TMM was not utilizing the overdraft or the ECR facilities.

TMM is currently negotiating with RHB to extend the maturity date of the bank facilities from October 31, 2009 to October 31, 2010.  The Company is confident that the bank facility will be extended; however, there can be no assurance as to the terms and conditions of the extension of the facility.  If RHB is unwilling to extend the maturity dates of the facility, TMM may not have sufficient liquidity to pay off this indebtedness.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Critical Accounting Policies

General - TOR's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.  TOR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Depreciation - All property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Bad Debts - We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  At December 31, 2009 and 2008, we maintained a reserve for doubtful accounts of approximately $79,000 and $357,000, respectively.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes - Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies.  Significant management judgment is required in determining the effective rate and in evaluating our tax position.  We have domestic and foreign net deferred tax assets resulting primarily from net operating loss carryforwards.  At December 31, 2009 we had federal net operating loss carryforward of approximately $4,200,000 at our US operation.  In addition, we had net operating carryforwards at our European operation, TPT, of approximately $1,913,000 and at our Asian operation, TMM, of approximately $3,842,000.

Inventory - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  At December 31, 2009 and 2008, we maintained a reserve for obsolescence and unmarketable inventory of approximately $271,000 and $224,000, respectively.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2009 and 2008, the Company recorded approximately $1,872,000 and $2,020,000, respectively, related to idle facility expense primarily at the US and Malaysian operations.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Impairment of Goodwill - As a result of our 2008 annual impairment review, we concluded that the carrying value of our goodwill was impaired.  As a result, our fourth quarter and full year 2008 financial results included an aggregate non-cash pretax impairment charge of approximately $1,976,000.  The impairment charge was the result of the annual assessment for impairment and reflected factors impacted by market conditions and the completion of our annual budget and forecasting process.  This non-cash charge had no effect on our cash balances or cash flows.

Valuation of Long-Lived Assets - The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2009.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

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

Share Based Compensation - We calculate share based compensation using the Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the twelve-month periods ended December 31, 2009, 2008 and 2007, we recorded $266,000, $145,000 and $172,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated income statements.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases - As of December 31, 2009, we lease 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority and manufacturing equipment from Bank of America Leasing & Capital, LLC.  The minimum future rental payments under these and other non-cancelable operating leases as of December 31, 2009 are as follows:

Years Ending December 31,
(In thousands)
2010	$672
2011	79
2012	54
2013	54
2014	54
Thereafter	678
Total minimum lease payments	$1,591

In 2010, we plan to exercise the early buy-out option included in our leases with Bank of America Leasing & Capital, LLC. for manufacturing equipment.  As a result, we will incur approximately $385,000 for capital expenditures relating to the buy-out which is included in the table above.

Except as noted above, we did not have any off-balance sheet arrangements that have, or are likely to have, a material current or future effect on our financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations - The following is a summary of all significant contractual obligations, both on and off Balance Sheet, as of December 31, 2009, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2010	2011	2012	2013	2014	2015 +
Long-term Debt	$1,912	$435	$191	$150	$147	$128	$861
Lines of Credit	3,313	3,313	-	-	-	-	-
Capital Leases	189	140	43	6	-	-	-
Operating Leases	1,591	672	79	54	54	54	678
Convertible Debentures	1,500	-	-	94	94	94	1,219
Total	$8,505	$4,560	$313	$304	$295	$276	$2,758

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Other matters

Anticipated Capital Expenditures:  Except for the early buy-out of our existing operating leases with Bank of America Leasing & Capital, LLC noted above, we do not anticipate any significant capital expenditures in 2010.

Inflation:  Other than the increases in energy prices and transportation costs as described in Item 1 under "Raw Materials and Energy", general inflation has not had a significant impact on our business, and it is not expected to have a major impact in the foreseeable future.  Increases in energy pricing adversely affect our results of operations and are expected to continue to do so.

Global Economy:  The recent global economic crisis has had a significant impact on our business.  Because a significant portion of our sales revenue is tied to the construction industry, we expect our sales revenue of existing products to remain relatively flat in 2010 which could adversely affect our results of operations.

Foreign Operations - Impact of Exchange Rate:  We have two foreign operations, TMM in Malaysia and TPT in the Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to US Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet.  As of December 31, 2009 and 2008, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $1,294,000 and $1,206,000, respectively.  From the beginning of 2009 to the end of 2009, the US Dollar weakened against the Malaysian Ringgit, as a result, net income increased approximately $18,000.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to US Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2009 and 2008, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $2,154,000 and $2,015,000, respectively.  From the beginning of 2009 to the end of 2009, the US Dollar weakened against the Euro, as a result, net income increased approximately $60,000.

Foreign Currency Forward Contracts:  We manage the risk of changes in foreign currency exchange rates, primarily at our Malaysian operation, through the use of foreign currency contracts.  Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We report the fair value of the derivatives on our balance sheet and changes in the fair value are recognized in earnings in the period of the change.

At December 31, 2009, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording a net gain of approximately $3,000 as a component of our 2009 net loss and as a current asset on the balance sheet at December 31, 2009.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2009, 2008 and 2007

Natural Gas Contracts:  We manage the risk of changes in natural gas supply prices at our Corpus Christi operation using derivative financial instruments.  Natural gas market prices are volatile and we effectively fix prices for a portion of our natural gas production requirements through the use of swaps.  A swap is a contract between us and a third party to exchange cash based on a designated natural gas price.  Swap contracts require payment to or from us for the amount, if any, that the monthly published gas prices from the source specified in the contract differ from the prices of the New York Mercantile Exchange (NYMEX) natural gas futures during a specified period.  There are no initial cash requirements related to the swap.  The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.  We report the fair value of the derivatives on our balance sheet and changes in fair value are recognized in cost of sales in the period of the change.

On November 18, 2008, we entered into a natural gas contract with Bank of America, N.A. for 40,000 MM/Btu's of natural gas.  The contract, which was not designated as a hedge, was marked to market at December 31, 2008 and we recorded a net loss of approximately $26,000 as a component of our 2008 net loss and as a current liability on the balance sheet at December 31, 2008.  The contract matured on March 18, 2009 at which time we recorded an additional net loss of approximately $27,000 which was included as a component of our 2009 net loss.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

2)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness of future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on management's assessment and those criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls

During the quarter ended December 31, 2009, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information which will be contained under the caption "Election of Directors" and "Principal Stockholders" in the Company's Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders is incorporated by reference in response to this Item 10.  See Item 4, Part I of this Form 10-K for the caption "Management-Executive Officers" for information concerning executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Information under the caption "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" which will be contained in the Company's Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Corporate Governance

Information under the caption "Executive Compensation - Nomination of Directors", and "Election of Directors - Audit Committee" which will be contained in the Company's Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions "Principal Stockholders" and "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information under the captions "Certain Transactions" and "Election of Directors - Attendance and Independence", which will be contained in the Company's Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption "Principal Accountant Fees and Services", which will be contained in the Company's Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits
(a)	The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.
Exhibit No.	Description
3.1	Certificate of Incorporation of the Company as amended through February 28, 2010
3.2	By-laws of the Company, as amended through February 28, 2010
4.1(1)	Form of Common Stock Certificate
10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(2) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(3)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(4)	Subordination Agreement between the Company, Paulson Ranch, Ltd., and Bank of America, dated May 1, 2002
10.7(5)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.8(6)	Master Lease Agreement with Bank of America Leasing & Capital, LLC ("BALC"), dated August 9, 2004
10.9(6) *	Schedule No. 1 to Master Lease Agreement with BALC, dated September 27, 2004
10.10(7)	Schedule No. 2 to Master Lease Agreement with BALC, dated December 21, 2004
10.11(8)	Loan Agreement with Bank of America, N.A., dated December 21, 2004
10.12(8)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.13(8)	Loan Agreement with RHB Bank, dated November 23, 2004
10.14(8) **	Form of Incentive Stock Option Agreement for Officers A
10.15(8) **	Form of Incentive Stock Option Agreement for Officers B
10.16(8) **	Form of Nonqualified Option Agreement for Directors
10.17(9)	Loan Agreement with Rabobank, dated March 1, 2004
10.18(9)	Loan Agreement with Rabobank, dated July 6, 2004
10.19(10)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005

Exhibit No.	Description
10.20(11)	Schedule No. 3 to Master Lease Agreement with BALC, dated July 8, 2005
10.21(12)	Loan Agreement with Rabobank, dated July 19, 2005
10.22(13)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.23(14)	First Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated December 13, 2005
10.24(14)	Real Estate Term Loan with Bank of America, N.A., dated December 13, 2005
10.25(14)	Assignment of Leases and Rents (Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.26(14)	Assignment of Leases and Rents (Leasehold Deed of Trust) with Bank of America, N.A., dated December 13, 2005
10.27(14)	Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.28(14)	Leasehold Deed of Trust with Bank of America, N.A., dated December 13, 2005
10.29(15)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.30(15)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.31(16)	Schedule No. 4 to Master Lease Agreement with BALC, dated July 17, 2006
10.32(17)	Second Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated November 29, 2006
10.33(18)	Schedule No. 5 to Master Lease Agreement with BALC, dated December 29, 2006
10.34(19)	Third Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated February 28, 2007
10.35(20)	Loan Agreement with Rabobank, dated March 20, 2007
10.36(21)	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TPT) dated May 11, 2001
10.37(22)	Fourth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated May 7, 2007
10.38(23)	Fifth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated March 19, 2008
10.39(24)	Waiver and Sixth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated August 14, 2008
10.40(25)	Form of Subscription Agreement with respect to the Company's September - October 2008 Private Placement
10.41(25)	Form of Warrant with respect to the Company's September - October 2008 Private Placement
10.42(26)	Waiver and Seventh Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated November 13, 2008

Exhibit No.	Description
10.43(27)	Eighth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated April 30, 2009
10.44(28)	Form of Subscription Agreement with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.45(28)	Form of 6% Convertible Subordinated Debenture with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.46(28)	Form of Warrant with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.47(29)	Ninth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated, September 28, 2009
10.48(29)	Subordination Agreement between Bank of America, N.A. and holders of the Company's 6% Convertible Subordinated Debentures, dated September 28, 2009
10.49(30)	Tenth Amendment to Second Amended and Restated Loan Agreement with Bank of America, N.A., dated February 12, 2010
14.1	Code of Ethics
21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV
23.1	Consent of UHY LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement becameeffective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company's May 25, 2000 Form S-8
(3)	Incorporated by reference to the exhibit filed with the Company's December 31, 2000 Form 10-K
(4)	Incorporated by reference to the exhibit filed with the Company's March 31, 2002 Form 10-QSB
(5)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commissionon January 21, 2004
(6)	Incorporated by reference to the exhibit filed with the Company's October 5, 2004 Form 8-K
(7)	Incorporated by reference to the exhibit filed with the Company's December 22, 2004 Form 8-K
(8)	Incorporated by reference to the exhibit filed with the Company's December 31, 2004 Form 10-K
(9)	Incorporated by reference to the exhibit filed with the Company's January 3, 2005 Form 8-K
(10)	Incorporated by reference to the exhibit filed with the Company's June 27, 2005 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company's July 8, 2005 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company's July 19, 2005 Form 8-K
(13)	Incorporated by reference to the exhibit filed with the Company's September 14, 2005 Form 8-K
(14)	Incorporated by reference to the exhibit filed with the Company's December 13, 2005 Form 8-K
(15)	Incorporated by reference to the exhibit filed with the Company's December 22, 2005 Form 8-K
(16)	Incorporated by reference to the exhibit filed with the Company's July 17, 2006 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company's November 29, 2006 Form 8-K
(18)	Incorporated by reference to the exhibit filed with the Company's December 29, 2006 Form 8-K
(19)	Incorporated by reference to the exhibit filed with the Company's February 28, 2007 Form 8-K
(20)	Incorporated by reference to the exhibit filed with the Company's March 20, 2007 Form 8-K
(21)	Incorporated by reference to the exhibit filed with the Company's December 31, 2006 Form 10-K
(22)	Incorporated by reference to the exhibit filed with the Company's May 7, 2007 Form 8-K
(23)	Incorporated by reference to the exhibit filed with the Company's March 19, 2008 Form 8-K
(24)	Incorporated by reference to the exhibit filed with the Company's June 30, 2008 Form 10-Q
(25)	Incorporated by reference to the exhibit filed with the Company's September 15, 2008 Form 8-K
(26)	Incorporated by reference to the exhibit filed with the Company's September 30, 2008 Form 10-Q
(27)	Incorporated by reference to the exhibit filed with the Company's May 6, 2009 Form 8-K
(28)	Incorporated by reference to the exhibit filed with the Company's May 6, 2009 and August 26, 2009 Form 8-K
(29)	Incorporated by reference to the exhibit filed with the Company's September 28, 2009 Form 8-K
(30)	Incorporated by reference to the exhibit filed with the Company's February 16, 2010 Form 8-K
*	Confidential treatment has been granted for certain portions of the exhibit
**	Constitutes a compensation plan or agreement under which executive officers may participate

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 24, 2010	By:	OLAF KARASCH Olaf Karasch, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date
OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer	March 24, 2010
BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 24, 2010
BARBARA RUSSELL (Barbara Russell)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 24, 2010
JULIE BUCKLEY (Julie Buckley)	Director	March 24, 2010
DAVID HARTMAN (David Hartman)	Director	March 24, 2010
DOUG HARTMAN (Doug Hartman)	Director	March 24, 2010
THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 24, 2010
STEVEN PAULSON (Steven Paulson)	Director	March 24, 2010
CHIN YONG TAN (Chin Yong Tan)	Director	March 24, 2010

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 included in the accompanying Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's credit facility with a financial institution in the United States matures on August 15, 2010, at which time the credit facility will be terminated as indicated by the financial institution.  As a result, the Company will be required to raise additional capital, find alternative means of financial support, or both.  The Company may have difficulty in obtaining the necessary financing to repay this credit facility.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

UHY LLP
Houston, Texas
March 24, 2010

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
	Year Ended December 31,
	2009	2008	2007
NET SALES	$24,193	$25,304	$27,961
Cost of sales	20,382	22,032	22,768
GROSS MARGIN	3,811	3,272	5,193
Technical services and research and development	200	244	245
Selling, general and administrative expenses	3,215	4,673	4,290
Goodwill impairment	-	1,976	-
Loss on assets held for sale	-	679	-
Loss (gain) on disposal of assets	35	98	(12)
OPERATING INCOME (LOSS)	361	(4,398)	670
OTHER INCOME (EXPENSES):
Interest income	2	2	18
Interest expense	(558)	(524)	(684)
Gain (loss) on foreign currency exchange rate	59	(38)	25
Other, net	4	15	-
INCOME (LOSS) BEFORE INCOME TAX	(132)	(4,943)	29
Income tax expense (benefit)	4	19	(42)
NET INCOME (LOSS)	$(136)	$(4,962)	$71
Less: Preferred Stock Dividends	60	60	60
Income (Loss) Available to Common Shareholders	$(196)	$(5,022)	$11

Income (loss) per common share:
Basic	$(0.10)	$(3.19)	$0.01
Diluted	$(0.10)	$(3.19)	$0.01

Weighted average common shares outstanding:
Basic	1,891	1,576	1,570
Diluted	1,891	1,576	1,577
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (In thousands)
	Year Ended December 31,
	2009	2008	2007
NET INCOME (LOSS)	$(136)	$(4,962)	$71

OTHER COMPREHENSIVE INCOME (LOSS) , net of tax
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net loss arising during the period	-	-	(567)
Net gain reclassified to income	-	1	485
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains (losses)	207	(916)	1,418
Other comprehensive income (loss), net of tax	207	(915)	1,336
COMPREHENSIVE INCOME (LOSS)	$71	$(5,877)	$1,407
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share amounts)
	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,002	$191
Trade accounts receivable, net	3,380	2,310
Inventories	9,101	11,839
Other current assets	540	444
Total current assets	14,023	14,784
PROPERTY, PLANT AND EQUIPMENT, net	18,800	19,515
OTHER ASSETS	53	38
Total Assets	$32,876	$34,337

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,452	$2,268
Accrued expenses	1,036	1,611
Notes payable under lines of credit	3,313	2,156
Export credit refinancing facility	-	1,458
Current deferred tax liability	60	56
Current maturities - capital leases	140	86
Current maturities of long-term debt - financial institutions	435	1,590
Total current liabilities	6,436	9,225
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	49	141
Long-term debt - financial institutions	1,477	1,876
Long-term debt - convertible debentures, net	1,122	-
DEFERRED TAX LIABILITY	577	580
Total liabilities	9,661	11,822
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 12/31/2009 and 12/31/2008	2	2
Common stock $.25 par value: authorized, 6,000 shares; 1,891 shares issued and outstanding at 12/31/2009 and 12/31/2008	2,363	2,363
Additional paid-in capital	25,214	24,525
Accumulated deficit	(7,807)	(7,611)
Accumulated other comprehensive income:
Cumulative translation adjustment	3,443	3,236
Total shareholders' equity	23,215	22,515
Total Liabilities and Shareholders' Equity	$32,876	$34,337
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity Years ended December 31, 2009, 2008 and 2007
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance at December 31, 2006	200	$2	1,568	$1,960	$22,652	$(2,600)	$2,815	$24,829
Exercise of stock options			6	8	50			58
Share based compensation expense					172			172
Dividends declared - Preferred						(60)		(60)
Net income						71		71
Cumulative translation adjustment							1,418	1,418
Net unrealized loss on foreign currency hedge							(82)	(82)
Balance at December 31, 2007	200	$2	1,574	$1,967	$22,874	$(2,589)	$4,151	$26,405
Issuance of Common Stock			315	394	1,496			1,890
Exercise of stock options			2	2	10			12
Share based compensation expense					145			145
Dividends declared - Preferred						(60)		(60)
Net loss						(4,962)		(4,962)
Cumulative translation adjustment							(916)	(916)
Net unrealized loss on foreign currency hedge							1	1
Balance at December 31, 2008	200	$2	1,891	$2,363	$24,525	$(7,611)	$3,236	$22,515
Issuance of Common Stock Warrants					423			423
Share based compensation expense					266			266
Dividends declared - Preferred						(60)		(60)
Net loss						(136)		(136)
Cumulative translation adjustment							207	207
Balance at December 31, 2009	200	$2	1,891	$2,363	$25,214	$(7,807)	$3,443	$23,215
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Cash Flows
(In thousands)	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(136)	$(4,962)	$71
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,812	1,954	1,785
Goodwill impairment	-	1,976	-
Loss on assets held for sale	-	679	-
Loss (gain) on disposal of assets	35	98	(12)
Share-based compensation	266	145	172
Warrant interest expense	44	-	-
Deferred income taxes	4	19	(42)
Provision for bad debts	(61)	381	-
Changes in working capital:
Trade accounts receivables	(762)	1,049	(49)
Inventories	2,807	(685)	61
Other current assets	(91)	134	(79)
Accounts payable and accrued expenses	(1,428)	709	(1,056)
Net cash provided by operating activities	2,490	1,497	851

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(922)	(2,396)	(1,037)
Proceeds from sales of property, plant and equipment	-	4	16
Net cash used in investing activities	(922)	(2,392)	(1,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	1,120	(2,365)	154
Net (payments on) proceeds from export credit refinancing facility	(1,471)	1,458	-
Proceeds from capital lease	69	26	12
Payments on capital lease	(111)	(80)	(72)
Proceeds from long-term bank debt	-	914	1,057
Payments on long-term bank debt	(1,604)	(931)	(1,134)
Proceeds from convertible debentures	1,500	-	-
Payments on related party long-term debt	-	-	(400)
Loan origination costs	(15)	9	11
Proceeds from the issuance of common stock, and exercise of common stock options	-	1,902	57
Preferred stock dividends paid	(60)	(60)	(60)
Net cash (used in) provided by financing activities	(572)	873	(375)
Effect of exchange rate fluctuations on cash and cash equivalents	(185)	(163)	25
Net increase (decrease) in cash and cash equivalents	811	(185)	(520)
Cash and cash equivalents at beginning of year	191	376	896
Cash and cash equivalents at end of year	$1,002	$191	$376

Supplemental cash flow disclosures:
Interest paid	$558	$524	$684
Income taxes paid	$3	$10	$10

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

1.	Going Concern

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed below, the Company has significant borrowings which require, among other things, compliance with certain financial covenants, specifically a Consolidated Fixed Charge Ratio and a Consolidated Funded Debt to EBITDA Ratio, on a quarterly basis.  As a result of the operating losses incurred throughout 2008 and the first quarter of 2009, the Company was not in compliance with these ratio covenants under our US Credit Agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank") as of December 31, 2008 and March 31, 2009, and the Company received notice from the Bank on March 5, 2009 of the Bank's decision to terminate the Credit Agreement and require us to pay off all outstanding debt due to the Bank on April 1, 2009.

As reported in the Company's Form 8-K filed with the Securities and Exchange Commission (the "SEC") on May 6, 2009 the Company and the Bank amended the Credit Agreement.  Under the terms of the amendment, the Bank revised the stated maturity date to October 1, 2009 and, subject to the Company's compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.

As reported in the Company's Form 8-K filed with the SEC on September 28, 2009, the Bank extended the maturity date on our Line of Credit (the "Line") and our term loan (the "Term Loan") from October 1, 2009 to February 15, 2010.  In addition, the September amendment reduced the amount available for borrowing under the Line from $2,500,000 to $2,225,000 and increased the interest rate on the Line and Term Loan from prime plus two and one-half percent to prime plus three percent, which was 5.75% at September 30, 2009.

As reported in the Company's Form 8-K filed with the SEC on February 16, 2010, the Bank extended the maturity date on our Line from February 15, 2010 to August 15, 2010.  As a result, all of the Company's debt owed to the Bank matures on August 15, 2010.  The Company repaid the outstanding balance on its term loan with the Bank in December 2009, and as of February 15, 2010, the Company had $1,650,000 drawn on the line of credit.  In addition, the Company was in compliance with the revised financial covenants for the quarters ended June 30, September 30, and December 31, 2009.

As reported in the Company's Form 8-K filed with the SEC on May 6, 2009, the Company's Board of Directors authorized the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the "Debentures") for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company's directors.

As reported in the Company's Form 10-Q filed with the SEC on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  Under the terms of the Credit Agreement, the Company agreed to use all proceeds in excess of $1 million from the issuance of any of its capital stock, from capital contributions in respect to its capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.  As a result, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The Company is working diligently to establish a corporate lending relationship with a new financial institution for the Company's US operations prior to August 15, 2010, the revised maturity date under the Credit Agreement, to refinance outstanding debt with the Bank prior to its revised maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt due to the Bank.  If the Company is unable to refinance the debt due to the Bank prior to its revised maturity or if the Company defaults under the terms of the Credit Agreement prior to its revised maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement.

The Company's two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade, BV ("TPT") have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At December 31, 2009, TMM's borrowings under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. ("HSBC") and RHB Bank, Bhd. ("RHB") totaled $332,000 and TPT's borrowings under the credit facility and term loans with Rabobank totaled $2,709,000.  TMM's credit facilities with HSBC matures on April 30, 2010.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

2.	Summary of Significant Accounting Policies

Business Description:  TOR Minerals International, Inc. and Subsidiaries (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, catalysts and solid surface applications.  The Company's global headquarters and US manufacturing plant are located in Corpus Christi, Texas ("TOR US" or "US Operation").  The Asian Operation, TMM, is located in Ipoh, Malaysia, and the European Operation, TPT, is located in Hattem, The Netherlands.

Basis of Presentation and Use of Estimates:  The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade, BV ("TPT").  All significant intercompany transactions are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to US Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheets.  As of December 31, 2009 and 2008, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $1,294,000 and $1,206,000, respectively.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to US Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2009 and 2008, the cumulative translation adjustment related to the change in functional currency to the US Dollar totaled $2,154,000 and $2,015,000, respectively.

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

Cash and Cash Equivalents:  The Company considers all highly liquid investments readily convertible to known cash amounts and with a maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable:  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2009 and 2008, the Company maintained a reserve for doubtful accounts of approximately $79,000 and $357,000, respectively.  The reduction in the allowance for doubtful accounts was primarily related to the current global economic conditions and its effects on the collectability of customer balances.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Foreign Currency:  Results of operations for the Company's foreign operations, TMM and TPT, are translated from the designated functional currency to the US dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date.  Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income (loss).  The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings.

Inventories:  Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method.  The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  At December 31, 2009 and 2008, we maintained a reserve for obsolescence and unmarketable inventory of approximately $271,000 and $224,000, respectively.

Overhead is charged to inventory based on normal capacity and the Company expenses abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2009 and 2008, the Company recorded approximately $1,872,000 and $2,020,000, respectively, related to idle facility expense primarily at the US and Malaysian operations.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX, which accounted for approximately 42%, 52% and 53% of our sales for the years ended December 31, 2009, 2008 and 2007, respectively.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

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

Valuation of Long-Lived Assets:  The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2009.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Impairment of Goodwill:  As the result of our 2008 annual impairment review, the Company concluded that the carrying value of our goodwill was impaired.  As a result, our fourth quarter and full year 2008 financial results included an aggregate non-cash pretax impairment charge of approximately $1,976,000.  The impairment charge was the result of the annual assessment for impairment and reflected factors impacted by market conditions and the completion of our annual budget and forecasting process.  This non-cash charge had no effect on our cash balances or cash flows.

Revenue Recognition:  The Company recognizes revenue when each of the following four criteria are met:  1) a contract or sales arrangement exists; 2) title and risk of loss transfers to the customer upon shipment for FOB shipping point sales and when the Company receives confirmation of receipt and acceptance by the customer for FOB destination sales; 3) the price of the products is fixed or determinable; 4) collectability is reasonably assured.

Shipping and Handling:  The Company records shipping and handling costs, associated with the outbound freight on products shipped to customers, as a component of cost of goods sold.

Earnings Per Share:  Basic earnings per share are based on the weighted average number of shares outstanding and exclude any dilutive effects of options, warrants and/or convertible preferred stock.  Diluted earnings per share reflect the effect of all dilutive items.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2006 through December 31, 2009.  Our state returns, which are filed in Texas, Ohio and Michigan, are subject to examination for the tax years ended December 31, 2006 through December 31, 2009.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ended December 31, 2004 through December 31, 2009.

As of January 1, 2009, we did not have any unrecognized tax benefits and there was no change during the twelve month period ended December 31, 2009.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the twelve month period ended December 31, 2009.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Derivatives and Hedging Activities:  The Company records the fair value of all outstanding derivative instruments on the Consolidated Balance Sheets in other current assets and current liabilities.  Derivatives are held as part of a formally documented risk management (hedging) program.  All derivatives are straightforward and are held for purposes other than trading.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  Changes in the fair value of derivatives are recorded in current earnings along with the change in fair value of the underlying hedged item if the derivative is designated as a fair value hedge or in other comprehensive income if the derivative is designated as a cash flow hedge.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  The Company has utilized natural gas forward contracts to hedge a portion of its US Operation's natural gas needs and has utilized foreign currency forward contracts at both the US and Asian Operations to hedge a portion of its foreign currency risk.  (See Note 15, Derivatives and Other Financial Instruments).

On January 1, 2009, we adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities.  These changes require enhanced disclosures about an entity's derivative and hedging activities, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  Other than the required disclosures (see Note 15, Derivatives and Other Financial Instruments), the adoption of these changes had no impact on the condensed consolidated financial statements.

Share Based Compensation:  The Company calculates share based compensation using the Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the twelve-month periods ended December 31, 2009, 2008 and 2007, we recorded $266,000, $145,000 and $172,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated income statements.

Fair Value Accounting:  On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments.  These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statements of financial position, the related carrying amount of these financial instruments and the method(s) and significant assumptions used to estimate the fair value.  Other than the required disclosure (see Note 4, Fair Value Measurements), the adoption of these changes had no impact on the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

On June 30, 2009, we adopted changes issued by the FASB to fair value accounting.  These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly.  This guidance is necessary to maintain the overall objective for fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  The adoption of these changes had no impact on the condensed consolidated financial statements.

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

Fair Value Accounting for Financial Liabilities:  In August 2009, the FASB issued changes to fair value accounting for liabilities.  These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principals of fair value measurements, such as an income approach (e.g., present value technique).  This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  These changes became effective for TOR on October 1, 2009.  Management has determined that the adoption of these changes does not have an impact on the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Business Combinations and Consolidation Accounting:  Effective January 1, 2009, we adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations.  These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (1) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (2) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination initially at fair value; (3) subsequent measurements of assets and liabilities arising from contingencies be based on systematic and rational method depending on the nature and contingent consideration arrangements be measured subsequently; and (4) disclosures of amounts and measurements basis of such assets and liabilities and the nature of the contingencies.  The impact of these changes on our condensed consolidated financial statements is dependent upon acquisitions entered into by the Company after January 1, 2009.

On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations.  While retaining the fundamental requirements of accounting for business combinations, as noted above, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control instead of the date that the consideration is transferred.  These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at the acquisition date fair values.  Additionally, these changes require acquisition related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price.  As the Company has not entered into any acquisitions since the adoption on January 1, 2009, there was no impact on our condensed consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to consolidation accounting and reporting.  These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  These changes require, among other items, that a noncontrolling interest be included in the consolidated statements of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's share and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  As the Company has not entered into any acquisitions since the adoption on January 1, 2009, there was no impact on our condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Codification:  On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (the "FASB") to the authoritative hierarchy of GAAP.  These changes established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the condensed consolidated financial statements.

Subsequent Events:  On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued, otherwise known as "subsequent events".  Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its condensed consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of these changes had no impact on the condensed consolidated financial statements as management already followed a similar approach prior to the adoption of this new guidance.

The Company evaluated all activity of TOR through the issue date of the condensed consolidated financial statements, and concluded that all subsequent events that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements have been incorporated into this Annual Report on Form 10-K.  (See Note 20, Subsequent Events, on page F-38.)

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

3.	Long-Term Debt and Notes Payable
(In thousands)	December 31,
	2009	2008
Term note payable to a U.S. bank, secured by real estate and leasehold improvements of our US operation, prepaid on August 25, 2009.	$-	$576
Term note payable to a U.S. bank, secured by property, plant and equipment, inventory and accounts receivable of our US operation, prepaid on December 30, 2009.	-	342
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at December 31, 2009, due April 1, 2013, secured by a Caterpillar front-end loader.	84	106
Fixed rate Euro term note payable to a Netherlands bank, secured by TPT's assets, matured June 1, 2009.	-	94
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at December 31, 2009, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (382 Euro)	547	560
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.7% at December 31, 2009, due January 31, 2030, secured by TPT's land and building purchased January 2005. (379 Euro)	543	556
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 6.1% at December 31, 2009, due July 31, 2015, secured by TPT's assets. (283 Euro)	406	465
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 2.0% at December 31, 2009, due June 30, 2010, secured by TMM's property, plant and equipment.	191	525
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.385% at December 31, 2009, due April 1, 2010, secured by TMM's property, plant and equipment.	141	242
Total	1,912	3,466
Less current maturities	435	1,590
Total long-term debt and notes payable	$1,477	$1,876

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

Under the terms of the April 30, 2009 amendment, the financial covenants were replaced with the following:

  Covenants to be based solely on the results of the US operation
  Current Ratio - Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 (1.46 to 1.0 as of the quarter ending December 31, 2009)
  Fixed Charge Coverage Ratio - Maintain a fixed charge coverage ratio of at least 0.85 to 1.0 (2.91 to 1.0 for the quarter ending December 31, 2009)

We also agreed that we will use all proceeds in excess of $1 million that we received after May 1, 2009 from the issuance of any of our capital stock, from capital contributions in respect to our capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.  As a result, the Company applied $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

On September 28, 2009 we amended the Credit Agreement with the Bank to extend the maturity date on the Line and Term Loan from October 1, 2009 to February 15, 2010.  Under the terms of the amendment, the interest rate on the Line and the Term Loan was increased from prime plus two and one-half percent to prime plus three percent.  In addition, the Line was reduced from $2,500,000 to $2,250,000.

At December 31, 2009, the outstanding balance on the Credit Agreement consisted of $2,100,000 on the Line and we had $150,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The interest rate on the Line was 6.25% at December 31, 2009.

On February 12, 2010, we amended the Credit Agreement with the Bank to extend the maturity date on the Line from February 15, 2010 to August 15, 2010.  As a result of this amendment, all of our debt owed to the Bank will mature on August 15, 2010, provided, if we default on obligations contained in the amendment, the Bank will have the rights and remedies available to it under the Credit Agreement and applicable law.  The Line is secured by the accounts receivable and inventory of the US Operation.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Six-percent Convertible Subordinated Debentures

As reported in the Company's Form 8-K filed with the SEC on May 6, 2009, the Company's Board of Directors authorized the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the "Debentures") for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company's directors.

As reported in the Company's Form 10-Q filed with the SEC on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  As noted above, under the terms of the Credit Agreement, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at December 31, 2009 was $84,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the "Credit Facility") with Rabobank which increased TPT's line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.65%) is secured by TPT's accounts receivable and inventory.  At December 31, 2009, TPT had utilized Euro 847,000 ($1,213,000) of its short-term credit facility.

On July 7, 2004, TPT entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TPT's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616.  The loan balance at December 31, 2009 and 2008 was Euro 381,000 and Euro 401,000, respectively ($547,000 and $560,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT's existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566.  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2009 and 2008 was Euro 379,000 and Euro 398,000, respectively ($543,000 and $556,000, respectively).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167.  The loan is secured by TPT's assets.  The loan balance at December 31, 2009 and 2008 was Euro 283,000 and Euro 333,000, respectively ($406,000 and $465,000, respectively).

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Malaysian Bank Credit Facility and Term Loan

On December 15, 2009, the Company's subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC") to extend the maturity date from October 1, 2009 to April 30, 2010.  In addition, the HSBC facility includes the following in Malaysian Ringgits ("RM"):  (1) a banker's acceptance ("BA") of RM 500,000; (2) an export line ("ECR") of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($146,000, $730,000 and $1,460,000, respectively).

On September 14, 2005, TMM amended the banking facility with HSBC to include a US Dollar loan (the "HSBC Loan") in the amount of $1,000,000 for the purpose of upgrading TMM's plant and machinery.  Monthly interest payments began in December 2005.  Monthly principal payments of $27,778 began on August 26, 2007 and will continue through June 30, 2010.  The interest rate at December 31, 2009 was 2.0%.  The loan balance at December 31, 2009 and 2008 was $191,000 and $525,000, respectively.

TMM is currently in the process of renewing its banking facility with RHB Bank Berhad ("RHB") which matured on October 31, 2009.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($292,000, $2,716,000 and $7,300,000, respectively).

On May 30, 2008, TMM entered into a US Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $292,000, will be repaid over a period of 22 months with an interest rate of 0.75% above the RHB prime.  Monthly principal payments ($8,350 per month) and interest payments commenced on July 1, 2008, and will continue through April 1, 2010.  The interest rate at December 31, 2009 was 1.385%.  The loan balance at December 31, 2009 and 2008 was $141,000 and $242,000, respectively.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers' and inter-company shipments.  At December 31, 2008, the outstanding balance on their ECR facilities was RM 5,039,000 ($1,458,000).  At December 31, 2009, TMM was not utilizing the overdraft or the ECR facilities.

TMM is currently negotiating with RHB to extend the maturity date of the bank facilities from October 31, 2009 to October 31, 2010.  The Company is confident that the bank facility will be extended; however, there can be no assurance as to the terms and conditions of the extension of the facility.  If RHB is unwilling to extend the maturity dates of the facility, TMM may not have sufficient liquidity to pay off this indebtedness.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

4.	Fair Value Measurements

The following table presents the Company's financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of December 31, 2009.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at December 31, 2009.

	December 31, 2009
(In thousands)	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset for foreign currency derivative financial instruments (including forward contracts)	$3	$-	$3	$-

Our foreign currency derivative financial instruments mitigate foreign exchange risks and include forward contracts.

The fair value of the Company's debt is based on estimates using standard pricing models that take into account the present value of future cash flows as of the balance sheet date.  The computation of the fair value of these instruments is generally performed by the Company.  The carrying amounts and estimated fair values of the Company's long-term debt, including current maturities, are summarized below:

	December 31, 2009		December 31, 2008
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$1,912	$1,603	$3,466	$3,143
Long-term debt - convertible debentures	1,500	569	-	-
	$3,412	$2,172	$3,466	$3,143

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair value due to the short term nature of these instruments, Accordingly, these items have been excluded from the above table.

5.	Series A 6% Convertible Preferred Stock Dividend

On December 6, 2009, the Company declared a dividend, in the amount of $15,000, for the quarterly period ended December 31, 2009, payable on January 1, 2010, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2009.  The Company declared total dividends of $60,000 in both 2009 and 2008 on the Series A Convertible Preferred Stock.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

6.	Capital Lease

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at December 31, 2009 was approximately Euro 128,000 ($183,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 4,071 ($5,831).  The net present value of the lease at December 31, 2009 was Euro 89,000 ($121,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2009 was approximately $10,000.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease term is 36 months with equal monthly installments of $367.  The net present value of the lease at December 31, 2009 was $3,000.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2009 was approximately $8,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at December 31, 2009 was $18,000.

On September 24, 2009, the Company entered into a financial lease agreement with Sympatec for a particle analyzer.  The cost of the equipment under the capital lease, in the amount of $68,722, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2009 was approximately $3,000.  The capital lease is in the amount of $74,220 including interest of $5,498 (implicit interest rate 14.45%).  The lease term is 12 months with equal monthly installments of $6,185.  The net present value of the lease at December 31, 2009 was $47,000.

The following table sets forth the minimum future lease payments (in thousands) under these leases as of December 31, 2009:

Year Ending December 31,	Amount
2010	$140
2011	52
2012	6
2013	1
2014	-
Total minimum lease payments	199
Less: Amount representing executory costs	-
Net minimum lease payments	199
Less: Amount representing interest	(10)
Present value of net minimum lease payments	189
Less: Current maturities of capital lease obligations	(140)
Long-term capital lease obligations	$49

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

7.	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2009	2008
Raw materials	$4,178	$5,208
Work in progress	1,173	1,327
Finished goods	3,311	4,828
Supplies	710	700
Total Inventories	9,372	12,063
Inventory reserve	(271)	(224)
Net Inventories	$9,101	$11,839

Inventory is stated at the lower of cost or market, including adjustments for inventory expected to be sold below cost as a result of damage, deterioration, obsolescence or pricing factors.  At December 31, 2009 and 2008, the Company maintained a reserve for inventory obsolescence of $271,000 and $224,000, respectively.

Overhead is charged to inventory based on normal capacity and the Company expenses abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2009 and 2008, the Company recorded approximately $1,872,000 and $2,020,000, respectively, related to idle facility expense primarily at the US and Malaysian operations.

8.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2009	2008
Land and office buildings	39 years	$3,494	$3,411
Production facilities	10 - 20 years	7,651	6,294
Machinery and equipment	3 - 15 years	26,064	25,499
Furniture and fixtures	3 - 20 years	1,082	1,002
Total		38,291	36,206
Less accumulated depreciation		(19,575)	(17,605)
Property, plant and equipment, net		18,716	18,601
Construction in progress		84	914
		$18,800	$19,515

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ended December 31, 2009, 2008 and 2007 were $1,812,000, $1,954,000 and $1,785,000, respectively.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

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

For the twelve-month period ended December 31, 2009, the US operation received approximately 27% of its total third party sales revenue from a single customer and the European operation received approximately 16% of its total third party sales revenue from a single customer.  No single customer represented 10% or more of the Asian operation's total third party sales.  One customer, BASF Corporation, represented 18% of the 2009 total consolidated sales.

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

The Company's principal product, HITOX, accounted for approximately 42%, 52% and 53% of net consolidated sales in 2009 , 2008 and 2007, respectively.

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the US represented 59%, 51% and 58% for the years ended December 31, 2009, 2008 and 2007, respectively.

No individual foreign country accounted for 10% or more of foreign sales in either 2009, 2008 or 2007.

Approximately 47% of the Company's employees are represented by an in-house collective bargaining agreement.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

A summary of the Company's manufacturing operations by geographic area is presented below:

(In thousands)	United States (Corpus Christi)	Netherlands (TP&T)	Malaysia (TMM)		Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2009
Net Sales:
Customer sales	$16,518	$5,646	$2,029		$-	$24,193
Intercompany sales	6	2,432	2,984		(5,422)	-
Total Net Sales	$16,524	$8,078	$5,013		$(5,422)	$24,193
Share based compensation	$266	$-	$-		$-	$266
Depreciation	$584	$531	$697		$-	$1,812
Interest expense	$267	$228	$63		$-	$558
Income tax expense (benefit)	$3	$-	$1		$-	$4
Location profit (loss)	$(219)	$94	$(72)		$61	$(136)
Capital expenditures	$815	$44		$63	-	$922
Location long-lived assets	$4,908	$6,186	$7,706		$-	$18,800
Location assets	$11,323	$7,852	$13,701		$-	$32,876
December 31, 2008
Net Sales:
Customer sales	$15,332	$6,879	$3,093		$-	$25,304
Intercompany sales	69	1,106	5,947		(7,122)	-
Total Net Sales	$15,401	$7,985	$9,040		$(7,122)	$25,304
Share based compensation	$145	$-	$-		$-	$145
Depreciation	$665	$558	$731		$-	$1,954
Goodwill impairment	$-	$1,976	$-		$-	$1,976
Loss on assets held for sale	$679	$-	$-		$-	$679
Interest income	$-	$-	$2		$-	$2
Interest expense	$212	$256	$56		$-	$524
Income tax expense (benefit)	$199	$(89)	$(91)		$-	$19
Location profit (loss)	$(2,681)	$(2,150)	$12		$(143)	$(4,962)
Capital expenditures	$1,116	$60	$1,220		$-	$2,396
Location long-lived assets	$4,698	$6,534	$8,283		$-	$19,515
Location assets	$12,156	$8,238	$13,943		$-	$34,337
December 31, 2007
Net Sales:
Customer sales	$18,290	$6,274	$3,397		$-	$27,961
Intercompany sales	53	2,037	4,594		(6,684)	-
Total Net Sales	$18,343	$8,311	$7,991		$(6,684)	$27,961
Share based compensation	$172	$-	$-		$-	$172
Depreciation	$641	$513	$631		$-	$1,785
Interest income	$-	$-	$18		$-	$18
Interest expense	$441	$239	$4		$-	$684
Income tax expense (benefit)	$10	$105	$(157)		$-	$(42)
Location profit (loss)	$111	$285	$(374)		$49	$71
Goodwill	$-	$2,131	$-		$-	$2,131
Capital expenditures	$442	$354	$241		$-	$1,037
Location long-lived assets	$5,045	$7,320	$8,056		$-	$20,421
Location assets	$12,158	$11,718	$14,860		$-	$38,736

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

10.	Quarterly Data (Unaudited)
TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
	2009
(In thousands, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$5,703	$5,654	$6,441	$6,395	$24,193
Cost of sales	4,889	4,789	5,492	5,212	20,382
GROSS MARGIN	814	865	949	1,183	3,811
Technical services and research and development	52	40	54	54	200
Selling, general and administrative expenses	1,011	725	687	792	3,215
Loss on disposal of assets	-	-	-	35	35
OPERATING INCOME (LOSS)	(249)	100	208	302	361
OTHER INCOME (EXPENSES):
Interest income	2	-	-	-	2
Interest expense	(112)	(136)	(159)	(151)	(558)
Gain (loss) on foreign currency exchange rate	54	(12)	(5)	22	59
Other, net	2	2	-	-	4
INCOME (LOSS) BEFORE INCOME TAX	(303)	(46)	44	173	(132)
Income tax expense (benefit)	(34)	(38)	61	15	4
NET INCOME (LOSS)	$(269)	$(8)	$(17)	$158	$(136)
Less: Preferred Stock Dividends	15	15	15	15	60
Income (Loss) Available to Common Shareholders	$(284)	$(23)	$(32)	$143	$(196)

Income (loss) per common share:
Basic	$(0.15)	$(0.01)	$(0.02)	$0.08	$(0.10)
Diluted	$(0.15)	$(0.01)	$(0.02)	$0.08	$(0.10)
Weighted average common shares outstanding:
Basic	1,891	1,891	1,891	1,891	1,891
Diluted	1,891	1,891	1,891	1,891	1,891

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
	2008
(In thousands, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$6,746	$6,916	$7,503	$4,139	$25,304
Cost of sales	6,086	5,912	6,527	3,507	22,032
GROSS MARGIN	660	1,004	976	632	3,272
Technical services and research and development	66	61	62	55	244
Selling, general and administrative expenses	1,075	1,154	1,058	1,386	4,673
Goodwill impairment	-	-	-	1,976	1,976
Loss on assets held for sale	-	-	-	679	679
(Gain) Loss on disposal of assets	(2)	-	-	100	98
OPERATING LOSS	(479)	(211)	(144)	(3,564)	(4,398)
OTHER INCOME (EXPENSES):
Interest income	1	-	-	1	2
Interest expense	(144)	(131)	(134)	(115)	(524)
Gain (loss) on foreign currency exchange rate	1	(2)	(4)	(33)	(38)
Other, net	1	9	1	4	15
LOSS BEFORE INCOME TAX	(620)	(335)	(281)	(3,707)	(4,943)
Income tax expense (benefit)	(31)	3	89	(42)	19
NET LOSS	$(589)	$(338)	$(370)	$(3,665)	$(4,962)
Less: Preferred Stock Dividends	15	15	15	15	60
Loss Available to Common Shareholders	$(604)	$(353)	$(385)	$(3,680)	$(5,022)

Loss per common share:
Basic	$(0.38)	$(0.22)	$(0.24)	$(2.33)	$(3.19)
Diluted	$(0.38)	$(0.22)	$(0.24)	$(2.33)	$(3.19)
Weighted average common shares outstanding:
Basic	1,574	1,576	1,576	1,579	1,576
Diluted	1,574	1,576	1,576	1,579	1,576

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

11.	Calculation of Basic and Diluted Earnings per Share
(in thousands, except per share amounts)	Year Ended December 31,
	2009	2008	2007
Numerator:
Net Income (Loss)	$(136)	$(4,962)	$71
Preferred Stock Dividends	(60)	(60)	(60)
Numerator for basic earnings per share - income (loss) available to common shareholders	(196)	(5,022)	11
Effect of dilutive securities:	-	-	-
Numerator for diluted earnings per share - income (loss) available to common shareholders after assumed conversions	$(196)	$(5,022)	$11

Denominator:
Denominator for basic earnings per share - weighted-average shares	1,891	1,576	1,570
Effect of dilutive securities:
Employee stock options	-	-	7
Dilutive potential common shares	-	-	7
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	1,891	1,576	1,577

Basic earnings per common share:
Net Income (Loss)	$(0.10)	$(3.19)	$0.01

Diluted earnings per common share:
Net Income (Loss)	$(0.10)	$(3.19)	$0.01

Excluded from the calculation of diluted earnings per share were a total of 111,111 common shares issuable upon conversion of the 200,000 convertible preferred shares for the years ended December 31, 2009, 2008 and 2007.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

A total of 1,447,080 warrants (adjusted for the one-for-five reverse stock split) excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the twelve-month periods ended December 31, 2009, 2008 and 2007, stock options excluded from diluted earnings per share were 224,782, 148,720 and 59,140, respectively (adjusted for the one-for-five reverse stock split).  The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

12.	Income Taxes

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Our US and European operations had net deferred tax assets of $1,402,000 and $487,000 that were fully reserved by the valuation allowance due to uncertainties as to the Company's ability to utilize the net deferred tax asset.

At December 31, 2009, 2008 and 2007, we had federal net operating loss ("NOL") carryforwards of approximately $4,200,000, $13,990,000 and $12,256,000, respectively.  The US NOL carryforward will expire from 2018 to 2029.

TPT, our European operation, had NOL carryforwards at December 31, 2009, 2008 and 2007 of approximately $1,913,000, $1,907,000, and $1,827,000, respectively.  The European NOL carryforward will expire from 2011 to 2017.

Our Asian operation, TMM, had NOL carryforwards of approximately $3,842,000, $3,807,000 and $4,288,000, at December 31, 2009, 2008 and 2007, respectively.  Because these foreign NOL carryforwards have an indefinite carry forward period, we have elected not to reserve with a valuation allowance.

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

Components of Pretax Income (Loss)					Year Ended December 31,
(In thousands)					2009		2008		2007
Domestic					$(217)		$(2,482)		$121
Foreign					85		(2,461)		(92)
Pretax income (loss)					$(132)		$(4,943)		$29
	Components of Income Tax Expense (Benefit)
	Year Ended December 31,
	2009			2008			2007
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$-	$-	$-	$199	$199	$-	$-	$-
State	3	-	3	2	-	2	10	-	10
Foreign	-	1	1	-	(182)	(182)	5	(57)	(52)
Total Income Tax Expense (Benefit)	$3	$1	$4	$2	$17	$19	$15	$(57)	$(42)

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory US federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Year Ended December 31,
(In thousands)	2009	2008	2007
Expense (benefit) computed at statutory rate	$(44)	$(1,679)	$10
Change in valuation allowance - Domestic	(21)	986	(102)
Change in valuation allowance - Foreign	(24)	486	-
Effect of items deductible for book not tax, net
Option compensation	90	49	54
Other	8	-	11
Effect of foreign tax rate differential	(7)	175	(26)
State income taxes, net of Federal benefit	2	2	7
Other, net	-	-	4
$4	$19	$(42)
Significant Components of Deferred Taxes	Year Ended December 31,
(In thousands)	2009	2008
Deferred Tax Assets:
Net operating loss carryforwards - Domestic	$1,402	$4,757
Net operating loss carryforwards - Foreign	1,448	1,438
PP&E - Foreign	10	10
Intercompany profit	42	65
Alternative minimum tax credit carryforwards	65	65
Domestic reserves	17	44
Unrealized foreign currency losses - Foreign	1	13
Other deferred assets	19	29
3,004	6,421
Valuation allowance	(1,881)	(5,243)
Total deferred tax assets	$1,123	$1,178

Deferred Tax Liabilities:
PP&E - Domestic	285	313
PP&E - Foreign	1,439	1,459
Goodwill - Foreign	11	17
Unrealized gain on derivatives	21	21
Unrealized foreign currency gains - Foreign	-	-
Other	4	4
Total deferred tax liabilities	1,760	1,814
Net deferred tax liability	$(637)	$(636)

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

13.	Stock Options (adjusted for the one-for-five reverse stock split)

The Company's 1990 Incentive Stock Option Plan ("ISO") for TOR Minerals International, Inc. (the "1990 Plan") provided for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  The ability to issue new options under the 1990 Plan expired in February of 2000.  At December 31, 2009, there were outstanding options to purchase 1,600 share of common stock under the 1990 Plan.

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan for TOR Minerals International, Inc. (the "Plan").  The Plan provides for the award of a variety of incentive compensation arrangements to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 23, 2008, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased to 250,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2018.  At December 31, 2009, there were 172,620 options outstanding, 26,818 exercised and 50,562 available for future issuance under the Plan.

Both the 1990 Plan and the 2000 Plan provide for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards.

For the twelve-month periods ended December 31, 2009, 2008 and 2007, the Company recorded $266,000, $145,000 and $172,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and inventory/cost of sales in the accompanying consolidated income statements.

The Company granted options to purchase 27,500, 3,000 and 48,500 shares of common stock during the twelve-month periods ended December 31, 2009, 2008 and 2007, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2009, 2008 and 2007 was $2.70, $10.45 and $12.60, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2009	2008	2007
Risk-free interest rate	3.17%	3.52%	4.37%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.73	0.70	0.73
Expected term (in years)	7.00	7.00	7.00

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at December 31, 2006	204,140	157,040	$15.80	$4.60	-	$30.55
Granted	-	48,500	$12.60	$10.50	-	$14.20
Exercised	(6,078)	(6,078)	$9.35	$7.65	-	$11.05
Forfeited or expired	(9,440)	(23,602)	$18.80	$6.25	-	$25.10
Balances at December 31, 2007	188,622	175,860	$13.00	$4.60	-	$30.55
Additional options authorized	40,000	-
Granted	-	3,000	$10.45	$10.45	-	$10.45
Exercised	(1,840)	(1,840)	$6.75	$5.75	-	$7.65
Forfeited or expired	(1,000)	(28,300)	$14.70	$10.30	-	$29.50
Balances at December 31, 2008	225,782	148,720	$13.00	$4.60	-	$30.55
Granted	-	27,500	$2.70	$1.75	-	$2.90
Forfeited or expired	(1,000)	(2,000)	$8.70	$2.90	-	$14.60
Balances at December 31, 2009	224,782	174,220	$11.20	$1.75	-	$30.55

The number of shares of common stock underlying options exercisable at December 31, 2009, 2008 and 2007 was 174,220, 117,900 and 131,196, respectively.  The weighted-average remaining contractual life of those options is 5.6 years.  Exercise prices on options outstanding at December 31, 2009, ranged from $1.75 to $30.55 per share as noted in the following table.

Options Outstanding
2009	2008	2007	Range of Exercise Prices
39,480	12,980	14,820	$ 1.75 - $ 9.99
113,680	114,680	137,380	$ 10.00 - $ 14.99
120	120	120	$ 15.00 - $ 19.99
12,800	12,800	14,100	$ 20.00 - $ 24.99
2,740	2,740	4,040	$ 25.00 - $ 29.99
5,400	5,400	5,400	$ 30.00 - $ 30.55
174,220	148,720	175,860

As of December 31, 2009, all outstanding options were fully vested, therefore, there is no unrecognized option compensation expense related to non-vested awards.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

14.	Profit Sharing Plan

The Company has a profit sharing plan that covers the US employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2009, 2008 and 2007, there were no contributions to the plan.

The Company also offers a 401(k) on US employees savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2009, 2008 and 2007 were approximately $35,000, $59,000 and $63,000, respectively.

15.	Derivatives and Other Financial Instruments

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

Natural Gas Contracts:  We manage the risk of changes in natural gas supply prices at our Corpus Christi operation using derivative financial instruments.  Natural gas market prices are volatile and we effectively fix prices for a portion of our natural gas production requirements through the use of swaps.  A swap is a contract between us and a third party to exchange cash based on a designated natural gas price.  Swap contracts require payment to or from us for the amount, if any, that the monthly published gas prices from the source specified in the contract differ from the prices of the New York Mercantile Exchange (NYMEX) natural gas futures during a specified period.  There are no initial cash requirements related to the swap.  The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.  We report the fair value of the derivatives on our balance sheet and changes in fair value are recognized in cost of sales in the period of the change.

On November 18, 2008, the Company entered into a natural gas contract with Bank of America, N.A. for 40,000 MM/Btu's of natural gas which settled on March 1, 2009.  At December 31, 2009, there were no natural gas contracts outstanding.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Foreign Currency Forward Contracts:  We manage the risk of changes in foreign currency exchange rates, primarily at our Malaysian operation, through the use of foreign currency contracts.  Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We report the fair value of the derivatives on our balance sheet and changes in the fair value are recognized in earnings in the period of the change.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		December 31,	December 31,
Derivative Instrument	Location	2009	2008
Foreign Currency Exchange Contracts	Other Current Assets	$3	$-
		$3	$-

Liability Derivatives
		December 31,	December 31,
Derivative Instrument	Location	2009	2008
Natural Gas Swap Contract	Accrued Expenses	$-	$26
Foreign Currency Exchange Contracts	Accrued Expenses	-	1
		$-	$27

The following table summarizes the impact of the Company's derivatives on the condensed consolidated financial statements of operations for the three and twelve month periods ended December 31, 2009 and 2008:

(In thousands)		Amount of Gain (Loss) Recognized in Operations
	Location of Gain	Three Months Ended		Twelve Months Ended
	(Loss) on Derivative	December 31,		December 31,
Derivative Instrument	Instrument	2009	2008	2009	2008
Natural Gas Swap Contract	Cost of Sales	$-	$(26)	$(27)	$(26)
Foreign Currency Exchange Contracts	Other Income (Expense)	3	101	34	(1)
		$3	$75	$7	$(27)

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

16.	Commitments and Contingencies

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

Minimum future rental payments under these and other immaterial leases as of December 31, 2009 are as follows:

Years Ending December 31,
(In thousands)
2010	$672
2011	79
2012	54
2013	54
2014	54
Thereafter	678
Total minimum lease payments	$1,591

Rent expense under these leases was $321,000, $328,000 and $338,000 for the years ended 2009, 2008 and 2007, respectively.

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

For the years ended December 31, 2008 and 2007, no single customer accounted for 10% or more of our total revenues.  For the year ended December 31, 2009, one customer, BASF, accounted for approximately 18% of our total revenues.

18.	Foreign Customer Sales

Revenues from sales to customers located outside the US for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
(In thousands)	2009	2008	2007
Canada, Mexico & South/Central America	$2,115	$2,536	$2,966
Pacific Rim	1,933	3,048	2,273
Europe, Africa & Middle East	5,754	6,924	6,485
Total Sales	$9,802	$12,508	$11,724

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2009, 2008 and 2007

19.	Sales by Product

Revenues from sales by product for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

Product	2009		2008		2007
HITOX	$10,111	42%	$13,182	52%	$14,746	53%
ALUPREM	9,450	39%	7,425	30%	8,493	30%
BARTEX	2,601	11%	3,123	12%	3,215	11%
HALTEX / OPTILOAD	1,646	7%	1,219	5%	996	4%
TIOPREM	12	<1%	30	<1%	-	0%
SR	-	0%	-	0%	12	<1%
OTHER	373	1%	325	1%	499	2%
Total	$24,193	100%	$25,304	100%	$27,961	100%
20.	Subsequent Events

As noted in the Company's Form 8-K filed with the SEC on February 16, 2010, the Company amended its Credit Agreement with the Bank to extend the maturity date of the Credit Agreement from February 15, 2010 to August 15, 2010.  (See Note 3, Long-term Debt and Notes Payable, on page F-17.)

As noted in the Company's Form 8-K filed with the SEC on February 19, 2010, the Board of Directors appointed Barbara Russell as the Company's Chief Financial Officer effective February 12, 2010.

As noted in the Company's Form 8-K filed with the SEC on February 19, 2010, the Shareholders approved an Amendment to the Company's Articles of Incorporation which effected a one for five reverse stock split of the Company's issued and outstanding common stock, effective February 19, 2010. F - 38