Form 10-Q
period 2010-03-31
TOR MINERALS INTERNATIONAL INC
filed 2010-05-05
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010 OR
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

Yes [X]			No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]	Accelerated filer [__]	Non-accelerated filer [__]	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]			No [X]
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value			Shares Outstanding as of April 30, 2010 1,891,354

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Operations -- Three months ended March 31, 2010 and 2009	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three months ended March 31, 2010 and 2009	4
	Condensed Consolidated Balance Sheets -- March 31, 2010 and December 31, 2009	5
	Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2010 and 2009	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures	30

Part II - Other Information

Item 1.	Legal Proceedings	32

Item 6.	Exhibits	32

Signatures		32

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

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
	Three Months Ended March 31,
	2010	2009
NET SALES	$6,856	$5,703
Cost of sales	5,206	4,889
GROSS MARGIN	1,650	814
Technical services and research and development	57	52
Selling, general and administrative expenses	849	1,011
OPERATING INCOME (LOSS)	744	(249)
OTHER INCOME (EXPENSE):
Interest income	-	2
Interest expense	(121)	(112)
Gain (loss) on foreign currency exchange rate	(28)	54
Other, net	-	2
INCOME (LOSS) BEFORE INCOME TAX	595	(303)
Income tax expense (benefit)	11	(34)
NET INCOME (LOSS)	$584	$(269)
Less: Preferred Stock Dividends	15	15
Income (Loss) Available to Common Shareholders	$569	$(284)

Income (loss) per common share:
Basic	$0.30	$(0.15)
Diluted	$0.26	$(0.15)
Weighted average common shares outstanding:
Basic	1,891	1,891
Diluted	2,193	1,891

See accompanying notes.

                                                                                                                3

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands)
	Three Months Ended March 31,
	2010	2009
NET INCOME (LOSS)	$584	$(269)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	415	(881)
Other comprehensive income (loss), net of tax	415	(881)
COMPREHENSIVE INCOME (LOSS)	$999	$(1,150)

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,067	$1,002
Trade accounts receivable, net	3,840	3,380
Inventories	9,519	9,101
Other current assets	750	540
Total current assets	15,176	14,023
PROPERTY, PLANT AND EQUIPMENT, net	18,471	18,800
OTHER ASSETS	52	53
Total Assets	$33,699	$32,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,680	$1,452
Accrued expenses	1,661	1,036
Notes payable under lines of credit	2,512	3,313
Current deferred tax liability	50	60
Current maturities - capital leases	119	140
Current maturities of long-term debt – financial institutions	349	435
Total current liabilities	6,371	6,436
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	25	49
Long-term debt – financial institutions	1,334	1,477
Long-term debt – convertible debentures, net	1,139	1,122
DEFERRED TAX LIABILITY	629	577
Total liabilities	9,498	9,661
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 3/31/2010 and 12/31/2009	2	2
Common stock $.25 par value: authorized, 6,000 shares; 1,891 shares issued and outstanding at 3/31/2010 and 12/31/2009	2,364	2,363
Additional paid-in capital	25,215	25,214
Accumulated deficit	(7,238)	(7,807)
Accumulated other comprehensive income:
Cumulative translation adjustment	3,858	3,443
Total shareholders' equity	24,201	23,215
Total Liabilities and Shareholders' Equity	$33,699	$32,876

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$584	$(269)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	469	428
Share-based compensation	-	26
Warrant interest expense	17	-
Deferred income taxes	10	(35)
Changes in working capital:
Trade accounts receivables	(489)	(487)
Inventories	(225)	912
Other current assets	(200)	(462)
Accounts payable and accrued expenses	870	6
Net cash provided by operating activities	1,036	119

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(102)	(415)
Net cash used in investing activities	(102)	(415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from lines of credit	(732)	856
Net proceeds from export credit refinancing facility	-	260
Payments on capital lease	(39)	(20)
Payments on long-term bank debt	(161)	(209)
Loan origination costs	3	-
Proceeds from the issuance of common stock, and exercise of common stock options	2	-
Preferred stock dividends paid	(15)	(15)
Net cash (used in) provided by financing activities	(942)	872
Effect of exchange rate fluctuations on cash and cash equivalents	73	(416)
Net increase in cash and cash equivalents	65	160
Cash and cash equivalents at beginning of year	1,002	191
Cash and cash equivalents at end of year	$1,067	$351

Supplemental cash flow disclosures:
Interest paid	$104	$112

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

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2009 the Company and the Bank amended the Credit Agreement.  Under the terms of the amendment, the Bank revised the stated maturity date to October 1, 2009 and, subject to the Company’s compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.

As reported in the Company’s Form 8-K filed with the SEC on September 28, 2009, the Bank extended the maturity date on our Line of Credit (the “Line”) and our term loan (the “Term Loan”) from October 1, 2009 to February 15, 2010.  In addition, the September amendment reduced the amount available for borrowing under the Line from $2,500,000 to $2,225,000 and increased the interest rate on the Line and Term Loan from prime plus two and one-half percent to prime plus three percent.

As reported in the Company’s Form 8-K filed with the SEC on February 16, 2010, the Bank extended the maturity date on our Line from February 15, 2010 to August 15, 2010.  As a result, all of the Company’s debt owed to the Bank matures on August 15, 2010.  The Company repaid the outstanding balance on its Term Loan with the Bank in December 2009, and at March 31, 2010, the Company had $1,400,000 drawn on the Line.  In addition, the Company was in compliance with the revised financial covenants for the quarters ended June 30, September 30, December 31, 2009 and March 31, 2010.

As reported in the Company’s Form 8-K filed with the SEC on May 6, 2009, the Company’s Board of Directors authorized the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

As reported in the Company’s Form 10-Q filed with the SEC on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  Under the terms of the Credit Agreement, the Company agreed to use all proceeds in excess of $1 million from the issuance of any of its capital stock, from capital contributions in respect to its capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.  As a result, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company is working diligently to establish a corporate lending relationship with a new financial institution for the Company’s US operations prior to August 15, 2010, the revised maturity date under the Credit Agreement, to refinance outstanding debt with the Bank prior to its revised maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt due to the Bank.  If the Company is unable to refinance the debt due to the Bank prior to its revised maturity or if the Company defaults under the terms of the Credit Agreement prior to its revised maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement.

The Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At March 31, 2010, TMM’s borrowings under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $224,000 and TPT’s borrowings under the credit facility and term loans with Rabobank totaled $2,493,000.  TMM’s credit facilities with HSBC mature on April 30, 2010 and TPT’s credit facility with Rabobank which was renewed on January 1, 2010, has no stated maturity date.

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

Since early 2007, the Company has actively pursued new production methods and new product development.  As a result, the Company introduced new products to the market in 2008 and completed a new powder treatment facility in Malaysia in May 2008.  In addition, the Company has invested in a new powder treatment facility at the US operation which was commissioned in April 2009.  With the new process equipment, the Company replaced natural gas with electricity as the primary energy source at the US operation.  The Company believes that the changes in the manufacturing process in the US and Malaysia, as well as the potential acceptance of its new products in the market, will improve cash flows.  However, the introduction of new products and the sales volume of existing product lines have been negatively impacted by the decline in the global economy.  To offset declines in sales revenue associated with the economy, in 2009 the Company implemented numerous cost cutting measures at each of the three operations, including, but not limited to, reductions in staff, salaries, travel and other discretionary expenses.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC.  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, in our Annual Report on Form 10-K filed with the SEC on March 24, 2010.  Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results for the year ending December 31, 2010.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of state income tax expense of $1,000 and foreign deferred tax expense of approximately $10,000 for the three month period ended March 31, 2010, compared to a foreign deferred tax benefit of approximately $35,000 and state income tax expense of $1,000 for the same three month period in 2009.  Taxes are based on an estimated annualized consolidated effective rate of 1.8% for the year ended December 31, 2010.

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

As of January 1, 2010, we did not have any unrecognized tax benefits and there was no change during the three month period ended March 31, 2010.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the three month period ended March 31, 2010.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Subsequent Events:  The Company evaluates events and transactions occurring after the balance sheet date, but before the consolidated financial statements are available to be issued.  The Company evaluated such events and transactions through the issue date of the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Recently Adopted and Recently Issued Accounting Standards

Transfers and Servicing, Accounting for Transfers of Financial Assets

In December 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance addressing the accounting for transfers of financial assets. This guidance became effective for the Company on January 1, 2010. The guidance changes how companies account for transfers of financial assets and eliminates the concept of qualifying special-purpose entities. Adoption of the guidance did not have an impact on the Company’s results of operations, financial position or liquidity.

Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities

In December 2009, the FASB issued guidance relating to improvements to financial reporting by enterprises involved with variable interest entities. This guidance became effective for the Company on January 1, 2010 and requires the enterprise to qualitatively assess if it is the primary beneficiary of a variable-interest entity (VIE), and, if so, the VIE must be consolidated. Adoption of the standard did not have a material impact on the Company’s results of operations, financial position or liquidity.

The Company reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 3.	Long-Term Debt

A summary of long-term debt follows:

	(Unaudited)
(In thousands)	March 31,	December 31,
	2010	2009
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at March 31, 2010, due April 1, 2013, secured by a Caterpillar front-end loader.	$78	$84
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at March 31, 2010, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (377 Euro)	509	547
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.7% at March 31, 2010, due January 31, 2030, secured by TPT's land and building purchased January 2005. (374 Euro)	506	543
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 6.1% at March 31, 2010, due July 31, 2015, secured by TPT's assets. (271 Euro)	366	406
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 2.0% at March 31, 2010, due June 30, 2010, secured by TMM's property, plant and equipment.	108	191
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.425% at March 31, 2010, due May 30, 2011, secured by TMM's property, plant and equipment.	116	141
Total	1,683	1,912
Less current maturities	349	435
Total long-term debt and notes payable	$1,334	$1,477

US Bank Credit Facility and Term Loans

Bank of America Credit Facility and Term Loans

On April 30, 2009, we and the Bank amended the Credit Agreement.  Under the terms of the amended credit agreement, subject to our compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.

Under the terms of the amendment, the financial covenants were replaced with the following:

  Covenants to be based solely on the results of the US operation
  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0
  (1.66 to 1.0 as of the quarter ending March 31, 2010)
  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 0.85 to 1.0 (4.13 to 1.0 for the quarter ending March 31, 2010)

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

At March 31, 2010, the outstanding balance on the Credit Agreement consisted of $1,400,000 on the Line and we had $850,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The interest rate on the Line was 6.25% at March 31, 2010.

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Form 8-K filed with the SEC on May 6, 2009, the Company’s Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

As reported in the Company’s Form 10-Q filed with the SEC on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  As noted above, under the terms of the Credit Agreement, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at March 31, 2010 was $78,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.45%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2010, TPT had utilized Euro 823,000 ($1,112,000) of its short-term credit facility.

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

Malaysian Bank Credit Facility and Term Loan

On December 15, 2009, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from October 1, 2009 to April 30, 2010.  In addition, the HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance (“BA”) of RM 500,000; (2) an export line (“ECR”) of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($153,000, $767,000 and $1,534,000, respectively).

TMM is currently in the process of renewing its banking facility with RHB Bank Berhad (“RHB”) which matured on October 31, 2009.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($307,000, $2,853,000 and $7,671,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2010, TMM did not have an outstanding balance on the ECR facilities.

TMM is currently negotiating with HSBC and RHB to extend the maturity dates of the bank facilities from April 30, 2010 and October 31, 2009, respectively, to October 31, 2010.  The Company is confident that the bank facilities will be extended; however, there can be no assurance that the facilities will be extended or as to the terms and conditions of the extension of the facility.  If either HSBC or RHB is unwilling to extend the maturity dates of the facility, TMM may not have sufficient liquidity to pay off this indebtedness.

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

On March 5, 2010, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended March 31, 2010, payable on April 1, 2010, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on March 5, 2010.

Note 5.	Fair Value Measurements

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of March 31, 2010.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at March 31, 2010.

	March 31, 2010
(In thousands)	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset for foreign currency derivative financial instruments (including forward contracts)	$56	$-	$56	$-

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

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$1,683	$1,400	$1,912	$1,603
Long-term debt – convertible debentures	1,500	610	1,500	569
	$3,183	$2,010	$3,412	$2,172

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair value due to the short term nature of these instruments.  Accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Capital Lease

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at March 31, 2010 was approximately Euro 135,000 ($185,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($7,081).  The net present value of the lease at March 31, 2010 was Euro 70,000 ($95,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2010 was approximately $11,000.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease term is 36 months with equal monthly installments of $367.  The net present value of the lease at March 31, 2010 was $2,000.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2010 was approximately $9,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at March 31, 2010 was $16,000.

On September 24, 2009, the Company entered into a financial lease agreement with Sympatec for a particle analyzer.  The cost of the equipment under the capital lease, in the amount of $68,722, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2010 was approximately $5,000.  The capital lease is in the amount of $74,220 including interest of $5,498 (implicit interest rate 14.45%).  The lease term is 12 months with equal monthly installments of $6,185.  The net present value of the lease at March 31, 2010 was $30,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 7.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2010	2009
Numerator:
Net Income (Loss)	$584	$(269)
Preferred Stock Dividends	(15)	(15)
Numerator for basic earnings per share - income (loss) available to common shareholders	569	(284)
Effect of dilutive securities:	-	-
Numerator for diluted income (loss) per share - loss available to common shareholders after assumed conversions	$569	$(284)
Denominator:
Denominator for basic income (loss) per share - weighted-average shares	1,891	1,891
Effect of dilutive securities:
Employee stock options	7	-
Detachable warrants	295	-
Dilutive potential common shares	302	-
Denominator for diluted income (loss) per share - weighted-average shares and assumed conversions	2,193	1,891
Basic income (loss) per common share	$0.30	$(0.15)
Diluted income (loss) per common share	$0.26	$(0.15)

Excluded from the computation of diluted earnings per share were a total of 111,000 common shares related to the 200,000 convertible preferred shares at March 31, 2010 and 2009.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

For the three month periods ended March 31, 2010 and 2009, approximately 144,000 and 149,000, respectively, of employee stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

For the three month periods ended March 31, 2010 and 2009, approximately 315,000 shares of common stock exercisable under the warrants were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 8.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments.  All United States manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company’s wholly-owned subsidiaries, TMM, located in Malaysia, and TPT, located in the Netherlands.  A summary of the Company’s manufacturing operations by geographic area is presented below:

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
March 31, 2010
Net Sales:
Customer sales	$4,264	$1,917	$675	$-	$6,856
Intercompany sales	24	482	1,123	(1,629)	-
Total Net Sales	$4,288	$2,399	$1,798	$(1,629)	$6,856

Location profit	$265	$178	$90	$51	$584

Location assets	$10,751	$7,846	$15,102	$-	$33,699

March 31, 2009
Net Sales:
Customer sales	$3,945	$1,392	$366	$-	$5,703
Intercompany sales	-	788	349	(1,137)	-
Total Net Sales	$3,945	$2,180	$715	$(1,137)	$5,703

Location profit (loss)	$(194)	$(24)	$(115)	$64	$(269)

Location assets	$12,141	$7,792	$13,685	$-	$33,618

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

Sales from the subsidiary to the US parent company and between subsidiaries are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of Synthetic Rutile (“SR”), HITOX and ALUPREM.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Stock Options and Equity Compensation Plan

For the three month period ended March 31, 2009, the Company recorded an expense of $26,000, in stock-based employee compensation expense.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of operations.

No options were granted during the three month periods ended March 31, 2010 and 2009.

As of March 31, 2010, all outstanding options were fully vested, therefore, there is no unrecognized option compensation expense related to non-vested awards.

As all options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 10.	Inventories

A summary of inventory follows:

(In thousands)	March 31,	December 31,
	2010	2009
Raw materials	$4,583	$4,178
Work in progress	1,206	1,173
Finished goods	3,200	3,311
Supplies	746	710
Total Inventories	9,735	9,372
Inventory reserve	(216)	(271)
Net Inventories	$9,519	$9,101

Note 11.	Derivatives and Other Financial Instruments

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

Natural Gas Contracts - We manage the risk of changes in natural gas supply prices at our Corpus Christi operation using derivative financial instruments.  Natural gas market prices are volatile and we effectively fix prices for a portion of our natural gas production requirements through the use of swaps.  A swap is a contract between us and a third party to exchange cash based on a designated natural gas price.  Swap contracts require payment to or from us for the amount, if any, that the monthly published gas prices from the source specified in the contract differ from the prices of the New York Mercantile Exchange (NYMEX) natural gas futures during a specified period.  There are no initial cash requirements related to the swap.  The contracts are traded in months forward and settlement dates are scheduled to coincide with gas purchases during that future period.  We report the fair value of the derivatives on our balance sheet and changes in fair value are recognized in cost of sales in the period of the change.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On November 18, 2008, the Company entered into a natural gas contract with Bank of America, N.A. for 40,000 MM/Btu’s of natural gas which settled on March 1, 2009.  For the three month period ended March 31, 2009, we recorded a net expense of approximately $27,000 as a component of our cost of sales.  At March 31, 2010, there were no natural gas contracts outstanding.

Foreign Currency Forward Contracts - We manage the risk of changes in foreign currency exchange rates, primarily at our Malaysian operation, through the use of foreign currency contracts.  Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We report the fair value of the derivatives on our balance sheet and changes in the fair value are recognized in earnings in the period of the change.

At March 31, 2010, we marked these contracts to market, recording income of approximately $56,000 as a component of our year to date net income and as a current asset on the balance sheet.  At March 31, 2009, we marked these contracts to market, recording a net expense of approximately $14,000, respectively, as a component of our year to date net loss and as a current liability on the balance sheet.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		March 31,	December 31,
Derivative Instrument	Location	2010	2009
Foreign Currency Exchange Contracts	Other Current Assets	$56	$3
		$56	$3

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the quarters ended March 31, 2010 and 2009:

(In thousands)		Amount of Gain (Loss) Recognized in Operations
	Location of Gain	Three Months Ended
	(Loss) on Derivative	March 31,
Derivative Instrument	Instrument	2010	2009
Natural Gas Swap Contract	Cost of Sales	$-	$(27)
Foreign Currency Exchange Contracts	Other Income (Expense)	56	(14)
		$56	$(41)

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders and flame retardants used in the manufacture of paints, industrial coatings, plastics, and catalysts applications.  We have operations in the US, Asia and Europe.

Our US Operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM.  The facility is also the Global Headquarters for the Company.  The Asian Operation, located in Ipoh, Malaysia, manufactures SR, HITOX and TIOPREM and our European Operation, located in Hattem, Netherlands, manufactures Alumina based products.

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

Following are our results for the three month periods ended March 31, 2010 and 2009.  The income (loss) per common share and the weighted average common shares outstanding have been adjusted to reflect the one-for-five reverse stock split which was effective February 19, 2010.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended March 31,
	2010	2009
NET SALES	$6,856	$5,703
Cost of sales	5,206	4,889
GROSS MARGIN	1,650	814
Technical services and research and development	57	52
Selling, general and administrative expenses	849	1,011
OPERATING INCOME (LOSS)	744	(249)
OTHER INCOME (EXPENSE):
Interest income	-	2
Interest expense	(121)	(112)
Gain (loss) on foreign currency exchange rate	(28)	54
Other, net	-	2
INCOME (LOSS) BEFORE INCOME TAX	595	(303)
Income tax expense (benefit)	11	(34)
NET INCOME (LOSS)	$584	$(269)

Income (loss) per common share:
Basic	$0.30	$(0.15)
Diluted	$0.26	$(0.15)

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2010 Outlook

In 2010, we anticipate market conditions for our products in certain end markets to improve.  Based on our conversations with customers, economic data and information from other market participants, it appears that the worldwide demand in the paint and plastics markets has started to stabilize.  We saw significant improvement in our more mature HITOX sales during the last quarter of 2009, which has continued during the first quarter of 2010.  In Asia, HITOX sales for in-country use have increased and we are now starting to see production rates for HITOX used in export products increase.  In addition to improving market conditions in the US and Asia, HITOX sales are beginning to benefit from new niche markets, which we are hopeful will generate additional incremental revenue for HITOX this year.

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

From the cost side, increases in energy prices and continued currency movements are expected to be a challenge; and while we do not plan to fill the positions eliminated in 2008 and 2009, we have reinstated our employees’ salaries back to the 2008 level.  We are committed to securing and improving on the savings realized in 2009 from procurement, overhead and working capital programs and continuing to strengthen the balance sheet using operating cash flows to further reduce debt levels.

Looking to the future

Our strategy focuses on pursuing niche markets for paints, plastics, papers and catalysts applications with high value-added products that produce attractive profit margins and have high barriers to entry by competitors.  Our focus is on products that will provide a solid value proposition with our customers and therefore sell at a higher average price and produce more attractive gross margins for TOR.  In addition, the high value-added nature of these products will allow us to create close partnerships with our customers and develop long-term relationships with recurring and predictable revenue streams.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended March 31, 2010 increased approximately $1,153,000 or 20% compared to the first quarter 2009 primarily due to an increase in our sales of HITOX, BARTEX and HALTEX which were partially offset by a decrease in ALUPREM sales.

Following is a summary of our consolidated products sales for the three month periods ended March 31, 2010 and 2009 (in thousands).  All inter-company sales have been eliminated.

(Unaudited)	Three Months Ended March 31,
Product	2010		2009		Variance
HITOX	$2,903	42%	$1,943	34%	$960	49%
ALUPREM	2,383	35%	2,744	48%	(361)	-13%
BARTEX	842	12%	585	10%	257	44%
HALTEX	518	8%	316	6%	202	64%
TIOPREM	77	1%	-	0%	77
OTHER	133	2%	115	2%	18	16%
Total	$6,856	100%	$5,703	100%	$1,153	20%

HITOX sales increased 49% for the three month period ended March 31, 2010 as compared to the same period in 2009 primarily due to an increase in world-wide demand.  This compares to a decline of 49% during the same period a year ago primarily as a result of the weak North American market and the impact of the global economy.

ALUPREM sales decreased 13% during the first quarter of 2010, primarily due to a change in the order pattern of a significant US customer; partially offset by a 33% increase first quarter sales in Europe.  This compares to an increase of 59% during the first quarter of 2009 which was primarily due to an increase in the order pattern of a significant US customer which was partially offset by a decline in sales in Europe of approximately 25%.

BARTEX sales increased 44% during the first quarter of 2010 primarily due to an increase in volume and our customer base.  This follows a decline of approximately 36% during the first quarter of 2009 as our US customers decreased their existing inventory levels primarily as a result of the downturn in the US economy.

HALTEX sales increased 64% and 13% for the quarters ended March 31, 2010 and 2009, respectively.  The increase is related to new business for our standard HALTEX and OPTILOAD specialty products which are gaining acceptance in the marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three month periods ended March 31, 2010 and 2009 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

(Unaudited)	Three Months Ended March 31,
Product	2010		2009		Variance
HITOX	$2,018	47%	$1,498	38%	$520	35%
ALUPREM	687	16%	1,466	37%	(779)	-53%
BARTEX	842	20%	585	15%	257	44%
HALTEX	518	12%	316	8%	202	64%
TIOPREM	72	2%	-	0%	72	0%
OTHER	127	3%	80	2%	47	59%
Total	$4,264	100%	$3,945	100%	$319	8%

  HITOX – Increase in the US market, as well as in Canada and South America.  The increase is primarily related to the gradual improvement in the construction industry.

  ALUPREM – Decrease in US sales of ALUPREM primarily due to a change in the order pattern of a significant customer.
  BARTEX – Increase in US sales of BARTEX primarily related to an increase in demand from existing customers, as well as new customers.
  HALTEX – Increase in US sales of HALTEX primarily related to new business, an increase in demand and the acceptance of our new product, OPTILOAD, in the market place.

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three month periods ended March 31, 2010 and 2009 to third party customers.  All inter-company sales have been eliminated.

(Unaudited)	Three Months Ended March 31,
Product	2010		2009		Variance
ALUPREM	$1,696	89%	$1,278	92%	$418	33%
HITOX	216	11%	114	8%	102	89%
TIOPREM	5	< 1%	-	0%	5	< 1%
Total	$1,917	100%	$1,392	100%	$525	38%

  ALUPREM – Increase in European sales of ALUPREM primarily related to an increase in volume and product mix.

  HITOX – Increase in European sales of HITOX primarily related to gradual improvement in the construction industry.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three month periods ended March 31, 2010 and 2009 to third party customers.  All inter-company sales have been eliminated.

(Unaudited)	Three Months Ended March 31,
Product	2010		2009		Variance
HITOX	$669	99%	$331	90%	$338	102%
OTHER	6	1%	35	10%	(29)	-83%
Total	$675	100%	$366	100%	$309	84%

  HITOX – Increase in Asian sales primarily related to an increase in volume related to the continuing improvement in the economy and the construction industry in Asia.

Other Consolidated Results

Gross Margin:  For the three month period ended March 31, 2010, gross margin increased approximately 9.8% percent, from 14.3% in 2009 to 24.1% in 2010.  Primary factors affecting our gross margin include the mix of products sold during the quarter compared to the same period 2009, as well our efforts to maintain and/or reduce costs and maximize efficiency.  Also contributing to the increase in the gross margin was a reduction in idle plant time resulting from the timing of our SR production at TMM, as well as an increase in production at our US operation of over 50%.

Technical Services and Selling, General, Administrative and Expenses (“SG&A”):  Total SG&A expenses decreased approximately 14.7% during the three month period ended March 31, 2010 as compared to the same period in 2009 primarily due to a reduction in salaries, option compensation expense and accounting fees.  The Company implemented a 20% salary reduction for management and staff in February, 2009.  Effective January 1, 2010, the Company reinstated the salaries for management and staff to their previous level.

Interest Expense:  Net interest expense for the quarter increased approximately $9,000 as compared to the same period in 2009, primarily related to interest on the debentures and warrants issued in 2009, offset by a decrease in long-term debt and our lines of credit.

Income Taxes:  Income taxes consisted of a foreign deferred tax expense of approximately $10,000 and state income tax expense of $1,000 for the three month period ended March 31, 2010, compared to a foreign deferred tax benefit of approximately $35,000 and state income tax expense of $1,000 for the same three month period in 2009.  Taxes are based on an estimated annualized consolidated effective rate of 1.8% for the year ended December 31, 2010.

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

As reported in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2009 the Company and the Bank amended the Credit Agreement.  Under the terms of the amendment, the Bank revised the stated maturity date to October 1, 2009 and, subject to the Company’s compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.

As reported in the Company’s Form 8-K filed with the SEC on September 28, 2009, the Bank extended the maturity date on our Line of Credit (the “Line”) and our term loan (the “Term Loan”) from October 1, 2009 to February 15, 2010.  In addition, the September amendment reduced the amount available for borrowing under the Line from $2,500,000 to $2,225,000 and increased the interest rate on the Line and Term Loan from prime plus two and one-half percent to prime plus three percent.

As reported in the Company’s Form 8-K filed with the SEC on February 16, 2010, the Bank extended the maturity date on our Line from February 15, 2010 to August 15, 2010.  As a result, all of the Company’s debt owed to the Bank matures on August 15, 2010.  The Company repaid the outstanding balance on its Term Loan with the Bank in December 2009, and at March 31 2010, the Company had $1,400,000 drawn on the Line.  In addition, the Company was in compliance with the revised financial covenants for the quarters ended June 30, September 30, December 31, 2009 and March 31, 2010.

As reported in the Company’s Form 8-K filed with the SEC on May 6, 2009, the Company’s Board of Directors authorized the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

As reported in the Company’s Form 10-Q filed with the SEC on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  Under the terms of the Credit Agreement, the Company agreed to use all proceeds in excess of $1 million from the issuance of any of its capital stock, from capital contributions in respect to its capital stock, from the issuance of debentures or the incurrence of permitted subordinated indebtedness (as defined in the Credit Agreement) to prepay the loans and other obligations under the Credit Agreement.  As a result, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is working diligently to establish a corporate lending relationship with a new financial institution for the Company’s US operations prior to August 15, 2010, the revised maturity date under the Credit Agreement, to refinance outstanding debt with the Bank prior to its revised maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt due to the Bank.  If the Company is unable to refinance the debt due to the Bank prior to its revised maturity or if the Company defaults under the terms of the Credit Agreement prior to its revised maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement.

The Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At March 31, 2010, TMM’s borrowings under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $224,000 and TPT’s borrowings under the credit facility and term loans with Rabobank totaled $2,493,000.  TMM’s credit facilities with HSBC mature on April 30, 2010 and TPT’s credit facility with Rabobank, which was renewed on January 1, 2010, has no stated maturity date.

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

Since early 2007, the Company has actively pursued new production methods and new product development.  As a result, the Company introduced new products to the market in 2008 and completed a new powder treatment facility in Malaysia in May 2008.  In addition, the Company has invested in a new powder treatment facility at the US operation which was commissioned in April 2009.  With the new process equipment, the Company replaced natural gas with electricity as the primary energy source at the US operation.  The Company believes that the changes in the manufacturing process in the US and Malaysia, as well as the potential acceptance of its new products in the market, will improve cash flows.  However, the introduction of new products and the sales volume of existing product lines have been negatively impacted by the decline in the global economy.  To offset declines in sales revenue associated with the economy, in 2009 the Company implemented numerous cost cutting measures at each of the three operations, including, but not limited to, reductions in staff, salaries, travel and other discretionary expenses.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Long-term Debt

Following is a schedule of our long-term debt.

	(Unaudited)
(In thousands)	March 31,	December 31,
	2010	2009
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at March 31, 2010, due April 1, 2013, secured by a Caterpillar front-end loader.	$78	$84
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at March 31, 2010, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (377 Euro)	509	547
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.7% at March 31, 2010, due January 31, 2030, secured by TPT's land and building purchased January 2005. (374 Euro)	506	543
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 6.1% at March 31, 2010, due July 31, 2015, secured by TPT's assets. (271 Euro)	366	406
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 2.0% at March 31, 2010, due June 30, 2010, secured by TMM's property, plant and equipment.	108	191
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.425% at March 31, 2010, due May 30, 2011, secured by TMM's property, plant and equipment.	116	141
Total	1,683	1,912
Less current maturities	349	435
Total long-term debt and notes payable	$1,334	$1,477

US Operations

Bank of America Credit Facility and Term Loans

On April 30, 2009, we and the Bank amended the Credit Agreement.  Under the terms of the amended credit agreement, subject to our compliance with the terms and conditions contained in the amendment, including revised financial covenants, the Bank agreed not to exercise any of its rights or remedies relating to the existing events of default under the Credit Agreement.

Under the terms of the amendment, the financial covenants were replaced with the following:

  Covenants to be based solely on the results of the US operation
  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0
  (1.66 to 1.0 as of the quarter ending March 31, 2010)
  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 0.85 to 1.0
  (4.13 to 1.0 for the quarter ending March 31, 2010)

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

At March 31, 2010, the outstanding balance on the Credit Agreement consisted of $1,400,000 on the Line and we had $850,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The interest rate on the Line was 6.25% at March 31, 2010.

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Form 8-K filed with the SEC on May 6, 2009, the Company’s Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company’s directors.

As reported in the Company’s Form 10-Q filed with the SEC on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  As noted above, under the terms of the Credit Agreement, the Company applied the $500,000 received from the sale of Debentures to its outstanding real estate loan with the Bank in August 2009.

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at March 31, 2010 was $78,000.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity dated.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.45%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2010, TPT had utilized Euro 823,000 ($1,112,000) of its short-term credit facility.

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

Malaysian Operation

On December 15, 2009, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from October 1, 2009 to April 30, 2010.  In addition, the HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance (“BA”) of RM 500,000; (2) an export line (“ECR”) of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($153,000, $767,000 and $1,534,000, respectively).

TMM is currently in the process of renewing its banking facility with RHB Bank Berhad (“RHB”) which matured on October 31, 2009.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($307,000, $2,853,000 and $7,671,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2010, TMM did not have an outstanding balance on the ECR facilities.

TMM is currently negotiating with HSBC and RHB to extend the maturity dates of the bank facilities from April 30, 2010 and October 31, 2009, respectively, to October 31, 2010.  The Company is confident that the bank facilities will be extended; however, there can be no assurance that the facilities will be extended or as to the terms and conditions of the extension of the facility.  If either HSBC or RHB is unwilling to extend the maturity dates of the facility, TMM may not have sufficient liquidity to pay off this indebtedness.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents increased $65,000 from December 31, 2009 to March 31, 2010 as compared to an increase of $160,000 from December 31, 2008 to March 31, 2009.

	(Unaudited)
	Three Months Ended March 31,
(In thousands)	2010	2009
Net cash provided by (used in)
Operating activities	$1,036	$119
Investing activities	(102)	(415)
Financing activities	(942)	872
Effect of exchange rate fluctuations	73	(416)
Net change in cash and cash equivalents	$65	$160

Operating Activities

Operating activities provided $1,036,000 during the first three months of 2010.  Following are the major changes in working capital affecting cash provided by operating activities for the three month period ended March 31, 2010:

  Accounts Receivable:  Accounts receivable increased $489,000 as compared to an increase of $487,000 for the same period in 2009.  The increase in accounts receivable is primarily due to stronger sales in the first quarter 2010 at each of the Company’s three operations as compared to the fourth quarter 2009.  Accounts receivable decreased $116,000 at the Corpus Christi operation and increased $360,000 and $245,000 at TPT and TMM, respectively.
  Inventories: Inventories increased $225,000 as compared to a decrease of $912,000 for the same period in 2009.  Inventories at the Corpus Christi operation decreased $455,000 primarily related to a decrease in both finished goods and raw materials.  TPT’s increased $55,000 primarily due to an increase in finished goods and TMM’s increased approximately $625,000 primarily due to the timing of SR production.
  Other Current Assets:  Other current assets increased $200,000 as compared to an increase of $462,000 for the same period in 2009.  At the Corpus Christi operation, prepaid expenses increased $10,000 primarily due to insurance; at TPT $124,000 related to prepaid insurance and pension expense; and at TMM $66,000 primarily related to insurance.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $870,000 as compared to an increase of $6,000 for the same period in 2009.  Accounts payable and accrued expenses at the Corpus Christi operation increased $87,000; TPT’s increased $138,000 and TMM’s increased $645,000 primarily relating to raw materials for the production of SR.

Investing Activities

We used cash of $102,000 in investing activities during the first three months of 2010 primarily for the purchase of fixed assets as compared to $415,000 during the same period 2009.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $71,000 primarily related to capital maintenance and computer equipment, as compared to $395,000 for the same period in 2009 for equipment related to new process technologies to convert a majority of our production from natural gas to electricity.
  Netherlands Operation:  We invested approximately $28,000 at TPT for new production equipment, as compared to $14,000 for the same period in 2009.
  Malaysian Operation:  We invested approximately $3,000 at TMM for new equipment, as compared to $6,000 for the same period in 2009.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

We used $942,000 in financing activities during the three month period ended March 31, 2010 as compared to cash provided by financing activities of $872,000 for the same period 2009.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit decreased $700,000 as compared to an increase of $850,000 for the same period 2009 which was primarily used for working capital.  Borrowings at TPT decreased approximately $32,000 as compared to an increase of $6,000 for the same period in 2009.
  Export Credit Refinancing Facility (ECR):  TMM had no borrowings on the ECR during the three month period ended March 31, 2010 as compared to an increase of $260,000 for the same period in 2009 which was primarily used for working capital.
  Capital Leases:  Capital leases decreased approximately $39,000 related to lease payments at both the Corpus Christi operation and at TPT during the first quarter 2010 as compared to a decrease of approximately $20,000 for the same period in 2009.
  Long-term Debt – Financial Institutions:  Long-term debt decreased approximately $161,000 during the three month period ended March 31, 2010.  At the Corpus Christi operation, long-term debt decreased $6,000; at TPT $30,000 and at TMM $125,000.  This compares to a decrease in long-term debt of approximately $209,000 for the same period in 2009.
  Preferred Stock Dividends:  We paid dividends of $15,000 on our Series A convertible preferred stock for both the three month periods ended March 31, 2010 and 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2009 Annual Report on Form 10-K except as noted above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 5, 2010	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	May 5, 2010	BARBARA RUSSELL Barbara Russell Chief Financial Officer

