Form 10-Q
period 2010-06-30
TOR MINERALS INTERNATIONAL INC
filed 2010-08-10
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 OR
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

Large accelerated filer [__]	Accelerated filer [__]	Non-accelerated filer [__]	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]			No [X]
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value			Shares Outstanding as of July 31, 2010 1,908,188

1

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Operations -- Three and six months ended June 30, 2010 and 2009	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three and six months ended June 30, 2010 and 2009	4
	Condensed Consolidated Balance Sheets -- June 30, 2010 and December 31, 2009	5
	Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2010 and 2009	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	29

Part II - Other Information

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	31

Signatures		31

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

2

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET SALES	$7,928	$5,654	$14,784	$11,357
Cost of sales	6,325	4,789	11,531	9,678
GROSS MARGIN	1,603	865	3,253	1,679
Technical services and research and development	61	40	118	92
Selling, general and administrative expenses	971	725	1,820	1,736
OPERATING INCOME (LOSS)	571	100	1,315	(149)
OTHER INCOME (EXPENSE):
Interest income	-	-	-	2
Interest expense	(112)	(136)	(233)	(248)
Gain (loss) on foreign currency exchange rate	34	(12)	6	42
Other, net	-	2	-	4
INCOME (LOSS) BEFORE INCOME TAX	493	(46)	1,088	(349)
Income tax expense (benefit)	23	(38)	34	(72)
NET INCOME (LOSS)	$470	$(8)	$1,054	$(277)
Less: Preferred Stock Dividends	15	15	30	30
Income (Loss) Available to Common Shareholders	$455	$(23)	$1,024	$(307)

Income (loss) per common share:
Basic	$0.24	$(0.01)	$0.54	$(0.16)
Diluted	$0.18	$(0.01)	$0.43	$(0.16)
Weighted average common shares outstanding:
Basic	1,897	1,891	1,894	1,891
Diluted	2,585	1,891	2,389	1,891
See accompanying notes.
3

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET INCOME (LOSS)	$470	$(8)	$1,054	$(277)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	(325)	681	90	(200)
Other comprehensive income (loss), net of tax	(325)	681	90	(200)
COMPREHENSIVE INCOME (LOSS)	$145	$673	$1,144	$(477)
See accompanying notes.
4

TOR Minerals International, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share amounts)
	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$984	$1,002
Trade accounts receivable, net	4,170	3,380
Inventories	10,859	9,101
Other current assets	696	540
Total current assets	16,709	14,023
PROPERTY, PLANT AND EQUIPMENT, net	17,844	18,800
OTHER ASSETS	45	53
Total Assets	$34,598	$32,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,840	$1,452
Accrued expenses	2,443	1,036
Notes payable under lines of credit	1,462	3,313
Export credit refinancing facility	1,031	-
Current deferred tax liability	50	60
Current maturities - capital leases	93	140
Current maturities of long-term debt – financial institutions	248	435
Total current liabilities	7,167	6,436
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	4	49
Long-term debt – financial institutions	1,164	1,477
Long-term debt – convertible debentures, net	1,180	1,122
DEFERRED TAX LIABILITY	640	577
Total liabilities	10,155	9,661
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 6/30/2010 and 12/31/2009	2	2
Common stock $1.25 par value: authorized, 6,000 shares; 1,908 and 1,891 shares issued and outstanding at 6/30/2010 and 12/31/2009, respectively	2,385	2,363
Additional paid-in capital	25,306	25,214
Accumulated deficit	(6,783)	(7,807)
Accumulated other comprehensive income:
Cumulative translation adjustment	3,533	3,443
Total shareholders' equity	24,443	23,215
Total Liabilities and Shareholders' Equity	$34,598	$32,876
See accompanying notes.
5

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,054	$(277)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	937	862
Share-based compensation	91	50
Warrant interest expense	33	9
Deferred income taxes	24	(75)
Provision for bad debts	-	(3)
Changes in working capital:
Trade accounts receivables	(886)	(761)
Inventories	(1,604)	1,191
Other current assets	(165)	(527)
Accounts payable and accrued expenses	1,883	(1,139)
Net cash provided by (used in) operating activities	1,367	(670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(420)	(578)
Proceeds from sales of property, plant and equipment	17	-
Net cash used in investing activities	(403)	(578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from lines of credit	(1,675)	1,098
Net proceeds from export credit refinancing facility	1,031	15
Payments on capital lease	(75)	(43)
Payments on long-term bank debt	(292)	(496)
Proceeds from convertible debentures	-	1,475
Increase in restricted cash	-	(475)
Proceeds from the issuance of common stock, and exercise of common stock options	48	-
Preferred stock dividends paid	(30)	(30)
Net cash (used in) provided by financing activities	(993)	1,544
Effect of exchange rate fluctuations on cash and cash equivalents	11	(283)
Net (decrease) increase in cash and cash equivalents	(18)	13
Cash and cash equivalents at beginning of year	1,002	191
Cash and cash equivalents at end of year	$984	$204

Supplemental cash flow disclosures:
Interest paid	$233	$236
Income taxes paid	$10	$-
See accompanying notes.
6

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Going Concern

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2010, the Company was not in compliance with the Consolidated Fixed Charge Ratio and the Consolidated Funded Debt to EBITDA Ratio covenants under our US Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”) as of December 31, 2008 and March 31, 2009.  As a result, the Bank notified the Company of its decision to terminate the Credit Agreement.

As reported in the Company’s Form 8-K filed with the SEC on February 16, 2010, the Bank extended the maturity date on our Line of Credit (the “Line”) from February 15, 2010 to August 15, 2010.  As a result, all of the Company’s debt owed to the Bank matures on August 15, 2010.  The Company repaid the outstanding balance on its two Term Loans with the Bank in 2009, and at June 30, 2010, the Company had $500,000 drawn on the Line.  In addition, the Company was in compliance with the revised financial covenants for each quarter ended from June 30, 2009 through June 30, 2010.

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

The Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At June 30, 2010, TMM’s borrowings under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $1,147,000 and TPT’s borrowings under the credit facility and term loans with Rabobank totaled $2,186,000.  TMM’s credit facilities with HSBC mature on October 30, 2010 and TPT’s credit facility with Rabobank, which was renewed on January 1, 2010, has no stated maturity date.

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

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, in our Annual Report on Form 10-K filed with the SEC on March 24, 2010.  Operating results for the three-month and six month periods ended June 30, 2010, are not necessarily indicative of the results for the year ending December 31, 2010.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal and state income tax expense of $12,000 and $4,000, respectively, and foreign deferred tax expense of approximately $7,000 for the three month period ended June 30, 2010, compared to a foreign deferred tax benefit of approximately $40,000 and state income tax expense of $2,000 for the same three month period in 2009.  For the six month period ended June 30, 2010, we recorded federal and state tax expense of $12,000 and $5,000, respectively, and foreign deferred tax expense of $17,000, compared to a foreign deferred tax benefit of $75,000 and state income of $3,000 during the same period of 2009.  Taxes are based on an estimated annualized consolidated effective rate of 3.1% for the year ending December 31, 2010.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2006 through December 31, 2009.  Our state returns, which are filed in Texas, Ohio and Michigan, are subject to examination for the tax years ended December 31, 2005 through December 31, 2009.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ended December 31, 2004 through December 31, 2009.

As of January 1, 2010, we did not have any unrecognized tax benefits and there was no change during the six month period ended June 30, 2010.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the three and six month periods ended June 30, 2010.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

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

Note 3.	Long-Term Debt

A summary of long-term debt to financial institutions follows:

	(Unaudited)
(In thousands)	June 30,	December 31,
	2010	2009
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at June 30, 2010, due April 1, 2013, secured by a Caterpillar front-end loader.	$72	$84
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at June 30, 2010, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (372 Euro)	455	547
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.7% at June 30, 2010, due January 31, 2030, secured by TPT's land and building purchased January 2005. (370 Euro)	453	543
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 6.1% at June 30, 2010, due July 31, 2015, secured by TPT's assets. (258 Euro)	316	406
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 2.0% at June 30, 2010, due June 30, 2010, secured by TMM's property, plant and equipment.	91	191
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.625% at June 30, 2010, due May 30, 2011, secured by TMM's property, plant and equipment.	25	141
Total	1,412	1,912
Less current maturities	248	435
Total long-term debt and notes payable - financial institutions	$1,164	$1,477
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

Under the terms of the amendment, the financial covenants were replaced with the following:

  Covenants to be based solely on the results of the US operation
  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 (1.59 to 1.0 as of the quarter ended June 30, 2010)
  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 0.85 to 1.0 (5.39 to 1.0 for the quarter ended June 30, 2010)

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

At June 30, 2010, the outstanding balance on the Credit Agreement consisted of $500,000 on the Line and we had $1,750,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The interest rate on the Line was 6.25% at June 30, 2010.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at June 30, 2010 was $72,000.

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.3%), is secured by TPT’s accounts receivable and inventory.  At June 30, 2010, TPT had utilized Euro 786,000 ($962,000) of its short-term credit facility.

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

Malaysian Bank Credit Facility and Term Loan

On April 30, 2010, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2010 to October 1, 2010.  In addition, the HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance (“BA”) of RM 500,000; (2) an export line (“ECR”) of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($154,000, $772,000 and $1,545,000, respectively).

TMM is currently in the process of renewing its banking facility with RHB Bank Berhad (“RHB”) which matured on October 31, 2009.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($309,000, $2,873,000 and $7,724,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2010, TMM had utilized RM 3,335,000 ($1,031,000) of the ECR facilities.

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

On June 5, 2010, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended June 30, 2010, payable on July 1, 2010, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on June 5, 2010.

Note 5.	Fair Value Measurements

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of June 30, 2010.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at June 30, 2010.

	June 30, 2010
(In thousands)	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset for foreign currency derivative financial instruments (including forward contracts)	$57	$-	$57	$-

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

	June 30, 2010		December 31, 2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$1,412	$1,163	$1,912	$1,603
Long-term debt – convertible debentures	1,500	660	1,500	569
	$2,912	$1,823	$3,412	$2,172

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

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at June 30, 2010 was approximately Euro 141,000 ($173,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($6,418).  The net present value of the lease at June 30, 2010 was Euro 56,000 ($68,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2010 was approximately $12,000.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease term is 36 months with equal monthly installments of $367.  The net present value of the lease at June 30, 2010 was $2,000.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2010 was approximately $10,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at June 30, 2010 was $15,000.

On September 24, 2009, the Company entered into a financial lease agreement with Sympatec for a particle analyzer.  The cost of the equipment under the capital lease, in the amount of $68,722, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2010 was approximately $6,000.  The capital lease is in the amount of $74,220 including interest of $5,498 (implicit interest rate 14.45%).  The lease term is 12 months with equal monthly installments of $6,185.  The net present value of the lease at June 30, 2010 was $12,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 7.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net Income (Loss)	$470	$(8)	$1,054	$(277)
Preferred Stock Dividends	(15)	(15)	(30)	(30)
Numerator for basic earnings per share - income (loss) available to common shareholders	455	(23)	1,024	(307)
Effect of dilutive securities:	-	-	-	-
Numerator for diluted income (loss) per share - loss available to common shareholders after assumed conversions	$455	$(23)	$1,024	$(307)
Denominator:
Denominator for basic income (loss) per share - weighted-average shares	1,897	1,891	1,894	1,891
Effect of dilutive securities:
Employee stock options	15	-	11	-
Detachable warrants	673	-	484	-
Dilutive potential common shares	688	-	495	-
Denominator for diluted income (loss) per share - weighted-average shares and assumed conversions	2,585	1,891	2,389	1,891
Basic income (loss) per common share	$0.24	$(0.01)	$0.54	$(0.16)
Diluted income (loss) per common share	$0.18	$(0.01)	$0.43	$(0.16)

Excluded from the computation of diluted earnings per share were a total of 111,000 common shares related to the 200,000 convertible preferred shares at June 30, 2010 and 2009.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

For the three and six month periods ended June 30, 2010 and 2009, approximately 153,000 and 152,000, respectively, of employee stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

For the three and six month periods ended June 30, 2010 and 2009, approximately 315,000 shares of common stock exercisable under the warrants were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
June 30, 2010
Net Sales:
Customer sales	$4,934	$2,252	$742	$-	$7,928
Intercompany sales	-	475	1,519	(1,994)	-
Total Net Sales	$4,934	$2,727	$2,261	$(1,994)	$7,928

Location profit	$228	$179	$8	$55	$470

June 30, 2009
Net Sales:
Customer sales	$3,861	$1,225	$568	$-	$5,654
Intercompany sales	-	554	1,075	(1,629)	-
Total Net Sales	$3,861	$1,779	$1,643	$(1,629)	$5,654

Location profit (loss)	$52	$(155)	$28	$67	$(8)
As of and for the six months ended:
June 30, 2010
Net Sales:
Customer sales	$9,198	$4,169	$1,417	$-	$14,784
Intercompany sales	24	957	2,642	(3,623)	-
Total Net Sales	$9,222	$5,126	$4,059	$(3,623)	$14,784

Location profit	$493	$357	$98	$106	$1,054

Location assets	$12,081	$7,182	$15,335	$-	$34,598

June 30, 2009
Net Sales:
Customer sales	$7,806	$2,617	$934	$-	$11,357
Intercompany sales	-	1,342	1,424	(2,766)	-
Total Net Sales	$7,806	$3,959	$2,358	$(2,766)	$11,357

Location profit (loss)	$(142)	$(179)	$(87)	$131	$(277)

Location assets	$12,657	$8,051	$13,961	$-	$34,669
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

For the three month period ended June 30, 2010 and 2009, the Company recorded stock-based employee compensation expense of $91,000 and $24,000, respectively.  For the six month period ended June 30, 2010 and 2009, the Company recorded stock-based employee compensation expense of $91,000 and $50,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company granted 23,404 and 20,000 options during the six month periods ended June 30, 2010 and 2009.

As of June 30, 2010, all outstanding options were fully vested, therefore, there is no unrecognized option compensation expense related to non-vested awards.

As all options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 10.	Inventories

A summary of inventory follows:

(In thousands)	June 30,	December 31,
	2010	2009
Raw materials	$6,284	$4,178
Work in progress	1,150	1,173
Finished goods	2,850	3,311
Supplies	665	710
Total Inventories	10,949	9,372
Inventory reserve	(90)	(271)
Net Inventories	$10,859	$9,101
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

On November 18, 2008, the Company entered into a natural gas contract with Bank of America, N.A. for 40,000 MM/Btu’s of natural gas.  The contract settled on March 1, 2009 at which time we recorded a net expense of approximately $27,000 as a component of our cost of sales.  At June 30, 2010, there were no natural gas contracts outstanding.

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

At June 30, 2010, we marked these contracts to market, recording $57,000 as a current asset on the balance sheet.  For the three and six month periods ended June 30, 2010, we recorded $57,000 and $113,000, respectively, as a component of our net income.  For the three and six month periods ended June 30, 2009, we recorded $23,000 and $9,000, respectively, as a component of our net loss.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		June 30,	December 31,
Derivative Instrument	Location	2010	2009
Foreign Currency Exchange Contracts	Other Current Assets	$57	$3
		$57	$3

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and six month periods ended June 30, 2010 and 2009:

(In thousands)		Amount of Gain (Loss) Recognized in Operations
	Location of Gain	Three Months Ended		Six Months Ended
	(Loss) on Derivative	June 30,		June 30,
Derivative Instrument	Instrument	2010	2009	2010	2009
Natural Gas Swap Contract	Cost of Sales	$-	$-	$-	$(27)
Foreign Currency Exchange Contracts	Other Income (Expense)	57	23	113	9
		$57	$23	$113	$(18)
18

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Following are our results for the three and six month periods ended June 30, 2010 and 2009.  The income (loss) per common share and the weighted average common shares outstanding have been adjusted to reflect the one-for-five reverse stock split which was effective February 19, 2010.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET SALES	$7,928	$5,654	$14,784	$11,357
Cost of sales	6,325	4,789	11,531	9,678
GROSS MARGIN	1,603	865	3,253	1,679
Technical services and research and development	61	40	118	92
Selling, general and administrative expenses	971	725	1,820	1,736
OPERATING INCOME (LOSS)	571	100	1,315	(149)
OTHER INCOME (EXPENSE):
Interest income	-	-	-	2
Interest expense	(112)	(136)	(233)	(248)
Gain (loss) on foreign currency exchange rate	34	(12)	6	42
Other, net	-	2	-	4
INCOME (LOSS) BEFORE INCOME TAX	493	(46)	1,088	(349)
Income tax expense (benefit)	23	(38)	34	(72)
NET INCOME (LOSS)	$470	$(8)	$1,054	$(277)

Income (loss) per common share:
Basic	$0.24	$(0.01)	$0.54	$(0.16)
Diluted	$0.18	$(0.01)	$0.43	$(0.16)
19

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2010 Outlook

In 2010, we anticipate market conditions for our products in certain end markets to improve.  Based on our conversations with customers, economic data and information from other market participants, it appears that the worldwide demand in the paint and plastics markets has started to stabilize.  We saw significant improvement in our more mature HITOX sales during the last quarter of 2009, which has continued during the first six months of 2010.  In Asia, HITOX sales for in-country use have increased and we are now starting to see production rates for HITOX used in export products increase.  In addition to improving market conditions in the US and Asia, HITOX sales are beginning to benefit from new niche markets, which we are hopeful will generate additional incremental revenue for HITOX this year.

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

Looking to the future

Our strategy focuses on pursuing niche markets for paints, plastics, papers and catalysts applications with high value-added products that produce attractive profit margins and have high barriers to entry by competitors.  Our focus is on products that will provide a solid value proposition with our customers and therefore sell at a higher average price and produce more attractive gross margins for us.  In addition, the high value-added nature of these products will allow us to create close partnerships with our customers and develop long-term relationships with recurring and predictable revenue streams.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the three and six month periods ended June 30, 2010 increased approximately $2,274,000 or 40% and $3,427,000 or 30%, respectively, as compared to the same three and six month periods of 2009 when we experienced declines in our consolidated net sales of $1,262,000 or 18% and $2,305,000 or 17%, respectively.

Following is a summary of our consolidated products sales for the three and six month periods ended June 30, 2010 and 2009 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2010		2009		Variance		2010		2009		Variance
HITOX	$3,095	39%	$2,840	50%	$255	9%	$5,998	41%	$4,783	42%	$1,215	25%
ALUPREM	2,936	37%	1,781	32%	1,155	65%	5,319	36%	4,525	40%	794	18%
BARTEX	977	12%	618	11%	359	58%	1,819	12%	1,203	11%	616	51%
HALTEX	841	11%	333	6%	508	153%	1,359	9%	649	6%	710	109%
TIOPREM	9	<1%	3	<1%	6	200%	86	1%	3	<1%	83	2767%
OTHER	70	1%	79	1%	(9)	-11%	203	1%	194	1%	9	5%
Total	$7,928	100%	$5,654	100%	$2,274	40%	$14,784	100%	$11,357	100%	$3,427	30%

HITOX sales increased 9% and 25% for the three and six month periods ended June 30, 2010, respectively, as compared to the same periods in 2009 primarily due to an increase in world-wide demand.  This compares to a decline of 19% and 35% during the same three and six month periods ended June 30, 2009, respectively, as a result of the weak North American market and the impact of the global economy.

ALUPREM sales increased 65% during the second quarter of 2010 and 18% for the six month period ended June 30, 2010, as compared to the same periods of 2009 primarily due to an increase in sales in Europe.  This compares to a decrease of 19% and an increase of 15% during the same three and six month periods of 2009, respectively.

BARTEX sales increased 58% during the second quarter of 2010 and 51% for the six month period ended June 30, 2010 primarily due to an increase in volume and our customer base.  This follows a decline of approximately 24% and 30% during the same three and six month periods of 2009, respectively, primarily as a result of the downturn in the US economy.

HALTEX sales increased 153% and 109% for the three and six month periods ended June 30, 2010, respectively.  This compares to an increase of 17% and 15% for the same three and six month periods of 2009, respectively.  The year over year increase is related to new business for our standard HALTEX and newer OPTILOAD specialty products which are gaining acceptance in the marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three and six month periods ended June 30, 2010 and 2009 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2010		2009		Variance		2010		2009		Variance
HITOX	$2,164	44%	$2,100	54%	$64	3%	$4,182	45%	$3,598	46%	$584	16%
ALUPREM	883	18%	732	19%	151	21%	1,570	17%	2,198	28%	(628)	-29%
BARTEX	977	20%	618	16%	359	58%	1,819	20%	1,203	16%	616	51%
HALTEX	841	17%	333	9%	508	153%	1,359	15%	649	8%	710	109%
TIOPREM	3	<1%	3	<1%	-	0%	75	1%	3	<1%	72	< 1%
OTHER	66	1%	75	2%	(9)	-12%	193	2%	155	2%	38	25%
Total	$4,934	100%	$3,861	100%	$1,073	28%	$9,198	100%	$7,806	100%	$1,392	18%

  HITOX – Sales during the second quarter increased 17% and 2% in Canada and South America, respectively, as compared to the same period in 2009.  US sales trailed the second quarter last year by 3% resulting in a net increase for the quarter of 3%.  This compares to a net decrease in the second quarter of 2009 of 14%.  Year to date, HITOX sales increased 16% primarily related to the gradual improvement in the construction industry, as compared to a decrease of 31% during the same six month period of 2009.

  ALUPREM – Sales during the second quarter increased 21% as compared to the same three month period in 2009; and, year to date, ALUPREM sales decreased 29% due to lower sales in the first quarter of 2010 as compared to the same period of 2009.  The net change in US sales of ALUPREM was due to a change in the order pattern of a significant customer.
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
22

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three and six month periods ended June 30, 2010 and 2009 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2010		2009		Variance		2010		2009		Variance
ALUPREM	$2,053	91%	$1,049	86%	$1,004	96%	$3,749	90%	$2,327	89%	$1,422	61%
HITOX	193	9%	176	14%	17	10%	409	10%	290	11%	119	41%
TIOPREM	6	<1%	-	0%	6	< 1%	11	<1%	-	0%	11	< 1%
Total	$2,252	100%	$1,225	100%	$1,027	84%	$4,169	100%	$2,617	100%	$1,552	59%

  ALUPREM – Increase in European sales of ALUPREM of 96% and 61% for the three and six month periods ended June 30, 2010, respectively, primarily related to an increase in volume, customer base and product mix.  This compares to a decrease of 42% and 34% for the same three and six month periods of 2009, respectively.

  HITOX – Increase in European sales of HITOX of 10% and 41% for the three and six month periods ended June 30, 2010, respectively, primarily related to gradual improvement in the construction industry.  This compares to a decrease of 40% and 45% for the same three and six month periods of 2009, respectively.

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and six month periods ended June 30, 2010 and 2009 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2010		2009		Variance		2010		2009		Variance
HITOX	$738	100%	$564	99%	$174	31%	$1,407	99%	$895	96%	$512	57%
OTHER	4	<1%	4	1%	-	0%	10	1%	39	4%	(29)	-74%
Total	$742	100%	$568	100%	$174	31%	$1,417	100%	$934	100%	$483	52%

  HITOX – Increase in Asian sales of 31% and 57% for the three and six month periods ended June 30, 2010, respectively, primarily related to an increase in volume related to the continuing improvement in the economy and the construction industry in Asia.  This compares to a decrease of 28% and 43% for the same three and six month periods of 2009, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  For the three and six month periods ended June 30, 2010, gross margin increased approximately 4.9% and 7.2%, respectively.  Primary factors affecting our gross margin include the mix of products sold during the three and six month periods compared to the same periods of 2009, as well our efforts to maintain and/or reduce costs and maximize efficiency.  Also contributing to the increase in the gross margin was a reduction in idle plant time resulting from the timing of our SR production at TMM, as well as an increase in production at our US operation of over 50%.

Technical Services and Selling, General, Administrative and Expenses (“SG&A”):  Total SG&A expenses increased approximately 33.9% during the three month period ended June 30, 2010 as compared to the same period in 2009 primarily due to an increase in option compensation expense, legal fees and sales commissions.  For the six month period ended June 30, 2010, SG&A expenses increased approximately 4.8% primarily related to an increase in option compensation expense.  The Company implemented a 20% salary reduction for management and staff in February, 2009.  Effective January 1, 2010, the Company reinstated the salaries for management and staff to their previous level.

Interest Expense:  Net interest expense for the three and six month periods ended June 30, 2010 decreased approximately $24,000 and $15,000, respectively, as compared to the same periods of 2009, primarily due to a decrease in long-term debt and our lines of credit, offset by interest on the debentures and warrants issued in 2009.

Income Taxes:  Income taxes consisted of federal and state income tax expense of $12,000 and $4,000, respectively, and foreign deferred tax expense of approximately $7,000 for the three month period ended June 30, 2010, compared to a foreign deferred tax benefit of approximately $40,000 and state income tax expense of $2,000 for the same three month period in 2009.  For the six month period ended June 30, 2010, we recorded federal and state tax expense of $12,000 and $5,000, respectively, and foreign deferred tax expense of $17,000, compared to a foreign deferred tax benefit of $75,000 and state income of $3,000 during the same period of 2009.  Taxes are based on an estimated annualized consolidated effective rate of 3.1% for the year ended December 31, 2010.

Liquidity, Capital Resources and Other Financial Information

Going Concern

The condensed consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2010, the Company was not in compliance with the Consolidated Fixed Charge Ratio and the Consolidated Funded Debt to EBITDA Ratio covenants under our US Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (the “Bank”) as of December 31, 2008 and March 31, 2009.  As a result, the Bank notified the Company of its decision to terminate the Credit Agreement.

As reported in the Company’s Form 8-K filed with the SEC on February 16, 2010, the Bank extended the maturity date on our Line of Credit (the “Line”) from February 15, 2010 to August 15, 2010.  As a result, all of the Company’s debt owed to the Bank matures on August 15, 2010.  The Company repaid the outstanding balance on its two Term Loans with the Bank in 2009, and at June 30, 2010, the Company had $500,000 drawn on the Line.  In addition, the Company was in compliance with the revised financial covenants for each quarter ended from June 30, 2009 through June 30, 2010.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At June 30, 2010, TMM’s borrowings under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $1,147,000 and TPT’s borrowings under the credit facility and term loans with Rabobank totaled $2,186,000.  TMM’s credit facilities with HSBC mature on October 30, 2010 and TPT’s credit facility with Rabobank, which was renewed on January 1, 2010, has no stated maturity date.

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

Long-term Debt

Following is a schedule of our long-term to financial institutions debt.

	(Unaudited)
(In thousands)	June 30,	December 31,
	2010	2009
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at June 30, 2010, due April 1, 2013, secured by a Caterpillar front-end loader.	$72	$84
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at June 30, 2010, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (372 Euro)	455	547
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.7% at June 30, 2010, due January 31, 2030, secured by TPT's land and building purchased January 2005. (370 Euro)	453	543
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 6.1% at June 30, 2010, due July 31, 2015, secured by TPT's assets. (258 Euro)	316	406
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 2.0% at June 30, 2010, due June 30, 2010, secured by TMM's property, plant and equipment.	91	191
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.625% at June 30, 2010, due May 30, 2011, secured by TMM's property, plant and equipment.	25	141
Total	1,412	1,912
Less current maturities	248	435
Total long-term debt and notes payable - financial institutions	$1,164	$1,477
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

Under the terms of the amendment, the financial covenants were replaced with the following:

  Covenants to be based solely on the results of the US operation
  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 (1.59 to 1.0 as of the quarter ended June 30, 2010)
  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 0.85 to 1.0 (5.39 to 1.0 for the quarter ended June 30, 2010)

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

At June 30, 2010, the outstanding balance on the Credit Agreement consisted of $500,000 on the Line and we had $1,750,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The interest rate on the Line was 6.25% at June 30, 2010.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at June 30, 2010 was $72,000.

Netherlands Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.3%), is secured by TPT’s accounts receivable and inventory.  At June 30, 2010, TPT had utilized Euro 786,000 ($962,000) of its short-term credit facility.

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

Malaysian Operation

On April 30, 2010, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2010 to October 1, 2010.  In addition, the HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance (“BA”) of RM 500,000; (2) an export line (“ECR”) of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($154,000, $772,000 and $1,545,000, respectively).

TMM is currently in the process of renewing its banking facility with RHB Bank Berhad (“RHB”) which matured on October 31, 2009.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($309,000, $2,873,000 and $7,724,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2010, TMM had utilized RM 3,335,000 ($1,031,000) of the ECR facilities.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $18,000 for the six months ended June 30, 2010 as compared to an increase of $13,000 for the six months ended June 30, 2009.

	(Unaudited)
	Six Months Ended June 30,
(In thousands)	2010	2009
Net cash provided by (used in)
Operating activities	$1,367	$(670)
Investing activities	(403)	(578)
Financing activities	(993)	1,544
Effect of exchange rate fluctuations	11	(283)
Net change in cash and cash equivalents	$(18)	$13

Operating Activities

Operating activities provided $1,367,000 during the first six months of 2010.  Following are the major changes in working capital affecting cash provided by operating activities for the six month period ended June 30, 2010:

  Accounts Receivable:  Accounts receivable increased $886,000 as compared to an increase of $761,000 for the same period in 2009.  The increase in accounts receivable is primarily due to stronger sales in the second quarter 2010 at each of the Company’s three operations as compared to the fourth quarter 2009.  Accounts receivable increased $122,000 at the Corpus Christi operation and $584,000 and $180,000 at TPT and TMM, respectively.
  Inventories: Inventories increased $1,604,000 as compared to a decrease of $1,191,000 for the same period in 2009.  Inventories at the Corpus Christi operation increased $467,000 primarily related to an increase in raw materials which was partially offset by a decrease in finished goods.  TMM’s increased approximately $1,294,000 primarily due to the timing of SR production and TPT’s decreased approximately $157,000 primarily due to a decrease in finished goods
  Other Current Assets:  Other current assets increased $165,000 as compared to an increase of $527,000 for the same period in 2009.  At the Corpus Christi operation, prepaid expenses increased $110,000 primarily due to insurance and TPT’s increased $99,000 related to prepaid insurance and pension expense.  TMM’s decreased $44,000 primarily related to insurance.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $1,883,000 as compared to a decrease of $1,139,000 for the same period in 2009.  Accounts payable and accrued expenses at the Corpus Christi operation increased $1,325,000 primarily related to the timing of raw material purchases; TPT’s increased $266,000 and TMM’s increased $292,000 primarily relating to raw materials for the production of SR.

Investing Activities

We used cash of $403,000 in investing activities during the first six months of 2010 primarily for the purchase of fixed assets as compared to $578,000 during the same period 2009.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $225,000 primarily related to capital maintenance, production equipment and computer equipment, as compared to $529,000 for the same period in 2009 for equipment related to new process technologies to convert a majority of our production from natural gas to electricity.
  Netherlands Operation:  We invested approximately $174,000 at TPT for new production equipment, as compared to $43,000 for the same period in 2009.
  Malaysian Operation:  We invested approximately $4,000 at TMM for new equipment, as compared to $6,000 for the same period in 2009.
28

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

We used $993,000 in financing activities during the six month period ended June 30, 2010 as compared to cash provided by financing activities of $1,544,000 for the same period 2009.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit decreased $1,600,000 as compared to an increase of $1,100,000 for the same period 2009 which was primarily used for working capital.  Borrowings at TPT decreased approximately $75,000 as compared to a decrease of $2,000 for the same period in 2009.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR increased $1,031,000 during the six month period ended June 30, 2010 for working capital related to the production of SR as compared to an increase of $15,000 for the same period in 2009.
  Capital Leases:  Capital leases decreased approximately $75,000 related to lease payments at both the Corpus Christi operation and at TPT during the first six months of 2010 as compared to a decrease of approximately $43,000 for the same period in 2009.
  Long-term Debt – Financial Institutions:  Long-term debt decreased approximately $292,000 during the six month period ended June 30, 2010.  Long-term debt decreased $54,000 and $238,000 at TPT and TMM, respectively.  This compares to a decrease in long-term debt of approximately $496,000 for the same period in 2009.
  6% Convertible Subordinated Debentures:  During the first six months of 2009, we received $1,475,000 related to the sale of our six percent convertible subordinated debentures, of which, $475,000 was held in restricted cash at June 30, 2009, for the purpose of reducing our debt with Bank of America.
  Proceeds from Issuance of Common Stock:  We received $48,000 from the issuance of common stock during the first six months of 2010 of which $25,000 related to the exercise of warrants and $23,000 to the exercise of stock options.
  Preferred Stock Dividends:  We paid dividends of $30,000 on its Series A convertible preferred stock for both the six month periods ended June 30, 2010 and 2009.

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

In late July 2008, we learned that our former chief financial officer, Steven H. Parker, filed a complaint with the Occupational Safety and Health Administration, US Department of Labor.  Parker’s complaint was filed on or about July 21, 2008, and alleges that TOR violated the whistleblower provisions of the Sarbanes-Oxley Act of 2002 by terminating Parker’s employment in response to Parker’s reporting to our CEO and a board member of the negative accounting treatment of a potential transaction.  In addition, Parker has claimed that he was terminated for refusing to perform an illegal act in violation of Texas law.  Parker subsequently notified the Department of Labor that he intended to bring an action against the Company in the United States District Court for the Southern District of Texas.  Because of Parker’s election to proceed in the United States District Court, the Department of Labor dismissed Parker’s complaint.  On April 28, 2010, the Company and Parker settled the case out of court.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, one of the holders of our six-percent (6%) Convertible Subordinated Debentures with attached warrants, issued in August 2009, exercised the attached warrants.  Upon exercise and receipt of the aggregate exercise price of $25,000, the Company issued 9,434 shares of common stock to the holder.  The Company used the proceeds to reduce our debt to the Bank.

No underwriters were involved in the foregoing sale of securities.  The sale was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), set forth in Section 4(2) under the Securities Act.  The sale was made to an “accredited investor” as such term is defined in Regulation D under the Securities Act with whom we had a previous relationship and we did not partake in any general solicitation or advertisement.  All of the foregoing securities sold as a result of the exercise of warrants are deemed restricted securities for purposes of the Security Act.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 10, 2010	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	August 10, 2010	BARBARA RUSSELL Barbara Russell Chief Financial Officer
31