Form 10-Q
period 2010-09-30
TOR MINERALS INTERNATIONAL INC
filed 2010-11-15
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 OR
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [__]			No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__]	Accelerated filer [__]	Non-accelerated filer [__]	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]			No [X]
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value			Shares Outstanding as of October 31, 2010 1,909,188

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Operations -- Three and nine months ended September 30, 2010 and 2009	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three and nine months ended September 30, 2010 and 2009	4
	Condensed Consolidated Balance Sheets -- September 30, 2010 and December 31, 2009	5
	Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2010 and 2009	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	30

Part II - Other Information

Item 6.	Exhibits	31

Signatures		31

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

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET SALES	$7,543	$6,441	$22,327	$17,798
Cost of sales	6,234	5,492	17,765	15,170
GROSS MARGIN	1,309	949	4,562	2,628
Technical services and research and development	66	54	184	146
Selling, general and administrative expenses	846	687	2,666	2,423
OPERATING INCOME	397	208	1,712	59
OTHER INCOME (EXPENSE):
Interest income	-	-	-	2
Interest expense	(110)	(159)	(343)	(407)
Gain (loss) on foreign currency exchange rate	(53)	(5)	(47)	37
Other, net	-	-	-	4
INCOME (LOSS) BEFORE INCOME TAX	234	44	1,322	(305)
Income tax expense (benefit)	(2)	61	32	(11)
NET INCOME (LOSS)	$236	$(17)	$1,290	$(294)
Less: Preferred Stock Dividends	15	15	45	45
Income (Loss) Available to Common Shareholders	$221	$(32)	$1,245	$(339)

Income (loss) per common share:
Basic	$0.12	$(0.02)	$0.66	$(0.18)
Diluted	$0.09	$(0.02)	$0.51	$(0.18)
Weighted average common shares outstanding:
Basic	1,908	1,891	1,899	1,891
Diluted	2,586	1,891	2,455	1,891

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET INCOME (LOSS)	$236	$(17)	$1,290	$(294)
OTHER COMPREHENSIVE INCOME, net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	1,162	362	1,252	162
Other comprehensive income, net of tax	1,162	362	1,252	162
COMPREHENSIVE INCOME (LOSS)	$1,398	$345	$2,542	$(132)

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$564	$1,002
Trade accounts receivable, net	4,016	3,380
Inventories	10,403	9,101
Other current assets	888	540
Total current assets	15,871	14,023
PROPERTY, PLANT AND EQUIPMENT, net	18,901	18,800
OTHER ASSETS	45	53
Total Assets	$34,817	$32,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,075	$1,452
Accrued expenses	1,443	1,036
Notes payable under lines of credit	1,529	3,313
Export credit refinancing facility	477	-
Current deferred tax liability	50	60
Current maturities - capital leases	68	140
Current maturities of long-term debt – financial institutions	211	435
Total current liabilities	5,853	6,436
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	20	49
Long-term debt – financial institutions	1,254	1,477
Long-term debt – convertible debentures, net	1,197	1,122
DEFERRED TAX LIABILITY	664	577
Total liabilities	8,988	9,661
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 9/30/2010 and 12/31/2009	2	2
Common stock $1.25 par value: authorized, 6,000 shares; 1,909 and 1,891 shares issued and outstanding at 9/30/2010 and 12/31/2009, respectively	2,386	2,363
Additional paid-in capital	25,308	25,214
Accumulated deficit	(6,562)	(7,807)
Accumulated other comprehensive income:
Cumulative translation adjustment	4,695	3,443
Total shareholders' equity	25,829	23,215
Total Liabilities and Shareholders' Equity	$34,817	$32,876

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,290	$(294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,421	1,340
Share-based compensation	91	78
Warrant interest expense	50	27
Deferred income taxes	32	(17)
Provision for bad debts	-	(61)
Changes in working capital:
Trade accounts receivables	(640)	(384)
Inventories	(827)	2,056
Other current assets	(339)	(324)
Accounts payable and accrued expenses	972	(1,436)
Net cash provided by operating activities	2,050	985

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,026)	(807)
Proceeds from sales of property, plant and equipment	17	-
Net cash used in investing activities	(1,009)	(807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from lines of credit	(1,725)	926
Net proceeds from (payments on) export credit refinancing facility	477	(432)
Payments on capital lease	(96)	(4)
Payments on long-term bank debt	(399)	(1,208)
Proceeds from convertible debentures	-	1,500
Proceeds from the issuance of common stock, and exercise of common stock options	51	-
Preferred stock dividends paid	(45)	(45)
Net cash (used in) provided by financing activities	(1,737)	737
Effect of exchange rate fluctuations on cash and cash equivalents	258	(213)
Net (decrease) increase in cash and cash equivalents	(438)	702
Cash and cash equivalents at beginning of year	1,002	191
Cash and cash equivalents at end of period	$564	$893

Supplemental cash flow disclosures:
Interest paid	$343	$377

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

As reported in the Company’s Form 8-K filed with the SEC on October 4, 2010, the Bank extended the maturity date on our Line of Credit (the “Line”) from August 15, 2010 to February 15, 2011.  As a result, all of the Company’s debt owed to the Bank matures on February 15, 2011.  The Company repaid the outstanding balance on its two Term Loans with the Bank in 2009, and at September 30, 2010, the Company had $500,000 drawn on the Line.  In addition, the Company was in compliance with the revised financial covenants for each quarter ended from June 30, 2009 through September 30, 2010.

The Company is working diligently to establish a corporate lending relationship with a new financial institution for the Company’s US operations prior to February 15, 2011, the revised maturity date under the Credit Agreement, to refinance outstanding debt with the Bank prior to its revised maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt due to the Bank.  If the Company is unable to refinance the debt due to the Bank prior to its revised maturity or if the Company defaults under the terms of the Credit Agreement prior to its revised maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement.

The Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At September 30, 2010, TMM’s borrowings under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $543,000 and TPT’s borrowings under the credit facility and term loans with Rabobank totaled $2,362,000.  TMM’s credit facilities with HSBC matured on October 31, 2010 and TPT’s credit facility with Rabobank, which was renewed on January 1, 2010, has no stated maturity date.

Additionally, the credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, in light of the Company’s liquidity difficulties, there can be no assurances that this debt will not be called for payment or that any stated maturity date in a renewal or amendment to these credit facilities will be extended for a sufficient amount of time to allow the Company to meet its commitments under the facilities or find alternate financing arrangements.

The events described above raise doubt about the Company’s ability to continue as a going concern.  Our ability to continue to operate as a going concern is dependent on our ability to successfully establish a corporate lending relationship with a new financial institution for the US operation, and/or raise sufficient new capital and improve our operating cash flows to a sufficient level.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, in our Annual Report on Form 10-K filed with the SEC on March 24, 2010.  Operating results for the three month and nine month periods ended September 30, 2010, are not necessarily indicative of the results for the year ending December 31, 2010.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal tax benefit of $12,000 and state income tax expense of $3,000, respectively, and foreign deferred tax expense of approximately $7,000 for the three month period ended September 30, 2010, compared to a foreign deferred tax expense of approximately $61,000 for the same three month period in 2009.  For the nine month period ended September 30, 2010, we recorded state tax expense of $8,000 and foreign deferred tax expense of $24,000, compared to a foreign deferred tax benefit of $13,000 and state income tax expense of $2,000 during the same period of 2009.  Taxes are based on an estimated annualized consolidated effective rate of 2.4% for the year ending December 31, 2010.

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

As of January 1, 2010, we did not have any unrecognized tax benefits and there was no change during the nine month period ended September 30, 2010.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the three and nine month periods ended September 30, 2010.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

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

Note 3.	Long-Term Debt

A summary of long-term debt to financial institutions follows:

	(Unaudited)
(In thousands)	September 30,	December 31,
	2010	2009
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2010, due April 1, 2013, secured by a Caterpillar front-end loader.	$66	$84
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at September 30, 2010, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (367 Euro)	500	547
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at September 30, 2010, due January 31, 2030, secured by TPT's land and building purchased January 2005. (365 Euro)	498	543
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at September 30, 2010, due July 31, 2015, secured by TPT's assets. (246 Euro)	335	406
U.S. Dollar term note payable to a Malaysian bank, secured by TMM's property, plant and equipment, matured June 30, 2010.	-	191
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.625% at September 30, 2010, due May 30, 2011, secured by TMM's property, plant and equipment.	66	141
Total	1,465	1,912
Less current maturities	211	435
Total long-term debt and notes payable - financial institutions	$1,254	$1,477

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

On September 30, 2010, we amended the Credit Agreement with the Bank to extend the maturity date on the Line from August 15, 2010 to February 15, 2011.  Under the terms of the amendment, the Line was reduced from $2,250,000 to $1,500,000 (subject to a defined borrowing base) and the interest rate remained at Prime plus three percent.  The loan covenant regarding the current ratio remained unchanged at 1.0 to 1.0 and the fixed charge coverage increased from 0.85 to 1.0 to 1.10 to 1.0.  As a result of this amendment, all of our debt owed to the Bank will mature on February 15, 2011, provided, if we default on obligations contained in the amendment, the Bank will have the rights and remedies available to it under the Credit Agreement and applicable law.  The Line is secured by the accounts receivable and inventory of the US Operation.

At September 30, 2010, the financial covenants were as follows:

  Covenants to be based solely on the results of the US operation

  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 (1.65 to 1.0 as of the quarter ended September 30, 2010)

  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 1.1 to 1.0 (6.65 to 1.0 for the quarter ended September 30, 2010)

At September 30, 2010, the outstanding balance on the Credit Agreement consisted of $500,000 on the Line and we had $1,000,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The interest rate on the Line was 6.25% at September 30, 2010.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at September 30, 2010 was $66,000.

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.3%), is secured by TPT’s accounts receivable and inventory.  At September 30, 2010, TPT had utilized Euro 755,000 ($1,029,000) of its short-term credit facility.

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

Malaysian Bank Credit Facility and Term Loan

The Company’s subsidiary, TMM, is negotiating with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date of its banking facility which matured on October 31, 2010.  The facility with HSBC includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance (“BA”) of RM 500,000; (2) an export line (“ECR”) of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($162,000, $809,000 and $1,619,000, respectively).

TMM is currently in the process of renewing its banking facility with RHB Bank Berhad (“RHB”) which matured on October 31, 2009.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($324,000, $3,011,000 and $8,094,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2010, TMM had utilized RM 1,472,000 ($477,000) of the ECR facilities.

TMM is currently negotiating with both HSBC and RHB to renew or amend the credit facilities to provide for, among other things, an extended stated maturity date of both bank facilities.  The Company is confident that the bank facilities will be renewed; however, there can be no assurance that the facilities will be renewed, amended or extended or as to the terms and conditions of the extension of the facility.  If these lenders are unwilling to extend the maturity dates of these facilities, TMM may not have sufficient liquidity to pay off this indebtedness.

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

On September 5, 2010, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended September 30, 2010, payable on October 1, 2010, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on September 5, 2010.

Note 5.	Fair Value Measurements

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of September 30, 2010.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at September 30, 2010.

	September 30, 2010
(In thousands)	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset for foreign currency derivative financial instruments (including forward contracts)	$30	$-	$30	$-

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

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$1,465	$1,198	$1,912	$1,603
Long-term debt – convertible debentures	1,500	720	1,500	569
	$2,965	$1,918	$3,412	$2,172

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

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at September 30, 2010 was approximately Euro 148,000 ($202,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 5,241 ($7,144).  The net present value of the lease at September 30, 2010 was Euro 41,000 ($56,000).

On October 30, 2007, the Company entered into a financial lease agreement with Dell Financial Services for two computer servers.  The cost of the equipment under the capital lease, in the amount of $12,420, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2010 was approximately $13,000.  The capital lease is in the amount of $13,217 including interest of $800 (implicit interest rate 4.1%).  The lease matured September 30, 2010.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2010 was approximately $11,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at September 30, 2010 was $14,000.

On September 24, 2009, the Company entered into a financial lease agreement with Sympatec for a particle analyzer.  The cost of the equipment under the capital lease, in the amount of $68,722, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2010 was approximately $8,000.  The capital lease is in the amount of $74,220 including interest of $5,498 (implicit interest rate 14.45%).  The lease matured August 24, 2010.

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2010 was not significant.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at September 30, 2010 was $18,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 7.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net Income (Loss)	$236	$(17)	$1,290	$(294)
Preferred Stock Dividends	(15)	(15)	(45)	(45)
Numerator for basic earnings per share - income (loss) available to common shareholders	221	(32)	1,245	(339)
Effect of dilutive securities:	-	-	-	-
Numerator for diluted income (loss) per share - loss available to common shareholders after assumed conversions	$221	$(32)	$1,245	$(339)
Denominator:
Denominator for basic income (loss) per share - weighted-average shares	1,908	1,891	1,899	1,891
Effect of dilutive securities:
Employee stock options	12	-	11	-
Detachable warrants	666	-	545	-
Dilutive potential common shares	678	-	556	-
Denominator for diluted income (loss) per share - weighted-average shares and assumed conversions	2,586	1,891	2,455	1,891
Basic income (loss) per common share	$0.12	$(0.02)	$0.66	$(0.18)
Diluted income (loss) per common share	$0.09	$(0.02)	$0.51	$(0.18)

Excluded from the computation of diluted earnings per share were a total of 111,000 common shares related to the 200,000 convertible preferred shares at September 30, 2010 and 2009.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Approximately 153,000 and 155,000 employee stock options were excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2010, respectively; and approximately 175,000 were excluded for the same three and nine month periods of 2009.  The employee stock options were excluded as the effect would be antidilutive.

For the three and nine month periods ended September 30, 2010 and 2009, approximately 315,000 and 881,000 of shares of common stock, respectively, exercisable under the warrants were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

For the three and nine month periods ended September 30, 2009, approximately 566,000 shares of common stock convertible under debentures were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
September 30, 2010
Net Sales:
Customer sales	$4,753	$1,953	$837	$-	$7,543
Intercompany sales	-	575	1,254	(1,829)	-
Total Net Sales	$4,753	$2,528	$2,091	$(1,829)	$7,543

Location profit (loss)	$94	$308	$(125)	$(41)	$236

September 30, 2009
Net Sales:
Customer sales	$4,243	$1,577	$621	$-	$6,441
Intercompany sales	6	290	909	(1,205)	-
Total Net Sales	$4,249	$1,867	$1,530	$(1,205)	$6,441

Location profit (loss)	$(17)	$51	$21	$(72)	$(17)
As of and for the nine months ended:
September 30, 2010
Net Sales:
Customer sales	$13,951	$6,122	$2,254	$-	$22,327
Intercompany sales	24	1,532	3,896	(5,452)	-
Total Net Sales	$13,975	$7,654	$6,150	$(5,452)	$22,327

Location profit (loss)	$587	$665	$(27)	$65	$1,290

Location assets	$11,811	$7,733	$15,273	$-	$34,817

September 30, 2009
Net Sales:
Customer sales	$12,049	$4,194	$1,555	$-	$17,798
Intercompany sales	6	1,633	2,333	(3,972)	-
Total Net Sales	$12,055	$5,827	$3,888	$(3,972)	$17,798

Location profit (loss)	$(159)	$(128)	$(66)	$59	$(294)

Location assets	$11,935	$8,338	$13,545	$-	$33,818

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

For the three month period ended September 30, 2009, the Company recorded stock-based employee compensation expense of $28,000.  For the nine month period ended September 30, 2010 and 2009, the Company recorded stock-based employee compensation expense of $91,000 and $78,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company granted 23,404 and 137,500 options during the nine month periods ended September 30, 2010 and 2009.

As of September 30, 2010, all outstanding options were fully vested, therefore, there is no unrecognized option compensation expense related to non-vested awards.

As all options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 10.	Inventories

A summary of inventory follows:

(In thousands)	September 30,	December 31,
	2010	2009
Raw materials	$5,440	$4,178
Work in progress	1,376	1,173
Finished goods	2,952	3,311
Supplies	779	710
Total Inventories	10,547	9,372
Inventory reserve	(144)	(271)
Net Inventories	$10,403	$9,101

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 11.	Derivatives and Other Financial Instruments

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

On November 18, 2008, the Company entered into a natural gas contract with Bank of America, N.A. for 40,000 MM/Btu’s of natural gas.  The contract settled on March 1, 2009 at which time we recorded a net expense of approximately $27,000 as a component of our cost of sales.  At September 30, 2010, there were no natural gas contracts outstanding.

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

At September 30, 2010, we marked these contracts to market, recording $30,000 as a current asset on the balance sheet.  For the three and nine month periods ended September 30, 2010, we recorded $30,000 and $143,000, respectively, as a component of our net income.  For the three and nine month periods ended September 30, 2009, we recorded $22,000 and $31,000, respectively, as a component of our net loss.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		September 30,	December 31,
Derivative Instrument	Location	2010	2009
Foreign Currency Exchange Contracts	Other Current Assets	$30	$3
		$30	$3

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and nine month periods ended September 30, 2010 and 2009:

		Amount of Gain (Loss) Recognized in Operations (In thousands)
	Location of Gain	Three Months Ended		Nine Months Ended
Derivative	(Loss) on Derivative	September 30,		September 30,
Instrument	Instrument	2010	2009	2010	2009
Natural Gas Swap Contract	Cost of Sales	$-	$-	$-	$(27)
Foreign Currency Exchange Contracts	Other Income (Expense)	30	22	143	31
		$30	$22	$143	$4

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders, and flame retardants and other uses in the manufacture of paints, industrial coatings, plastics, and catalysts applications.  We have operations in the US, Asia and Europe.

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

Following are our results for the three and nine month periods ended September 30, 2010 and 2009.  The income (loss) per common share and the weighted average common shares outstanding have been adjusted to reflect the one-for-five reverse stock split which was effective February 19, 2010.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET SALES	$7,543	$6,441	$22,327	$17,798
Cost of sales	6,234	5,492	17,765	15,170
GROSS MARGIN	1,309	949	4,562	2,628
Technical services and research and development	66	54	184	146
Selling, general and administrative expenses	846	687	2,666	2,423
OPERATING INCOME	397	208	1,712	59
OTHER INCOME (EXPENSE):
Interest income	-	-	-	2
Interest expense	(110)	(159)	(343)	(407)
Gain (loss) on foreign currency exchange rate	(53)	(5)	(47)	37
Other, net	-	-	-	4
INCOME (LOSS) BEFORE INCOME TAX	234	44	1,322	(305)
Income tax expense (benefit)	(2)	61	32	(11)
NET INCOME (LOSS)	$236	$(17)	$1,290	$(294)

Income (loss) per common share:
Basic	$0.12	$(0.02)	$0.66	$(0.18)
Diluted	$0.09	$(0.02)	$0.51	$(0.18)

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2010 Outlook

For the duration of 2010, we anticipate market conditions for our products in certain end markets to continue to improve.  Based on our conversations with customers, economic data and information from other market participants, it appears that the worldwide demand in the paint and plastics markets has started to stabilize.  We saw significant improvement in our more mature HITOX sales during the last quarter of 2009, which has continued during the first nine months of 2010.  In Asia, HITOX sales for in-country use have increased and we are now starting to see production rates for HITOX used in export products increase.  In addition to improving market conditions in the US and Asia, HITOX sales are beginning to benefit from further market penetration in niche markets, which we are hopeful will generate additional incremental revenue for HITOX gong forward.

We introduced TIOPREM, a titanium dioxide colored pigment, into the market in 2008.  While the rate of adoption has been slower than we had originally anticipated, customer activity has picked up over the past several months and we are now shipping this product to customers in both the US and Europe.

The second product we recently introduced, OPTILOAD, is a specialty alumina used in high performance flame retardant applications.  Our new alumina product offers a high performance, cost effective and environmentally friendly solution for meeting the most stringent flame retardant and smoke suppression standards that are being implemented in the US.  This is an emerging market with large growth opportunity in the US during 2010 and beyond.

From the cost side, increases in energy and raw material prices, as well as the continued currency movements, are expected to be a challenge; and while we do not plan to fill the positions eliminated in 2008 and 2009, we have reinstated our employees’ salaries back to the 2008 level.  We are committed to securing and improving on the savings realized in 2009 from procurement, overhead and working capital programs and continuing to strengthen the balance sheet using operating cash flows to further reduce debt levels.

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

As we look at our HITOX business going forward, we expect our traditional HITOX business to remain tied to the strength of the US and global economy.  Our key growth strategy is to introduce newly developed colored pigments that will expand our addressable market and increase our sales potential.  We are applying technologies developed in our Netherlands operation to create new high performance fillers and pigments.  Unlike our traditional HITOX products, our new products have higher performance characteristics, much broader end market applications and provide for value-added premium pricing.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the three and nine month periods ended September 30, 2010 increased approximately $1,102,000 or 17% and $4,529,000 or 25%, respectively, as compared to the same three and nine month periods of 2009 when we experienced declines in our consolidated net sales of $1,062,000 or 14% and $3,367,000 or 16%, respectively.

Following is a summary of our consolidated products sales for the three and nine month periods ended September 30, 2010 and 2009 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2010		2009		Variance		2010		2009		Variance
HITOX	$2,941	39%	$2,890	45%	$51	2%	$8,939	40%	$7,673	43%	$1,266	16%
ALUPREM	2,719	36%	2,266	35%	453	20%	8,038	36%	6,791	38%	1,247	18%
BARTEX	985	13%	705	11%	280	40%	2,804	13%	1,908	11%	896	47%
HALTEX	618	8%	475	7%	143	30%	1,977	9%	1,124	6%	853	76%
TIOPREM	180	3%	2	<1%	178	8900%	266	1%	5	<1%	261	5220%
OTHER	100	1%	103	2%	(3)	-3%	303	1%	297	2%	6	2%
Total	$7,543	100%	$6,441	100%	$1,102	17%	$22,327	100%	$17,798	100%	$4,529	25%

HITOX sales increased 2% and 16% for the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods in 2009 primarily due to an increase in world-wide demand.  This compares to a decline of 28% and 32% during the same three and nine month periods ended September 30, 2009, respectively, as a result of the weak North American market and the impact of the global economy.

ALUPREM sales increased 20% during the third quarter of 2010 and 18% for the nine month period ended September 30, 2010, as compared to the same periods of 2009 primarily due to an increase in sales in Europe.  This compares to a decrease of 1% and an increase of 9% during the same three and nine month periods of 2009, respectively.

BARTEX sales increased 40% during the third quarter of 2010 and 47% for the nine month period ended September 30, 2010 primarily due to an increase in volume and our customer base.  This follows a decline of approximately 5% and 23% during the same three and nine month periods of 2009, respectively, primarily as a result of the downturn in the US economy.

HALTEX sales increased 30% and 76% for the three and nine month periods ended September 30, 2010, respectively.  This compares to an increase of 45% and 26% for the same three and nine month periods of 2009, respectively.  The year over year increase is related to new business for our standard HALTEX and newer OPTILOAD specialty products which are gaining acceptance in the marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three and nine month periods ended September 30, 2010 and 2009 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2010		2009		Variance		2010		2009		Variance
HITOX	$1,954	41%	$2,071	49%	$(117)	-6%	$6,136	44%	$5,669	47%	$467	8%
ALUPREM	974	20%	896	21%	78	9%	2,544	18%	3,094	26%	(550)	-18%
BARTEX	985	21%	705	17%	280	40%	2,804	20%	1,908	16%	896	47%
HALTEX	618	13%	475	11%	143	30%	1,977	14%	1,124	9%	853	76%
TIOPREM	130	3%	-	0%	130	100%	205	2%	3	<1%	202	< 1%
OTHER	92	2%	96	2%	(4)	-4%	285	2%	251	2%	34	14%
Total	$4,753	100%	$4,243	100%	$510	12%	$13,951	100%	$12,049	100%	$1,902	16%

  HITOX – Sales in the US, Mexico and South America trailed the third quarter last year 10%, 60% and 13%, respectively, however, HITOX sales in Canada increased 51% resulting in a net decrease of 6% for the quarter as compared to the same period in 2009.  This compares to a net decrease in the third quarter of 2009 of 22%.  Year to date, HITOX sales increased 8% primarily related to the gradual improvement in the construction industry, as compared to a net decrease of 28% during the same nine month period of 2009.  Sales in the US, Canada, Mexico and South America increased 3%, 40%, 18% and 11%, respectively.

  ALUPREM – US Sales during the third quarter increased 9% as compared to the same three month period in 2009; and, year to date, ALUPREM sales decreased 18% due to lower sales in the first quarter of 2010 as compared to the same period of 2009.  The net change in US sales of ALUPREM was due to a change in the order pattern of a significant customer.
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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three and nine month periods ended September 30, 2010 and 2009 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2010		2009		Variance		2010		2009		Variance
ALUPREM	$1,745	89%	$1,370	87%	$375	27%	$5,494	90%	$3,697	88%	$1,797	49%
HITOX	187	10%	205	13%	(18)	-9%	596	10%	495	12%	101	20%
TIOPREM	21	1%	2	<1%	19	< 1%	32	<1%	2	<1%	30	< 1%
Total	$1,953	100%	$1,577	100%	$376	24%	$6,122	100%	$4,194	100%	$1,928	46%

  ALUPREM –European sales increased 27% and 49% for the three and nine month periods ended September 30, 2010, respectively, primarily due to an increase in volume, customer base and product mix, offset by the negative impact of foreign currency rate fluctuations as the Euro weakened against the USD.  During the same three and nine month periods of 2009, European ALUPREM sales decreased 11% and 27%, respectively.

  HITOX –European sales decreased 9% during the three month period ended September 30, 2010, as compared to the same period of 2009 primarily due to the negative impact of the foreign currency fluctuations which were partially offset by an increase in volume.  For the nine month period ended September 30, 2010, European HITOX sales increased 20% primarily related to gradual improvement in the construction industry, offset by the negative impact of foreign currency fluctuations.  This compares to an increase of 16% and a decrease of 30% for the same three and nine month periods of 2009, respectively.

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and nine month periods ended September 30, 2010 and 2009 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2010		2009		Variance		2010		2009		Variance
HITOX	$800	96%	$614	99%	$186	30%	$2,207	98%	$1,509	97%	$698	46%
TIOPREM	29	3%	-	0%	29	100%	29	1%	-	0%	29	100%
OTHER	8	1%	7	1%	1	14%	18	1%	46	3%	(28)	-61%
Total	$837	100%	$621	100%	$216	35%	$2,254	100%	$1,555	100%	$699	45%

  HITOX – Asian HITOX sales increased 30% and 46% for the three and nine month periods ended September 30, 2010, respectively, primarily due to an increase in volume related to the continuing improvement in the economy and the construction industry in Asia, as well as the positive effect of the foreign currency fluctuations between the Malaysian Ringgit and the USD as the Ringgit has gained in strength against the USD.  During the same three and nine month periods of 2009, HITOX sale in Asia decreased 49% and 46%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  For the three and nine month periods ended September 30, 2010, gross margin increased approximately 2.7% and 5.6%, respectively.  Primary positive factors affecting our gross margin include the mix of products sold during the three and nine month periods compared to the same periods of 2009, as well our efforts to maintain and/or reduce costs and maximize efficiency.  Negative factors impacting our gross margin include an increase in the cost of energy and raw materials, as well as the foreign currency fluctuations.  However, we are partially offsetting these negative factors by reducing idle plant time resulting from the timing of our SR production at TMM, as well as increasing production at our US operation.

Technical Services and Selling, General, Administrative and Expenses (“SG&A”):  Total SG&A expenses increased approximately 23.1% during the three month period ended September 30, 2010 as compared to the same period in 2009 primarily due to an increase in compensation expense and sales expense.  For the nine month period ended September 30, 2010, SG&A expenses increased approximately 10.9% primarily related to an increase in sales expense.  In February 2009, the Company implemented a 20% salary reduction for management and staff; however, effective January 1, 2010, the Company reinstated these salaries to their previous level.

Interest Expense:  Net interest expense for the three and nine month periods ended September 30, 2010 decreased approximately $49,000 and $64,000, respectively, as compared to the same periods of 2009, primarily due to a decrease in long-term debt and our lines of credit, offset by interest on the debentures and warrants issued in 2009.

Income Taxes:  Income taxes consisted of federal tax benefit of $12,000 and state income tax expense of $3,000, respectively, and foreign deferred tax expense of approximately $7,000 for the three month period ended September 30, 2010, compared to a foreign deferred tax expense of approximately $61,000 for the same three month period in 2009.  For the nine month period ended September 30, 2010, we recorded state tax expense of $8,000 and foreign deferred tax expense of $24,000, compared to a foreign deferred tax benefit of $13,000 and state income tax expense of $2,000 during the same period of 2009.  Taxes are based on an estimated annualized consolidated effective rate of 2.4% for the year ending December 31, 2010.

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

As reported in the Company’s Form 8-K filed with the SEC on October 4, 2010, the Bank extended the maturity date on our Line of Credit (the “Line”) from August 15, 2010 to February 15, 2011.  As a result, all of the Company’s debt owed to the Bank matures on February 15, 2011.  The Company repaid the outstanding balance on its two Term Loans with the Bank in 2009, and at September 30, 2010, the Company had $500,000 drawn on the Line.  In addition, the Company was in compliance with the revised financial covenants for each quarter ended from June 30, 2009 through September 30, 2010.

The Company is working diligently to establish a corporate lending relationship with a new financial institution for the Company’s US operations prior to February 15, 2011, the revised maturity date under the Credit Agreement, to refinance outstanding debt with the Bank prior to its revised maturity.  However, there can be no assurance that the Company will be able to successfully refinance the debt due to the Bank.  If the Company is unable to refinance the debt due to the Bank prior to its revised maturity or if the Company defaults under the terms of the Credit Agreement prior to its revised maturity and the Bank were to accelerate the maturity of such indebtedness, the Company does not have sufficient liquidity to pay off the indebtedness owed to the Bank, and the Bank would be entitled to exercise all of its rights and remedies as a secured lender under the Credit Agreement.

The Company’s two subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) have short-term credit facilities and term loans at banks in Malaysia and the Netherlands, respectively.  At September 30, 2010, TMM’s borrowings under the credit facilities and term loans with HSBC Bank Malaysia, Bhd. (“HSBC”) and RHB Bank, Bhd. (“RHB”) totaled $543,000 and TPT’s borrowings under the credit facility and term loans with Rabobank totaled $2,362,000.  TMM’s credit facilities with HSBC matured on October 31, 2010 and TPT’s credit facility with Rabobank, which was renewed on January 1, 2010, has no stated maturity date.

Additionally, the credit facilities with HSBC, RHB and Rabobank are subject to demand provisions and are subject to certain subjective acceleration covenants based on the judgment of the banks.  While the banks have made no indication that they will demand payment of the debt in Malaysia or in the Netherlands, in light of the Company’s liquidity difficulties, there can be no assurances that this debt will not be called for payment or that any stated maturity date in a renewal or amendment to these credit facilities will be extended for a sufficient amount of time to allow the Company to meet its commitments under the facilities or find alternate financing arrangements.

The events described above raise doubt about the Company’s ability to continue as a going concern.  Our ability to continue to operate as a going concern is dependent on our ability to successfully establish a corporate lending relationship with a new financial institution for the US operation, and/or raise sufficient new capital and improve our operating cash flows to a sufficient level.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Long-term Debt

Following is a schedule of our long-term to financial institutions debt.

	(Unaudited)
(In thousands)	September 30,	December 31,
	2010	2009
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2010, due April 1, 2013, secured by a Caterpillar front-end loader.	$66	$84
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at September 30, 2010, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (367 Euro)	500	547
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at September 30, 2010, due January 31, 2030, secured by TPT's land and building purchased January 2005. (365 Euro)	498	543
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at September 30, 2010, due July 31, 2015, secured by TPT's assets. (246 Euro)	335	406
U.S. Dollar term note payable to a Malaysian bank, secured by TMM's property, plant and equipment, matured June 30, 2010.	-	191
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.625% at September 30, 2010, due May 30, 2011, secured by TMM's property, plant and equipment.	66	141
Total	1,465	1,912
Less current maturities	211	435
Total long-term debt and notes payable - financial institutions	$1,254	$1,477

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

On September 30, 2010, we amended the Credit Agreement with the Bank to extend the maturity date on the Line from August 15, 2010 to February 15, 2011.  Under the terms of the amendment, the Line was reduced from $2,250,000 to $1,500,000 (subject to a defined borrowing base) and the interest rate remained at Prime plus three percent.  The loan covenant regarding the current ratio remained unchanged at 1.0 to 1.0 and the fixed charge coverage increased from 0.85 to 1.0 to 1.10 to 1.0.  As a result of this amendment, all of our debt owed to the Bank will mature on February 15, 2011, provided, if we default on obligations contained in the amendment, the Bank will have the rights and remedies available to it under the Credit Agreement and applicable law.  The Line is secured by the accounts receivable and inventory of the US Operation.

At September 30, 2010, the financial covenants were as follows:

  Covenants to be based solely on the results of the US operation

  Current Ratio – Maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0 (1.65 to 1.0 as of the quarter ended September 30, 2010)

  Fixed Charge Coverage Ratio – Maintain a fixed charge coverage ratio of at least 1.1 to 1.0 (6.65 to 1.0 for the quarter ended September 30, 2010)

At September 30, 2010, the outstanding balance on the Credit Agreement consisted of $500,000 on the Line and we had $1,000,000 available on that date based on eligible accounts receivable and inventory borrowing limitations.  The interest rate on the Line was 6.25% at September 30, 2010.

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

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at September 30, 2010 was $66,000.

Netherlands Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.3%), is secured by TPT’s accounts receivable and inventory.  At September 30, 2010, TPT had utilized Euro 755,000 ($1,029,000) of its short-term credit facility.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operation

The Company’s subsidiary, TMM, is negotiating with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date of its banking facility which matured on October 31, 2010.  The facility with HSBC includes the following in Malaysian Ringgits (“RM”):  (1) a banker’s acceptance (“BA”) of RM 500,000; (2) an export line (“ECR”) of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($162,000, $809,000 and $1,619,000, respectively).

TMM is currently in the process of renewing its banking facility with RHB Bank Berhad (“RHB”) which matured on October 31, 2009.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($324,000, $3,011,000 and $8,094,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2010, TMM had utilized RM 1,472,000 ($477,000) of the ECR facilities.

TMM is currently negotiating with both HSBC and RHB to renew or amend the credit facilities to provide for, among other things, an extended stated maturity date of both bank facilities.  The Company is confident that the bank facilities will be renewed; however, there can be no assurance that the facilities will be renewed, amended or extended or as to the terms and conditions of the extension of the facility.  If these lenders are unwilling to extend the maturity dates of these facilities, TMM may not have sufficient liquidity to pay off this indebtedness.

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

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $438,000 for the nine months ended September 30, 2010 as compared to an increase of $702,000 for the nine months ended September 30, 2009.

	(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2010	2009
Net cash provided by (used in)
Operating activities	$2,050	$985
Investing activities	(1,009)	(807)
Financing activities	(1,737)	737
Effect of exchange rate fluctuations	258	(213)
Net change in cash and cash equivalents	$(438)	$702

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Operating Activities

Operating activities provided $2,050,000 during the first nine months of 2010 as compared to $985,000 during the same period 2009.  Following are the major changes in working capital affecting cash provided by operating activities for the nine month period ended September 30, 2010:

  Accounts Receivable:  Accounts receivable increased $640,000 as compared to an increase of $384,000 for the same period in 2009.  The increase in accounts receivable is primarily due to stronger sales in the third quarter 2010 at each of the Company’s three operations as compared to the fourth quarter 2009.  Accounts receivable increased $106,000 at the Corpus Christi operation and $242,000 and $292,000 at TPT and TMM, respectively.
  Inventories: Inventories increased $827,000 as compared to a decrease of $2,056,000 for the same period in 2009.  Inventories at the Corpus Christi operation increased $101,000 primarily related to an increase in raw materials which was partially offset by a decrease in finished goods.  TMM’s increased approximately $846,000 primarily due to the timing of SR production and TPT’s decreased approximately $120,000 primarily due to a decrease in finished goods
  Other Current Assets:  Other current assets increased $339,000 as compared to an increase of $324,000 for the same period in 2009.  At the Corpus Christi operation, prepaid expenses increased $80,000 primarily due to insurance, TPT’s increased $58,000 related to prepaid insurance and pension expense and TMM’s increased $201,000 primarily related to freight.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $972,000 as compared to a decrease of $1,436,000 for the same period in 2009.  Accounts payable and accrued expenses at the Corpus Christi operation increased $431,000 primarily related to the timing of raw material purchases; TPT’s increased $212,000 and TMM’s increased $329,000 primarily relating to raw materials for the production of SR.

Investing Activities

We used cash of $1,009,000 in investing activities during the first nine months of 2010 primarily for the purchase of fixed assets as compared to $807,000 during the same period 2009.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $530,000 primarily related to capital maintenance, production equipment and computer equipment, as compared to $757,000 for the same period in 2009 for equipment related to new process technologies to convert a majority of our production from natural gas to electricity.
  Netherlands Operation:  We invested approximately $470,000 at TPT for new production equipment, as compared to $45,000 for the same period in 2009.
  Malaysian Operation:  We invested approximately $9,000 at TMM for new equipment, as compared to $5,000 for the same period in 2009.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

We used $1,737,000 in financing activities during the nine month period ended September 30, 2010 as compared to cash provided by financing activities of $737,000 for the same period 2009.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our borrowings on the domestic line of credit decreased $1,600,000 as compared to an increase of $1,100,000 for the same period 2009 which was primarily used for working capital.  Borrowings at TPT decreased approximately $125,000 as compared to a decrease of $174,000 for the same period in 2009.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR increased $477,000 during the nine month period ended September 30, 2010 for working capital related to the production of SR as compared to a decrease of $432,000 for the same period in 2009.
  Capital Leases:  Capital leases decreased approximately $96,000 related to lease payments at both the Corpus Christi operation and at TPT during the first nine months of 2010 as compared to a decrease of approximately $4,000 for the same period in 2009.
  Long-term Debt – Financial Institutions:  Long-term debt decreased approximately $399,000 during the nine month period ended September 30, 2010.  Long-term debt decreased $7,000, $90,000 and $302,000 at the Corpus Christi operation, TPT and TMM, respectively.  This compares to a decrease in long-term debt of approximately $1,208,000 for the same period in 2009.
  6% Convertible Subordinated Debentures:  During the first nine months of 2009, we received $1,500,000 related to the sale of our six percent convertible subordinated debentures, of which $500,000 was used to reduce our debt with Bank of America.
  Proceeds from Issuance of Common Stock:  We received $51,000 from the issuance of common stock during the first nine months of 2010 of which $25,000 related to the exercise of warrants and $26,000 to the exercise of stock options.
  Preferred Stock Dividends:  We paid dividends of $45,000 on our Series A convertible preferred stock for both the nine month periods ended September 30, 2010 and 2009.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 15, 2010	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	November 15, 2010	BARBARA RUSSELL Barbara Russell Chief Financial Officer

