Form 10-K
period 2010-12-31
TOR MINERALS INTERNATIONAL INC
filed 2011-03-24
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2010

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File Number 0-17321

TOR Minerals International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2081929 (I.R.S. Employer Identification No.)
722 Burleson Street	Corpus Christi, Texas (Address, including zip code, of principal executive offices) (361) 883-5591 (Registrant's telephone number, including area code)	78402

Securities registered under section 12(b) of the Act:

Title of each class Common Stock, $0.25 par value	Name of exchange on which registered NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes *     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes *      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑   No  *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes *   No  *

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer *            Accelerated filer  *             Non-accelerated filer  *              Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes *   No  ☑

The aggregate market value of the common stock, the Registrant's only common equity, held by non-affiliates of the registrant (based upon the closing sale price of the registrant's Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2010) was approximately $6,812,000.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2011, there were 1,973,739 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

General

TOR Minerals International, Inc. ("TOR", "we", "us", "our" or the "Company") is a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders, functional fillers and flame retardants used in the manufacture of paints, coatings, plastics and catalysts.

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

U.S. Operation
Our U.S. manufacturing plant, located in Corpus Christi, Texas, is situated on the north side of the Corpus Christi Ship Channel and has its own dock frontage at the plant.  We also utilize the Bulk Terminal, operated by the Port of Corpus Christi Authority, to discharge bulk shipments of SR and Barite from cargo vessels directly into trucks for delivery to our plant.   The site has its own railhead and easy access to major highways linking it to the rest of the U.S. and to Mexico.  HITOX®, BARTEX®, HALTEX®, OPTILOAD® and TIOPREM® are all produced at this location.

Asian Operation
We acquired our Asian Operation, TOR Minerals Malaysia, Sdn. Bhd. ("TMM"), in 2000.  Located in Ipoh, Perak, Malaysia, close to the port of Lumut, TMM is a processor of local ilmenite, upgrading it to SR.  This material is the basic building block for HITOX and TIOPREM, but is also used as feed stock for white TiO2 and used as a component in welding rod flux.  The site has its own processing lines to manufacture HITOX and TIOPREM.  The sales team and the quality assurance laboratory for Asia are located at the offices in Ipoh.

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

Our Products

TOR and our subsidiaries operate in the business of mineral product manufacturing in three geographic segments.  All United States manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company's wholly-owned subsidiaries, TMM, located in Malaysia and TPT, located in the Netherlands.  Our products are currently marketed in the United States and in more than 60 other countries.  We sell our products through a network of direct sales representatives employed by the Company and independent stocking distributors in the United States, as well as distributors and agents overseas.  Our sales representatives sell directly to end-users and provide technical support and market guidance for our independent distribution network.

HITOX
Our principal product, HITOX, a light buff-colored titanium dioxide pigment, is made from SR.  Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products.  Titanium dioxide, or TiO2, gives opacity and color to end products.  Most TiO2 is white; however, HITOX is a unique color pigment that is beige.  HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other more costly color pigments and some of the white TiO2.  HITOX pigments are used by major international paint and plastics manufacturers.  Uses include architectural & industrial paints, primers, metal finishes and coatings, caulks and sealants, floor tiles and plastic profiles, sheets and film.

HITOX, manufactured at plants located in both the U.S. and Malaysia, utilizes SR manufactured at TMM as its primary raw material.  The manufacturing process for producing HITOX is not simple and the details of the process and the operating parameters of the systems are not widely known.  The HITOX manufacturing process is not patented.

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

BARTEX / BARYPREM
BARTEX is manufactured at our U.S. operation from high grade barites (barium sulfate) utilizing a milling process.  Barium Sulfate's high density is one of the primary reasons it is used in coatings.  As an inert extender pigment, BARTEX gives weight and body to products ranging from powder coatings used in automotive, appliance and office furniture finishes to rubber products such as carpet and curtain backings and plastics including billiard balls and poker chips.  BARTEX is an extender for more expensive prime white pigments, such as white TiO2.  BARTEX is manufactured in several different grades differentiated by narrow particle sizing ranging from standard coarse to specialty ultra-fine with high brightness and whiteness.

BARYPREM is manufactured in our Netherlands (TPT) location and is available in powder or slurry form.  BARYPREM offers exceptional quality and high whiteness for color critical applications.

HALTEX / OPTILOAD
HALTEX, manufactured at our U.S. operation, is produced from Bayer grade alumina trihydrate (ATH) using some of the same production technologies as our other products. It is an environmentally-friendly flame retardant, smoke suppressant filler used in plastic and rubber products.

HALTEX features high purity and engineered particle sizing for optimum physical properties.  The quality of our HALTEX is suitable for a broad range of technical applications including a wide variety of thermoset composites, SMC (sheet molding compounds) /BMC (bulk molding compounds),  thermoplastic profiles, electrical wire & cable insulation, mining conveyor belts, specialty coatings as well as adhesives and sealants.

In 2008 we introduced and began commercial sales of a new line of low viscosity ATH products under the name OPTILOAD.  The new line allows for increased ATH loadings (compared to standard products) into SMC and other thermoset compounds to meet higher levels of flame retardant and smoke suppressant behavior.  TOR Minerals foresees a growing demand for OPTILOAD products in line with more stringent flame retardant/smoke suppressant legislative regulations as well as for substitution of halogenated flame retardants like bromine, which are undergoing increasing legislative scrutiny due to concerns with toxicity and high smoke in flame conditions.

TIOPREM
TIOPREM, manufactured at our U.S. and Malaysian operations, is produced from a proprietary process based on modified SR feedstock made at TOR Minerals' Malaysian plant.  Introduced in 2008, TIOPREM is a series of high performance, heat stable colored TiO2 hybrid pigments offering cost savings through the partial replacement of expensive color pigments and white TiO2 in plastics and specialty paints & coatings.  End use applications include engineered plastics, laminates, window profiles, plastic lumber, roofing granules and ceramic coatings.

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

As a result, our current supply is mainly obtained from available stockpiles around Malaysia with virtually no replenishment.  The average price for the local ilmenite has been going up and increased approximately 22% and 7% in 2010 and 2009, respectively.  Although we have been actively developing alternative sources of supply for ilmenite, we expect to utilize offshore material only when necessary as the cost is much higher due to additional freight and handling.

HITOX / TIOPREM:  TMM is the Company's sole supplier of SR, the raw material for HITOX and TIOPREM.  The cost of SR increased approximately 14% in 2010, after decreasing approximately 7% in 2009, primarily due to an increase in the cost of ilmenite and energy.  Other than TMM, there is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for SR from this alternative source, our ability to produce HITOX would likely suffer, which would adversely affect our business.

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases ATH from various suppliers in Europe.  The average prices for ATH remained stable in both 2010 and 2009.

BARTEX / BARYPREM:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce BARTEX and BARYPREM.  The average price for this grade of barites increased approximately 5% in 2010 and 12% in 2009.

HALTEX / OPTILOAD:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of four suppliers located in the U.S.  The average price for the Bayer grade aluminum remained stable in 2010 following a decrease approximately 24% in 2009.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Electricity is the predominate source of energy at each of our three operations.  In addition, natural gas is used as a source of energy in Corpus Christi and fuel oil is used at TMM in the production of SR.  In Corpus Christi, the average price of electricity decreased 19% in 2010 following an increase of approximately 7% in 2009; and, the average price of natural gas increased 15% in 2010 and decreased approximately 53% in 2009.  Average energy prices at TMM for both electricity and fuel oil remained stable in 2010 and 2009.  Energy prices at TPT, primarily electricity, remained stable in 2010 after an increase of approximately 22% in 2009.

Research and Development / Technical Services

Our expenditures for research and development and technical services remained relatively flat in both 2010 and 2009.  We conduct our research and technical service primarily at our facilities in Corpus Christi and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

Marketing and Customers

Sales and Marketing Department Organization
TOR's sales efforts are managed out of Corpus Christi, Texas, by the Executive Vice President.  We have sales offices at our U.S., Asian and European operations.  Area and product managers report to the Executive Vice President and assist with customer, agent and distributor relations.

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

Customers
Our end use customers include companies in the paints, coatings, plastics and catalyst industries.  For the years ended December 31, 2010 and 2009, BASF Corporation represented 13.3% and 18.2%, respectively, of our total consolidated sales.  For the year ended December 31, 2008, no single customer accounted for 10% or more of our total consolidated sales.

Geographic Distribution
We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  No individual foreign country accounted for 10% or more of our foreign sales in 2010, 2009 or 2008.  Sales to external customers are attributed to geographic area based on country of distribution.

A summary of the Company's sales by geographic area is presented below:

(In thousands)	2010		2009		2008
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$15,982	52%	$14,391	59%	$12,796	51%
Canada, Mexico and South/Central America	3,401	11%	2,115	9%	2,536	10%
Pacific Rim	3,177	10%	1,933	8%	3,048	12%
Europe, Africa and Middle East	8,456	27%	5,754	24%	6,924	27%
Total Sales	$31,016	100%	$24,193	100%	$25,304	100%

Competition
We experience competition with respect to each of our products.  In order to maintain and grow sales volumes, we must rely on our ability to both innovate to add value as well as to manufacture and distribute products at competitive prices.  We believe that quality, delivery on schedule and price are the principal competitive factors.  However, due to the nature of our main product, HITOX, and the size of our company as compared to others in the industry, we are not price leaders, but are price followers and while we generally attempt to increase prices to offset cost increases, these actions tend to lag the cost increases.

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

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of March 21, 2011, we did not have a significant backlog of customer orders.

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

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products.  Eight of TOR's products, HITOX (4/30/2015), ALUPREM (7/29/2013), HALTEX (7/28/2012), BARTEX (2/24/2017), TIOPREM (8/5/2014), OPTILOAD (10/27/2015), BARYPREM® (8/30/2016) and TITOX® (5/26/2012), are marketed under names which have been registered with the United States Patent and Trademark Office.  Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2010, our U.S. operation had 25 full-time employees, our European operation employed 24, and our Asian operation had 97 employees, of which 55 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all our employees are good.

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

Our subsidiaries have loan agreements with banks in Malaysia and the Netherlands that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia and the Netherlands for such facilities.  At December 31, 2010, our foreign debt consisted of $1,048,000 under the short-term credit facilities and $1,320,000 under the term loans and financial lease agreements.

The foreign banks have made no indication that they will demand payment of any of our loans in Malaysia or the Netherlands; however, there can be no assurances that this debt will not be called in the future, particularly in light of the financial difficulties being currently experienced by the Company.

If demand is made by the banks, we may require additional debt or equity financing to meet our working capital and operational requirements or, if required, to refinance our maturing or demanded indebtedness.  Should we find it necessary to raise additional funds, we may find that such funds are either not available or available only on terms that are unattractive in terms of shareholders' interest, or both, and if this debt could not be repaid or refinanced, the banks could foreclose and sell our foreign operations or hold same as collateral security for these loans, and pursue collection against our guarantees of such loans which would adversely affect our financial condition and liquidity.  (See "Liquidity, Capital Resources and Other Financial Information" on page 22).

•              Our business is affected by global economic factors including risks associated with declining economic conditions.

Our financial results are substantially dependent upon overall economic conditions in the United States, the European Union and Asia.  Declining economic conditions in any or all of these locations - or negative perceptions about economic conditions - could result in a substantial decrease in demand for our products and could adversely affect our business.

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

We purchase large amounts of raw materials and energy for our manufacturing operations.  The cost of these raw materials and energy, in the aggregate, represent a substantial portion of our operating expenses.  The costs of raw materials and energy generally follow price trends of, and vary with the market conditions for crude oil and natural gas, which may be highly volatile and cyclical.  Many raw material and energy costs have recently experienced significant fluctuations, reaching historically record high levels.  Moreover, the fluctuation of the U.S. Dollar to other currencies adds to the volatility in raw material costs.  There have been, and will likely continue to be, periods of time when we are unable to pass raw material and energy cost increases on to our customers quickly enough to avoid adverse impacts on our results of operations.  Our results of operations have been in the past, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce our liquidity and cash flow.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent we increase our product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption and use substitute products, which may have an adverse impact on our results of operations.

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

•              We have one primary source for SR and, if that source was not available, we could not produce HITOX.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for this alternative source, this could result in our inability to produce HITOX which accounted for approximately 39% of our sales for the year ended December 31, 2010.

•              We are dependent on a limited number of customers and could experience significant revenue reductions if they use alternative sources.

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for 42% of our sales revenues in both 2010 and 2009 and 37% in 2008.  As a result, a decrease in sales volume of any one of our top 10 customers could have a material impact on our business, operating results, and financial condition.  For the year ended December 31, 2010, BASF Corporation represented 13.3% of our total consolidated sales, and the loss of this customer could have a material impact on our business, operating results and financial condition.

•              Foreign currency fluctuations could adversely impact our financial condition.

Because we own assets located outside the United States and have revenues and expenses in currencies other than the U.S. Dollar, we may incur currency transaction and translation losses due to changes in the values of foreign currencies and in the value of the U.S. Dollar.  Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering into derivative transactions.  Translation exposure associated with translating the functional currency financial statements of our foreign subsidiaries into U.S. Dollars is generally not hedged.  Upon translation to the U.S. Dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations.  We cannot predict the effect of changes in exchange rate fluctuations upon future operating results.  (See "Foreign Operations - Impact of Exchange Rate" on page 29).

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

•              Our U.S. operation is located on the Gulf of Mexico coastline and could be adversely affected by hurricanes.

We may be subject to work stoppages for hurricanes, particularly during the period ranging from June to November.  If a hurricane is severe and our Corpus Christi plant incurs heavy damage and prolonged downtime, which may not be fully covered by insurance, our financial results would be adversely affected.

•              Doing business in foreign countries carries certain risks that are not found in doing business in the U.S.

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

United States Operation
We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM.  During 2010, the Corpus Christi plant operated at approximately 50% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own.  The lease payment is subject to adjustment every five years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

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

The Corpus Christi plant and improvements are encumbered by a lien held by American Bank.  (See "Liquidity - U.S. Operation" on page 24).

European Operation
Our European Operation, TOR Processing and Trade ("TPT"), is located in Hattem, Netherlands, near the major shipping port of Rotterdam.  TPT operated at approximately 90% of capacity in 2010.  The factory site, which the Company owns, was expanded in 2004 from approximately one acre to two acres and consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building which was purchased in July 2004, and a 10,000 square foot warehouse with a loading dock which was purchased in January 2005.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See "Liquidity - European Operation" on page 25).

Asian Operation
Our Asian Operations, TOR Minerals Malaysia ("TMM"), operates the SR manufacturing plant in Ipoh, Malaysia, and is close in proximity to the present source of their major raw material - ilmenite.  The plant site has 38 acres of land that TMM has a commitment to use through 2074.  The TMM plant operated at approximately 40% of capacity in 2010.

TMM owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

The Malaysian plant and improvements are encumbered by liens held by HSBC Bank and RHB Bank.  (See "Liquidity - Asian Operation" on page 26).

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our Common Stock trades on the NASDAQ Capital Market under the symbol: "TORM".  The table below sets forth the high and low sales prices for our Common Stock for the periods indicated, according to NASDAQ.  Amounts shown in this table for 2009 and 2008 have been adjusted to reflect the one-for-five reverse stock split effected on February 19, 2010.  On March 21, 2011, the closing trading price of our Common Stock was $17.73 and 31,814 shares were traded.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2010	High	$5.100	$8.440	$8.620	$13.040
	Low	2.550	4.500	5.380	5.930
2009	High	$4.200	$2.300	$3.150	$2.900
	Low	1.200	1.200	1.800	2.300
2008	High	$11.05	$11.150	$9.350	$5.500
	Low	9.75	9.050	5.100	2.500

No cash dividends have ever been paid on our Common Stock.  Except and as otherwise required by the terms of our Series A Convertible Preferred Stock, we currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of holders of record of TOR's Common Stock as of March 21, 2011 was 190.

One-for-Five Reverse Stock Split

As noted in the Company's Form 8-K filed with the Securities and Exchange Commission on February 18, 2010, the shareholders approved a one-for-five reverse stock split, which the Company effected on February 19, 2010.

Series A 6% Convertible Preferred Stock Dividends

On December 6, 2010, we declared a dividend, in the amount of $15,000, for the quarterly period ending December 31, 2010, payable on January 1, 2011, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2010.  Dividends declared on the Series A Convertible Preferred Stock totaled $60,000 in 2010 and 2009.

Indemnification of Directors and Officers

The Company maintains a "Directors and Officers" insurance policy under which the Directors and Officers of the Company are indemnified against liability, which he/she may incur in his/her capacity as such.

Issuer Purchases of Equity Securities

The Company has no reportable purchases of equity securities.

Unregistered Sales of Equity Securities and Use of Proceeds

In 2009, we conducted a private placement of Units (the "Units") consisting of an aggregate principal amount of $25,000 of our six-percent (6%) Convertible Subordinated Debentures due May 4, 2016 (the "Debentures").  Debentures comprising a Unit are convertible into 47,170 shares of our common stock, subject to adjustments for certain events, at an initial conversion price of $0.53 per share, which has now adjusted to $2.65 per share following the one-for-five stock split.  In addition, we also issued to each subscriber of a Unit warrants to purchase 47,170  shares of Common Stock, which has now adjusted to 9,434 shares after the one-for-five reverse stock split (the "Warrant") at an exercise price per share of $2.65

In November 2010, one of the accredited investors exercised their Warrant, and the Company issued him 9,434 shares of Common Stock upon exercise of the Warrant.  The accredited investor also converted their Debenture, and the Company issued him 9,434 shares of Common Stock upon conversion of the Debenture.

No underwriters were involved in the foregoing offers and sales of securities.  These offers and sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) under the Securities Act.  The offers and sales were made only to "accredited investors" as such term is defined in Regulation D under the Securities Act with whom we had previous relationships and we did not partake in any general solicitation or advertisement.

Equity Compensation Plan

The following table provides information as of December 31, 2010, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	175,485	$11.390	33,158
Equity compensation plans not approved by security holders	--		--
Total	175,485	$11.390	33,158

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the "Plan") for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 23, 2008, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased to 250,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2018.  At December 31, 2010, there were 175,485 options outstanding, 41,357 exercised and 33,158 available for future issuance under the Plan.

For the twelve-month periods ended December 31, 2010, 2009 and 2008, the Company recorded $91,000, $266,000 and $145,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated income statements.

The Company granted options to purchase 23,404, 27,500 and 3,000 shares of common stock during the twelve-month periods ended December 31, 2010, 2009 and 2008, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2010, 2009 and 2008 was $3.89, $2.70 and $10.45, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.20%	3.17%	3.52%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.79	0.73	0.70
Expected term (in years)	3.00	7.00	7.00

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

The number of shares of common stock underlying options exercisable at December 31, 2010, 2009 and 2008 was 175,485, 174,220 and 148,720, respectively.  The weighted-average remaining contractual life of those options is 4.9 years.  Exercise prices on options outstanding at December 31, 2010, ranged from $1.75 to $30.55 per share as noted in the following table.

Options Outstanding
2010	2009	2008	Range of Exercise Prices
46,245	39,480	12,980	$ 1.75 - $ 9.99
108,180	113,680	114,680	$ 10.00 - $ 14.99
120	120	120	$ 15.00 - $ 19.99
12,800	12,800	12,800	$ 20.00 - $ 24.99
2,740	2,740	2,740	$ 25.00 - $ 29.99
5,400	5,400	5,400	$ 30.00 - $ 30.55
175,485	174,220	148,720

As of December 31, 2010, all outstanding options were fully vested, therefore, there was no option compensation expense related to non-vested awards.

As most options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Item 6.	Selected Financial Data
	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
NET SALES	$31,016	$24,193	$25,304	$27,961	$26,079
Cost of sales	24,258	20,382	22,032	22,768	20,939
GROSS MARGIN	6,758	3,811	3,272	5,193	5,140
Technical services and research and development	254	200	244	245	239
Selling, general and administrative expenses	3,701	3,215	4,673	4,290	4,160
Goodwill impairment	-	-	1,976
Loss on assets held for sale	-	-	679
Loss (gain) on disposal of assets	-	35	98	(12)	1
OPERATING INCOME (LOSS)	2,803	361	(4,398)	670	740
OTHER INCOME (EXPENSE):
Interest income	-	2	2	18	17
Interest expense	(439)	(558)	(524)	(684)	(547)
Gain (loss) on foreign currency exchange rate	(60)	59	(38)	25	(135)
Other, net	-	4	15	-	20
INCOME (LOSS) BEFORE INCOME TAX	2,304	(132)	(4,943)	29	95
Income tax expense (benefit)	16	4	19	(42)	2
NET INCOME (LOSS)	$2,288	$(136)	$(4,962)	$71	$93
Less: Preferred Stock Dividends	60	60	60	60	60
Basic Income (Loss) Available to Common Shareholders	$2,228	$(196)	$(5,022)	$11	$33
Plus: 6% Convertible Debenture Interest Expense	90	-	-	60	60
Diluted Income (Loss) Available to Common Shareholders	$2,318	$(196)	$(5,022)	$11	$33

Income (loss) per common shareholder:
Basic	$1.17	$(0.10)	$(3.19)	$0.00	$0.00
Diluted	$0.83	$(0.10)	$(3.19)	$0.00	$0.00

Weighted average common shares outstanding:
Basic	1,904	1,891	1,576	1,570	1,567
Diluted	2,785	1,891	1,576	1,577	1,575

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,559	$1,002	$191	$376	$896
Working capital	12,526	7,587	5,559	7,300	9,638
Total assets	37,171	32,876	34,337	38,736	38,011
Total long-term debt and capital leases	4,620	3,223	3,693	7,178	7,659
Shareholders' equity	26,878	23,215	22,515	26,405	24,829

*      The income (loss) per common and the weighted average common shares outstanding have been adjusted to reflect the one-for-five reverse stock split which was effective February 19, 2010.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview:

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders, functional fillers and flame retardants used in the manufacture of products including  paints, coatings, plastics and catalysts.  We have operations in the U.S., Asia and Europe.

Our U.S. Operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM.  The facility is also the Global Headquarters for the Company.  The Asian Operation, located in Ipoh, Malaysia, manufactures SR , HITOX and TIOPREM and our European Operation, located in Hattem, Netherlands, manufactures Alumina based products and BARYPREM.  (See "Our Products" on page 3).

Approximately 48% of the 2010 sales are outside of the United States.  Of these sales, approximately 57% are in currencies other than the U.S. Dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the U.S. Dollar.  (See "Foreign Operations - Impact of Exchange Rate" on page 29).

Following are our results for the twelve-month periods ended December 31, 2010, 2009 and 2008.  The income (loss) per common share and the weighted average common shares outstanding have been adjusted to reflect the one-for-five reverse stock split which was effective February 19, 2010.

(In thousands, except per share amounts)	Year Ended December 31,
	2010	2009	2008
NET SALES	$31,016	$24,193	$25,304
Cost of sales	24,258	20,382	22,032
GROSS MARGIN	6,758	3,811	3,272
Technical services and research and development	254	200	244
Selling, general and administrative expenses	3,701	3,215	4,673
Goodwill impairment	-	-	1,976
Loss on assets held for sale	-	-	679
Loss on disposal of assets	-	35	98
OPERATING INCOME (LOSS)	2,803	361	(4,398)
OTHER INCOME (EXPENSES):
Interest income	-	2	2
Interest expense	(439)	(558)	(524)
Gain (loss) on foreign currency exchange rate	(60)	59	(38)
Other, net	-	4	15
INCOME (LOSS) BEFORE INCOME TAX	2,304	(132)	(4,943)
Income tax expense	16	4	19
NET INCOME (LOSS)	$2,288	$(136)	$(4,962)
Less: Preferred Stock Dividends	60	60	60
Basic Income (Loss) Available to Common Shareholders	$2,228	$(196)	$(5,022)
Plus: 6% Convertible Debenture Interest Expense	90	-	-
Diluted Income (Loss) Available to Common Shareholders	$2,318	$(196)	$(5,022)
Income (loss) per common share:
Basic	$1.17	$(0.10)	$(3.19)
Diluted	$0.83	$(0.10)	$(3.19)
Weighted average common shares outstanding:
Basic	1,904	1,891	1,576
Diluted	2,785	1,891	1,576

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

Management Outlook for the Future:

During the past three years our strategic focus has been on bringing new high-value added products to market, improving efficiency and lowering our cost structure.  Our hard work has paid off and 2010 was the best year in TOR's history.

Going forward, we will continue to develop new products that are being marketed as premium products with enhanced performance characteristics sold at competitive prices.  The high value added characteristics of these products generate a higher margin than many standard products and will make a significant contribution to improving our overall profitability in the future.

We have a successful track record of bringing these new products to market.  For example, in the past several years, we have successfully become the leading provider of fire retardant fillers for solid surface applications all across Europe.  This is a product group that showed year-over-year growth even during the economic downturn.  In addition, we have successfully introduced new specialty aluminas for applications outside of the plastics markets and have nearly sold out our production capacity in the Netherlands.  In 2011, we will be investing approximately $2 million to double our production capacity and meet the anticipated global growth in demand for this application.

Another new product contributing to our growth is OPTILOAD which is used in high performance flame retardant applications.  This product offers a high performance, cost effective and environmentally friendly solution for the new flame retardant and smoke suppression standards that are being implemented in the U.S.  Under the new standards, the use of Deca-bromine will be phased out by December 2012 and totally discontinued by the end of 2013.  Deca-bromine has been used for years as an inexpensive fire-retardant filler; however, the EPA has expressed concerns that low-levels of exposure to Deca-bromine may be toxic.  These new standards are causing our customers to search for non-toxic alternatives, such as OPTILOAD.  Our sales of OPTILOAD tripled from a year ago and customer interest and sales momentum continue to build.  While this still represents a small portion of our overall sales, with continued market acceptance, we believe OPTILOAD could grow significantly over the next several years.

In addition to expanding the size of our addressable market, we have expanded our geographic penetration around the globe, in particular with our titanium dioxide (TiO2) pigments, which include HITOX and TIOPREM.  Sales of these products in Asia have gained momentum recently, and we believe that over the next several years they could reach or exceed sales levels in the U.S. of the same product lines.

From the cost side, increases in energy and raw material prices, as well as the continued currency movements, are expected to be a challenge and will impact our earnings going forward.  However, we are committed to improving on the savings realized over the last two years from procurement, overhead and working capital programs and continuing to strengthen the balance sheet using operating cash flows to invest in new manufacturing technologies.

In summary, we will continue to focus on pursuing niche markets for paints, plastics, papers and catalysts applications with high value-added products that produce attractive profit margins and have high barriers to entry for potential competitors.  Our focus is on products that will provide a solid value proposition with our customers and therefore sell at a higher average price and produce more attractive gross margins for us.  In addition, the high value-added nature of these products will allow us to create close partnerships for our customers and develop long-term relationships with recurring and predictable revenue streams.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

Results of Operations

Net Sales:  Consolidated net sales for 2010 increased approximately 28% compared with 2009.  The increase in net sales is primarily due to the stabilization and recovery of the paint and plastic end markets and successful introduction of new products, both of which have led to an increase in volume and a growth in our global customer base.

Consolidated net sales for 2009 decreased approximately 4% compared with 2008.  The decrease in net sales is primarily due to a decrease in volume of HITOX and BARTEX relating to the decline in the global economy, partially offset by an increase in volume of ALUPREM and HALTEX product lines.

Following is a summary of our consolidated products sales for 2010, 2009 and 2008 (in thousands), excluding inter-company sales:

Product	2010		2009		2008
HITOX	$12,080	39%	$10,111	42%	$13,182	52%
ALUPREM	11,608	37%	9,450	39%	7,425	30%
BARTEX	3,761	12%	2,601	11%	3,123	12%
HALTEX / OPTILOAD	2,634	9%	1,646	7%	1,219	5%
TIOPREM	515	2%	12	<1%	30	<1%
OTHER	418	1%	373	1%	325	1%
Total	$31,016	100%	$24,193	100%	$25,304	100%

  HITOX sales increased approximately 19% worldwide in 2010 primarily due to the stabilization and recovery in the paint and plastics end markets, as well as a tight supply of commodity titanium dioxide ("TiO2"), which have led to the addition of many new global customers.  Geographically, our HITOX sales increased at each of our three operations.  Sales at the U.S. operation increased 9%, the European operation increased 36% and the Asian operation increased 53% as compared to sales in 2009.  In 2009, HITOX sales decreased approximately 23% worldwide primarily due to a decrease in volume related to the decline in the global economy which was partially offset by the effect of fluctuations in the foreign exchange rate.

  ALUPREM sales increased approximately 23% worldwide in 2010 primarily due to an increase in the sales volume of our specialty grade ALUPREM in the European market which was partially offset by a decrease in U.S. sales.  ALUPREM sales in Europe increased approximately 49% while U.S. sales decreased approximately 6%.  In 2009, ALUPREM sales increased approximately 27% worldwide primarily due to an increase in the sales volume of our specialty grade ALUPREM in the U.S. market.  The increase in the U.S. market was partially offset by a decline in our European market of approximately 17% primarily due to a decline in volume as a result of the European economy.

  BARTEX sales increased approximately 45% in 2010 primarily due to an increase in volume and our customer base.  In 2009, BARTEX sales decreased approximately 17% primarily due to a decrease in volume related to the U.S. economy.

  HALTEX/OPTILOAD sales increased approximately 60% and 35% in 2010 and 2009, respectively.  The year over year increase is primarily related to new business for our standard HALTEX and newer OPTILOAD specialty products which are gaining acceptance in the marketplace.

  TIOPREM sales increased significantly in 2010 as the product began to gain greater acceptance in the market.  In 2009 TIOPREM sales were not material.

  Other Product sales increased approximately 12% and 15% in 2010 and 2009, respectively, primarily relating to changes in volume in both the U.S. and Asian markets.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

United States Operation

Following is a summary of net sales for our U.S. operation for 2010, 2009 and 2008 (in thousands).  All inter-company sales have been eliminated.

Product	2010		2009		2008
HITOX	$8,237	42%	$7,528	45%	$9,300	61%
ALUPREM	4,134	21%	4,419	27%	1,397	9%
BARTEX	3,761	19%	2,601	16%	3,123	20%
HALTEX / OPTILOAD	2,634	14%	1,646	10%	1,219	8%
TIOPREM	420	2%	7	<1%	-	0%
OTHER	394	2%	317	2%	293	2%
Total	$19,580	100%	$16,518	100%	$15,332	100%

  HITOX sales increased approximately 9% in 2010.  Geographically, sales in the U.S., Canada, Mexico and South America increased approximately 4%, 41%, 53% and 6%, respectively.  The increase is primarily due to the gradual improvement in the construction industry and tightened supply of TiO2, as well as new customers.  In 2009, HITOX sales decreased approximately 19% primarily due to a decrease in volume related to the decline in the U.S. economy.  During the fourth quarter 2009, HITOX sales volume increased approximately 28% as compared to the fourth quarter 2008 due to both an increase in demand from existing customers, as well as new customers.

  ALUPREM sales decreased approximately 6% in 2010 primarily due to a change in the order pattern of a significant U.S. customer.  In 2009, ALUPREM sales increased approximately 216% primarily due to an increase in the sales volume of our specialty grade ALUPREM sold in the U.S. market.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

European Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our U.S. operation for distribution to our North American customers.  TPT purchases HITOX from our Asian operation for distribution in Europe.  The following table represents TPT's sales (in thousands) for 2010, 2009 and 2008 to third party customers.  All inter-company sales have been eliminated.

Product	2010		2009		2008
ALUPREM	$7,474	90%	$5,031	89%	$6,028	88%
HITOX	834	10%	612	11%	825	12%
TIOPREM	43	<1%	3	<1%	26	<1%
Total	$8,351	100%	$5,646	100%	$6,879	100%

  ALUPREM sales increased approximately 49% in 2010 primarily due to an increase in volume, customer base and product mix, offset by the negative impact of foreign currency rate fluctuations as the Euro weakened against the U.S. Dollar as compared to 2009.  In 2009, ALUPREM sales decreased approximately 17% primarily due to a decrease in volume primarily related to a decline in the European economy.

  HITOX sales increased approximately 36% in 2010 primarily due to the gradual improvement in the construction industry and tightened supply of TiO2, as well as new customers, which was partially offset by the negative impact of foreign currency rate fluctuations.  In 2009, HITOX sales decreased approximately 26% primarily related to a decrease in volume as a result of the decline in the European economy.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

Asian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our U.S. and European operations.  The following table represents TMM's sales (in thousands) for 2010, 2009 and 2008 to third party customers.  All inter-company sales have been eliminated.

Product	2010		2009		2008
HITOX	$3,009	97%	$1,971	97%	$3,057	99%
TIOPREM	52	2%	2	<1%	4	<1%
OTHER	24	1%	56	3%	32	1%
Total	$3,085	100%	$2,029	100%	$3,093	100%

  HITOX sales increased approximately 53% in 2010 primarily due to an increase in volume related to the continuing improvement in the economy and the construction industry in Asia, as well as the positive effect of the foreign currency fluctuations between the Malaysian Ringgit and the USD as the Ringgit has gained in strength against the U.S. Dollar.  In 2009, HITOX sales decreased approximately 36% primarily related to a decrease in demand as a result of the decline in the economy in Asia.

  TIOPREM sales increased significantly in 2010 as the product has gained greater acceptance in the Asian marketplace.  In 2009 TIOPREM sales were not material.
  Other product sales decreased 57% in 2010 following an increased 75% in 2009.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

Gross Margin:  The following table represents our net sales, cost of sales and gross margin (in thousands) for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
NET SALES	$31,016	$24,193	$25,304
Cost of sales	24,258	20,382	22,032
GROSS MARGIN	$6,758	$3,811	$3,272
GROSS MARGIN %	21.8%	15.8%	12.9%

Gross margin increased 6.0% from 15.8% in 2009 to 21.8% in 2010.  Positive factors affecting gross margin in 2010 include the following:

  reduction in idle plant time,
  mix of products sold, and
  increase in sales prices.

Negative factors impacting the gross margin in 2010 include an increase in the cost of energy and raw materials, as well as foreign currency fluctuations.

Gross margin increased 2.9% from 12.9% in 2008 to 15.8% in 2009.  The primary factors affecting gross margin in 2009 include decreases in the following:

  cost of natural gas, the primary source of energy at our U.S. operation, indirect manufacturing costs, and
  cost of freight.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses ("SG&A") in 2010 increased approximately $486,000 from 2009.  Primary factors contributing to the increase in SG&A include an increase in salaries as the result of reinstating our employees' salaries back to the 2008 level, as well as an increase in accounting fees and sales commissions.  Partially offsetting the above increases was a reduction in option compensation expense.

In 2009, SG&A decreased approximately $1,458,000 from 2008 primarily due to cost cutting initiatives implemented during the first quarter of 2009.  Primary factors contributing to the decrease in SG&A include a decrease in salaries due to a reduction in staff and a 20% cut in employees' salaries, as well as a decrease in accounting and legal fees, travel related expenses, sales commissions and bad debt expense.  Partially offsetting the above reductions was an increase in option compensation expense as a result of all unvested options becoming fully vested during the fourth quarter of 2009.

Interest Expense:  Interest expense decreased approximately $119,000 in 2010 and increased approximately $34,000 in 2009.  In 2010, interest expense at the U.S. operation decreased approximately $20,000 primarily due to a lower average outstanding balance on our line of credit and long term debt; and in 2009, interest expense at the U.S. operation increased approximately $55,000 due primarily to interest on warrants and convertible debentures.  TPT's interest expense decreased approximately $51,000 and $28,000 in 2010 and 2009, respectively, primarily due to a reduction in long-term debt and a lower outstanding balance on its line of credit.  TMM's interest expense decreased $48,000 in 2010 primarily due to a decrease in its long term debt and lower utilization of its line of credit and ECR financing as compared to an increase of $7,000 in 2009.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

Income Taxes:  We recorded an income tax expense of approximately $16,000, $4,000 and $19,000 in 2010, 2009 and 2008, respectively.  The following table represents the components of our income tax expense:

	Components of Income Tax Expense (Benefit)
	Year Ended December 31,
	2010			2009			2008
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$-	$-	$-	$-	$-	$-	$199	$199
State	7	-	7	3	-	3	2	-	2
Foreign	-	9	9	-	1	1	-	(182)	(182)
Total Income Tax Expense (Benefit)	$7	$9	$16	$3	$1	$4	$2	$17	$19

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents increased $1,557,000 from the end of 2009 to the end of 2010.  Operating activities provided cash of $3,668,000.  We used cash of $1,627,000 relating to investing activities and $704,000 in financing activities.  The effect of the exchange rate fluctuations accounted for an increase in cash of $220,000.

	Year Ended December 31,
(In thousands)	2010	2009	2008
Net cash provided by (used in)
Operating activities	$3,668	$2,490	$1,497
Investing activities	(1,627)	(922)	(2,392)
Financing activities	(704)	(572)	873
Effect of exchange rate fluctuations	220	(185)	(163)
Net change in cash and cash equivalents	$1,557	$811	$(185)

Operating Activities
Cash provided by operating activities increased approximately $1,178,000 and $993,000 in 2010 and 2009, respectively.  The following are the major changes in working capital affecting cash provided by operating activities:

  Accounts Receivable:  Accounts receivable increased approximately $545,000 from the end of 2009 to the end of 2010.  Accounts receivable increased $408,000 and $310,000 at the European operation and the Asian operation, respectively, primarily due to an increase in sales in the fourth quarter of 2010 as compared to the same period 2009.  Accounts receivable decreased at the U.S. operation $173,000.  In 2009, accounts receivable increased approximately $762,000 from the end of 2008 to the end of 2009.  Accounts receivable increased $933,000 and $95,000 at the U.S. operation and the Asian operation, respectively, primarily due to an increase in sales in the fourth quarter of 2009 as compared to the same period 2008.  Accounts receivable decreased at the European operation $266,000.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

  Inventories: Inventories increased approximately $1,449,000 from the end of 2009 to the end of 2010.  Inventories at the U.S. and Asian operations increased $540,000 and $1,028,000, respectively, and decreased $119,000 at the European operation.  The increase in U.S. inventories was primarily the result of an increase in raw materials which was partially offset by decrease in finished goods.  The increase in inventory at the Asian operation was due to the timing of SR production and the decrease in European inventories primarily related to raw materials.  In 2009, inventories decreased approximately $2,807,000 from the end of 2008 to the end of 2009.  Inventories at the U.S., European and Asian operations decreased $2,332,000, $15,000 and $460,000, respectively.  The decrease in U.S. inventories was primarily the result of a decrease in finished goods and raw materials and the decrease in inventories at the European and Asian operations was due to a decrease in finished goods, partially offset by an increase in raw materials.
  Other Current Assets:  Other current assets increased approximately $179,000 and $91,000 for the twelve-month periods ended December 31, 2010 and 2009, respectively, primarily related to deposits at the European and Asian operations.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased approximately $1,456,000 from the end of 2009 to the end of 2010 due to an increase in at each of the three operations primarily related to the timing of purchases.  In 2009, trade accounts payable and accrued expenses decreased approximately $1,428,000 from the end of 2008 to the end of 2009 primarily relating to a decrease in accounts payable at both the U.S. and Asian operations, as well as accrued inventory at the Asian operation.

Investing Activities
Investing activities used cash of approximately $1,627,000 and $922,000 during the twelve-month periods ended December 31, 2010 and 2009, respectively.  Net investments for each of the Company's three operations are as follows:

  U.S. Operation:  We invested approximately $784,000 in 2010 primarily related to the early buyout of lease agreements with Bank of America Leasing & Capital for production equipment leased between 2004 and 2006.  In 2009, we invested approximately $815,000 primarily related to the completion of new process technologies started in 2008.
  European Operation:  We invested approximately $825,000 in 2010 primarily the expansion and modification of the production facility.  In 2009, our European operation invested approximately $44,000 primarily new production equipment.
  Asian Operation:  We invested approximately $18,000 and $63,000 in 2010 and 2009, respectively, at TMM primarily related to new production equipment.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

Financing Activities
Financing activities used cash of approximately $704,000 for the twelve-month period ended December 31, 2010.  In 2009, financing activities used cash of approximately $572,000.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Borrowings on our U.S. line of credit decreased approximately $2,100,000 for the twelve-month period ended December 31, 2009 and increased approximately $1,350,000 during the same period of 2009.  TPT's line of credit decreased approximately $349,000 and $230,000 for the twelve-month periods ended December 31, 2010 and 2009, respectively.
  Export Credit Refinancing - Borrowings on TMM's ECR increased approximately $264,000 for the twelve-month period ended December 31, 2010 as compared to a decreased approximately $1,471,000 for the twelve-month period ended December 31, 2009.
  Capital Leases -  Capital leases for the U.S. operation decreased $38,000 for the twelve-month period ended December 31, 2010 and provided net proceeds to the U.S. operation of approximately $38,000 for the twelve-month period ended December 31, 2009.  TPT's capital lease was reduced approximately $80,000 during each of the twelve-month periods ended December 31, 2010 and 2009.
  Long-term Debt - U.S. Operation:  Our U.S. long-term debt to financial institutions increased approximately $2,009,000 for the twelve-month period ended December 31, 2010 primarily related to a new term loan with American Bank and decreased approximately $955,000 during the twelve-month period ended December 31, 2009 primarily related to the payment of long-term debt to Bank of America.
  Long-term Debt - European Operation:  TPT's long-term debt decreased approximately $118,000 and $223,000 during the twelve-month periods ended December 31, 2010 and 2009, respectively.
  Long-term Debt - Asian Operation:  TMM's long-term debt decreased approximately $328,000 and $441,000 for the twelve-month periods ended December 31, 2010 and 2009, respectively.
  6% Convertible Subordinated Debentures:  In 2009, we received subscription agreements for 60 Units ($1,500,000) of our six percent convertible subordinated debentures with warrants of which $1,000,000 was used to reduce inter-company debt and $500,000 to reduce our debt to Bank of America.
  Issuance of Common Stock and Options:  We received proceeds of approximately $96,000 related to the issuance of common stock and the exercise of common stock options during the twelve-month period ended December 31, 2010.  For the twelve-month period ended December 31, 2009, we did not receive proceeds from the issuance of common stock.
  Preferred Stock Dividends:  The Company paid dividends of $60,000 on its Series A convertible preferred stock, or $0.30 per share in both 2010 and 2009.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

Liquidity

Following is a summary of our long-term debt and notes payable:

(In thousands)	December 31,
	2010	2009
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at December 31, 2010, due April 1, 2013, secured by a Caterpillar front-end loader.	$60	$84
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at December 31, 2010, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	2,000	-
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at December 31, 2010, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (362 Euro)	485	547
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at December 31, 2010, due January 31, 2030, secured by TPT's land and building purchased January 2005. (360 Euro)	482	543
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at December 31, 2010, due July 31, 2015, secured by TPT's assets. (233 Euro)	312	406
U.S. Dollar term note payable to a Malaysian bank, secured by TMM's property, plant and equipment, matured June 30, 2010.	-	191
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.475% at December 31, 2010, due May 30, 2011, secured by TMM's property, plant and equipment.	41	141
Total	3,380	1,912
Less current maturities	533	435
Total long-term debt and notes payable	$2,847	$1,477

United States Operation

U.S. Credit Agreement and Term Loan
For the quarters ended December 31, 2008 and March 31, 2009, the Company was not in compliance with the Consolidated Fixed Charge Ratio and the Consolidated Funded Debt to EBITDA Ratio covenants under our U.S. Credit Agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank").  As a result, the Bank notified the Company of its decision to terminate the Credit Agreement.  The Company and the Bank entered into a series of amendments that extended the maturity dates, reduced the available borrowings and increased interest rates while allowing the Company time to establish a corporate lending relationship with a new financial institution.  The last amendment to the Credit Agreement, dated September 30, 2010, extended the maturity date to February 15, 2011.  However, as noted below, the Company secured a new U.S. Credit Agreement with American Bank, N.A. (the "Lender") in December 2010.  The Company repaid the outstanding balance of $500,000 to the Bank with proceeds received from the new term loan on December 31, 2010.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

On December 31, 2010, the Company entered into a new U.S. credit agreement (the "Agreement") the Lender.  The Agreement consists of the following:

•      a $1 million line of credit (the "Line"), which matures July 1, 2012.  The amount which the Company is entitled to borrow from time to time under the line of credit is subject to a borrowing base based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Price Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At December 31, 2010, the Company had no outstanding funds borrowed on the Line; and

•       a $2 million term loan, which matures December 31, 2015.  The term loan bears interest at a fixed rate of 6.65% per annum.  Monthly principal and interest payments will commenced on February 1, 2011.  The monthly principal and interest payment are $39,272.97

The Agreement is secured by certain assets of the Company which are located in the United States or which arise from the Company's operations in the United States.  Collateral under the credit agreement does not include the Company's ownership or other interests in TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade, BV ("TPT"), any assets or operations of either TMM or TPT or any proceeds thereof.

The Agreement includes various customary covenants, limitations and events of default.  Under the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  The credit agreement also includes certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness, becoming a guarantor or surety, making loans or advances to other parties, except trade credit extended in the normal course of business, or changing the President or Board of Directors of the Company without the Lender's written consent.

Borrowing under the Agreement may be used to support working capital requirements and for general corporate purposes.

Six-percent Convertible Subordinated Debentures
As explained in Item 5 above and as reported in the Company's Form 8-K filed with the SEC on May 6, 2009, the Company's Board of Directors authorized the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company's directors.

As reported in the Company's Form 10-Q filed with the SEC on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  The Company applied the $500,000 received from the sale of these Debentures to its outstanding real estate loan with the Bank in August 2009.

Other Term Loans
On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at December 31, 2010 was $60,000.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

European Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the "Credit Facility") with Rabobank which increased TPT's line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.3%), is secured by TPT's accounts receivable and inventory.  At December 31, 2010, TPT had utilized Euro 586,000 ($783,000) of its short-term credit facility.

On July 7, 2004, TPT entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TPT's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616.  The loan balance at December 31, 2010 and 2009 was Euro 362,000 and Euro 382,000, respectively ($485,000 and $547,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT's existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.6%, effective January 3, 2010, for a period of three years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566.  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2010 and 2009 was Euro 360,000 and Euro 379,000, respectively ($482,000 and $543,000, respectively).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.05%, effective July 19, 2010, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167.  The loan is secured by TPT's assets.  The loan balance at December 31, 2010 and 2009 was Euro 233,000 and Euro 283,000, respectively ($312,000 and $406,000, respectively).

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

Asian Operation

On November 15, 2010, the Company's subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC") to extend the maturity date from October 1, 2010 to April 30, 2011.  In addition, the HSBC facility includes the following in Malaysian Ringgits ("RM"):  (1) overdraft of RM 500,000; (2) an export line ("ECR") of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($162,000, $811,000 and $1,622,000, respectively).

On September 14, 2005, TMM amended the banking facility with HSBC to include a U.S. Dollar loan (the "HSBC Loan") in the amount of $1,000,000 for the purpose of upgrading TMM's plant and machinery.  The loan, which matured on June 30, 2010, had a balance of $191,000 at December 31, 2009.

The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($324,000, $3,018,000 and $8,112,000, respectively).

On May 30, 2008, TMM entered into a U.S. Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $292,000, will be repaid over a period of 36 months with an interest rate of 0.75% above the RHB prime.  Monthly principal payments ($8,350 per month) and interest payments commenced on July 1, 2008, and will continue through May 30, 2011.  The interest rate at December 31, 2010 was 1.475%.  The loan balance at December 31, 2010 and 2009 was $41,000 and $141,000, respectively.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers' and inter-company shipments.  At December 31, 2010, the outstanding balance on their ECR facilities was RM 815,000 ($264,000).  At December 31, 2009, TMM was not utilizing the overdraft or the ECR facilities.

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
December 31, 2010, 2009 and 2008

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

Bad Debts - We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  At December 31, 2010 and 2009, we maintained a reserve for doubtful accounts of approximately $97,000 and $79,000, respectively.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes - Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies.  Significant management judgment is required in determining the effective rate and in evaluating our tax position.  We have domestic and foreign net deferred tax assets resulting primarily from net operating loss carryforwards.  At December 31, 2010 we had federal net operating loss carryforward of approximately $3,680,000 at our U.S. operation.  In addition, we had net operating carryforwards at our European operation, TPT, of approximately $867,000 and at our Asian operation, TMM, of approximately $4,530,000.

Inventory - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  At December 31, 2010 and 2009, we maintained a reserve for obsolescence and unmarketable inventory of approximately $348,000 and $271,000, respectively.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2010 and 2009, the Company recorded approximately $671,000 and $1,872,000, respectively, related to idle facility expense primarily at the Malaysian operations.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

Valuation of Long-Lived Assets - The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2010.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

During the fourth quarter 2008, the Company's Board of Directors and the Bank approved the classification of certain assets of the U.S. operation as "held for sale".  As a result, the Company reduced the book value of the assets to fair market value, less costs to sell, and recorded an expense of approximately $679,000.  In addition, the U.S. operation recorded an expense in 2008 of approximately $98,000 related to the sale/disposal of assets.

Share Based Compensation - We calculate share based compensation using the Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the twelve-month periods ended December 31, 2010, 2009 and 2008, we recorded $91,000, $266,000 and $145,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated income statements.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases - As of December 31, 2010, we lease 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority.  The minimum future rental payments under this and other non-cancelable operating leases as of December 31, 2010 for the years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2011	$79
2012	63
2013	63
2014	62
2015	54
Thereafter	623
Total minimum lease payments	$944

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

Contractual Obligations - The following is a summary of all significant contractual obligations, both on and off Balance Sheet, as of December 31, 2010, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2011	2012	2013	2014	2015	2016 +
Long-term Debt	$3,380	$533	$547	$532	$523	$500	$745
Lines of Credit	783	783	-	-	-	-	-
Export Credit Refinancing	264	264	-	-	-	-	-
Capital Leases	64	46	13	5	-	-	-
Operating Leases	944	79	63	63	62	54	623
Capital Expenditures	2,000	2,000	-	-	-	-	-
Convertible Debentures	1,475	-	-	93	92	92	1,198
Total	$8,910	$3,705	$623	$693	$677	$646	$2,566

We are currently in the process of expanding the production capacity of our European operation.  The expansion, which will double the capacity of the operation, is expected to be completed during the third quarter of 2011 at a cost of approximately $2,000,000.

 Other matters

Anticipated Capital Expenditures
Except for the expansion of the European operation noted above, we do not anticipate any significant capital expenditures in 2011.

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

Foreign Operations - Impact of Exchange Rate
We have two foreign operations, TMM in Malaysia and TPT in the Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet.  As of December 31, 2010 and 2009, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $2,822,000 and $1,294,000, respectively.  From the beginning of 2010 to the end of 2010, the U.S. Dollar weakened against the Malaysian Ringgit, as a result, net income increased approximately $6,000.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2010 and 2009, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $1,860,000 and $2,154,000, respectively.  From the beginning of 2010 to the end of 2010, the U.S. Dollar strengthened against the Euro, as a result, net income decreased approximately $64,000.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010, 2009 and 2008

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

At December 31, 2010, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording a net gain of approximately $11,000 as a component of our 2010 net income and as a current asset on the consolidated balance sheet at December 31, 2010.

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

Management's Annual Report on Internal Control over Financial Reporting

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on management's assessment and those criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the quarter ended December 31, 2010, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2010.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons
Information which will be contained under the caption "Election of Directors" and "Principal Stockholders" in the Company's Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders is incorporated by reference in response to this Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance
Information under the caption "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" which will be contained in the Company's Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

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

The Company will provide to any person, without charge, upon written request, a copy of the Code of Ethics.  Such requests should be sent to the Company's Corporate Secretary, Barbara Russell, at 722 Burleson Street, Corpus Christi, Texas  78402.

Corporate Governance
Information under the caption "Executive Compensation - Nomination of Directors", and "Election of Directors - Audit Committee" which will be contained in the Company's Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions "Principal Stockholders" and "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information under the captions "Certain Transactions" and "Election of Directors - Attendance and Independence", which will be contained in the Company's Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption "Principal Accountant Fees and Services", which will be contained in the Company's Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits
(a) The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company as amended through February 28, 2010
3.2	By-laws of the Company, as amended through February 28, 2010

4.1(1)	Form of Common Stock Certificate
10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(2) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(3)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(4)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.7(5)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.8(5)	Loan Agreement with RHB Bank, dated November 23, 2004
10.9(5) **	Form of Incentive Stock Option Agreement for Officers A
10.10(5) **	Form of Incentive Stock Option Agreement for Officers B
10.11(5) **	Form of Nonqualified Option Agreement for Directors
10.12(6)	Loan Agreement with Rabobank, dated March 1, 2004
10.13(6)	Loan Agreement with Rabobank, dated July 6, 2004
10.14(7)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.15(8)	Loan Agreement with Rabobank, dated July 19, 2005
10.16(9)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.17(10)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.18(10)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.19(11)	Loan Agreement with Rabobank, dated March 20, 2007
10.20(12)	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TPT) dated May 11, 2001
10.21(13)	Form of Subscription Agreement with respect to the Company's September - October 2008 Private Placement
10.22(13)	Form of Warrant with respect to the Company's September - October 2008 Private Placement
10.23(14)	Form of Subscription Agreement with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.24(14)	Form of 6% Convertible Subordinated Debenture with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.25(14)	Form of Warrant with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.26(15)	Loan Agreement with American Bank., dated December 31, 2010

14.1	Code of Ethics

21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV

23.1	Consent of UHY LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company's May 25, 2000 Form S-8
(3)	Incorporated by reference to the exhibit filed with the Company's December 31, 2000 Form 10-K
(4)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(5)	Incorporated by reference to the exhibit filed with the Company's December 31, 2004 Form 10-K
(6)	Incorporated by reference to the exhibit filed with the Company's January 3, 2005 Form 8-K
(7)	Incorporated by reference to the exhibit filed with the Company's June 27, 2005 Form 8-K
(8)	Incorporated by reference to the exhibit filed with the Company's July 19, 2005 Form 8-K
(9)	Incorporated by reference to the exhibit filed with the Company's September 14, 2005 Form 8-K
(10)	Incorporated by reference to the exhibit filed with the Company's December 22, 2005 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company's March 20, 2007 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company's December 31, 2006 Form 10-K
(13)	Incorporated by reference to the exhibit filed with the Company's September 15, 2008 Form 8-K
(14)	Incorporated by reference to the exhibit filed with the Company's May 6, 2009 and August 26, 2009 Form 8-K
(15)	Incorporated by reference to the exhibit filed with the Company's January 5, 2011 Form 8-K

**	Constitutes a compensation plan or agreement under which executive officers may participate

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 24, 2011	By:	OLAF KARASCH Olaf Karasch, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer	March 24, 2011

BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 24, 2011

BARBARA RUSSELL (Barbara Russell)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 24, 2011

JULIE BUCKLEY (Julie Buckley)	Director	March 24, 2011

DAVID HARTMAN (David Hartman)	Director	March 24, 2011

DOUG HARTMAN (Doug Hartman)	Director	March 24, 2011

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 24, 2011

STEVEN PAULSON (Steven Paulson)	Director	March 24, 2011

CHIN YONG TAN (Chin Yong Tan)	Director	March 24, 2011

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 included in the accompanying Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

s/s UHY LLP

UHY LLP
Houston, Texas
March 24, 2011

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
	Year Ended December 31,
	2010	2009	2008
NET SALES	$31,016	$24,193	$25,304
Cost of sales	24,258	20,382	22,032
GROSS MARGIN	6,758	3,811	3,272
Technical services and research and development	254	200	244
Selling, general and administrative expenses	3,701	3,215	4,673
Goodwill impairment	-	-	1,976
Loss on assets held for sale	-	-	679
Loss on disposal of assets	-	35	98
OPERATING INCOME (LOSS)	2,803	361	(4,398)
OTHER INCOME (EXPENSES):
Interest income	-	2	2
Interest expense	(439)	(558)	(524)
Gain (loss) on foreign currency exchange rate	(60)	59	(38)
Other, net	-	4	15
INCOME (LOSS) BEFORE INCOME TAX	2,304	(132)	(4,943)
Income tax expense	16	4	19
NET INCOME (LOSS)	$2,288	$(136)	$(4,962)
Less: Preferred Stock Dividends	60	60	60
Basic Income (Loss) Available to Common Shareholders	$2,228	$(196)	$(5,022)
Plus: 6% Convertible Debenture Interest Expense	90	-	-
Diluted Income (Loss) Available to Common Shareholders	$2,318	$(196)	$(5,022)

Income (loss) per common share:
Basic	$1.17	$(0.10)	$(3.19)
Diluted	$0.83	$(0.10)	$(3.19)

Weighted average common shares outstanding:
Basic	1,904	1,891	1,576
Diluted	2,785	1,891	1,576
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (In thousands)
	Year Ended December 31,
	2010	2009	2008
NET INCOME (LOSS)	$2,288	$(136)	$(4,962)

OTHER COMPREHENSIVE INCOME (LOSS) , net of tax
Net gain (loss) on derivative instruments designated and qualifying as cash flow hedges, net of tax:
Net gain reclassified to income	-	-	1
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains (losses)	1,233	207	(916)
Other comprehensive income (loss), net of tax	1,233	207	(915)
COMPREHENSIVE INCOME (LOSS)	$3,521	$71	$(5,877)
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share amounts)
	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,559	$1,002
Trade accounts receivable, net	3,888	3,380
Inventories	11,021	9,101
Other current assets	728	540
Total current assets	18,196	14,023
PROPERTY, PLANT AND EQUIPMENT, net	18,952	18,800
OTHER ASSETS	23	53
Total Assets	$37,171	$32,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,544	$1,452
Accrued expenses	1,436	1,036
Notes payable under lines of credit	783	3,313
Export credit refinancing facility	264	-
Current deferred tax liability	64	60
Current maturities - capital leases	46	140
Current maturities of long-term debt - financial institutions	533	435
Total current liabilities	5,670	6,436
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	18	49
Long-term debt - financial institutions	2,847	1,477
Long-term debt - convertible debentures, net	1,176	1,122
DEFERRED TAX LIABILITY	582	577
Total liabilities	10,293	9,661
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 200 shares issued and outstanding at 12/31/2010 and 12/31/2009	2	2
Common stock $1.25 par value: authorized, 6,000 shares; 1,934 and 1,891 shares issued and outstanding at 12/31/2010 and 12/31/2009, respectively	2,416	2,363
Additional paid-in capital	25,363	25,214
Accumulated deficit	(5,579)	(7,807)
Accumulated other comprehensive income:
Cumulative translation adjustment	4,676	3,443
Total shareholders' equity	26,878	23,215
Total Liabilities and Shareholders' Equity	$37,171	$32,876
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity Years ended December 31, 2010, 2009 and 2008 (In thousands)
							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2007	200	$2	1,574	$1,967	$22,874	$(2,589)	$4,151	$26,405
Issuance of Common Stock			315	394	1,496			1,890
Exercise of stock options			2	2	10			12
Share based compensation expense					145			145
Dividends declared - Preferred						(60)		(60)
Net loss						(4,962)		(4,962)
Cumulative translation adjustment							(916)	(916)
Net unrealized loss on foreign currency hedge							1	1
Balance at December 31, 2008	200	$2	1,891	$2,363	$24,525	$(7,611)	$3,236	$22,515
Issuance of Common Stock Warrants					423			423
Share based compensation expense					266			266
Dividends declared - Preferred						(60)		(60)
Net loss						(136)		(136)
Cumulative translation adjustment							207	207
Balance at December 31, 2009	200	$2	1,891	$2,363	$25,214	$(7,807)	$3,443	$23,215
Issuance of Common Stock			28	36	39			75
Exercise of stock options			15	17	28			45
Exercise of warrants					(9)			(9)
Share based compensation expense					91			91
Dividends declared - Preferred						(60)		(60)
Net loss						2,288		2,288
Cumulative translation adjustment							1,233	1,233
Balance at December 31, 2010	200	$2	1,934	$2,416	$25,363	$(5,579)	$4,676	$26,878
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,288	$(136)	$(4,962)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,903	1,812	1,954
Goodwill impairment	-	-	1,976
Loss on assets held for sale	-	-	679
Loss on disposal of assets	-	35	98
Share-based compensation	91	266	145
Warrant interest expense	70	44	-
Deferred income taxes	9	4	19
Provision for bad debts	23	(61)	381
Changes in working capital:
Trade accounts receivables	(545)	(762)	1,049
Inventories	(1,449)	2,807	(685)
Other current assets	(179)	(91)	134
Accounts payable and accrued expenses	1,457	(1,428)	709
Net cash provided by operating activities	3,668	2,490	1,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,645)	(922)	(2,396)
Proceeds from sales of property, plant and equipment	18	-	4
Net cash used in investing activities	(1,627)	(922)	(2,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from lines of credit	(2,449)	1,120	(2,365)
Net proceeds from (payments on) export credit refinancing facility	264	(1,471)	1,458
Proceeds from capital lease	19	69	26
Payments on capital lease	(137)	(111)	(80)
Proceeds from long-term bank debt	2,000	-	914
Payments on long-term bank debt	(470)	(1,604)	(931)
Proceeds from convertible debentures	-	1,500	-
Loan origination costs	33	(15)	9
Proceeds from the issuance of common stock, and exercise of common stock options	96	-	1,902
Preferred stock dividends paid	(60)	(60)	(60)
Net cash (used in) provided by financing activities	(704)	(572)	873
Effect of exchange rate fluctuations on cash and cash equivalents	220	(185)	(163)
Net increase (decrease) in cash and cash equivalents	1,557	811	(185)
Cash and cash equivalents at beginning of year	1,002	191	376
Cash and cash equivalents at end of year	$2,559	$1,002	$191

Supplemental cash flow disclosures:
Interest paid	$439	$558	$524
Income taxes paid	$7	$3	$10

Non-cash financing activities:
Conversion of debenture	$25	$-	$-
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

1.	Summary of Significant Accounting Policies

 Business Description:  TOR Minerals International, Inc. and Subsidiaries (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, catalysts and solid surface applications.  The Company's global headquarters and U.S. manufacturing plant are located in Corpus Christi, Texas ("TOR U.S." or "U.S. Operation").  The Asian Operation, TMM, is located in Ipoh, Malaysia, and the European Operation, TPT, is located in Hattem, The Netherlands.

Basis of Presentation and Use of Estimates:  The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade, BV ("TPT").  All significant intercompany transactions are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheets.  As of December 31, 2010 and 2009, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $2,816,000 and $1,294,000, respectively.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2010 and 2009, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $1,860,000 and $2,154,000, respectively.

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

Accounts Receivable:  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2010 and 2009, the Company maintained a reserve for doubtful accounts of approximately $97,000 and $79,000, respectively.  The increase in the allowance for doubtful accounts was primarily related to the global economic conditions and its effects on the collectability of customer balances.

Foreign Currency:  Results of operations for the Company's foreign operations, TMM and TPT, are translated from the designated functional currency to the U.S. Dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date.  Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income (loss).  The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings.

Inventories:  Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method.  The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  At December 31, 2010 and 2009, we maintained a reserve for obsolescence and unmarketable inventory of approximately $348,000 and $271,000, respectively.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

 Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2010 and 2009, the Company recorded approximately $671,000 and $1,872,000, respectively, related to idle facility expense primarily at the Malaysian operations.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX, which accounted for approximately 39%, 42% and 52% of our sales for the years ended December 31, 2010, 2009 and 2008, respectively.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

During the fourth quarter 2008, the Company's Board of Directors and Bank of America, N.A. approved the classification of certain assets of the U.S. operation as "held for sale".  As a result, the Company reduced the book value of the assets to fair market value, less costs to sell, and recorded an expense of approximately $679,000.  In addition, the U.S. operation recorded an expense in 2008 of approximately $98,000 related to the sale/disposal of assets.

Valuation of Long-Lived Assets:  The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2010.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

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
December 31, 2010, 2009 and 2008

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2007 through December 31, 2010.  Our state returns, which are filed in Texas and Ohio, are subject to examination for the tax years ended December 31, 2007 through December 31, 2010.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years ended December 31, 2005 through December 31, 2010.

As of January 1, 2010, we did not have any unrecognized tax benefits and there was no change during the twelve month period ended December 31, 2010.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the twelve month period ended December 31, 2010.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Derivatives and Hedging Activities:  The Company records the fair value of all outstanding derivative instruments on the Consolidated Balance Sheets in other current assets and current liabilities.  Derivatives are held as part of a formally documented risk management (hedging) program.  All derivatives are straightforward and are held for purposes other than trading.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  Changes in the fair value of derivatives are recorded in current earnings along with the change in fair value of the underlying hedged item if the derivative is designated as a fair value hedge or in other comprehensive income if the derivative is designated as a cash flow hedge.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  The Company has utilized natural gas forward contracts to hedge a portion of its U.S. Operation's natural gas needs and has utilized foreign currency forward contracts at both the U.S. and Asian Operations to hedge a portion of its foreign currency risk.  (See Note 14, Derivatives and Other Financial Instruments).

On January 1, 2009, we adopted changes issued by the Financial Accounting Standards Board (the "FASB") to disclosures about derivative instruments and hedging activities.  These changes require enhanced disclosures about an entity's derivative and hedging activities, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  Other than the required disclosures (see Note 14, Derivatives and Other Financial Instruments), the adoption of these changes had no impact on the condensed consolidated financial statements.

Share Based Compensation:  The Company calculates share based compensation using the Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the twelve-month periods ended December 31, 2010, 2009 and 2008, we recorded $91,000, $266,000 and $145,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated income statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

 Fair Value Accounting:  On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments.  These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statements of financial position, the related carrying amount of these financial instruments and the method(s) and significant assumptions used to estimate the fair value.  Other than the required disclosure (see Note 3, Fair Value Measurements), the adoption of these changes had no impact on the consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to fair value accounting.  These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly.  This guidance is necessary to maintain the overall objective for fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  The adoption of these changes had no impact on the consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments.  These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The adoption of these changes had no impact on the consolidated financial statements.

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

Fair Value Accounting for Financial Liabilities:  In August 2009, the FASB issued changes to fair value accounting for liabilities.  These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principals of fair value measurements, such as an income approach (e.g., present value technique).  This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  These changes became effective for TOR on October 1, 2009.  Management has determined that the adoption of these changes does not have an impact on the consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Business Combinations and Consolidation Accounting:  Effective January 1, 2009, we adopted changes issued by the FASB on April 1, 2009 to accounting for business combinations.  These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (1) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (2) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination initially at fair value; (3) subsequent measurements of assets and liabilities arising from contingencies be based on systematic and rational method depending on the nature and contingent consideration arrangements be measured subsequently; and (4) disclosures of amounts and measurements basis of such assets and liabilities and the nature of the contingencies.  The impact of these changes on our consolidated financial statements is dependent upon acquisitions entered into by the Company after January 1, 2009.

On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations.  While retaining the fundamental requirements of accounting for business combinations, as noted above, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control instead of the date that the consideration is transferred.  These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at the acquisition date fair values.  Additionally, these changes require acquisition related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price.  As the Company has not entered into any acquisitions since the adoption on January 1, 2009, there was no impact on our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to consolidation accounting and reporting.  These changes establish accounting and reporting for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This guidance defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  These changes require, among other items, that a noncontrolling interest be included in the consolidated statements of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's share and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  As the Company has not entered into any acquisitions since the adoption on January 1, 2009, there was no impact on our consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Codification:  On September 30, 2009, we adopted changes issued by the FASB to the authoritative hierarchy of GAAP.  These changes established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

Subsequent Events:  On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued, otherwise known as "subsequent events".  Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of these changes had no impact on the consolidated financial statements as management already followed a similar approach prior to the adoption of this new guidance.

The Company evaluated all activity of TOR through the issue date of the consolidated financial statements, and concluded that all subsequent events that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements have been incorporated into this Annual Report on Form 10-K.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

2.	Long-Term Debt and Notes Payable
(In thousands)	December 31,
	2010	2009
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at December 31, 2010, due April 1, 2013, secured by a Caterpillar front-end loader.	$60	$84
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at December 31, 2010, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	2,000	-
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at December 31, 2010, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (362 Euro)	485	547
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at December 31, 2010, due January 31, 2030, secured by TPT's land and building purchased January 2005. (360 Euro)	482	543
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at December 31, 2010, due July 31, 2015, secured by TPT's assets. (233 Euro)	312	406
U.S. Dollar term note payable to a Malaysian bank, secured by TMM's property, plant and equipment, matured June 30, 2010.	-	191
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.475% at December 31, 2010, due May 30, 2011, secured by TMM's property, plant and equipment.	41	141
Total	3,380	1,912
Less current maturities	533	435
Total long-term debt and notes payable	$2,847	$1,477

U.S. Bank Credit Facility and Term Loans

U.S. Credit Agreement and Term Loan
For the quarters ended December 31, 2008 and March 31, 2009, the Company was not in compliance with the Consolidated Fixed Charge Ratio and the Consolidated Funded Debt to EBITDA Ratio covenants under our U.S. Credit Agreement (the "Credit Agreement") with Bank of America, N.A. (the "Bank").  As a result, the Bank notified the Company of its decision to terminate the Credit Agreement.  The Company and the Bank entered into a series of amendments that extended the maturity dates, reduced the available borrowings and increased interest rates while allowing the Company time to establish a corporate lending relationship with a new financial institution.  The last amendment to the Credit Agreement, dated September 30, 2010, extended the maturity date to February 15, 2011.  However, as noted below, the Company secured a new U.S. Credit Agreement with American Bank, N.A. (the "Lender").  The Company repaid the outstanding balance of $500,000 to the Bank with proceeds received from the new term loan on December 31, 2010.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

On December 31, 2010, the Company entered into a new U.S. credit agreement (the "Agreement") with the Lender.  The Agreement consists of the following:

•       a $1 million line of credit (the "Line"), which matures July 1, 2012.  The amount which the Company is entitled to borrow from time to time under the line of credit is subject to a borrowing base based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Price Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At December 31, 2010, the Company had no outstanding funds borrowed on the Line; and

•       a $2 million term loan, which matures December 31, 2015.  The term loan bears interest at a fixed rate of 6.65% per annum.  Monthly principal and interest payments will commenced on February 1, 2011.  The monthly principal and interest payment are $39,272.97

The Agreement is secured by certain assets of the Company which are located in the United States or which arise from the Company's operations in the United States.  Collateral under the credit agreement does not include the Company's ownership or other interests in TOR Minerals Malaysia, Sdn. Bhd. ("TMM") and TOR Processing and Trade, BV ("TPT"), any assets or operations of either TMM or TPT or any proceeds thereof.

The Agreement includes various customary covenants, limitations and events of default.  Under the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  The credit agreement also includes certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness, becoming a guarantor or surety, making loans or advances to other parties, except trade credit extended in the normal course of business, or changing the President or Board of Directors of the Company without the Lender's written consent.

Borrowing under the Agreement may be used to support working capital requirements and for general corporate purposes.

Six-percent Convertible Subordinated Debentures
As explained in Item 5 above and as reported in the Company's Form 8-K filed with the SEC on May 6, 2009, the Company's Board of Directors authorized the issuance of up to $4 million of its six-percent (6%) convertible subordinated debentures with detachable warrants for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, on May 4, 2009, $1 million from the sale of Debentures due May 4, 2016, from three of the Company's directors.

As reported in the Company's Form 10-Q filed with the SEC on August 10, 2009, the Company received proceeds of $500,000 from the sale of additional Debentures to six additional accredited investors, one of which is a director and another of which is a greater than 5% shareholder.  The Company applied the $500,000 received from the sale of these Debentures to its outstanding real estate loan with the Bank in August 2009.

Other Term Loans
On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at December 31, 2010 was $60,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Netherlands Bank Credit Facility, Mortgage and Term Loan

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the "Credit Facility") with Rabobank which increased TPT's line of credit from Euro 650,000 to Euro 1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 7.3%), is secured by TPT's accounts receivable and inventory.  At December 31, 2010, TPT had utilized Euro 586,000 ($783,000) of its short-term credit facility.

On July 7, 2004, TPT entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of Euro 485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized Euro 325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, Euro 160,000, was used for the expansion of TPT's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is Euro 1,616.  The loan balance at December 31, 2010 and 2009 was Euro 362,000 and Euro 382,000, respectively ($485,000 and $547,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT's existing production facility.  The Second Mortgage, in the amount of Euro 470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.6%, effective January 3, 2010, for a period of three years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is Euro 1,566.  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2010 and 2009 was Euro 360,000 and Euro 379,000, respectively ($482,000 and $543,000, respectively).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of Euro 500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.05%, effective July 19, 2010, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is Euro 4,167.  The loan is secured by TPT's assets.  The loan balance at December 31, 2010 and 2009 was Euro 233,000 and Euro 283,000, respectively ($312,000 and $406,000, respectively).

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Malaysian Bank Credit Facility and Term Loan

On November 15, 2010, the Company's subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC") to extend the maturity date from October 1, 2010 to April 30, 2011.  In addition, the HSBC facility includes the following in Malaysian Ringgits ("RM"):  (1) overdraft of RM 500,000; (2) an export line ("ECR") of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($162,000, $811,000 and $1,622,000, respectively).

On September 14, 2005, TMM amended the banking facility with HSBC to include a U.S. Dollar loan (the "HSBC Loan") in the amount of $1,000,000 for the purpose of upgrading TMM's plant and machinery.  The loan, which matured on June 30, 2010, had a balance of $191,000 at December 31, 2009.

The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($324,000, $3,018,000 and $8,112,000, respectively).

On May 30, 2008, TMM entered into a U.S. Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $292,000, will be repaid over a period of 36 months with an interest rate of 0.75% above the RHB prime.  Monthly principal payments ($8,350 per month) and interest payments commenced on July 1, 2008, and will continue through May 30, 2011.  The interest rate at December 31, 2010 was 1.475%.  The loan balance at December 31, 2010 and 2009 was $41,000 and $141,000, respectively.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers' and inter-company shipments.  At December 31, 2010, the outstanding balance on their ECR facilities was RM 815,000 ($264,000).  At December 31, 2009, TMM was not utilizing the overdraft or the ECR facilities.

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

Liquidity
Management believes that it has adequate liquidity for fiscal year 2011 and expects to maintain compliance with all financial covenants throughout 2011.

The following is a summary of maturities of long-term debt (in thousands) as of December 31, 2010:

Years Ending December 31,
2011	$586
2012	547
2013	532
2014	522
2015	499
Thereafter	694
Total	$3,380

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

3.	Fair Value Measurements

The following table presents the Company's financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of December 31, 2010.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at December 31, 2010.

	December 31, 2010
(In thousands)	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset for foreign currency derivative financial instruments (including forward contracts)	$11	$-	$11	$-

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

	December 31, 2010		December 31, 2009
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,380	$3,286	$1,912	$1,603
Long-term debt - convertible debentures	1,475	1,424	1,500	569
	$4,855	$4,710	$3,412	$2,172

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair value due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

4.	Series A 6% Convertible Preferred Stock Dividend

On December 6, 2010, the Company declared a dividend, in the amount of $15,000, for the quarterly period ended December 31, 2010, payable on January 1, 2011, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2010.  The Company declared total dividends of $60,000 in both 2010 and 2009 on the Series A Convertible Preferred Stock.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

5.	Capital Lease

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the consolidated balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at December 31, 2010 was approximately Euro 157,000 ($210,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of Euro 377,351 including interest of Euro 62,113 (implicit interest rate 6.3%) and Euro 238 in executory costs.  The lease term is 72 months with equal monthly installments of Euro 4,071 ($5,445).  The net present value of the lease at December 31, 2010 was Euro 26,000 ($35,000).

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2010 was approximately $12,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at December 31, 2010 was $12,000.

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2010 was not significant.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at December 31, 2010 was $17,000.

The following table sets forth the minimum future lease payments (in thousands) under these leases as of December 31, 2010:

Year Ending December 31,	Amount
2011	$48
2012	13
2013	6
2014
2015
Total minimum lease payments	67
Less: Amount representing executory costs	-
Net minimum lease payments	67
Less: Amount representing interest	(3)
Present value of net minimum lease payments	64
Less: Current maturities of capital lease obligations	(46)
Long-term capital lease obligations	$18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

6.	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2010	2009
Raw materials	$6,337	$4,178
Work in progress	1,343	1,173
Finished goods	2,895	3,311
Supplies	794	710
Total Inventories	11,369	9,372
Inventory reserve	(348)	(271)
Net Inventories	$11,021	$9,101

Inventory is stated at the lower of cost or market, including adjustments for inventory expected to be sold below cost as a result of damage, deterioration, obsolescence or pricing factors.  At December 31, 2010 and 2009, the Company maintained a reserve for inventory obsolescence of $348,000 and $271,000, respectively.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2010 and 2009, the Company recorded approximately $671,000 and $1,872,000, respectively, related to idle facility expense primarily at the U.S. and Malaysian operations.

7.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2010	2009
Land and office buildings	39 years	$3,309	$3,494
Production facilities	10 - 20 years	8,018	7,651
Machinery and equipment	3 - 15 years	27,735	26,064
Furniture and fixtures	3 - 20 years	1,185	1,082
Total		40,247	38,291
Less accumulated depreciation		(22,085)	(19,575)
Property, plant and equipment, net		18,162	18,716
Construction in progress		790	84
		$18,952	$18,800

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ended December 31, 2010, 2009 and 2008 were $1,903,000, $1,812,000 and $1,954,000, respectively.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

8.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments.  All United States manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company's wholly-owned foreign operations, TMM, located in Malaysia and TPT, located in the Netherlands.

Product sales of inventory between the U.S., Asian and European operations are based on inter-company pricing, which includes an inter-company profit margin.  In the geographic information, the location profit (loss) from all locations is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company's chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

For the twelve-month period ended December 31, 2010, the U.S. operation received approximately 21% of its total third party sales revenue from a single customer.  The European operation received approximately 36% of its total third party sales revenue from two customers (21% and 15%); and, the Asian operation received approximately 13% of its total third party sales revenue from a single customer.  One customer, BASF Corporation, represented 13% of the 2010 total consolidated sales.

For the twelve-month period ended December 31, 2009, the U.S. operation received approximately 27% of its total third party sales revenue from a single customer and the European operation received approximately 16% of its total third party sales revenue from a single customer.  No single customer represented 10% or more of the Asian operation's total third party sales.  One customer, BASF Corporation, represented 18% of the 2009 total consolidated sales.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of SR, HITOX, ALUPREM and TIOPREM.

The Company's principal product, HITOX, accounted for approximately 39%, 42% and 52% of net consolidated sales in 2010 , 2009 and 2008, respectively.

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the U.S. represented 52%, 59% and 51% for the years ended December 31, 2010, 2009 and 2008, respectively.

No individual foreign country accounted for 10% or more of foreign sales in either 2010, 2009 or 2008.

Approximately 38% of the Company's employees are represented by an in-house collective bargaining agreement.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

A summary of the Company's manufacturing operations by geographic area is presented below:

(In thousands)	United States (Corpus Christi)		Netherlands (TP&T)		Malaysia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2010
Net Sales:
Customer sales	$19,580		$8,351		$3,085	$-	$31,016
Intercompany sales	98		2,424		5,628	(8,150)	-
Total Net Sales	$19,678		$10,775		$8,713	$(8,150)	$31,016
Share based compensation	$91	$		$		$-	$91
Depreciation	$685		$511		$707	$-	$1,903
Interest expense	$247		$177		$15	$-	$439
Income tax expense (benefit)	$7		$-		$9	$-	$16
Location profit (loss)	$1,222		$1,032		$(55)	$89	$2,288
Capital expenditures	$800		$827		$18	$-	$1,645
Location long-lived assets	$5,024		$6,087		$7,841	$-	$18,952
Location assets	$13,600		$8,096		$15,475	$-	$37,171
December 31, 2009
Net Sales:
Customer sales	$16,518		$5,646		$2,029	$-	$24,193
Intercompany sales	6		2,432		2,984	(5,422)	-
Total Net Sales	$16,524		$8,078		$5,013	$(5,422)	$24,193
Share based compensation	$266		$-		$-	$-	$266
Depreciation	$584		$531		$697	$-	$1,812
Interest expense	$267		$228		$63	$-	$558
Income tax expense (benefit)	$3		$-		$1	$-	$4
Location profit (loss)	$(219)		$94		$(72)	$61	$(136)
Capital expenditures	$815		$44		$63	$-	$922
Location long-lived assets	$4,908		$6,186		$7,706	$-	$18,800
Location assets	$11,323		$7,852		$13,701	$-	$32,876
December 31, 2008
Net Sales:
Customer sales	$15,332		$6,879		$3,093	$-	$25,304
Intercompany sales	69		1,106		5,947	(7,122)	-
Total Net Sales	$15,401		$7,985		$9,040	$(7,122)	$25,304
Share based compensation	$145		$-		$-	$-	$145
Depreciation	$665		$558		$731	$-	$1,954
Goodwill impairment	$-		$1,976		$-	$-	$1,976
Loss on assets held for sale	$679		$-		$-	$-	$679
Interest expense	$212		$256		$56	$-	$524
Income tax expense (benefit)	$199		$(89)		$(91)	$-	$19
Location profit (loss)	$(2,681)		$(2,150)		$12	$(143)	$(4,962)
Capital expenditures	$1,116		$60		$1,220	$-	$2,396
Location long-lived assets	$4,698		$6,534		$8,283	$-	$19,515
Location assets	$12,156		$8,238		$13,943	$-	$34,337

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

9.	Quarterly Data (Unaudited)
TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Operations
(In thousands, except per share amounts)	2010
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$6,856	$7,928	$7,543	$8,689	$31,016
Cost of sales	5,206	6,325	6,234	6,493	24,258
GROSS MARGIN	1,650	1,603	1,309	2,196	6,758
Technical services and research and development	57	61	66	70	254
Selling, general and administrative expenses	849	971	846	1,035	3,701
OPERATING INCOME	744	571	397	1,091	2,803
OTHER INCOME (EXPENSES):
Interest expense	(121)	(112)	(110)	(96)	(439)
Gain (loss) on foreign currency exchange rate	(28)	34	(53)	(13)	(60)
INCOME BEFORE INCOME TAX	595	493	234	982	2,304
Income tax expense (benefit)	11	23	(2)	(16)	16
NET INCOME	$584	$470	$236	$998	$2,288
Less: Preferred Stock Dividends	15	15	15	15	60
Basic Income Available to Common Shareholders	$569	$455	$221	$983	$2,228
Plus: 6% Convertible Debenture Interest Expense	22	23	22	23	90
Diluted Income Available to Common Shareholders	$591	$478	$243	$1,006	$2,318

Income per common share:
Basic	$0.30	$0.24	$0.12	$0.51	$1.17
Diluted	$0.23	$0.17	$0.09	$0.35	$0.83
Weighted average common shares outstanding:
Basic	1,891	1,897	1,908	1,921	1,904
Diluted	2,611	2,813	2,822	2,892	2,785

(In thousands, except per share amounts)	2009
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$5,703	$5,654	$6,441	$6,395	$24,193
Cost of sales	4,889	4,789	5,492	5,212	20,382
GROSS MARGIN	814	865	949	1,183	3,811
Technical services and research and development	52	40	54	54	200
Selling, general and administrative expenses	1,011	725	687	792	3,215
(Gain) Loss on disposal of assets	-	-	-	35	35
OPERATING (LOSS) INCOME	(249)	100	208	302	361
OTHER INCOME (EXPENSES):
Interest income	2	-	-	-	2
Interest expense	(112)	(136)	(159)	(151)	(558)
Gain (loss) on foreign currency exchange rate	54	(12)	(5)	22	59
Other, net	2	2	-	-	4
(LOSS) INCOME BEFORE INCOME TAX	(303)	(46)	44	173	(132)
Income tax expense (benefit)	(34)	(38)	61	15	4
NET (LOSS) INCOME	$(269)	$(8)	$(17)	$158	$(136)
Less: Preferred Stock Dividends	15	15	15	15	60
(Loss) Income Available to Common Shareholders	$(284)	$(23)	$(32)	$143	$(196)

(Loss) income per common share:
Basic	$(0.15)	$(0.01)	$(0.02)	$0.08	$(0.10)
Diluted	$(0.15)	$(0.01)	$(0.02)	$0.08	$(0.10)
Weighted average common shares outstanding:
Basic	1,891	1,891	1,891	1,891	1,891
Diluted	1,891	1,891	1,891	1,891	1,891

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

10.	Calculation of Basic and Diluted Earnings per Share
(in thousands, except per share amounts)	Year Ended December 31,
	2010	2009	2008
Numerator:
Net Income (Loss)	$2,288	$(136)	$(4,962)
Preferred Stock Dividends	(60)	(60)	(60)
Numerator for basic earnings per share - income (loss) available to common shareholders	2,228	(196)	(5,022)
Effect of dilutive securities:	90	-	-
Numerator for diluted earnings per share - income (loss) available to common shareholders after assumed conversions	$2,318	$(196)	$(5,022)

Denominator:
Denominator for basic earnings per share - weighted-average shares	1,904	1,891	1,576
Effect of dilutive securities
Employee stock options	13	-	-
Warrants	302	-	-
6% Convertible Debentures	566	-	-
Dilutive potential common shares	881	-	-
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	2,785	1,891	1,576

Basic earnings per common share:
Net Income (Loss)	$1.17	$(0.10)	$(3.19)

Diluted earnings per common share:
Net Income (Loss)	$0.83	$(0.10)	$(3.19)

Excluded from the calculation of diluted earnings per share were a total of 111,111 common shares issuable upon conversion of the 200,000 convertible preferred shares for the years ended December 31, 2010, 2009 and 2008.  The convertible preferred shares were not included in the computation of diluted earnings per share as the effect would be antidilutive.

For the year ended December 31, 2010, a total of 556,040 convertible debentures were excluded from the calculation of diluted earnings per share as the because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

A total of 315,000, 881,040 and 315,000 warrants were excluded from the calculation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, respectively, because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the years ended December 31, 2010, 2009 and 2008, stock options excluded from diluted earnings per share were 151,985, 224,782 and 148,720, respectively (adjusted for the one-for-five reverse stock split).  The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

11.	Income Taxes

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Our U.S. and European operations had deferred tax assets related to NOL carryforwards of $1,250,000 and $208,000, respectively.  At December 31, 2010, we maintained a valuation allowance of approximately 75% and 100% for the U.S. and European operations, respectively, due to uncertainties as to the Company's ability to utilize these deferred tax asset.

At December 31, 2010, 2009 and 2008, we had federal net operating loss ("NOL") carryforwards of approximately $3,680,000, $4,200,000 and $13,990,000, respectively.  The U.S. NOL carryforward will expire from 2018 to 2029.

TPT, our European operation, had NOL carryforwards at December 31, 2010, 2009 and 2008 of approximately $867,000, $1,913,000, and $1, 907,000, respectively.  The European NOL carryforward will expire from 2011 to 2017.

Our Asian operation, TMM, had NOL carryforwards of approximately $4,530,000, $3,842,000 and $3,807,000, at December 31, 2010, 2009 and 2008, respectively.  Because these foreign NOL carryforwards have an indefinite carry forward period, we have determined that it is not appropriate to provide a valuation allowance for this NOL carryforward.

The undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on approximately $6,000,000 of such cumulative undistributed earnings.  Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

Components of Pretax Income (Loss)	Year Ended December 31,
(In thousands)	2010	2009	2008
Domestic	$1,228	$(217)	$(2,482)
Foreign	1,075	85	(2,461)
Pretax income (loss)	$2,303	$(132)	$(4,943)
	Components of Income Tax Expense (Benefit)
	Year Ended December 31,
	2010			2009			2008
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$-	$-	$-	$-	$-	$-	$199	$199
State	7	-	7	3	-	3	2	-	2
Foreign	-	9	9	-	1	1	-	(182)	(182)
Total Income Tax Expense (Benefit)	$7	$9	$16	$3	$1	$4	$2	$17	$19

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

 The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Year Ended December 31,
(In thousands)	2010	2009	2008
Expense (benefit) computed at statutory rate	$783	$(44)	$(1,679)
Change in valuation allowance - Domestic	(451)	(21)	986
Change in valuation allowance - Foreign	(267)	(24)	486
Effect of items deductible for book not tax, net
Option compensation	31	90	49
Other	(42)	8	-
Effect of foreign tax rate differential	(43)	(7)	175
State income taxes, net of Federal benefit	5	2	2
	$16	$4	$19
Significant Components of Deferred Taxes	Year Ended December 31,
(In thousands)	2010	2009
Deferred Tax Assets:
Net operating loss carryforwards - Domestic	$1,250	$1,402
Net operating loss carryforwards - Foreign	1,340	1,448
PP&E - Foreign	10	10
Intercompany profit	12	42
Alternative minimum tax credit carryforwards	65	65
Domestic reserves	17	17
Unrealized foreign currency losses - Domestic	14	-
Unrealized foreign currency losses - Foreign	-	1
Other deferred assets	20	19
	2,728	3,004
Valuation allowance	(1,150)	(1,881)
Total deferred tax assets	$1,578	$1,123

Deferred Tax Liabilities:
PP&E - Domestic	598	285
PP&E - Foreign	1,598	1,439
Goodwill - Foreign	-	11
Unrealized gain on derivatives	23	21
Other	5	4
Total deferred tax liabilities	2,224	1,760
Net deferred tax liability	$(646)	$(637)

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

12.	Stock Options

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the "Plan") for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 23, 2008, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased to 250,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2018.  At December 31, 2010, there were 175,485 options outstanding, 41,357 exercised and 33,158 available for future issuance under the Plan.

For the twelve-month periods ended December 31, 2010, 2009 and 2008, the Company recorded $91,000, $266,000 and $145,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated income statements.

The Company granted options to purchase 23,404, 27,500 and 3,000 shares of common stock during the twelve-month periods ended December 31, 2010, 2009 and 2008, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2010, 2009 and 2008 was $3.89, $2.70 and $10.45, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.20%	3.17%	3.52%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.79	0.73	0.70
Expected term (in years)	3.00	7.00	7.00

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at December 31, 2007	188,622	175,860	$13.00	$4.60	-	$30.55
Additional options authorized	40,000	-
Granted	-	3,000	$10.45	$10.45	-	$10.45
Exercised	(1,840)	(1,840)	$6.75	$5.75	-	$7.65
Forfeited or expired	(1,000)	(28,300)	$14.70	$10.30	-	$29.50
Balances at December 31, 2008	225,782	148,720	$13.00	$4.60	-	$30.55
Granted	-	27,500	$2.70	$1.75	-	$2.90
Forfeited or expired	(1,000)	(2,000)	$8.70	$2.90	-	$14.60
Balances at December 31, 2009	224,782	174,220	$11.20	$4.60	-	$30.55
Granted		23,404	$7.52	$7.50	-	$7.63
Exercised	(14,539)	(14,539)	$3.17	$2.70	-	$7.50
Forfeited or expired	(1,600)	(7,600)	$10.31	$2.90	-	$11.25
Balances at December 31, 2010	208,643	175,485	$11.39	$1.75	-	$30.55

The number of shares of common stock underlying options exercisable at December 31, 2010, 2009 and 2008 was 175,485, 174,220 and 117,900, respectively.  The weighted-average remaining contractual life of those options is 4.9 years.  Exercise prices on options outstanding at December 31, 2010, ranged from $1.75 to $30.55 per share as noted in the following table.

Options Outstanding
2010	2009	2008	Range of Exercise Prices
46,245	39,480	12,980	$ 1.75 - $ 9.99
108,180	113,680	114,680	$ 10.00 - $ 14.99
120	120	120	$ 15.00 - $ 19.99
12,800	12,800	12,800	$ 20.00 - $ 24.99
2,740	2,740	2,740	$ 25.00 - $ 29.99
5,400	5,400	5,400	$ 30.00 - $ 30.55
175,485	174,220	148,720

As of December 31, 2010, all outstanding options were fully vested, therefore, there is no unrecognized option compensation expense related to non-vested awards.

As all options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

13.	Profit Sharing Plan

The Company has a profit sharing plan that covers the U.S. employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2010, 2009 and 2008, there were no contributions to the plan.

The Company also offers a 401(k) on U.S. employees savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2010, 2009 and 2008 were approximately $42,000, $35,000 and $59,000, respectively.

14.	Derivatives and Other Financial Instruments

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

On November 18, 2008, the Company entered into a natural gas contract with Bank of America, N.A. for 40,000 MM/Btu's of natural gas which settled on March 1, 2009.  At December 31, 2010 and 2009, there were no natural gas contracts outstanding.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Foreign Currency Forward Contracts
We manage the risk of changes in foreign currency exchange rates, primarily at our Malaysian operation, through the use of foreign currency contracts.  Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We report the fair value of the derivatives on our consolidated balance sheet and changes in the fair value are recognized in earnings in the period of the change.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		December 31,	December 31,
Derivative Instrument	Location	2010	2009
Foreign Currency Exchange Contracts	Other Current Assets	$11	$3
		$11	$3

The following table summarizes the impact of the Company's derivatives on the consolidated financial statements of operations for the three and twelve month periods ended December 31, 2010 and 2009:

(In thousands)		Amount of Gain (Loss) Recognized in Operations
	Location of Gain	Three Months Ended		Twelve Months Ended
	(Loss) on Derivative	December 31,		December 31,
Derivative Instrument	Instrument	2010	2009	2010	2009
Natural Gas Swap Contract	Cost of Sales	$-	$-	$-	$(27)
Foreign Currency Exchange Contracts	Other Income (Expense)	11	3	154	34
		$11	$3	$154	$7

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

15.	Commitments and Contingencies

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

Equipment Lease
The Company entered into a master lease agreement (the "Master Lease") with Bank of America Leasing & Capital, LLC ("BALC") dated August 9, 2004, effective August 13, 2004, for equipment related to the HITOX plant expansion.  In 2010, we completed the lease agreement with BALC through the election of the early buyout clause contained in the Master Lease.

Minimum future rental payments under these and other immaterial leases as of December 31, 2010 for the next five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2011	$79
2012	63
2013	63
2014	62
2015	54
Thereafter	623
Total minimum lease payments	$944

Rent expense under these leases was $276,000, $321,000 and $328,000 for the years ended 2010, 2009 and 2008, respectively.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2010, 2009 and 2008

16.	Significant Customers

For the years ended December 31, 2010 and 2009, one customer, BASF, accounted for approximately 13.3% and 18.2%, respectively, of our total revenues.  For the year ended December 31, 2008, no single customer accounted for 10% or more of our total revenues.

17.	Foreign Customer Sales

Revenues from sales to customers located outside the U.S. for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
(In thousands)	2010	2009	2008
Canada, Mexico & South/Central America	$3,401	$2,115	$2,536
Pacific Rim	3,177	1,933	3,048
Europe, Africa & Middle East	8,456	5,754	6,924
Total Sales	$15,034	$9,802	$12,508
18.	Sales by Product

Revenues from sales by product for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

Product	2010		2009		2008
HITOX	$12,080	39%	$10,111	42%	$13,182	52%
ALUPREM	11,608	37%	9,450	39%	7,425	30%
BARTEX	3,761	12%	2,601	11%	3,123	12%
HALTEX / OPTILOAD	2,634	9%	1,646	7%	1,219	5%
TIOPREM	515	2%	12	<1%	30	<1%
OTHER	418	1%	373	1%	325	1%
Total	$31,016	100%	$24,193	100%	$25,304	100%