Form 10-Q
period 2011-03-31
TOR MINERALS INTERNATIONAL INC
filed 2011-05-10
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 OR
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

Large accelerated filer [__]	Accelerated filer [__]	Non-accelerated filer [__]	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__]			No [X]
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $0.25 par value			Shares Outstanding as of May 9, 2011 2,121,373

1

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Income -- Three months ended March 31, 2011 and 2010	3
	Condensed Consolidated Statements of Comprehensive Income -- Three months ended March 31, 2011 and 2010	4
	Condensed Consolidated Balance Sheets -- March 31, 2011 and December 31, 2010	5
	Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2011 and 2010	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	24

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

Signatures		26

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

2

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited) (In thousands, except per share amounts)
	Three Months Ended March 31,
	2011	2010
NET SALES	$9,585	$6,856
Cost of sales	7,494	5,206
GROSS MARGIN	2,091	1,650
Technical services and research and development	66	57
Selling, general and administrative expenses	1,159	849
OPERATING INCOME	866	744
OTHER EXPENSE:
Interest expense	(96)	(121)
Loss on foreign currency exchange rate	(48)	(28)
INCOME BEFORE INCOME TAX	722	595
Income tax expense	47	11
NET INCOME	$675	$584
Less: Preferred Stock Dividends	15	15
Basic Income Available to Common Shareholders	$660	$569
Plus: 6% Convertible Debenture Interest Expense	22	-
Plus: Preferred Stock Dividends	15	-
Diluted Income Available to Common Shareholders	$697	$569

Income per common share:
Basic	$0.34	$0.30
Diluted	$0.22	$0.26

Weighted average common shares outstanding:
Basic	1,941	1,891
Diluted	3,149	2,193

See accompanying notes.
3

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited) (In thousands)
	Three Months Ended March 31,
	2011	2010
NET INCOME	$675	$584
OTHER COMPREHENSIVE INCOME, net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain	605	415
Other comprehensive income, net of tax	605	415
COMPREHENSIVE INCOME	$1,280	$999

See accompanying notes.
4

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except per share amounts)
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,396	$2,559
Trade accounts receivable, net	4,873	3,888
Inventories	11,467	11,021
Other current assets	935	728
Total current assets	19,671	18,196
PROPERTY, PLANT AND EQUIPMENT, net	19,489	18,952
OTHER ASSETS	24	23
Total Assets	$39,184	$37,171

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,299	$2,544
Accrued expenses	2,390	1,436
Notes payable under lines of credit	515	783
Export credit refinancing facility	33	264
Current deferred tax liability	60	64
Current maturities - capital leases	27	46
Current maturities of long-term debt – financial institutions	519	533
Total current liabilities	5,843	5,670
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	14	18
Long-term debt – financial institutions	2,819	2,847
Long-term debt – convertible debentures, net	1,167	1,176
DEFERRED TAX LIABILITY	636	582
Total liabilities	10,479	10,293
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 160 and 200 shares issued and outstanding at 3/31/2011 and 12/31/2010, respectively	2	2
Common stock $1.25 par value: authorized, 6,000 shares; 2,029 and 1,934 shares issued and outstanding at 3/31/2011 and 12/31/2010, respectively	2,536	2,416
Additional paid-in capital	25,805	25,363
Accumulated deficit	(4,919)	(5,579)
Accumulated other comprehensive income:
Cumulative translation adjustment	5,281	4,676
Total shareholders' equity	28,705	26,878
Total Liabilities and Shareholders' Equity	$39,184	$37,171

See accompanying notes.
5

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$675	$584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	499	469
Share-based compensation	2	-
Warrant interest expense	17	17
Deferred income taxes	41	10
Changes in working capital:
Trade accounts receivables	(897)	(489)
Inventories	(290)	(225)
Other current assets	(186)	(200)
Accounts payable and accrued expenses	603	870
Net cash provided by operating activities	464	1,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(513)	(102)
Net cash used in investing activities	(513)	(102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit	(317)	(732)
Net payments on export credit refinancing facility	(235)	-
Payments on capital lease	(25)	(39)
Payments on long-term bank debt	(122)	(158)
Proceeds from the issuance of common stock, and exercise of common stock options	534	2
Preferred stock dividends paid	(15)	(15)
Net cash used in financing activities	(180)	(942)
Effect of exchange rate fluctuations on cash and cash equivalents	66	73
Net (decrease) increase in cash and cash equivalents	(163)	65
Cash and cash equivalents at beginning of year	2,559	1,002
Cash and cash equivalents at end of period	$2,396	$1,067

Supplemental cash flow disclosures:
Interest paid	$96	$104
Non-cash financing activities:
Conversion of debentures	$25	$-

See accompanying notes.
6

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates:  The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, in our Annual Report on Form 10-K filed with the SEC on March 24, 2011.  Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results for the year ending December 31, 2011.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal and state income tax expense of approximately $5,000 and $1,000, respectively, and foreign deferred tax expense of approximately $41,000 for the three month period ended March 31, 2011, compared to state income tax expense of approximately $1,000 and foreign deferred tax expense of approximately $10,000 for the same three month period in 2010.  Taxes are based on an estimated annualized consolidated effective rate of 6.6% for the year ended December 31, 2011.

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

As of January 1, 2011, we did not have any unrecognized tax benefits and there was no change during the three month period ended March 31, 2011.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the three month period ended March 31, 2011.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Recently Adopted and Recently Issued Accounting Standards:  The Company reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt

Long-term Debt

A summary of long-term debt follows:

	(Unaudited)
(In thousands)	March 31,	December 31,
	2011	2010
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at March 31, 2011, due April 1, 2013, secured by a Caterpillar front-end loader.	$54	$60
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at March 31, 2011, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our US operation.	1,942	2,000
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at March 31, 2011, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€357)	507	485
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at March 31, 2011, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€356)	505	482
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at March 31, 2011, due July 31, 2015, secured by TPT's assets. (€221)	314	312
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.475% at March 31, 2011, due May 30, 2011, secured by TMM's property, plant and equipment.	16	41
Total	3,338	3,380
Less current maturities	519	533
Total long-term debt and notes payable - financial institutions	$2,819	$2,847

Short-term Debt

US Operations

On December 31, 2010, the Company entered into a new U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1 million line of credit (the “Line”) which matures July 1, 2012.  The amount which the Company is entitled to borrow from time to time under the line of credit is subject to a borrowing base based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At March 31, 2011, the Company had no outstanding funds borrowed on the Line.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At March 31, 2011, the ratio of cash flow to debt service was 1.33 to 1.0.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Netherlands Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 4.062%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2011, TPT had utilized €362,000 ($515,000) of its short-term credit facility.

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

Malaysian Operations

On November 15, 2010, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from October 1, 2010 to April 30, 2011.  The Company is currently negotiating with HSBC to extend the maturity date of the banking facility.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an export line (“ECR”) of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($165,000, $826,000 and $1,652,000, respectively).

The RHB Bank Berhad (“RHB”) facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($330,000, $3,073,000 and $8,261,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2011, the outstanding balance on the ECR facilities was RM 102,000 ($33,000) at a current interest rate of 4.0%.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 3.	Series A Convertible Preferred Stock Dividend

On March 4, 2011, the Company declared a dividend, in the amount of $15,000, or $0.075 per share, for the quarterly period ended March 31, 2011, payable on April 1, 2011, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on March 4, 2011.

Note 4.	Fair Value Measurements

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of March 31, 2011.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at March 31, 2011.

	March 31, 2011
(In thousands)	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$3	$-	$3	$-

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

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,338	$3,244	$3,380	$3,286
Long-term debt – convertible debentures	1,450	1,408	1,475	1,424
	$4,788	$4,652	$4,855	$4,710

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

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at March 31, 2011 was approximately €161,000 ($229,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of €377,351 including interest of €62,113 (implicit interest rate 6.3%) and €238 in executory costs.  The lease term is 72 months with equal monthly installments of €5,241 ($7,441).  The net present value of the lease at March 31, 2011 was €10,000 ($15,000).

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2011 was approximately $13,000.  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at March 31, 2011 was $11,000.

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2011 was approximately $6,000.  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at March 31, 2011 was $15,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2011	2010
Numerator:
Net Income	$675	$584
Preferred Stock Dividends	(15)	(15)
Numerator for basic earnings per share - income available to common shareholders	660	569
Effect of dilutive securities:
6% Convertible Debenture Interest Expense	22	-
Preferred Stock Dividends	15	-
Numerator for diluted income per share - loss available to common shareholders after assumed conversions	$697	$569
Denominator:
Denominator for basic income per share - weighted-average shares	1,941	1,891
Effect of dilutive securities:
Employee stock options	46	7
Detachable warrants	495	295
6% Convertible Debenture	556	-
Preferred Stock Dividends	111	-
Dilutive potential common shares	1,208	302
Denominator for diluted income per share - weighted-average shares and assumed conversions	3,149	2,193
Basic income per common share	$0.34	$0.30
Diluted income per common share	$0.22	$0.26

For the three month period ended March 31, 2010, a total of 111,000 common shares issuable upon conversion of the 200,000 convertible preferred shares were excluded from the calculation of diluted earnings per share as the conversion price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the three month period ended March 31, 2010, a total of 566,000 shares issuable upon conversion of convertible debentures were excluded from the calculation of diluted earnings per share as the conversion price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the three month period ended March 31, 2010, approximately 315,000 shares issuable upon exercise of warrants were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the three month periods ended March 31, 2011 and 2010, approximately 53,000 and 144,000, respectively, of shares issuable upon exercise of employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
March 31, 2011
Net Sales:
Customer sales	$5,368	$2,617	$1,600	$-	$9,585
Intercompany sales	-	863	1,909	(2,772)	-
Total Net Sales	$5,368	$3,480	$3,509	$(2,772)	$9,585

Location profit	$278	$262	$155	$(20)	$675

Location assets	$14,535	$8,941	$15,708	$-	$39,184

March 31, 2010
Net Sales:
Customer sales	$4,264	$1,917	$675	$-	$6,856
Intercompany sales	24	482	1,123	(1,629)	-
Total Net Sales	$4,288	$2,399	$1,798	$(1,629)	$6,856

Location profit	$265	$178	$90	$51	$584

Location assets	$10,751	$7,846	$15,102	$-	$33,699

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

For the three month period ended March 31, 2011, the Company recorded an expense of approximately $2,000, in stock-based employee compensation expense.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company granted 20,000 incentive stock options during the three month period ended March 31, 2011.  No options were granted during the three month period ended March 31, 2010.

As of March 31, 2011, there was approximately $171,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 6.83 years.

As options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 9.	Inventories

A summary of inventory follows:

(In thousands)	March 31,	December 31,
	2011	2010
Raw materials	$5,939	$6,337
Work in progress	1,860	1,343
Finished goods	3,165	2,895
Supplies	829	794
Total Inventories	11,793	11,369
Inventory reserve	(326)	(348)
Net Inventories	$11,467	$11,021
Note 10.	Derivatives and Other Financial Instruments

The Company has exposure to certain risks relating to its ongoing business operations, including financial, market, political and economic risks.  The following discussion provides information regarding our exposure to the risks of changes in foreign currency exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  The foreign exchange contracts are used to mitigate uncertainty and volatility, and to cover underlying exposures.

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

At March 31, 2011, we marked these contracts to market, recording a net expense of approximately $3,000, as a component of our year to date net income and as a current liability on the consolidated balance sheet.  At March 31, 2010, we marked these contracts to market, recording income of approximately $56,000 as a component of our year to date net income and as a current asset on the balance sheet.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our condensed consolidated balance sheet:

(In thousands)
Asset Derivatives
		March 31,	December 31,
Derivative Instrument	Location	2011	2010
Foreign Currency Exchange Contracts	Other Current Assets	$-	$11
		$-	$11

Liability Derivatives
		March 31,	December 31,
Derivative Instrument	Location	2011	2010
Foreign Currency Exchange Contracts	Accrued Expenses	$3	$-
		$3	$-

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of income for the quarters ended March 31, 2011 and 2010:

(In thousands)		Amount of (Loss) Gain Recognized in Income
	Location of (Loss)	Three Months Ended
Derivative	Gain on Derivative	March 31,
Instrument	Instrument	2011	2010
Foreign Currency Exchange Contracts	Other (Expense) Income	$(3)	$56
15

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders, engineered fillers and flame retardants used in the manufacture of paints, industrial coatings, plastics, and catalysts applications.  We have operations in the US, Asia and Europe.

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

Following are our results for the three month periods ended March 31, 2011 and 2010.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended March 31,
	2011	2010
NET SALES	$9,585	$6,856
Cost of sales	7,494	5,206
GROSS MARGIN	2,091	1,650
Technical services and research and development	66	57
Selling, general and administrative expenses	1,159	849
OPERATING INCOME	866	744
OTHER EXPENSE:
Interest expense	(96)	(121)
Loss on foreign currency exchange rate	(48)	(28)
INCOME BEFORE INCOME TAX	722	595
Income tax expense	47	11
NET INCOME	$675	$584

Income per common share:
Basic	$0.34	$0.30
Diluted	$0.22	$0.26
16

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended March 31, 2011 increased approximately $2,729,000 or 40% compared to the first quarter 2010 primarily due to an increase in sales across all our product lines.

Following is a summary of our consolidated products sales for the three month periods ended March 31, 2011 and 2010 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2011		2010		Variance
HITOX	$4,050	42%	$2,903	42%	$1,147	40%
ALUPREM	3,379	36%	2,383	35%	996	42%
BARTEX	894	9%	842	12%	52	6%
HALTEX	763	8%	518	8%	245	47%
TIOPREM	404	4%	77	1%	327	425%
OTHER	95	1%	133	2%	(38)	-29%
Total	$9,585	100%	$6,856	100%	$2,729	40%

HITOX sales increased 40% for the three month period ended March 31, 2011 as compared to the same period in 2010 primarily due to the stabilization and recovery in the paint and plastics end markets, as well as a tight supply of commodity titanium dioxide (“TiO2”), which have led to the addition of many new global customers.  This compares to an increase of 49% during the same three month period a year ago.

ALUPREM sales increased 42% during the first quarter of 2011, primarily due to a change in the order pattern of a significant US customer, as well as a 29% increase in European sales during first quarter.  This compares to a decrease of 13% during the first quarter of 2010.

BARTEX sales increased primarily due to an increase in volume and our customer base.  For the first three months of 2011 and 2010, BARTEX sales increased 6% and 44%, respectively.

HALTEX sales increased primarily due to new business for our standard HALTEX and newer OPTILOAD specialty products which are gaining acceptance in the marketplace.  For the first three months of 2011 and 2010, HALTEX sales increased 47% and 64%, respectively.

TIOPREM sales increased significantly during the first quarter 2011 as compared to the same period of 2010 primarily due to the product gaining greater acceptance in the global marketplace.

17

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three month periods ended March 31, 2011 and 2010 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2011		2010		Variance
HITOX	$2,254	42%	$2,018	47%	$236	12%
ALUPREM	1,190	22%	687	16%	503	73%
BARTEX	894	17%	842	20%	52	6%
HALTEX	763	14%	518	12%	245	47%
TIOPREM	186	4%	72	2%	114	100%
OTHER	81	1%	127	3%	(46)	-36%
Total	$5,368	100%	$4,264	100%	$1,104	26%

  HITOX sales in the US trailed the first quarter of last year by 4%; however, HITOX sales in Canada, Mexico and South America increased 43%, 115% and 99%, respectively, resulting in a net increase of 12% for the quarter as compared to the same period in 2010.  This compares to a net increase in the first quarter of 2010 of 35%.
  ALUPREM sales during the first quarter 2011 increased 73% as compared to the same three month period of 2010.  ALUPREM sales during the first quarter 2010 were down 53% as compared to the same period of 2009.  The year over year variances are primarily due to changes in the order pattern of a significant customer.
18

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three month periods ended March 31, 2011 and 2010 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2011		2010		Variance
ALUPREM	$2,189	84%	$1,696	89%	$493	29%
HITOX	363	14%	216	11%	147	68%
TIOPREM	65	2%	5	< 1%	60	< 1%
Total	$2,617	100%	$1,917	100%	$700	37%

  ALUPREM sales in Europe increased primarily due to an increase in volume and product mix.  For the first three months of 2011 and 2010, ALUPREM sales increased 29% and 33%, respectively.
  HITOX sales in Europe increased primarily associated with the gradual improvement in the construction industry.  For the first three months of 2011 and 2010, HITOX sales increased 68% and 89%, respectively.

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three month periods ended March 31, 2011 and 2010 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2011		2010		Variance
HITOX	$1,433	90%	$669	99%	$764	114%
TIOPREM	153	9%	-	0%	153	100%
OTHER	14	1%	6	1%	8	133%
Total	$1,600	100%	$675	100%	$925	137%

  HITOX sales in Asia increased significantly due to both an increase in volume related to the continuing improvement in the Asian economy and new customers.  For the first three months of 2011 and 2010, HITOX sales increased 114% and 102%, respectively.
19

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  For the three month period ended March 31, 2011, gross margin percent decreased approximately 2.3% percent, from 21.8% in 2010 to 24.1% in 2011.  Primary factors impacting our gross margin include an increase in raw material and energy costs, as well as a reduction in SR production at TMM as compared to the same period in 2010.  Partially offsetting these negative factors were the mix of products sold during the quarter as well as an increase in the selling price of various products.

Technical Services and Selling, General, Administrative and Expenses (“SG&A”):  Total SG&A expenses increased approximately 35.2% during the three month period ended March 31, 2011 as compared to the same period in 2010 primarily due to an increase in salary expense, which included a bonus for executive management of $170,000, as well as increases relating to sales commissions and business travel.

Interest Expense:  Net interest expense for the quarter decreased approximately $25,000 as compared to the same period in 2010, primarily due to a decrease in both short-term and long-term debt.

Income Taxes:  Income taxes consisted of federal and state income tax expense of approximately $5,000 and $1,000, respectively, and foreign deferred tax expense of approximately $41,000 for the three month period ended March 31, 2011, compared to state income tax expense of approximately $1,000 and foreign deferred tax expense of approximately $10,000 for the same three month period in 2010.  Taxes are based on an estimated annualized consolidated effective rate of 6.6% for the year ended December 31, 2011.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt

Following is a schedule of our long-term debt.

	(Unaudited)
(In thousands)	March 31,	December 31,
	2011	2010
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at March 31, 2011, due April 1, 2013, secured by a Caterpillar front-end loader.	$54	$60
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at March 31, 2011, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our US operation.	1,942	2,000
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at March 31, 2011, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€357)	507	485
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at March 31, 2011, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€356)	505	482
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at March 31, 2011, due July 31, 2015, secured by TPT's assets. (€221)	314	312
U.S. Dollar term note payable to a Malaysian bank, with an interest rate of 1.475% at March 31, 2011, due May 30, 2011, secured by TMM's property, plant and equipment.	16	41
Total	3,338	3,380
Less current maturities	519	533
Total long-term debt and notes payable - financial institutions	$2,819	$2,847

Short-term Debt

US Operations

On December 31, 2010, the Company entered into a new U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1 million line of credit (the “Line”) which matures July 1, 2012.  The amount which the Company is entitled to borrow from time to time under the line of credit is subject to a borrowing base based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At March 31, 2011, the Company had no outstanding funds borrowed on the Line.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At March 31, 2011, the ratio of cash flow to debt service was 1.33 to 1.0.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 4.062%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2011, TPT had utilized €362,000 ($515,000) of its short-term credit facility.

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

Malaysian Operation

On November 15, 2010, the Company’s subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from October 1, 2010 to April 30, 2011.  The Company is currently negotiating with HSBC to extend the maturity date of the banking facility.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an export line (“ECR”) of RM 2,500,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($165,000, $826,000 and $1,652,000, respectively).

The RHB Bank Berhad (“RHB”) facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; and (3) a foreign exchange contract limit of RM 25,000,000 ($330,000, $3,073,000 and $8,261,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2011, the outstanding balance on the ECR facilities was RM 102,000 ($33,000) at a current interest rate of 4.0%.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $163,000 from December 31, 2010 to March 31, 2011 as compared to an increase of $65,000 from December 31, 2009 to March 31, 2010.

	(Unaudited)
(In thousands)	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in)
Operating activities	$464	$1,036
Investing activities	(513)	(102)
Financing activities	(180)	(942)
Effect of exchange rate fluctuations	66	73
Net change in cash and cash equivalents	$(163)	$65

Operating Activities

Operating activities provided $464,000 during the first three months of 2011.  Following are the major changes in working capital affecting cash provided by operating activities for the three month period ended March 31, 2011:

  Accounts Receivable:  Accounts receivable increased $897,000 as compared to an increase of $489,000 for the same period in 2010.  The increase in accounts receivable is primarily due to stronger sales in the first quarter 2011 at each of the Company’s.  Accounts receivable increased $148,000 at the Corpus Christi operation and $187,000 and $562,000 at TPT and TMM, respectively.
  Inventories: Inventories increased $290,000 as compared to an increase of $225,000 for the same period in 2010.  Inventories at the Corpus Christi operation increased $617,000 primarily related to an increase in finished goods.  TPT’s decreased $187,000 and TMM’s decreased $140,000 both primarily related to a reduction in finished goods.
  Other Current Assets:  Other current assets increased $186,000 as compared to an increase of $200,000 for the same period in 2010.  At the Corpus Christi operation, prepaid expenses increased $78,000 primarily due to prepayment of raw materials; at TPT $65,000 related to prepaid insurance and pension expense; and at TMM $43,000 primarily related to equipment deposits.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $603,000 as compared to an increase of $870,000 for the same period in 2010.  Accounts payable and accrued expenses at the Corpus Christi operation decreased $10,000; TPT’s increased $185,000 and TMM’s increased $428,000 primarily relating to raw materials for the production of SR.

Investing Activities

We used cash of $513,000 in investing activities during the first three months of 2011 primarily for the purchase of fixed assets as compared to $102,000 during the same period 2010.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $98,000 primarily related to capital maintenance and computer equipment, as compared to $71,000 for the same period in 2010.
  Netherlands Operation:  We invested approximately $408,000 at TPT for new production equipment, as compared to $28,000 for the same period in 2010.
  Malaysian Operation:  We invested approximately $7,000 at TMM for new equipment, as compared to $3,000 for the same period in 2010.
23

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

We used $180,000 in financing activities during the three month period ended March 31, 2011 as compared to $942,000 for the same period 2010.  Significant factors relating to financing activities include the following:

  Lines of Credit:  We did not utilize our domestic line of credit during the three month period ended March 31, 2011 as compared to a decreased of $700,000 for the same period 2010.  Borrowings on TPT’s line of credit decreased $317,000 as compared to a decrease of $32,000 for the same period in 2010.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowings on the ECR decreased $235,000 during the three month period ended March 31, 2011.  TMM had no borrowings on the ECR during the same period in 2010.
  Capital Leases:  Capital leases decreased approximately $25,000 related to lease payments at both the Corpus Christi operation and at TPT during the first quarter 2011 as compared to a decrease of approximately $39,000 for the same period in 2010.
  Long-term Debt – Financial Institutions:  Long-term debt decreased approximately $122,000 during the three month period ended March 31, 2011.  At the Corpus Christi operation, long-term debt decreased $65,000; at TPT $31,000 and at TMM $26,000.  This compares to a decrease in long-term debt of approximately $158,000 for the same period in 2010.
  Proceeds from the Issuance of Common Stock:  We received $534,000 from the issuance of common stock during the first three months of 2011 of which $350,000 related to the exercise of warrants and $184,000 to the exercise of stock options.
  Preferred Stock Dividends:  We paid dividends of $15,000 on its Series A convertible preferred stock for the three month periods ended March 31, 2011 and 2010.

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2010 Annual Report on Form 10-K except as noted above.

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

Part II  -  Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2011, three of the holders of warrants issued in December 2008, exercised their warrants.  Upon exercise and receipt of the aggregate exercise price of $350,000, the Company issued 35,000 shares of common stock to the accredited investors.  The Company used the proceeds for working capital.

Also in March 2011, one of the holders of our six-percent (6%) Convertible Subordinated Debentures due May 4, 2016 (the “Debentures”) converted his Debenture, and the Company issued him 9,434 shares of Common Stock upon conversion of the Debenture.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 10, 2011	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	May 10, 2011	BARBARA RUSSELL Barbara Russell Chief Financial Officer
26