Form 10-Q
period 2011-06-30
TOR MINERALS INTERNATIONAL INC
filed 2011-08-04
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Delaware (State or other jurisdiction of incorporation or organization)			74-2081929 (I.R.S. Employer Identification No.)
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

Yes ☒			No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒			No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of July 31, 2011 2,122,373

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Income -- Three and six months ended June 30, 2011 and 2010	3
	Condensed Consolidated Statements of Comprehensive Income -- Three and six months ended June 30, 2011 and 2010	4
	Condensed Consolidated Balance Sheets -- June 30, 2011 and December 31, 2010	5
	Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2011 and 2010	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	24

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

Signatures		26

Forward Looking Information

Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of the Company.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in market price for Titanium dioxide pigments, changes in foreign currency exchange rates, increases in the price of energy and raw materials, such as ilmenite, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filings with the Securities and Exchange Commission.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET SALES	$10,489	$7,928	$20,074	$14,784
Cost of sales	8,183	6,325	15,677	11,531
GROSS MARGIN	2,306	1,603	4,397	3,253
Technical services and research and development	66	61	132	118
Selling, general and administrative expenses	1,065	971	2,224	1,820
OPERATING INCOME	1,175	571	2,041	1,315
OTHER EXPENSE:
Interest expense	(101)	(112)	(197)	(233)
(Loss) gain on foreign currency exchange rate	(9)	34	(57)	6
Other, net	7	-	7	-
INCOME BEFORE INCOME TAX	1,072	493	1,794	1,088
Income tax expense	91	23	138	34
NET INCOME	$981	$470	$1,656	$1,054
Less: Preferred Stock Dividends	-	15	15	30
Basic Income Available to Common Shareholders	$981	$455	$1,641	$1,024
Plus: 6% Convertible Debenture Interest Expense	22	23	44	45
Plus: Preferred Stock Dividends	-	-	15	-
Diluted Income Available to Common Shareholders	$1,003	$478	$1,700	$1,069

Income per common share:
Basic	$0.47	$0.24	$0.81	$0.54
Diluted	$0.30	$0.17	$0.53	$0.39

Weighted average common shares outstanding:
Basic	2,091	1,897	2,017	1,894
Diluted	3,293	2,813	3,216	2,712

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET INCOME	$981	$470	$1,656	$1,054
OTHER COMPREHENSIVE INCOME, net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	154	(325)	759	90
Other comprehensive income (loss), net of tax	154	(325)	759	90
COMPREHENSIVE INCOME	$1,135	$145	$2,415	$1,144

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except per share amounts)
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,294	$2,559
Trade accounts receivable, net	5,430	3,888
Inventories	15,230	11,021
Other current assets	867	728
Total current assets	23,821	18,196
PROPERTY, PLANT AND EQUIPMENT, net	20,484	18,952
OTHER ASSETS	24	23
Total Assets	$44,329	$37,171

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,409	$2,544
Accrued expenses	2,948	1,436
Notes payable under lines of credit	1,257	783
Export credit refinancing facility	543	264
Current deferred tax liability	60	64
Current maturities - capital leases	12	46
Current maturities of long-term debt – financial institutions	506	533
Total current liabilities	9,735	5,670
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	11	18
Long-term debt – financial institutions	2,722	2,847
Long-term debt – convertible debentures, net	1,184	1,176
DEFERRED TAX LIABILITY	721	582
Total liabilities	14,373	10,293
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 5 and 200 shares issued and outstanding at 6/30/2011 and 12/31/2010, respectively	-	2
Common stock $1.25 par value: authorized, 6,000 shares; 2,122 and 1,934 shares issued and outstanding at 6/30/2011 and 12/31/2010, respectively	2,652	2,416
Additional paid-in capital	25,807	25,363
Accumulated deficit	(3,938)	(5,579)
Accumulated other comprehensive income:
Cumulative translation adjustment	5,435	4,676
Total shareholders' equity	29,956	26,878
Total Liabilities and Shareholders' Equity	$44,329	$37,171
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,656	$1,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,015	937
Share-based compensation	46	91
Warrant interest expense	34	33
Deferred income taxes	126	24
Changes in working capital:
Trade accounts receivables	(1,427)	(886)
Inventories	(4,028)	(1,604)
Other current assets	(112)	(165)
Accounts payable and accrued expenses	3,254	1,883
Net cash provided by operating activities	564	1,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,874)	(420)
Proceeds from sales of property, plant and equipment	-	17
Net cash used in investing activities	(1,874)	(403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	407	(1,675)
Net proceeds from export credit refinancing facility	274	1,031
Payments on capital lease	(43)	(75)
Payments on long-term bank debt	(262)	(292)
Proceeds from the issuance of common stock, and exercise of common stock options	606	48
Preferred stock dividends paid	(30)	(30)
Net cash provided by (used in) financing activities	952	(993)
Effect of exchange rate fluctuations on cash and cash equivalents	93	11
Net decrease in cash and cash equivalents	(265)	(18)
Cash and cash equivalents at beginning of year	2,559	1,002
Cash and cash equivalents at end of period	$2,294	$984

Supplemental cash flow disclosures:
Interest paid	$197	$233
Income taxes paid	$-	$10
Non-cash financing activities:
Conversion of debentures	$25	$-

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, in our Annual Report on Form 10-K filed with the SEC on March 24, 2011.  Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results for the year ending December 31, 2011.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three and six month periods ended June 30, 2011, income tax expense consisted of federal income tax expense of $6,000 and $11,000, respectively; state income tax expense of $2,000 and $3,000, respectively; and foreign deferred tax expense of $83,000 and $124,000, respectively.  For the three and six month periods ended June 30, 2010, income tax expense consisted of federal income tax expense of $12,000; state income tax expense of $4,000 and $5,000, respectively; and foreign deferred tax expense of $7,000 and $17,000, respectively.  Taxes are based on an estimated annualized consolidated effective rate of 7.7% for the year ended December 31, 2011.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2007 through December 31, 2010.  Our state returns, which are filed in Texas and Ohio, are subject to examination for the tax years ended December 31, 2006 through December 31, 2010.  Our tax returns in various non-US jurisdictions are subject to examination for various tax years ended December 31, 2005 through December 31, 2010.

As of January 1, 2011, we did not have any unrecognized tax benefits and there was no change during the six month period ended June 30, 2011.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the six month period ended June 30, 2011.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Recently Adopted and Recently Issued Accounting Standards

The Company reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	June 30,	December 31,
	2011	2010
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at June 30, 2011, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our US operation.	$1,856	$2,000
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at June 30, 2011, due April 1, 2013, secured by a Caterpillar front-end loader.	48	60
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at June 30, 2011, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€352)	512	485
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at June 30, 2011, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€351)	510	482
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at June 30, 2011, due July 31, 2015, secured by TPT's assets. (€208)	302	312
U.S. Dollar term note payable to a Malaysian bank which matured May 30, 2011.	-	41
Total	3,228	3,380
Less current maturities	506	533
Total long-term debt and notes payable - financial institutions	$2,722	$2,847

On July 5, 2011, TOR Processing and Trade, B.V. (“TPT”), entered into a three year term loan in the amount of €700,000 ($1,016,000) with a fixed interest rate of 4.25%.  The loan proceeds will be used to fund the plant expansion and is secured by TPT’s assets.  Monthly principal and interest payments will begin on August 5, 2011 and continue through July 5, 2014.  As this transaction was a subsequent event, it is excluded from the above table.

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company’s Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of which are directors of the Company and another of which is a greater than 5% shareholder.  At June 30, 2011, a balance of $1,450,000 remained outstanding on the Debentures.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Short-term Debt

US Operations - On December 31, 2010, the Company entered into a new U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1 million line of credit (the “Line”) which matures July 1, 2012.  The amount which the Company is entitled to borrow from time to time under the line of credit is subject to a borrowing base based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At June 30, 2011, the Company had no outstanding funds borrowed on the Line.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At June 30, 2011, the ratio of cash flow to debt service was 2.97 to 1.0.

Netherlands Operations - On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 4.328%), is secured by TPT’s accounts receivable and inventory.  At June 30, 2011, TPT had utilized €866,000 ($1,257,000) of its short-term credit facility.

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

Malaysian Operations - On June 27, 2011, the Company’s subsidiary, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2011 to April 30, 2012.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($165,000, $2,137,000 and $1,654,000, respectively).

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to April 4, 2012.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($330,000, $3,077,000, $397,000 and $8,272,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2011, the outstanding balance on the ECR facilities was RM 1,642,000 ($543,000) at a current interest rate of 4.0%.

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

On June 6, 2011, the Company declared a dividend, in the amount of $375 or $0.075 per share, for the quarterly period ended June 30, 2010, payable on July 1, 2011, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on June 5, 2011.

Note 4.	Fair Value Measurements

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of June 30, 2011.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at June 30, 2011.

	June 30, 2011
(In thousands)	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$12	$-	$12	$-

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

	June 30, 2011		December 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,228	$3,136	$3,380	$3,286
Long-term debt – convertible debentures	1,450	1,417	1,475	1,424
	$4,678	$4,553	$4,855	$4,710

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables, payables and accrued liabilities and short-term borrowings approximate fair value due to the short term nature of these instruments.  Accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5.	Capital Leases

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at June 30, 2011 was approximately €168,000 ($244,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease matured May 27, 2011.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2011 was approximately $14,000.  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at June 30, 2011 was approximately $10,000.

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2011 was approximately $7,000.  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at June 30, 2011 was approximately $14,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net Income	$981	$470	$1,656	$1,054
Preferred Stock Dividends	-	(15)	(15)	(30)
Numerator for basic earnings per share - income available to common shareholders	981	455	1,641	1,024
Effect of dilutive securities:
6% Convertible Debenture Interest Expense	22	23	44	45
Preferred Stock Dividends	-	-	15	-
Numerator for diluted income per share - income available to common shareholders after assumed conversions	$1,003	$478	$1,700	$1,069
Denominator:
Denominator for basic income per share - weighted-average shares	2,091	1,897	2,017	1,894
Effect of dilutive securities:
Employee stock options	46	14	40	10
Detachable warrants	577	336	536	242
6% Convertible Debenture	547	566	552	566
Preferred Stock Dividends	32	-	71	-
Dilutive potential common shares	1,202	916	1,199	818
Denominator for diluted income per share - weighted-average shares and assumed conversions	3,293	2,813	3,216	2,712
Basic income per common share	$0.47	$0.24	$0.81	$0.54
Diluted income per common share	$0.30	$0.17	$0.53	$0.39

For the three and six month periods ended June 30, 2010, approximately 111,000 common shares issuable upon conversion of the 200,000 convertible preferred shares were excluded from the calculation of diluted earnings per share as the conversion price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the three and six month periods ended June 30, 2010, approximately 566,000 shares issuable upon conversion of convertible debentures were excluded from the calculation of diluted earnings per share as the conversion price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the three and six month periods ended June 30, 2010, approximately 315,000 shares of common stock issuable upon exercise of warrants were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

For the three and six month periods ended June 30, 2011 and 2010, approximately 21,000 and 153,000, respectively, of shares issuable upon exercise of employee stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
June 30, 2011
Net Sales:
Customer sales	$5,882	$3,007	$1,600	$-	$10,489
Intercompany sales	-	764	2,578	(3,342)	-
Total Net Sales	$5,882	$3,771	$4,178	$(3,342)	$10,489

Location profit (loss)	$378	$379	$194	$30	$981

June 30, 2010
Net Sales:
Customer sales	$4,934	$2,252	$742	$-	$7,928
Intercompany sales	-	475	1,519	(1,994)	-
Total Net Sales	$4,934	$2,727	$2,261	$(1,994)	$7,928

Location profit	$228	$179	$8	$55	$470
As of and for the six months ended:
June 30, 2011
Net Sales:
Customer sales	$11,250	$5,624	$3,200	$-	$20,074
Intercompany sales	-	1,627	4,488	(6,115)	-
Total Net Sales	$11,250	$7,251	$7,688	$(6,115)	$20,074

Location profit	$656	$641	$349	$10	$1,656

Location assets	$15,520	$10,742	$18,067	$-	$44,329

June 30, 2010
Net Sales:
Customer sales	$9,198	$4,169	$1,417	$-	$14,784
Intercompany sales	24	957	2,642	(3,623)	-
Total Net Sales	$9,222	$5,126	$4,059	$(3,623)	$14,784

Location profit	$493	$357	$98	$106	$1,054

Location assets	$12,081	$7,182	$15,335	$-	$34,598

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

Note 8.	Stock Options and Equity Compensation Plan

For the three and six month periods ended June 30, 2011, the Company recorded stock-based employee compensation expense of $44,000 and $46,000, respectively.  For the three month period ended June 30, 2010, all options were fully vested, therefore, the Company did not recognize any option compensation expense.  For the six month period ended June 30, 2010, the Company recorded stock-based employee compensation expense of $91,000.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company granted 23,500 and 23,404 options during the six month periods ended June 30, 2011 and 2010.

As of June 30, 2011, there was approximately $165,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 4.58 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 9.	Inventories

A summary of inventory follows:

(In thousands)	June 30,	December 31,
	2011	2010
Raw materials	$9,098	$6,337
Work in progress	2,542	1,343
Finished goods	3,094	2,895
Supplies	833	794
Total Inventories	15,567	11,369
Inventory reserve	(337)	(348)
Net Inventories	$15,230	$11,021

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 10.	Derivatives and Other Financial Instruments

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

At June 30, 2011, we marked these contracts to market, recording $12,000 as a current liability on the balance sheet.  For the three and six month periods ended June 30, 2011, we recorded a net loss on these contracts of $12,000 and $15,000, respectively, as a component of our net income.  For the three and six month periods ended June 30, 2010, we recorded a net gain of $57,000 and $113,000, respectively, as a component of our net loss.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		June 30,	December 31,
Derivative Instrument	Location	2011	2010
Foreign Currency Exchange Contracts	Other Current Assets	$-	$11
		$-	$11

Liability Derivatives
		June 30,	December 31,
Derivative Instrument	Location	2011	2010
Foreign Currency Exchange Contracts	Accrued Expenses	12	-
		$12	$-

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and six month periods ended June 30, 2011 and 2010:

		Amount of (Loss) Gain Recognized in Income (In thousands)
	Location of (Loss)	Three Months Ended		Six Months Ended
Derivative	Gain on Derivative	June 30,		June 30,
Instrument	Instrument	2011	2010	2011	2010
Foreign Currency Exchange Contracts	Other (Expense) Income	$(12)	$57	$(15)	$113

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders, engineered fillers and flame retardants used in the manufacture of paints, industrial coatings, plastics, and catalysts applications.  We have operations in the US, Asia and Europe.

Our US Operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM.  The facility is also the Global Headquarters for the Company.  The Asian Operation, located in Ipoh, Malaysia, manufactures SR, HITOX and TIOPREM and our European Operation, located in Hattem, Netherlands, manufactures ALUPREM.

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

Following are our results for the three and six month periods ended June 30, 2011 and 2010.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET SALES	$10,489	$7,928	$20,074	$14,784
Cost of sales	8,183	6,325	15,677	11,531
GROSS MARGIN	2,306	1,603	4,397	3,253
Technical services and research and development	66	61	132	118
Selling, general and administrative expenses	1,065	971	2,224	1,820
OPERATING INCOME	1,175	571	2,041	1,315
OTHER EXPENSE:
Interest expense	(101)	(112)	(197)	(233)
(Loss) gain on foreign currency exchange rate	(9)	34	(57)	6
Other, net	7	-	7	-
INCOME BEFORE INCOME TAX	1,072	493	1,794	1,088
Income tax expense	91	23	138	34
NET INCOME	$981	$470	$1,656	$1,054

Income per common share:
Basic	$0.47	$0.24	$0.81	$0.54
Diluted	$0.30	$0.17	$0.53	$0.39

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the three and six month periods ended June 30, 2011 increased approximately $2,561,000 or 32% and $5,290,000 or 36%, respectively, as compared to the same three and six month periods of 2010 when we experienced increases in our consolidated net sales of $2,274,000 or 40% and $3,427,000 or 30%, respectively.

Following is a summary of our consolidated products sales for the three and six month periods ended June 30, 2011 and 2010 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2011		2010		Variance		2011		2010		Variance
HITOX	$4,670	45%	$3,095	39%	$1,575	51%	$8,720	44%	$5,998	41%	$2,722	45%
ALUPREM	3,586	34%	2,936	37%	650	22%	6,965	35%	5,319	36%	1,646	31%
BARTEX	918	9%	977	12%	(59)	-6%	1,812	9%	1,819	12%	(7)	0%
HALTEX	863	8%	841	11%	22	3%	1,626	8%	1,359	9%	267	20%
TIOPREM	373	3%	9	<1%	364	4044%	777	3%	86	<1%	691	803%
OTHER	79	1%	70	1%	9	13%	174	1%	203	2%	(29)	-14%
Total	$10,489	100%	$7,928	100%	$2,561	32%	$20,074	100%	$14,784	100%	$5,290	36%

HITOX sales increased 51% and 45% for the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010 primarily due to the stabilization and recovery in the paint and plastics end markets, as well as a tight supply of commodity titanium dioxide, which have led to the addition of many new global customers.  This compares to an increase of 9% and 25% for the three and six month periods ended June 30, 2010, respectively, as compared to the same periods in 2009 primarily due to an increase in world-wide demand.

ALUPREM sales increased 22% during the second quarter of 2011 and 31% for the six month period ended June 30, 2011, as compared to the same periods of 2010 primarily due to an increase in sales in both the US and Europe.  This compares to an increase of 65% and 18% during the same three and six month periods of 2010, respectively.

BARTEX sales decreased 6% during the second quarter of 2011 and remained level for the six month period ended June 30, 2011.  This follows an increase of approximately 58% and 51% during the same three and six month periods of 2010, respectively, primarily due to an increase in volume and our customer base.

HALTEX sales increased 3% and 20% for the three and six month periods ended June 30, 2011, respectively.  This compares to an increase of 153% and 109% for the same three and six month periods of 2010, respectively.  The year over year increase is related to new business for our OPTILOAD specialty products which are gaining acceptance in the marketplace.

TIOPREM sales increased significantly during the three and six month periods ended June 30, 2011 as compared to the same periods of 2010 primarily due to the product gaining greater acceptance in the global marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three and six month periods ended June 30, 2011 and 2010 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2011		2010		Variance		2011		2010		Variance
HITOX	$2,621	44%	$2,164	44%	$457	21%	$4,875	43%	$4,182	45%	$693	17%
ALUPREM	1,179	20%	883	18%	296	34%	2,369	21%	1,570	17%	799	51%
BARTEX	918	16%	977	20%	(59)	-6%	1,812	16%	1,819	20%	(7)	0%
HALTEX	863	15%	841	17%	22	3%	1,626	15%	1,359	15%	267	20%
TIOPREM	237	4%	3	<1%	234	7800%	423	4%	75	1%	348	464%
OTHER	64	1%	66	1%	(2)	-3%	145	1%	193	2%	(48)	-25%
Total	$5,882	100%	$4,934	100%	$948	19%	$11,250	100%	$9,198	100%	$2,052	22%

  HITOX sales during the second quarter increased 13%, 20% and 89% in the US, Canada and South America, respectively, as compared to the same period in 2010 resulting in a net increase for the quarter of 21%.  This compares to an increase in the second quarter of 2010 of 3%.  Year to date, the increase in HITOX sales of 17% is primarily related to a tight supply of commodity titanium dioxide, which has led to an increase in demand from existing customers, as well as new customers.  This compares to an increase of 16% during the same six month period of 2010.

  ALUPREM sales during the second quarter increased 34% as compared to an increase of 21% during the second quarter of 2010.  Year to date, US ALUPREM sales increased 51% as compared to a decrease of 29% during the same six month period of 2010.  The net change in US sales of ALUPREM was due to a change in the order pattern of a significant customer.
  BARTEX sales in the US increased primarily due to an increase in demand from existing customers, as well as new customers.
  HALTEX sales in the US increased primarily due to new business, an increase in demand and the acceptance of our new product, OPTILOAD, in the market place.
  TIOPREM sales in the US represented 4% of sales during the three and six month periods ended June 30, 2011.  The increase, as compared to the same periods of 2010, is primarily due to the product gaining greater acceptance in the marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three and six month periods ended June 30, 2011 and 2010 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2011		2010		Variance		2011		2010		Variance
ALUPREM	$2,407	80%	$2,053	91%	$354	17%	$4,596	82%	$3,749	90%	$847	23%
HITOX	510	17%	193	9%	317	164%	873	15%	409	10%	464	113%
TIOPREM	90	3%	6	<1%	84	1400%	155	3%	11	<1%	144	1309%
Total	$3,007	100%	$2,252	100%	$755	34%	$5,624	100%	$4,169	100%	$1,455	35%

  ALUPREM sales in Europe increased 17% and 23% for the three and six month periods ended June 30, 2011, respectively, primarily related to an increase in volume, customer base and product mix.  This compares to an increase of 96% and 61% for the same three and six month periods of 2010, respectively.
  HITOX sales in Europe increased 164% and 113% for the three and six month periods ended June 30, 2011, respectively, primarily due to a tight supply of commodity titanium dioxide, which has led to an increase in demand from existing customers, as well as new customers.  This compares to an increase of 10% and 41% for the same three and six month periods of 2010, respectively.
  TIOPREM sales in Europe represented 3% of TPT’s sales during the three and six month periods ended June 30, 2011.  The increase, as compared to the same periods of 2010, is primarily due to the product gaining greater acceptance in the European market.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and six month periods ended June 30, 2011 and 2010 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2011		2010		Variance		2011		2010		Variance
HITOX	$1,539	96%	$738	99%	$801	109%	$2,972	93%	$1,407	99%	$1,565	111%
TIOPREM	46	3%	-	0%	46	100%	199	6%	-	0%	199	100%
OTHER	15	1%	4	1%	11	275%	29	1%	10	1%	19	190%
Total	$1,600	100%	$742	100%	$858	116%	$3,200	100%	$1,417	100%	$1,783	126%

  HITOX sales in Asia increased 109% and 111% for the three and six month periods ended June 30, 2011, respectively, primarily related to an increase in volume related to the continuing improvement in the economy and the construction industry in Asia, as well as a tight supply of commodity titanium dioxide, which have led to the addition of many new global customers.  This compares to an increase of 31% and 57% for the same three and six month periods of 2010, respectively.
  TIOPREM sales in Asia represented 3% and 6% of sales during the three and six month periods ended June 30, 2011, respectively.  The increase, as compared to the same periods of 2010, is primarily due to the product gaining greater acceptance in the global marketplace.

Consolidated Results

Gross Margin:  For the three and six month periods ended June 30, 2011, gross margin remained relatively flat at 22.0% and 21.9%, respectively, as compared to 20.2% and 22.0% for the three and six month periods ended June 30, 2010, respectively.  Positive factors affecting our gross margin include the mix of products sold during the three and six month periods compared to the same periods of 2010, as well a reduction in idle plant time at each of our three operations.  These positive factors have been partially offset by an increase in the cost of raw materials.

Technical Services and Selling, General, Administrative and Expenses (“SG&A”):  Total SG&A expense increased approximately 9.6% during the three month period ended June 30, 2011 as compared to the same period of 2010 primarily due to an increase in salaries, business travel and sales commissions which were partially offset by a decrease in accounting fees and legal expenses.  For the six month period ended June 30, 2011, SG&A expenses increased approximately 21.6% primarily due to an increase in salary expense, which included a bonus for executive management of $170,000, as well as increases relating to business travel and sales commissions.

Interest Expense:  Net interest expense for the three and six month periods ended June 30, 2011 decreased approximately $11,000 and $36,000, respectively, as compared to the same periods of 2010, primarily due to a decrease in our long-term debt.

Income Taxes:  For the three and six month periods ended June 30, 2011, income tax expense consisted of federal income tax expense of $6,000 and $11,000, respectively; state income tax expense of $2,000 and $3,000, respectively; and foreign deferred tax expense of $83,000 and $124,000, respectively.  For the three and six month periods ended June 30, 2010, income tax expense consisted of federal income tax expense of $12,000; state income tax expense of $4,000 and $5,000, respectively; and foreign deferred tax expense of $7,000 and $17,000, respectively.  Taxes are based on an estimated annualized consolidated effective rate of 7.7% for the year ended December 31, 2011.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	June 30,	December 31,
	2011	2010
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at June 30, 2011, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our US operation.	$1,856	$2,000
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at June 30, 2011, due April 1, 2013, secured by a Caterpillar front-end loader.	48	60
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at June 30, 2011, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€352)	512	485
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at June 30, 2011, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€351)	510	482
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at June 30, 2011, due July 31, 2015, secured by TPT's assets. (€208)	302	312
U.S. Dollar term note payable to a Malaysian bank which matured May 30, 2011.	-	41
Total	3,228	3,380
Less current maturities	506	533
Total long-term debt and notes payable - financial institutions	$2,722	$2,847

On July 5, 2011, TOR Processing and Trade, B.V. (“TPT”), entered into a three year term loan in the amount of €700,000 ($1,016,000) with a fixed interest rate of 4.25%.  The loan proceeds will be used to fund the plant expansion and is secured by TPT’s assets.  Monthly principal and interest payments will begin on August 5, 2011 and continue through July 5, 2014.  As this transaction was a subsequent event, it is excluded from the above table.

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company’s Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of which are directors of the Company and another of which is a greater than 5% shareholder.  At June 30, 2011, a balance of $1,450,000 remained outstanding on the Debentures.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Short-term Debt

US Operations

On December 31, 2010, the Company entered into a new U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1 million line of credit (the “Line”) which matures July 1, 2012.  The amount which the Company is entitled to borrow from time to time under the line of credit is subject to a borrowing base based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At June 30, 2011, the Company had no outstanding funds borrowed on the Line.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At June 30, 2011, the ratio of cash flow to debt service was 2.97 to 1.0.

Netherlands Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 4.328%), is secured by TPT’s accounts receivable and inventory.  At June 30, 2011, TPT had utilized €866,000 ($1,257,000) of its short-term credit facility.

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

Malaysian Operations

On June 27, 2011, the Company’s subsidiary, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2011 to April 30, 2012.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($165,000, $2,137,000 and $1,654,000, respectively).

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to April 4, 2012.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($330,000, $3,077,000, $397,000 and $8,272,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2011, the outstanding balance on the ECR facilities was RM 1,642,000 ($543,000) at a current interest rate of 4.0%.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $265,000 for the six months ended June 30, 2011 as compared to a decrease of $18,000 for the six months ended June 30, 2010.

	(Unaudited)
	Six Months Ended June 30,
(In thousands)	2011	2010
Net cash provided by (used in)
Operating activities	$564	$1,367
Investing activities	(1,874)	(403)
Financing activities	952	(993)
Effect of exchange rate fluctuations	93	11
Net change in cash and cash equivalents	$(265)	$(18)

Operating Activities

Operating activities provided $564,000 during the first six months of 2011.  Following are the major changes in working capital affecting cash provided by operating activities for the six month period ended June 30, 2011:

  Accounts Receivable:  Accounts receivable increased $1,427,000 as compared to an increase of $886,000 for the same period in 2010.  The increase in accounts receivable is primarily due to stronger sales in the second quarter 2011 at each of the Company’s three operations as compared to the fourth quarter of 2010.  Accounts receivable increased $430,000 at the Corpus Christi operation and $549,000 and $448,000 at TPT and TMM, respectively.
  Inventories: Inventories increased $4,028,000 as compared to an increase of $1,604,000 for the same period in 2010.  Inventories at the Corpus Christi operation increased $3,029,000 primarily related to an increase in both raw materials and finished goods.  TMM’s increased approximately $1,068,000 primarily related to raw materials which was partially offset by a reduction in finished goods.  TPT’s decreased approximately $69,000 primarily due to a decrease in finished goods.
  Other Current Assets:  Other current assets increased $112,000 as compared to an increase of $165,000 for the same period in 2010.  At the Corpus Christi operation, prepaid expenses increased $147,000 primarily due to insurance and TPT’s increased $104,000 related to prepaid insurance and pension expense.  TMM’s decreased $139,000 primarily related to prepaid freight.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $3,254,000 as compared to an increase of $1,883,000 for the same period in 2010.  Accounts payable and accrued expenses at the Corpus Christi operation increased $69,000 primarily related to the timing of raw material purchases; TPT’s increased $840,000 primarily related to capital expenditures and TMM’s increased $2,345,000 primarily relating to raw materials for the production of SR.

Investing Activities

We used cash of $1,874,000 in investing activities during the first six months of 2011 primarily for the purchase of fixed assets as compared to $403,000 during the same period 2010.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $180,000 primarily related to capital maintenance, production equipment and computer equipment, as compared to $225,000 for the same period in 2010.
  Netherlands Operation:  We invested approximately $1,645,000 at TPT for new equipment to increase production capacity of ALUPREM, as compared to $174,000 for the same period in 2010.
  Malaysian Operation:  We invested approximately $49,000 at TMM for new equipment, as compared to $4,000 for the same period in 2010.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

Financing activities provided $952,000 during the six month period ended June 30, 2011 as compared to cash used of $993,000 for the same period 2010.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Borrowings on TPT’s line of credit increased $407,000 as compared to a decrease of $75,000 for the same period 2010.  The funds were primarily used for working capital.  Our domestic line of credit decreased approximately $1,600,000 during the six month period ended June 30, 2010.  We have not utilized the domestic line of credit in 2011.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR increased $274,000 during the six month period ended June 30, 2011 for working capital related to the production of SR as compared to an increase of $1,031,000 for the same period in 2010.
  Capital Leases:  Capital leases decreased approximately $43,000 related to lease payments at both the Corpus Christi operation and at TPT during the first six months of 2011 as compared to a decrease of approximately $75,000 for the same period in 2010.
  Long-term Debt – Financial Institutions:  Long-term debt decreased approximately $262,000 during the six month period ended June 30, 2011.  Long-term debt decreased $156,000, $64,000 and $42,000 at the US Operation, TPT and TMM, respectively.  This compares to a decrease in long-term debt of approximately $292,000 for the same period in 2010.
  Proceeds from Issuance of Common Stock:  We received $606,000 from the issuance of common stock during the first six months of 2011 of which $425,000 related to the exercise of warrants and $181,000 to the exercise of stock options.  For the same six month period of 2010, we received $48,000 from the issuance of common stock of which $25,000 related to the exercise of warrants and $23,000 to the exercise of stock options.
  Preferred Stock Dividends:  We paid dividends of $30,000 on its Series A convertible preferred stock for both the six month periods ended June 30, 2011 and 2010.

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2010 Annual Report on Form 10-K.

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

In April 2011, one of the holders of warrants issued in December 2008, exercised their warrants.  Upon exercise and receipt of the aggregate exercise price of $50,000, the Company issued 5,000 shares of common stock to the accredited investor.  The Company used the proceeds for working capital.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 4, 2011	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	August 4, 2011	BARBARA RUSSELL Barbara Russell Chief Financial Officer

