Form 10-Q
period 2011-09-30
TOR MINERALS INTERNATIONAL INC
filed 2011-10-28
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of October 27, 2011 2,122,373

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Income -- Three and nine months ended September 30, 2011 and 2010	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three and nine months ended September 30, 2011 and 2010	4
	Condensed Consolidated Balance Sheets -- September 30, 2011 and December 31, 2010	5
	Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2011 and 2010	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	25

Part II - Other Information

Item 6.	Exhibits	26

Signatures		26

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

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Income (Unaudited) (In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
NET SALES	$11,401	$7,543	$31,475	$22,327
Cost of sales	9,026	6,234	24,703	17,765
GROSS MARGIN	2,375	1,309	6,772	4,562
Technical services and research and development	74	66	206	184
Selling, general and administrative expenses	1,098	846	3,322	2,666
OPERATING INCOME	1,203	397	3,244	1,712
OTHER EXPENSE:
Interest expense	(139)	(110)	(336)	(343)
Gain (loss) on foreign currency exchange rate	63	(53)	6	(47)
Other, net	-	-	7	-
INCOME BEFORE INCOME TAX	1,127	234	2,921	1,322
Income tax expense	60	(2)	198	32
NET INCOME	$1,067	$236	$2,723	$1,290
Less: Preferred Stock Dividends	-	15	15	45
Basic Income Available to Common Shareholders	$1,067	$221	$2,708	$1,245
Plus: 6% Convertible Debenture Interest Expense	22	22	66	67
Plus: Preferred Stock Dividends	-	-	15	-
Diluted Income Available to Common Shareholders	$1,089	$243	$2,789	$1,312

Income per common share:
Basic	$0.50	$0.12	$1.32	$0.66
Diluted	$0.33	$0.09	$0.86	$0.48

Weighted average common shares outstanding:
Basic	2,122	1,908	2,052	1,899
Diluted	3,264	2,822	3,234	2,749

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) (In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
NET INCOME	$1,067	$236	$2,723	$1,290
OTHER COMPREHENSIVE INCOME, net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	(1,305)	1,162	(546)	1,252
Other comprehensive income (loss), net of tax	(1,305)	1,162	(546)	1,252
COMPREHENSIVE INCOME (LOSS)	$(238)	$1,398	$2,177	$2,542

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (In thousands, except per share amounts)
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,107	$2,559
Trade accounts receivable, net	5,755	3,888
Inventories	14,952	11,021
Other current assets	1,200	728
Total current assets	24,014	18,196
PROPERTY, PLANT AND EQUIPMENT, net	19,954	18,952
OTHER ASSETS	23	23
Total Assets	$43,991	$37,171

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,727	$2,544
Accrued expenses	1,831	1,436
Notes payable under lines of credit	1,125	783
Export credit refinancing facility	2,683	264
Current deferred tax liability	50	64
Current maturities - capital leases	12	46
Current maturities of long-term debt – financial institutions	820	533
Total current liabilities	9,248	5,670
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	8	18
Long-term debt – financial institutions	3,072	2,847
Long-term debt – convertible debentures, net	1,201	1,176
DEFERRED TAX LIABILITY	739	582
Total liabilities	14,268	10,293
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 5 and 200 shares issued and outstanding at 9/30/2011 and 12/31/2010, respectively	-	2
Common stock $1.25 par value: authorized, 6,000 shares; 2,122 and 1,934 shares issued and outstanding at 9/30/2011 and 12/31/2010, respectively	2,652	2,416
Additional paid-in capital	25,813	25,363
Accumulated deficit	(2,872)	(5,579)
Accumulated other comprehensive income:
Cumulative translation adjustment	4,130	4,676
Total shareholders' equity	29,723	26,878
Total Liabilities and Shareholders' Equity	$43,991	$37,171

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,723	$1,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,544	1,421
Share-based compensation	53	91
Warrant interest expense	50	50
Deferred income taxes	158	32
Changes in working capital:
Trade accounts receivables	(1,880)	(640)
Inventories	(4,142)	(827)
Other current assets	(478)	(339)
Accounts payable and accrued expenses	643	972
Net cash (used in) provided by operating activities	(1,329)	2,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,733)	(1,026)
Proceeds from sales of property, plant and equipment	-	17
Net cash used in investing activities	(2,733)	(1,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	339	(1,725)
Net proceeds from export credit refinancing facility	2,428	477
Payments on capital lease	(44)	(96)
Proceeds from (payments on) long-term bank debt	509	(399)
Proceeds from the issuance of common stock, and exercise of common stock options	606	51
Preferred stock dividends paid	(30)	(45)
Net cash provided by (used in) financing activities	3,808	(1,737)
Effect of exchange rate fluctuations on cash and cash equivalents	(198)	258
Net decrease in cash and cash equivalents	(452)	(438)
Cash and cash equivalents at beginning of year	2,559	1,002
Cash and cash equivalents at end of period	$2,107	$564

Supplemental cash flow disclosures:
Interest paid	$139	$343
Income taxes paid	$6	$-
Non-cash financing activities:
Conversion of debentures	$25	$-

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, in our Annual Report on Form 10-K filed with the SEC on March 24, 2011.  Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results for the year ending December 31, 2011.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three and nine month periods ended September 30, 2011, income tax expense consisted of federal income tax expense of $6,000 and $18,000, respectively; state income tax expense of $2,000 and $4,000, respectively; and foreign deferred tax expense of $52,000 and $176,000, respectively.  For the three and nine month periods ended September 30, 2010, income tax expense consisted of federal income tax benefit of $12,000; state income tax expense of $3,000 and $8,000, respectively; and foreign deferred tax expense of $7,000 and $24,000, respectively.  Taxes are based on an estimated annualized consolidated effective rate of 6.8% for the year ended December 31, 2011.

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

As of January 1, 2011, we did not have any unrecognized tax benefits and there was no change during the nine month period ended September 30, 2011.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the nine month period ended September 30, 2011.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Recently Adopted and Recently Issued Accounting Standards

The Company reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	September 30,	December 31,
	2011	2010
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at September 30, 2011, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our US operation.	$1,769	$2,000
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2011, due April 1, 2013, secured by a Caterpillar front-end loader.	41	60
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at September 30, 2011, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€348)	467	485
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at September 30, 2011, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€346)	465	482
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at September 30, 2011, due July 31, 2015, secured by TPT's assets. (€196)	263	312
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at September 30, 2011, due July 5, 2014, secured by TPT's assets. (€661)	887	-
U.S. Dollar term note payable to a Malaysian bank which matured May 30, 2011.	-	41
Total	3,892	3,380
Less current maturities	820	533
Total long-term debt and notes payable - financial institutions	$3,072	$2,847

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company’s Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of which are directors of the Company and another of which is a greater than 5% shareholder.  At September 30, 2011, a balance of $1,450,000 remained outstanding on the Debentures.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Short-term Debt

US Operations

On December 31, 2010, the Company entered into a new U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1 million line of credit (the “Line”) which matures July 1, 2012.  The amount which the Company is entitled to borrow from time to time under the line of credit is subject to a borrowing base based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At September 30, 2011, the Company had no outstanding funds borrowed on the Line.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At September 30, 2011, the ratio of cash flow to debt service was 3.38 to 1.0.

Netherlands Operations

On March 20, 2007, our subsidiary, TOR Processing and Trade, B.V. (“TPT”), entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 4.397%), is secured by TPT’s accounts receivable and inventory.  At September 30, 2011, TPT had utilized €838,000 ($1,125,000) of its short-term credit facility.

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

Malaysian Operations

On June 27, 2011, the Company’s subsidiary, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2011 to April 30, 2012.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($157,000, $2,025,000 and $1,567,000, respectively).

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to April 4, 2012.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($313,000, $2,915,000, $376,000 and $7,837,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2011, the outstanding balance on the ECR facilities was RM 8,559,000 ($2,683,000) at a current interest rate of 4.25%.

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

On June 6, 2011, the Company declared a dividend, in the amount of $375 or $0.075 per share, for the quarterly period ended September 30, 2011, payable on October 1, 2011, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on September 5, 2011.

Note 4.	Fair Value Measurements

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of September 30, 2011.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at September 30, 2011.

	September 30, 2011
(In thousands)	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$70	$-	$70	$-

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

	September 30, 2011		December 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,892	$3,776	$3,380	$3,286
Long-term debt – convertible debentures	1,450	1,426	1,475	1,424
	$5,342	$5,202	$4,855	$4,710

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

On June 27, 2005, TPT entered into a financial lease agreement with De Lage Landen Financial Services, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease is included in the balance sheets as property, plant and equipment and was $381,181.  Accumulated amortization of the leased equipment at September 30, 2011 was approximately €174,000 ($233,000).  Amortization of assets under capital leases is included in depreciation expense.  The capital lease matured May 27, 2011.

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2011 was approximately $15,000.  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at September 30, 2011 was approximately $8,000.

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2011 was approximately $9,000.  Amortization of assets under capital leases is included in depreciation expense.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at September 30, 2011 was approximately $12,000.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net Income	$1,067	$236	$2,723	$1,290
Preferred Stock Dividends	-	(15)	(15)	(45)
Numerator for basic earnings per share - income available to common shareholders	1,067	221	2,708	1,245
Effect of dilutive securities:
6% Convertible Debenture Interest Expense	22	22	66	67
Preferred Stock Dividends	-	-	15	-
Numerator for diluted income per share - income available to common shareholders after assumed conversions	$1,089	$243	$2,789	$1,312
Denominator:
Denominator for basic income per share - weighted-average shares	2,122	1,908	2,052	1,899
Effect of dilutive securities:
Employee stock options	37	12	40	10
Detachable warrants	555	336	542	274
6% Convertible Debenture	547	566	552	566
Preferred Stock Dividends	3	-	48	-
Dilutive potential common shares	1,142	914	1,182	850
Denominator for diluted income per share - weighted-average shares and assumed conversions	3,264	2,822	3,234	2,749
Basic income per common share	$0.50	$0.12	$1.32	$0.66
Diluted income per common share	$0.33	$0.09	$0.86	$0.48

For the three and nine month periods ended September 30, 2010, approximately 111,000 common shares issuable upon conversion of the 200,000 convertible preferred shares were excluded from the calculation of diluted earnings per share as the conversion price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the three and nine month periods ended September 30, 2010, approximately 566,000 shares issuable upon conversion of convertible debentures were excluded from the calculation of diluted earnings per share as the conversion price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the three and nine month periods ended September 30, 2010, approximately 315,000 shares of common stock issuable upon exercise of warrants were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

For the three and nine month periods ended September 30, 2011 and 2010, approximately 24,000 and 153,000, respectively, of shares issuable upon exercise of employee stock options were excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
September 30, 2011
Net Sales:
Customer sales	$7,079	$2,423	$1,899	$-	$11,401
Intercompany sales	462	579	951	(1,992)	-
Total Net Sales	$7,541	$3,002	$2,850	$(1,992)	$11,401

Location profit (loss)	$717	$269	$93	$(12)	$1,067

September 30, 2010
Net Sales:
Customer sales	$4,753	$1,953	$837	$-	$7,543
Intercompany sales	-	575	1,254	(1,829)	-
Total Net Sales	$4,753	$2,528	$2,091	$(1,829)	$7,543

Location profit	$94	$308	$(125)	$(41)	$236
As of and for the nine months ended:
September 30, 2011
Net Sales:
Customer sales	$18,329	$8,047	$5,099	$-	$31,475
Intercompany sales	462	2,207	5,438	(8,107)	-
Total Net Sales	$18,791	$10,254	$10,537	$(8,107)	$31,475

Location profit	$1,372	$911	$442	$(2)	$2,723

Location assets	$14,654	$10,191	$19,146	$-	$43,991

September 30, 2010
Net Sales:
Customer sales	$13,951	$6,122	$2,254	$-	$22,327
Intercompany sales	24	1,532	3,896	(5,452)	-
Total Net Sales	$13,975	$7,654	$6,150	$(5,452)	$22,327

Location profit	$587	$665	$(27)	$65	$1,290

Location assets	$11,811	$7,733	$15,273	$-	$34,817

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

For the three and nine month periods ended September 30, 2011, the Company recorded stock-based employee compensation expense of $6,000 and $53,000, respectively.  For the three month period ended September 30, 2010, all options were fully vested; therefore, the Company did not recognize any option compensation expense.  For the nine month period ended September 30, 2010, the Company recorded stock-based employee compensation expense of $91,000.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company granted 23,500 and 23,404 options during the nine month periods ended September 30, 2011 and 2010.

As of September 30, 2011, there was approximately $158,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 4.33 years.

As all options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 9.	Inventories

A summary of inventory follows:

(In thousands)	September 30,	December 31,
	2011	2010
Raw materials	$9,384	$6,337
Work in progress	1,756	1,343
Finished goods	2,797	2,895
Supplies	1,315	794
Total Inventories	15,252	11,369
Inventory reserve	(300)	(348)
Net Inventories	$14,952	$11,021

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 10.	Derivatives and Other Financial Instruments

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

At September 30, 2011, we marked these contracts to market, recording $70,000 as a current liability on the balance sheet.  For the three and nine month periods ended September 30, 2011, we recorded a net loss on these contracts of $70,000 and $85,000, respectively, as a component of our net income.  For the three and nine month periods ended September 30, 2010, we recorded a net gain of $30,000 and $143,000, respectively, as a component of our net loss.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		September 30,	December 31,
Derivative Instrument	Location	2011	2010
Foreign Currency Exchange Contracts	Other Current Assets	$-	$11
		$-	$11

Liability Derivatives
		September 30,	December 31,
Derivative Instrument	Location	2011	2010
Foreign Currency Exchange Contracts	Accrued Expenses	70	-
		$70	$-

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and nine month periods ended September 30, 2011 and 2010:

		Amount of (Loss) Gain Recognized in Income (In thousands)
	Location of (Loss)	Three Months Ended		Nine Months Ended
Derivative	Gain on Derivative	September 30,		September 30,
Instrument	Instrument	2011	2010	2011	2010
Foreign Currency Exchange Contracts	Other (Expense) Income	$(70)	$30	$(85)	$143

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Following are our results for the three and nine month periods ended September 30, 2011 and 2010.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
NET SALES	$11,401	$7,543	$31,475	$22,327
Cost of sales	9,026	6,234	24,703	17,765
GROSS MARGIN	2,375	1,309	6,772	4,562
Technical services and research and development	74	66	206	184
Selling, general and administrative expenses	1,098	846	3,322	2,666
OPERATING INCOME	1,203	397	3,244	1,712
OTHER EXPENSE:
Interest expense	(139)	(110)	(336)	(343)
Gain (loss) on foreign currency exchange rate	63	(53)	6	(47)
Other, net	-	-	7	-
INCOME BEFORE INCOME TAX	1,127	234	2,921	1,322
Income tax expense	60	(2)	198	32
NET INCOME	$1,067	$236	$2,723	$1,290

Income per common share:
Basic	$0.50	$0.12	$1.32	$0.66
Diluted	$0.33	$0.09	$0.86	$0.48

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the three and nine month periods ended September 30, 2011 increased approximately $3,858,000 or 51% and $9,148,000 or 41%, respectively, as compared to the same three and nine month periods of 2010 when we experienced increases in our consolidated net sales of $1,102,000 or 17% and $4,529,000 or 25%, respectively.

Following is a summary of our consolidated products sales for the three and nine month periods ended September 30, 2011 and 2010 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2011		2010		Variance		2011		2010		Variance
HITOX	$5,352	47%	$2,941	39%	$2,411	82%	$14,072	44%	$8,939	40%	$5,133	57%
ALUPREM	3,680	32%	2,719	36%	961	35%	10,645	34%	8,038	36%	2,607	32%
BARTEX	1,132	10%	985	13%	147	15%	2,944	9%	2,804	13%	140	5%
HALTEX	759	7%	618	8%	141	23%	2,385	8%	1,977	9%	408	21%
TIOPREM	342	3%	180	3%	162	90%	1,119	4%	266	1%	853	321%
OTHER	136	1%	100	1%	36	36%	310	1%	303	1%	7	2%
Total	$11,401	100%	$7,543	100%	$3,858	51%	$31,475	100%	$22,327	100%	$9,148	41%

HITOX sales increased 82% and 57% for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010 primarily due to the stabilization and recovery in the paint and plastics end markets, as well as a tight supply of commodity titanium dioxide, which have led to the addition of many new global customers.  This compares to an increase of 2% and 16% for the three and nine month periods ended September 30, 2010, respectively.  Since the end of the quarter, we are seeing increasing competitive pricing pressure from Chinese-based low-grade titanium dioxide producers, which is likely to put near-term pressure on HITOX volumes in Asia and South America.  However, we expect overall average selling prices to continue to increase, as the pricing environment in Europe and North America remains favorable.

ALUPREM sales increased 35% during the third quarter of 2011 and 32% for the nine month period ended September 30, 2011, as compared to the same periods of 2010 primarily due to an increase in sales volume in both the US and Europe.  This compares to an increase of 20% and 18% during the same three and nine month periods of 2010, respectively.

BARTEX sales increased 15% during the third quarter of 2011 and 5% for the nine month period ended September 30, 2011.  This follows an increase of approximately 40% and 47% during the same three and nine month periods of 2010, respectively, primarily due to an increase in volume and our customer base.

HALTEX sales increased 23% and 21% for the three and nine month periods ended September 30, 2011, respectively.  This compares to an increase of 30% and 76% for the same three and nine month periods of 2010, respectively.  The year-over-year increase is related to new business for our OPTILOAD specialty products which are gaining acceptance in the marketplace.

TIOPREM sales increased significantly during the three and nine month periods ended September 30, 2011 as compared to the same periods of 2010 primarily due to the product gaining greater acceptance in the global marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three and nine month periods ended September 30, 2011 and 2010 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2011		2010		Variance		2011		2010		Variance
HITOX	$3,369	47%	$1,954	41%	$1,415	72%	$8,244	45%	$6,136	44%	$2,108	34%
ALUPREM	1,547	22%	974	20%	573	59%	3,916	22%	2,544	18%	1,372	54%
BARTEX	1,132	16%	985	21%	147	15%	2,944	16%	2,804	20%	140	5%
HALTEX	759	11%	618	13%	141	23%	2,385	13%	1,977	14%	408	21%
TIOPREM	154	2%	130	3%	24	18%	577	3%	205	2%	372	181%
OTHER	118	2%	92	2%	26	28%	263	1%	285	2%	(22)	-8%
Total	$7,079	100%	$4,753	100%	$2,326	49%	$18,329	100%	$13,951	100%	$4,378	31%

  HITOX sales during the third quarter increased 62%, 52% and 119% in the US, Canada and South America, respectively, as compared to the same period in 2010 resulting in a net increase for the quarter of 72% (63% volume and 37% price).  This compares to a decrease in the third quarter of 2010 of 6%.

Year to date, the increase in HITOX sales of 34% is primarily due to an increase in volume of 50% and an increase in price of 50% both of which are related to the tight supply of commodity titanium dioxide resulting in an increase in demand for HITOX from both new and existing customers.  This compares to an increase of 8% during the same nine month period of 2010.  Going forward we anticipate the growth rate in the average price of HITOX sales from the Corpus Christi operation to accelerate due to significant price increases that were implemented during the third and fourth quarters.  HITOX volumes in North America are expected to continue to benefit from both new and existing customers.  HITOX sales in South America, which represents approximately 13% of the HITOX sales from the Corpus Christi operation, are likely to be negatively impacted by increasing competitive pressure from Chinese-based low-grade titanium dioxide producers.

  ALUPREM sales during the third quarter increased 59% as compared to an increase of 9% during the third quarter of 2010 due to an increase in volume.  Year to date, US ALUPREM sales increased 54% as compared to a decrease of 18% during the same nine month period of 2010.  The net change in US sales of ALUPREM was primarily due to new business and expanded requirements of a significant customer.
  BARTEX sales in the US increased primarily due to an increase in demand from existing customers, as well as new customers.

  HALTEX sales in the US increased primarily due to new business, an increase in demand and the acceptance of our new product, OPTILOAD, in the market place.

  TIOPREM sales in the US increased 18% and 181% during the three and nine month periods ended September 30, 2011, respectively, primarily due to the product gaining greater acceptance in the marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our US customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three and nine month periods ended September 30, 2011 and 2010 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2011		2010		Variance		2011		2010		Variance
ALUPREM	$2,133	88%	$1,745	89%	$388	22%	$6,729	83%	$5,494	90%	$1,235	22%
HITOX	231	10%	187	10%	44	24%	1,104	14%	596	10%	508	85%
TIOPREM	59	2%	21	1%	38	181%	214	3%	32	<1%	182	569%
Total	$2,423	100%	$1,953	100%	$470	24%	$8,047	100%	$6,122	100%	$1,925	31%

  ALUPREM sales in Europe increased 22% for both the three and nine month periods ended September 30, 2011, primarily related to an increase in volume of approximately 39%, an increase in selling price and product mix of approximately 53% and the effect of changes in the foreign currency of approximately 8%.  This compares to an increase of 27% and 49% for the same three and nine month periods of 2010, respectively.
  HITOX sales in Europe increased 24% and 85% for the three and nine month periods ended September 30, 2011, respectively, primarily due to a tight supply of commodity titanium dioxide, which has led to an increase in demand from existing customers, as well as new customers.  Year to date, this has resulted in an increase in volume of approximately 25% and an increase in selling price and product mix of approximately 65% and the effect of changes in the foreign currency of approximately 10%.  This compares to a decrease of 9% during the third quarter of 2010 and an increase of 20% for the same nine month period of 2010, respectively.

  TIOPREM sales in Europe increased significantly during the three and nine month periods ended September 30, 2011, primarily due to the product gaining greater acceptance in the marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and nine month periods ended September 30, 2011 and 2010 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2011		2010		Variance		2011		2010		Variance
HITOX	$1,752	92%	$800	96%	$952	119%	$4,724	93%	$2,207	98%	$2,517	114%
TIOPREM	129	7%	29	3%	100	345%	328	6%	29	1%	299	1031%
OTHER	18	1%	8	1%	10	125%	47	1%	18	1%	29	161%
Total	$1,899	100%	$837	100%	$1,062	127%	$5,099	100%	$2,254	100%	$2,845	126%

  HITOX sales in Asia increased 119% and 114% for the three and nine month periods ended September 30, 2011, respectively, primarily related to an increase in volume related to the continuing improvement in the economy and the construction industry in Asia, as well as a tight supply of commodity titanium dioxide, which have led to the addition of many new global customers.  This compares to an increase of 30% and 46% for the same three and nine month periods of 2010, respectively.  We anticipate a slow-down in the growth of the Asian HITOX market due to increasing competitive pricing pressure from Chinese-based low-grade titanium dioxide producers, which is likely to put near-term pressure on HITOX volumes in Asia.

  TIOPREM sales in Asia increased 345% and 1031% during the three and nine month periods ended September 30, 2011, respectively.  The increase, as compared to the same periods of 2010, is primarily due to the product gaining greater acceptance in the global marketplace.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

Gross Margin:  For the three month period ended September 30, 2011, gross margin increased 3.5%, from 17.3% for the third quarter 2010 as compared to 20.8% for the same three month period of 2011.  For the nine month period ended September 30, 2011, gross margin increased 1.1% from 20.4% for the nine month period ended September 30, 2010 to 21.5% for the same nine month period of 2011.  An increase in selling price, product mix and a reduction in idle plant time increased the year to date gross margin approximately 65%, 30% and 5%, respectively.  These factors were more than enough to offset cost pressures we faced during the year.  In particular, fuel costs are up approximately 40% year over year and the cost of ilmenite ore has tripled from last year.  As we look at costs for the remainder of the year, we expect fuel and raw material costs will continue to put pressure on margins.  However, despite these pressures, we expect to show year over year improvement in profitability during the fourth quarter due to favorable trends in pricing, increasing sale3s and better plant utilization.

Technical Services and Selling, General, Administrative and Expenses (“SG&A”):  Total SG&A expense increased approximately 28.5% during the three month period ended September 30, 2011 as compared to the same period of 2010 primarily related to an increase in salaries of approximately 28%, sales commissions of 47% and legal fees of 20%.  For the nine month period ended September 30, 2011, SG&A expenses increased approximately 23.8% primarily due to an increase in salary expense of 37%, which included a bonus for executive management of $170,000, as well as increases relating to business travel of 50% and sales commissions of 45% which were partially offset by a reduction in accounting fees of 25% and legal fees of 46%.

Interest Expense:  Net interest expense for the third quarter of 2011 increased approximately 26% as compared to the same periods of 2010 primarily due to higher outstanding balances on our line of credit and ECR financing.  For the nine month period ended September 30, 2011 remained relatively flat as compared to the same period of 2010.

Income Taxes:  For the three and nine month periods ended September 30, 2011, income tax expense consisted of federal income tax expense of $6,000 and $18,000, respectively; state income tax expense of $2,000 and $4,000, respectively; and foreign deferred tax expense of $52,000 and $176,000, respectively.  For the three and nine month periods ended September 30, 2010, income tax expense consisted of federal income tax benefit of $12,000; state income tax expense of $3,000 and $8,000, respectively; and foreign deferred tax expense of $7,000 and $24,000, respectively.  Taxes are based on an estimated annualized consolidated effective rate of 6.8% for the year ended December 31, 2011.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	September 30,	December 31,
	2011	2010
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at September 30, 2011, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our US operation.	$1,769	$2,000
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2011, due April 1, 2013, secured by a Caterpillar front-end loader.	41	60
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at September 30, 2011, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€348)	467	485
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at September 30, 2011, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€346)	465	482
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at September 30, 2011, due July 31, 2015, secured by TPT's assets. (€196)	263	312
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at September 30, 2011, due July 5, 2014, secured by TPT's assets. (€661)	887	-
U.S. Dollar term note payable to a Malaysian bank which matured May 30, 2011.	-	41
Total	3,892	3,380
Less current maturities	820	533
Total long-term debt and notes payable - financial institutions	$3,072	$2,847

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company’s Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of which are directors of the Company and another of which is a greater than 5% shareholder.  At September 30, 2011, a balance of $1,450,000 remained outstanding on the Debentures.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Short-term Debt

US Operations

On December 31, 2010, the Company entered into a new U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1 million line of credit (the “Line”) which matures July 1, 2012.  The amount which the Company is entitled to borrow from time to time under the line of credit is subject to a borrowing base based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At September 30, 2011, the Company had no outstanding funds borrowed on the Line.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At September 30, 2011, the ratio of cash flow to debt service was 3.38 to 1.0.

Netherlands Operation

On March 20, 2007, our subsidiary, TOR Processing and Trade, B.V. (“TPT”), entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 4.397%), is secured by TPT’s accounts receivable and inventory.  At September 30, 2011, TPT had utilized €838,000 ($1,125,000) of its short-term credit facility.

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

Malaysian Operations

On June 27, 2011, the Company’s subsidiary, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2011 to April 30, 2012.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($157,000, $2,025,000 and $1,567,000, respectively).

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to April 4, 2012.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($313,000, $2,915,000, $376,000 and $7,837,000, respectively).

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2011, the outstanding balance on the ECR facilities was RM 8,559,000 ($2,683,000) at a current interest rate of 4.25%.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $452,000 for the nine months ended September 30, 2011 as compared to a decrease of $438,000 for the nine months ended September 30, 2010.

	(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2011	2010
Net cash provided by (used in)
Operating activities	$(1,329)	$2,050
Investing activities	(2,733)	(1,009)
Financing activities	3,808	(1,737)
Effect of exchange rate fluctuations	(198)	258
Net change in cash and cash equivalents	$(452)	$(438)

Operating Activities

We used $1,329,000 in operating activities during the first nine months of 2011.  Following are the major changes in working capital affected by cash used in operating activities for the nine month period ended September 30, 2011:

  Accounts Receivable:  Accounts receivable increased $1,880,000 as compared to an increase of $640,000 for the same period in 2010.  The increase in accounts receivable is primarily due to stronger sales in the third quarter 2011 at each of the Company’s three operations as compared to the third quarter of 2010.  Accounts receivable increased $1,082,000 at the Corpus Christi operation and $193,000 and $605,000 at TPT and TMM, respectively.
  Inventories: Inventories increased $4,142,000 as compared to an increase of $827,000 for the same period in 2010.  Inventories at the Corpus Christi operation increased $595,000 primarily related to an increase in finished goods.  TPT’s increased $113,000 primarily due to an increase in raw materials which was partially offset by a reduction in finished goods; and TMM’s increased $3,434,000 primarily related to raw materials related to the production of Synthetic Rutile.
  Other Current Assets:  Other current assets increased $478,000 as compared to an increase of $339,000 for the same period in 2010.  At the Corpus Christi operation, prepaid expenses increased $113,000 primarily due to insurance and TMM’s increased $378,000 primarily related to prepaid freight.  TPT’s decreased $13,000 related to prepaid pension expense.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $643,000 as compared to an increase of $972,000 for the same period in 2010.  Accounts payable and accrued expenses at the Corpus Christi operation decreased $74,000 primarily related to the timing of raw material purchases; TPT’s increased $329,000 primarily related to capital expenditures and raw materials and TMM’s increased $388,000 primarily relating to raw materials for the production of SR.

Investing Activities

We used cash of $2,733,000 in investing activities during the first nine months of 2011 primarily for the purchase of fixed assets as compared to $1,009,000 during the same period 2010.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $328,000 primarily related to capital maintenance, production equipment and computer equipment, as compared to $530,000 for the same period in 2010.
  Netherlands Operation:  We invested approximately $2,162,000 at TPT for new equipment to increase production capacity of ALUPREM, as compared to $470,000 for the same period in 2010.
  Malaysian Operation:  We invested approximately $243,000 at TMM for new equipment to improve the efficiency of SR production, as compared to $9,000 for the same period in 2010.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

Financing activities provided $3,808,000 during the nine month period ended September 30, 2011 as compared to cash used of $1,737,000 for the same period 2010.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Borrowings on TPT’s line of credit increased $339,000 as compared to a decrease of $125,000 for the same period 2010.  The funds were primarily used for working capital.  Our domestic line of credit, which has not been utilized during 2011, decreased approximately $1,600,000 during the nine month period ended September 30, 2010.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR increased $2,428,000 during the nine month period ended September 30, 2011 for working capital related to the production of SR as compared to an increase of $477,000 for the same period in 2010.
  Capital Leases:  Capital leases decreased approximately $44,000 related to lease payments at both the Corpus Christi operation and at TPT during the first nine months of 2011 as compared to a decrease of approximately $96,000 for the same period in 2010.
  Long-term Debt – Financial Institutions:  Long-term debt increased approximately $509,000 during the nine month period ended September 30, 2011.  Long-term debt increased approximately $799,000 at TPT related to a new term loan to fund a portion of the plant expansion.  Long-term debt decreased $250,000 at the Corpus Christi operation and $40,000 at TMM.  This compares to a decrease in long-term debt of approximately $399,000 for the same period in 2010.
  Proceeds from Issuance of Common Stock:  We received $606,000 from the issuance of common stock during the first nine months of 2011 of which $425,000 related to the exercise of warrants and $181,000 to the exercise of stock options.  For the same nine month period of 2010, we received $51,000 from the issuance of common stock of which $25,000 related to the exercise of warrants and $26,000 to the exercise of stock options.
  Preferred Stock Dividends:  We paid dividends of $30,000 and $45,000 on our Series A convertible preferred stock for the nine month periods ended September 30, 2011 and 2010, respectively.

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

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 10.1	Amendment to Loan Agreement with HSBC Bank, dated November 15, 2010
	Exhibit 10.2	Amendment to Loan Agreement with HSBC Bank, dated June 27, 2011
	Exhibit 10.3	Amendment to Loan Agreement with RHB Bank, dated June 1, 2011
	Exhibit 10.4	Loan Agreement with Rabobank, dated July 3, 2011

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	October 28, 2011	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	October 28, 2011	BARBARA RUSSELL Barbara Russell Chief Financial Officer