Form 10-K
period 2011-12-31
TOR MINERALS INTERNATIONAL INC
filed 2012-03-12
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer  ☐             Non-accelerated filer  ☐              Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No  ☑

The aggregate market value of the common stock, the Registrant's only common equity, held by non-affiliates of the registrant (based upon the closing sale price of the registrant's Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2011) was approximately $17,590,000.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2012, there were 2,400,151 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Global Headquarters:  We are headquartered in Corpus Christi, Texas, USA.  This location houses senior management, customer service, logistics, and corporate research and development/technical service laboratories.  Our financial and accounting functions also operate from this location.  Our principal offices in Corpus Christi are located at 722 Burleson Street, Corpus Christi, Texas 78402, and our telephone number is (361) 883-5591.  Our website is located at www.torminerals.com.  Information contained in our website or links contained on our website is not part of this Annual Report on Form 10-K.

U.S. Operation:  Our U.S. manufacturing plant, located in Corpus Christi, Texas, is situated on the north side of the Corpus Christi Ship Channel and has its own dock frontage at the plant.  We also utilize the Bulk Terminal, operated by the Port of Corpus Christi Authority, to discharge bulk shipments of SR and Barite from cargo vessels directly into trucks for delivery to our plant.   The site has its own railhead and easy access to major highways linking it to the rest of the U.S. and to Mexico.  HITOX®, BARTEX®, HALTEX®, OPTILOAD® and TIOPREM® are all produced at this location.

Asian Operation:  We acquired our Asian operation, TOR Minerals Malaysia, Sdn. Bhd. ("TMM"), in 2000.  Located in Ipoh, Perak, Malaysia, close to the port of Lumut, TMM is a processor of local ilmenite, upgrading it to SR.  This material is the basic building block for HITOX and TIOPREM, but is also used as feed stock for white TiO2 and used as a component in welding rod flux.  The site has its own processing lines to manufacture HITOX and TIOPREM.  The sales team and the quality assurance laboratory for Asia are located at the offices in Ipoh.

European Operation:  In 2001, we acquired our European operation, TOR Processing and Trade, B.V. ("TPT").  Situated within reach of the major shipping port of Rotterdam, TPT, located in Hattem, Netherlands, specializes in the manufacturing of premium alumina products ("ALUPREM®") for use worldwide.  Customer applications, quality assurance laboratory and support facilities for Europe are located in Hattem.  TOR Minerals' global headquarters in Texas provides customer service and shipping logistics for TPT's North American customers.

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

HITOX:  Our principal product, HITOX, a light buff-colored titanium dioxide pigment, is made from SR.  Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products.  Titanium dioxide, or TiO2, gives opacity and color to end products.  Most TiO2 is white; however, HITOX is a unique color pigment that is beige.  HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other more costly color pigments and some of the white TiO2.  HITOX pigments are used by major international paint and plastics manufacturers.  Uses include architectural & industrial paints, primers, metal finishes and coatings, caulks and sealants, floor tiles and plastic profiles, sheets and film.

HITOX, manufactured at plants located in both the U.S. and Malaysia, utilizes SR manufactured at TMM as its primary raw material.  The manufacturing process for producing HITOX is not simple and the details of the process and the operating parameters of the systems are not widely known.  The HITOX manufacturing process is not patented.

ALUPREM:  Our alumina trihydrate ("ATH") products were expanded in 2001 with the introduction of ALUPREM, which is manufactured at our European operation, TPT, in The Netherlands.  ALUPREM, which stands for premium alumina, was developed by TOR's President and Chief Executive Officer, Dr. Olaf Karasch.  The details of the manufacturing process and the operating parameters of the systems are not widely known.  The ALUPREM manufacturing process is not patented.

ALUPREM products are used for color critical applications as fillers and flame retardants and performance driven uses such as specialty wire and cable insulation, catalysts, high-tech polishing, pigments and specialty papers.

BARTEX / BARYPREM:  BARTEX is manufactured at our U.S. operation from high grade barites (barium sulfate) utilizing a milling process.  Barium Sulfate's high density is one of the primary reasons it is used in coatings.  As an inert extender pigment, BARTEX gives weight and body to products ranging from powder coatings used in automotive, appliance and office furniture finishes to rubber products such as carpet and curtain backings and plastics including billiard balls and poker chips.  BARTEX is an extender for more expensive prime white pigments, such as white TiO2.  BARTEX is manufactured in several different grades differentiated by narrow particle sizing ranging from standard coarse to specialty ultra-fine with high brightness and whiteness.

BARYPREM is manufactured in our Netherlands (TPT) location and is available in powder or slurry form.  BARYPREM offers exceptional quality and high whiteness for color critical applications.

HALTEX / OPTILOAD:  HALTEX, manufactured at our U.S. operation, is produced from Bayer grade alumina trihydrate (ATH) using some of the same production technologies as our other products. It is an environmentally-friendly flame retardant, smoke suppressant filler used in plastic and rubber products.

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

TIOPREM:  TIOPREM, manufactured at our U.S. and Malaysian operations, is produced from a proprietary process based on modified SR feedstock made at TOR Minerals' Malaysian plant.  Introduced in 2008, TIOPREM is a series of high performance, heat stable colored TiO2 hybrid pigments offering cost savings through the partial replacement of expensive color pigments and white TiO2 in plastics and specialty paints & coatings.  End use applications include engineered plastics, laminates, window profiles, plastic lumber, roofing granules and ceramic coatings.

SYNTHETIC RUTILE:  SR, the basic building block for HITOX and TIOPREM, is manufactured at our Asian operation using the Benilite process for producing SR.  Ilmenite, the raw material used in the manufacturing process, is first treated in a reduction kiln and then subjected to leaching in hydrochloric acid where soluble iron and other impurities are removed.  SR is also used as feed stock for white TiO2 and as a component in welding rod flux.

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

Historically, we have purchased our ilmenite ore in Malaysia.  However, as the remaining stockpiles around Malaysia have started depleting, we have started purchasing ilmenite from various other suppliers throughout the world.  As a result, the average price for the ilmenite has been going up and increased approximately 118% during 2011 and 22% in 2010.

HITOX / TIOPREM:  TMM is the Company's sole supplier of SR, the raw material for HITOX and TIOPREM.  The cost of SR increased approximately 56% in 2011 and approximately 14% in 2010, primarily due to an increase in the cost of ilmenite and energy.  Other than TMM, there is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for SR from this alternative source, our ability to produce HITOX would likely suffer, which would adversely affect our business.

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases ATH from various suppliers in Europe.  The average prices for ATH remained stable in both 2011 and 2010.

BARTEX / BARYPREM:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce BARTEX and BARYPREM.  The average price for this grade of barites remained stable in 2011 and barites increased approximately 5% in 2010.

HALTEX / OPTILOAD:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of four suppliers located in the U.S.  The average price for the Bayer grade aluminum remained stable in both 2011 and 2010.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Electricity is the predominate source of energy at each of our three operations.  In addition, natural gas is used as a source of energy in Corpus Christi and fuel oil is used at TMM in the production of SR.  In Corpus Christi, the average price of electricity decreased 21% and 19% in 2011 and 2010, respectively; and, the average price of natural gas decreased approximately 6% in 2011 following an increase of 15% in 2010.  Average energy prices at TMM for electricity remained stable in both 2011 and 2010; and the average price of fuel oil increased approximately 38% in 2011 and was flat in 2010.  Energy prices at TPT, primarily electricity, remained stable in both 2011 and 2010.

Research and Development / Technical Services

Our expenditures for research and development and technical services remained relatively flat in both 2011 and 2010.  We conduct our research and technical service primarily at our facilities in Corpus Christi and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

Marketing and Customers

Sales and Marketing Department Organization:  TOR's sales efforts are managed out of Corpus Christi, Texas, by the Executive Vice President.  We have sales offices at our U.S., Asian and European operations.  Area and product managers report to the Executive Vice President and assist with customer, agent and distributor relations.

Independent Distributors and Agents:  We utilize a network of both domestic and foreign independent distributors and agents.  Within North America there are multiple agents serving us on either a regional or a product basis.  In most other countries there is one stocking distributor who purchases directly from TOR and resells in their territory.  In certain large countries there may be multiple distributors.  In this way we get the benefit of sales specialists with specific trade knowledge in each country.

Customers:  Our end use customers include companies in the paints, coatings, plastics and catalyst industries.  For the years ended December 31, 2011, 2010 and 2009, BASF Corporation represented 14.0%, 13.3%, and 18.2%, respectively, of our total consolidated sales.

Geographic Distribution:  We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  No individual foreign country accounted for 10% or more of our foreign sales in 2011, 2010, or 2009.  Sales to external customers are attributed to geographic area based on country of distribution.

A summary of the Company's sales by geographic area is presented below:

(In thousands)	2011		2010		2009
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$20,241	49%	$15,982	52%	$14,391	59%
Canada, Mexico & South/Central America	4,187	10%	3,401	11%	2,115	9%
Pacific Rim	6,321	16%	3,177	10%	1,933	8%
Europe, Africa & Middle East	10,272	25%	8,456	27%	5,754	24%
Total Sales	$41,021	100%	$31,016	100%	$24,193	100%

Competition:  We experience competition with respect to each of our products.  In order to maintain and grow sales volumes, we must rely on our ability to both innovate to add value as well as to manufacture and distribute products at competitive prices.  We believe that quality, delivery on schedule and price are the principal competitive factors.  However, due to the nature of our main product, HITOX, and the size of our company as compared to others in the industry, we are not price leaders, but are price followers and while we generally attempt to increase prices to offset cost increases, these actions tend to lag the cost increases.

Our competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products.  A number of these competitors are owned and operated by large diversified corporations.  Many of these competitors, such as E.I. DuPont de Nemours & Co., Inc., Millennium Chemicals, Kronos Inc. and J.M. Huber, have substantially greater financial and other resources, and their share of industry sales is substantially larger than TOR's.

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

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of March 12, 2012, we did not have a significant backlog of customer orders.

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

Employees

As of December 31, 2011, our U.S. operation had 31 full-time employees, our European operation employed 30, and our Asian operation had 95 employees, of which 51 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all our employees are good.

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

Our subsidiaries have loan agreements with banks in Malaysia and The Netherlands that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia and The Netherlands for such facilities.  At December 31, 2011, our foreign debt consisted of $4,140,000 under the short-term credit facilities and $1,811,000 under the term loans and financial lease agreements.

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

•                     We have one primary source for SR and, if that source was not available, we could not produce HITOX or TIOPREM.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX and TIOPREM.  If supplies of SR from TMM are interrupted and we are unable to arrange for this alternative source, this could result in our inability to produce these products which accounted for approximately 47% of our sales for the year ended December 31, 2011.

•                     We are dependent on a limited number of customers and could experience significant revenue reductions if they use alternative sources.

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for approximately 40% of our consolidated sales revenues in 2011 and 42% of our consolidated sales revenues in both 2010 and 2009.  As a result, a decrease in sales volume of any one of our top 10 customers could have a material impact on our business, operating results, and financial condition.  For the year ended December 31, 2011, BASF Corporation represented 14% of our total consolidated sales, and the loss of this customer could have a material impact on our business, operating results and financial condition.

•                     Foreign currency fluctuations could adversely impact our financial condition.

Because we own assets located outside the United States and have revenues and expenses in currencies other than the U.S. Dollar, we may incur currency transaction and translation losses due to changes in the values of foreign currencies and in the value of the U.S. Dollar.  Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering into derivative transactions.  Translation exposure associated with translating the functional currency financial statements of our foreign subsidiaries into U.S. Dollars is generally not hedged.  Upon translation to the U.S. Dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations.  We cannot predict the effect of changes in exchange rate fluctuations upon future operating results.  (See "Foreign Operations - Impact of Exchange Rate" on page 36).

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

In preparing our consolidated financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from previously estimated amounts under different conditions and assumptions.

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

United States Operation

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM.  During 2011, the Corpus Christi plant operated at approximately 70% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own.  The lease payment is subject to adjustment every five years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

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

The Corpus Christi plant and improvements are encumbered by a lien held by American Bank.  (See "Liquidity - U.S. Operation" on page 30).

European Operation

Our European Operation, TPT, is located in Hattem, The Netherlands, near the major shipping port of Rotterdam.  TPT, which completed an expansion of their ALUPREM production capacity in late 2011, operated at approximately 95% of capacity in 2011.  The factory site, which the Company owns, was expanded in 2004 from approximately one acre to two acres and consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building which was purchased in July 2004, and a 10,000 square foot warehouse with a loading dock which was purchased in January 2005.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See "Liquidity - European Operation" on page 32).

Asian Operation

Our Asian Operations, TMM, operates the SR manufacturing plant in Ipoh, Malaysia, and is close in proximity to the present source of their major raw material - ilmenite.  The plant site has 38 acres of land that TMM has a commitment to use through 2074.  The TMM plant operated at approximately 60% of capacity in 2011.

TMM owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

The Malaysian plant and improvements are encumbered by liens held by HSBC Bank and RHB Bank.  (See "Liquidity - Asian Operation" on page 33).

Item 4.	Mine Safety Disclosures

As we are not the operator of a coal mine or other mine, Item 4 is not applicable.

   PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our Common Stock trades on the NASDAQ Capital Market under the symbol: "TORM".  The table below sets forth the high and low sales prices for our Common Stock for the periods indicated, according to NASDAQ.  Amounts shown in this table for 2009 have been adjusted to reflect the one-for-five reverse stock split effected on February 19, 2010.  On March 1, 2012, the closing trading price of our Common Stock was $15.44 and 10,136 shares were traded.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2011	High	$21.690	$20.250	$18.730	$15.660
	Low	8.480	14.580	11.780	10.830
2010	High	$5.100	$8.440	$8.620	$13.040
	Low	2.550	4.500	5.380	5.930
2009	High	$4.200	$2.300	$3.150	$2.900
	Low	1.200	1.200	1.800	2.300

No cash dividends have ever been paid on our Common Stock.  Except and as otherwise required by the terms of our Series A Convertible Preferred Stock, we currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of holders of record of TOR's Common Stock as of March 12, 2012 was 190.

One-for-Five Reverse Stock Split

As noted in the Company's Form 8-K filed with the Securities and Exchange Commission on February 18, 2010, the shareholders approved a one-for-five reverse stock split, which the Company effected on February 19, 2010.

Series A 6% Convertible Preferred Stock Dividends

On December 6, 2011, we declared a dividend, in the amount of $375, for the quarterly period ending December 31, 2011, payable on January 1, 2012, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2011.  Dividends declared on the Series A Convertible Preferred Stock totaled $16,000 and $60,000, respectively, in 2011 and 2010.  At December 31, 2011, all holders of the Company's Series A Convertible Preferred Stock had converted their stock to shares of the Company's Common Stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

In December 2011, the remaining eight holders of warrants issued in December 2008, exercised their warrants.  Upon exercise and receipt of the aggregate exercise price of $2,750,000, the Company issued 275,000 shares of common stock to the accredited investors.  The Company used the proceeds for working capital.

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

Item 6.	Selected Financial Data
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
NET SALES	$41,021	$31,016	$24,193	$25,304	$27,961
Cost of sales	31,727	24,258	20,382	22,032	22,768
GROSS MARGIN	9,294	6,758	3,811	3,272	5,193
Technical services and research and development	287	254	200	244	245
Selling, general and administrative expenses	4,639	3,701	3,215	4,673	4,290
Goodwill impairment	-	-	-	1,976
Loss on assets held for sale	-	-	-	679
Loss (gain) on disposal of assets	(1)	-	35	98	(12)
OPERATING INCOME (LOSS)	4,369	2,803	361	(4,398)	670
OTHER INCOME (EXPENSE):
Interest income	-	-	-	2	18
Interest expense	(471)	(439)	(556)	(524)	(684)
Gain (loss) on foreign currency exchange rate	(23)	(60)	59	(38)	25
Other, net	9	-	4	15	-
INCOME (LOSS) BEFORE INCOME TAX	3,884	2,304	(132)	(4,943)	29
Income tax expense (benefit)	48	16	4	19	(42)
NET INCOME (LOSS)	$3,836	$2,288	$(136)	$(4,962)	$71
Less: Preferred Stock Dividends	16	60	60	60	60
Basic Income (Loss) Available to Common Shareholders	$3,820	$2,228	$(196)	$(5,022)	$11
Plus: 6% Convertible Debenture Interest Expense	87	90	-	-	-
Plus: Preferred Stock Dividends	16	-	-	-	-
Diluted Income (Loss) Available to Common Shareholders	$3,923	$2,318	$(196)	$(5,022)	$11

Income (loss) per common shareholder:
Basic	$1.84	$1.17	$(0.10)	$(3.19)	$0.00
Diluted	$1.21	$0.83	$(0.10)	$(3.19)	$0.00

Weighted average common shares outstanding:
Basic	2,079	1,904	1,891	1,576	1,570
Diluted	3,235	2,785	1,891	1,576	1,577

Item 6.	Selected Financial Data (continued)
	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,381	$2,559	$1,002	$191	$376
Working capital	17,713	12,526	7,587	5,559	7,300
Total assets	47,967	37,171	32,876	34,337	38,736
Total long-term debt and capital leases	4,761	4,620	3,223	3,693	7,178
Shareholders' equity	33,425	26,878	23,215	22,515	26,405

*      The income (loss) per common and the weighted average common shares outstanding have been adjusted to reflect the one-for-five reverse stock split which was effective February 19, 2010.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview:

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders, engineered fillers and flame retardants used in the manufacture of paints, industrial coatings, plastics, and catalysts applications.  We have operations in the United States, Asia and Europe.

Our U.S. operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM.  The facility is also the Global Headquarters for the Company.  The Asian operation, located in Ipoh, Malaysia, manufactures SR , HITOX and TIOPREM and our European operation, located in Hattem, Netherlands, manufactures Alumina based products and BARYPREM.  (See "Our Products" on page 4).

Approximately 51% of the 2011 sales are outside of the United States.  Of these sales, approximately 50% are in currencies other than the U.S. Dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the U.S. Dollar.  (See "Foreign Operations - Impact of Exchange Rate" on page 36).

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Following are our results for the years ended December 31, 2011, 2010 and 2009.  The income (loss) per common share and the weighted average common shares outstanding have been adjusted to reflect the one-for-five reverse stock split which was effective February 19, 2010.

(In thousands, except per share amounts)	Year Ended December 31,
	2011	2010	2009
NET SALES	$41,021	$31,016	$24,193
Cost of sales	31,727	24,258	20,382
GROSS MARGIN	9,294	6,758	3,811
Technical services and research and development	287	254	200
Selling, general and administrative expenses	4,639	3,701	3,215
(Gain) loss on disposal of assets	(1)	-	35
OPERATING INCOME	4,369	2,803	361
OTHER INCOME (EXPENSES):
Interest expense	(471)	(439)	(556)
Gain (loss) on foreign currency exchange rate	(23)	(60)	59
Other, net	9	-	4
INCOME (LOSS) BEFORE INCOME TAX	3,884	2,304	(132)
Income tax expense	48	16	4
NET INCOME (LOSS)	$3,836	$2,288	$(136)
Less: Preferred Stock Dividends	16	60	60
Basic Income (Loss) Available to Common Shareholders	$3,820	$2,228	$(196)
Plus: 6% Convertible Debenture Interest Expense	87	90	-
Plus: Preferred Stock Dividends	16	-	-
Diluted Income (Loss) Available to Common Shareholders	$3,923	$2,318	$(196)
Income (loss) per common share:
Basic	$1.84	$1.17	$(0.10)
Diluted	$1.21	$0.83	$(0.10)

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Management Outlook for the Future:

We are a niche specialty mineral company.  Our strategy is to continue to bring new, high-value added products to market while improving efficiencies and lowering our costs.  If we are successful in these strategies, our revenues and earnings will continue to grow.

Going forward, our focus will continue to be on development of new products that are capable of being marketed as premium products with enhanced performance characteristics at competitive prices.  The high-value added characteristics of these products typically generate a higher margin than many commodity products.

In the past several years, we have successfully become a leading provider of fire retardant minerals all across Europe.  In addition, we have successfully introduced new specialty aluminas for applications outside of the plastics markets and have recently completed a plant expansion that doubled our capacity to meet increasing demand.  This is a product group that showed year-over-year growth of 19% during 2011.

Our relatively new specialty alumina products, OPTILOAD, is used in high performance flame retardant plastic applications, and we report it as part of the HALTEX revenue group.  OPTILOAD often allows customers to reduce the overall cost of their formulations.  In addition to its suitability for current formulations, OPTILOAD offers a solution for new emerging plastics markets for high performance flame retardant halogen-free plastic applications, potentially offering new market opportunities for OPTILOAD.

TIOPREM is one of our newer titanium dioxide ("TiO2") based pigment products.  It replaces a portion of the high cost ingredients in plastics and specialty coatings formulations, meets or exceeds performance standards, and typically can save customers 10% to 20% versus current standard formulations.  TIOPREM sales increased to approximately $1.5 million during 2011, representing a threefold increase from 2010.  We continue to work on our next generation of TIOPREM to increase the size of its addressable market.  TIOPREM is a premium product sold at a premium price and with higher margins relative to our standard HITOX product.

While our introduction of new products was a significant contributor to our revenue growth in 2011, improving market trends also contributed to year over year improvement, particularly in our TiO2 based products, HITOX and TIOPREM.  In 2011, we saw a significant increase in TiO2 prices due to constrained sources of supply resulting from industry under investment in ilmenite ore mining capacity and TiO2 processing capacity, and we expect these conditions will persist for some time.  As a result of these factors, we expect a favorable pricing environment for TiO2 in 2012 and possibly into 2013.

Our titanium dioxide-based color pigments, which include HITOX and TIOPREM, are considered partial substitutes for commodity TiO2 as well as typically more expensive color pigments.  Historically, when TiO2 prices rise or when TiO2 is in shortage, the substitute affect drives demand for our specialty TiO2 based products.

Costs for ilmenite ore, the raw material used in our TiO2 based products, have increased substantially.  However, the increases in our raw material costs in 2011 were offset by price increases for our TiO2 based products.  In addition, we are investing in our SR plant in Malaysia in an effort to increase the efficiency of that operation and lower production costs.  The upgrade to this facility should be completed in late 2012.

As expected, we saw increasing competitive pricing pressure from Chinese-based commodity TiO2 producers.  This pricing pressure is counter to the pricing trends we have seen from all other commodity TiO2 producers.  Nevertheless, increased pricing pressure from these producers is affecting volume growth and the price of HITOX and TIOPREM in both Asia and South America.  At the same time, we expect recent price increases and continued volume growth in the United States and Europe to offset pricing pressure in our Asian markets.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Results of Operations

Net Sales:  Consolidated net sales for 2011 increased approximately 32% compared with 2010.  The increase in net sales is primarily due to the tightened supply of titanium Dioxide ("TiO2") as global customer demand exceeds supply, the stabilization and recovery of the paint and plastic end markets and successful introduction of new products, all of which have led to an increase in volume and a growth in our global customer base.  Overall, the increase in volume, selling price and impact of foreign currency exchange fluctuations represented approximately 62%, 33% and 5%, respectively, in the growth of consolidated sales.

Consolidated net sales for 2010 increased 28% compared with 2009.  The increase in net sales is primarily due to the stabilization and recovery of the paint and plastic end markets and successful introduction of new products, both of which have led to an increase in volume and a growth in our global customer base.  The consolidated increase in volume, selling price and impact of foreign currency exchange fluctuations represented approximately 71%, 28% and 1%, respectively, in the growth of consolidated sales.

Following is a summary of our consolidated products sales for 2011, 2010 and 2009 (in thousands), excluding inter-company sales:

Product	2011		2010		2009
HITOX	$17,538	43%	$12,080	39%	$10,111	42%
ALUPREM	14,368	35%	11,608	37%	9,450	39%
BARTEX	4,092	10%	3,761	12%	2,601	11%
HALTEX / OPTILOAD	3,093	7%	2,634	9%	1,646	7%
TIOPREM	1,460	4%	515	2%	12	<1%
OTHER	470	1%	418	1%	373	1%
Total	$41,021	100%	$31,016	100%	$24,193	100%

  HITOX sales increased approximately 45% worldwide in 2011 primarily due to as a tight supply of commodity TiO2 as global customer demand as the result of a stabilization and recovery in the paint and plastics end markets.  Geographically, our HITOX sales increased at each of our three operations.  Sales at the U.S. operation increased 28%, the European operation increased 67% and the Asian operation increased 86% as compared to sales in 2010.  The consolidated increase in volume, selling price and impact of foreign currency exchange fluctuations represented approximately 49%, 44% and 7%, respectively, in the growth of consolidated HITOX sales.

In 2010, HITOX sales increased approximately 19% worldwide primarily due to the stabilization and recovery in the paint and plastics end markets, as well as a tight supply of commodity titanium dioxide ("TiO2"), which have led to the addition of many new global customers.  Geographically, our HITOX sales increased at each of our three operations.  Sales at the U.S. operation increased 9%, the European operation increased 36% and the Asian operation increased 53% as compared to sales in 2009.  The consolidated increase in volume, selling price and impact of foreign currency exchange fluctuations represented approximately 74%, 11% and 15%, respectively, in the growth of consolidated HITOX sales.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

  ALUPREM sales increased approximately 24% worldwide in 2011 primarily due to an increase in the sales volume of our specialty grade ALUPREM in both the U.S. and European markets of approximately 78%.

In 2010, ALUPREM sales increased approximately 23% worldwide primarily due to an increase in the sales volume of our specialty grade ALUPREM in the European market of which was partially offset by a decrease in U.S. sales.  ALUPREM sales in Europe increased approximately 49% while U.S. sales decreased approximately 6%.

  BARTEX sales increased approximately 9% in 2011 primarily due to an increase in selling price and volume of 75% and 25%, respectively.  In 2010, BARTEX increased approximately 45% in 2010 primarily due to an increase in volume of approximately 101% which was partially offset by a decrease in price of 1%.
  HALTEX/OPTILOAD sales increased approximately 17% and 60% in 2011 and 2010, respectively.  The year over year increase is primarily related to an increase in volume in both our standard HALTEX and newer OPTILOAD specialty products which are gaining greater acceptance in the marketplace.
  TIOPREM sales volume increased significantly in both 2011 and 2010 as the product began to gain greater acceptance in the market.
  Other Product sales increased approximately 12% in both 2011 and 2010, respectively, primarily relating to changes in volume in the Asian markets.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

United States Operation

Following is a summary of net sales for our U.S. operation for 2011, 2010 and 2009 (in thousands).  All inter-company sales have been eliminated.

Product	2011		2010		2009
HITOX	$10,546	43%	$8,237	42%	$7,528	45%
ALUPREM	5,740	23%	4,134	21%	4,419	27%
BARTEX	4,092	17%	3,761	19%	2,601	16%
HALTEX / OPTILOAD	3,093	13%	2,634	14%	1,646	10%
TIOPREM	748	3%	420	2%	7	<1%
OTHER	340	1%	394	2%	317	2%
Total	$24,559	100%	$19,580	100%	$16,518	100%

  HITOX sales increased approximately 28% in 2011 of which approximately 87% relates to selling price and 13% to an increase in volume.  Geographically, sales in the United States, Canada, Mexico and South America increased approximately 20%, 30%, 175% and 61%, respectively.  The increase in HITOX selling price and volume is primarily due to the tightened supply of TiO2 as global customer demand exceeds supply.

In 2010, HITOX sales increased approximately 9%, of which 92% related to volume and 8% to selling price.  Geographically, sales in the United States, Canada, Mexico and South America increased approximately 4%, 41%, 53% and 15%, respectively.  The increase is primarily due to the gradual improvement in the construction industry and tightened supply of TiO2, as well as new customers .

  ALUPREM sales increased approximately 39% in 2011 primarily due to a change in the order pattern of a significant U.S. customer.

In 2010, ALUPREM sales decreased approximately 6% primarily due to a change in the order pattern of a significant U.S. customer.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

European Operation

Our subsidiary in The Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our U.S. operation for distribution to our North American customers.  TPT purchases HITOX from our Asian operation for distribution in Europe.  The following table represents TPT's sales (in thousands) for 2011, 2010 and 2009 to third party customers.  All inter-company sales have been eliminated.

Product	2011		2010		2009
ALUPREM	$8,628	84%	$7,474	90%	$5,031	89%
HITOX	1,391	13%	834	10%	612	11%
TIOPREM	329	3%	43	<1%	3	<1%
Total	$10,348	100%	$8,351	100%	$5,646	100%

  ALUPREM sales increased approximately 15% in 2011 of which approximately 61% relates to an increase in selling price, 30% to an increase in volume and approximately 9% due to the positive impact of the foreign currency exchange fluctuations as the Euro gained strength against the U.S. Dollar as compared to 2010.

In 2010, ALUPREM sales increased approximately 49% primarily due to an increase in selling price and volume of 73% and 34%, respectively, which was partially offset by the negative impact of foreign currency rate fluctuations of approximately 7% as the Euro weakened against the U.S. Dollar as compared to 2009.

  HITOX sales increased approximately 67% in 2011 primarily due to an increase in volume of 18%, selling price of 73% and approximately 9% due to the positive impact of the foreign currency exchange fluctuations as the Euro gained strength against the U.S. Dollar as compared to 2010.  The increase in HITOX selling price and volume is primarily due to the tightened supply of TiO2 as global customer demand exceeds supply.

In 2010, HITOX sales increased approximately 36%, of which approximately 62% related to volume and 40% to an increase in selling price, which was partially offset by the negative impact of foreign currency rate fluctuations of approximately 2% as the Euro weakened against the U.S. Dollar as compared to 2009.

  TIOPREM sales increased significantly over 2010 sales as the product gains greater acceptance in the European market place.  Of the increase, volume represents approximately 53% and selling price 42%.  The positive impact of the foreign currency exchange fluctuations as the Euro gained strength against the U.S. Dollar as compared to 2010 contributed approximately 5% to the year over year increase.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Asian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our U.S. and European operations.  The following table represents TMM's sales (in thousands) for 2011, 2010 and 2009 to third party customers.  All inter-company sales have been eliminated.

Product	2011		2010		2009
HITOX	$5,601	92%	$3,009	97%	$1,971	97%
TIOPREM	383	6%	52	2%	2	<1%
OTHER	130	2%	24	1%	56	3%
Total	$6,114	100%	$3,085	100%	$2,029	100%

  HITOX sales increased approximately 86% in 2011 primarily due to an increase in volume of approximately 90% related to the continuing improvement in the economy and the construction industry in Asia, as well as the positive effect of the foreign currency fluctuations between the Malaysian Ringgit and the U.S. Dollar of approximately 10% as the Ringgit has gained in strength against the U.S. Dollar.

In 2010, HITOX sales increased approximately 53% primarily due to an increase in volume of approximately 87% related to the continuing improvement in the economy and the construction industry in Asia, as well as the positive effect of the foreign currency fluctuations between the Malaysian Ringgit and the U.S. Dollar of approximately 13% as the Ringgit has gained in strength against the U.S. Dollar.

  TIOPREM sales volume increased significantly in 2011 as the product has gained greater acceptance in the Asian marketplace.  In 2010 TIOPREM sales were not material.
  Other product sales increased significantly in 2011 primarily due to a new customer for one of TMM's by-products.  This increase follows a decreased of 57% in 2010.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Gross Margin:  The following table represents our net sales, cost of sales and gross margin (in thousands) for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
NET SALES	$41,021	$31,016	$24,193
Cost of sales	31,727	24,258	20,382
GROSS MARGIN	$9,294	$6,758	$3,811
GROSS MARGIN %	22.7%	21.8%	15.8%

Gross margin increased 0.9% from 21.8% in 2010 to 22.7% in 2011.  The primary factors affecting the 2011 gross margin include the following:

  increase in selling prices of approximately 7.9%,
  increase in value of U.S. dollar to foreign currency of approximately 1.7%, and decrease in idle plant time of approximately 0.8%, offset by increase in cost of raw materials of approximately 9.1%, and increase in cost of plant maintenance of approximately 2.2%.

Gross margin increased 6.0% from 15.8% in 2009 to 21.8% in 2010.  The primary factors affecting the 2010 gross margin include the following:

  increase in selling prices of approximately 6.0%, and
  decrease in idle plant time of approximately 3.9%, offset by increase in the plant maintenance costs of approximately 0.5%, and increase in cost of raw materials of approximately 3.5%.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses ("SG&A") in 2011 increased approximately $938,000 from 2010.  Primary factors contributing to the increase in SG&A include the following:

  salary and bonus expense increased approximately 36%,
  business travel increased approximately 52%, and
  sales commissions increased approximately 32%.

Offsetting the above increases, include the following reductions in SG&A:

  stock option expense decreased approximately 36%,
  accounting fees decreased approximately 21%, and
  legal fees decreased approximately 24%.

In 2010, SG&A increased approximately $486,000 from 2009.  Primary factors contributing to the increase in SG&A include the following:

  salaries increased approximately 17% as the result of reinstating our employees' salaries back to the 2008 level, business travel increased approximately 13%, and
  sales commissions increased approximately 67%.

Offsetting the above increases was a reduction in option compensation expense of approximately 66%.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Interest Expense:  Interest expense increased approximately $32,000 in 2011 and decreased approximately $117,000 in 2010.  In 2011, interest expense at the U.S. operation increased approximately $33,000 primarily due to an increase in long term debt; and in 2010, interest expense at the U.S. operation decreased approximately $20,000 primarily due to a lower average outstanding balance on our line of credit and long term debt.  TPT's interest expense decreased approximately $33,000 and $51,000 in 2011 and 2010, respectively, primarily due to a reduction in average long-term debt and a lower outstanding balance on its line of credit.  TMM's interest expense increased $32,000 in 2011 primarily due to a increase in its short term financing of raw materials and greater utilization of its line of credit and ECR financing, whereas in 2010, TMM's interest expense decreased $48,000 primarily due to a decrease in its long term debt and lower utilization of its line of credit and ECR financing.

Income Taxes:  We recorded an income tax expense of approximately $48,000, $16,000 and $4,000 in 2011, 2010 and 2009, respectively.  The following table represents the components of our income tax expense:

	Components of Income Tax Expense
	Year Ended December 31,
	2011			2010			2009
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$-	$-	$-	$-	$-	$-	$-	$-
State	8	-	8	7	-	7	3	-	3
Foreign	21	19	40	-	9	9	-	1	1
Total Income Tax Expense	$29	$19	$48	$7	$9	$16	$3	$1	$4

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents increased $822,000 from the end of 2010 to the end of 2011.  We used $1,918,000 in operating activities and $3,533,000 relating to investing activities.  Financing activities provided $6,591,000.  The effect of the exchange rate fluctuations accounted for a decrease in cash of $318,000.

	Year Ended December 31,
(In thousands)	2011	2010	2009
Net cash provided by (used in)
Operating activities	$(1,918)	$3,668	$2,490
Investing activities	(3,533)	(1,627)	(922)
Financing activities	6,591	(704)	(572)
Effect of exchange rate fluctuations	(318)	220	(185)
Net change in cash and cash equivalents	$822	$1,557	$811

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Operating Activities

During the twelve-month period ended December 31, 2011, operating activities used cash of $1,918,000.  During the same twelve month period of 2010, operating activities provided cash of $3,668,000.  Following are the major changes in working capital affecting cash (used in) provided by operating activities during the twelve month periods ended December 31, 2011 and 2010.

  Accounts Receivable:  Accounts receivable increased approximately $1,081,000 from the end of 2010 to the end of 2011.  Accounts receivable increased $650,000, $162,000 and $269,000 at the U.S., European and Asian operations, respectively, primarily due to an increase in sales in the fourth quarter of 2011 as compared to the same period 2010 of 10%, 3% and 22%, respectively.

Accounts receivable increased approximately $545,000 from the end of 2009 to the end of 2010.  Accounts receivable increased $408,000 and $310,000 at the European operation and the Asian operation, respectively, primarily due to an increase in sales in the fourth quarter of 2010 as compared to the same period 2009.  Accounts receivable decreased at the U.S. operation $173,000.

  Inventories: Inventories increased approximately $7,845,000 from the end of 2010 to the end of 2011.  Inventories at the U.S. operation increased $2,001,000 primarily related to the timing of raw material purchases.  At the Asian operation, inventories increased $5,779,000 which was primarily related to the timing of their purchase of ilmenite ore as well as an increase in the production of SR.  The inventory at the European operation increased $65,000 primarily related to an increase in raw materials which was partially offset by a decrease in finished goods.

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

  Other Current Assets:  Other current assets increased approximately $116,000 and $179,000 for the twelve-month periods ended December 31, 2011 and 2010, respectively, primarily related to deposits at the European and Asian operations.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased approximately $1,094,000 from the end of 2010 to the end of 2011 due to an increase in at each of the three operations primarily related to the timing of purchases.

Trade accounts payable and accrued expenses increased approximately $1,456,000 from the end of 2009 to the end of 2010 due to an increase in at each of the three operations primarily related to the timing of purchases.

Investing Activities

Investing activities used cash of approximately $3,533,000 and $1,627,000 during the twelve-month periods ended December 31, 2011 and 2010, respectively.  Net investments for each of the Company's three operations are as follows:

  U.S. Operation:  We invested approximately $590,000 in 2011 primarily related to capital maintenance, production equipment and computer equipment.  In 2010, we invested approximately $784,000 primarily related to the early buyout of lease agreements with Bank of America Leasing & Capital for production equipment leased between 2004 and 2006.
  European Operation:  We invested approximately $2,445,000 in 2011 for new equipment to increase the production capacity of ALUPREM.    In 2010, our European operation invested approximately $825,000 primarily related to the expansion and modification of the production facility.
  Asian Operation:  We invested approximately $498,000 and $18,000 in 2011 and 2010, respectively, at TMM primarily related to new production equipment and to improve the efficiency and yield of the SR production.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Financing Activities

Financing activities provided cash of approximately $6,591,000 for the twelve-month period ended December 31, 2011.  In 2010, financing activities used cash of approximately $704,000.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Borrowings on our U.S. line of credit decreased approximately $2,100,000 for the twelve-month period ended December 31, 2010.  The U.S. line of credit was not utilized by the Company during 2011.  TPT's line of credit decreased approximately $54,000 and $349,000 for the twelve-month periods ended December 31, 2011 and 2010, respectively.  TMM's line of credit, which was not utilized during 2010, increased $2,141,000.  TMM accessed their line of credit to finance the U.S. dollar payment for raw materials.  The balance on the line of credit matures in April.
  Export Credit Refinancing ("ECR") - Borrowings on TMM's ECR increased approximately $997,000 for the twelve-month period ended December 31, 2011 as compared to an increase of $264,000 for the twelve-month period ended December 31, 2010.
  Capital Leases -  Capital leases for the U.S. operation decreased $11,000 and $38,000 for the twelve-month periods ended December 31, 2011 and 2010, respectively.  Capital leases provided cash of $11,000 to TPT for the twelve month period ended December 31, 2011 and used cash $80,000 during each of the twelve-month period ended December 31, 2010.
  Long-term Debt - U.S. Operation:  Our U.S. long-term debt decreased $345,000 for the twelve month period ended December 31, 2011 as compared to an increase of $2,009,000 for the twelve-month period ended December 31, 2010 primarily related to a new term loan with American Bank.
  Long-term Debt - European Operation:  TPT's long-term debt increased approximately $527,000 during the twelve-month period ended December 31, 2011, to fund a portion of the plant expansion.  For the twelve-month period ended December 31, 2010, TPT's long-term debt decreased approximately $118,000.
  Long-term Debt - Asian Operation:  TMM's long-term debt decreased approximately $328,000 for the twelve-month period ended December 31, 2010.  TMM did not utilize any new long-term debt during the twelve-month period ended December 31, 2011.
  6% Convertible Subordinated Debentures:  In 2009, we received subscription agreements for 60 Units ($1,500,000) of our six percent convertible subordinated debentures with warrants of which $1,000,000 was used to reduce inter-company debt and $500,000 to reduce our debt to Bank of America.
  Issuance of Common Stock and Options:  We received proceeds of $3,356,000 during the twelve-month period ended December 31, 2011 of which $3,150,000 related to the exercise of warrants and $206,000 for the exercise of common stock options.  For the twelve-month period ended December 31, 2010, we received proceeds of approximately $96,000 related to the issuance of common stock and the exercise of common stock options
  Preferred Stock Dividends:  The Company paid dividends of $31,000 and $60,000 on its Series A convertible preferred stock, or $0.30 per share, for the twelve-month periods ended December 31, 2011 and 2010, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Liquidity

Long-term Debt - Financial Institutions

Following is a summary of our long-term debt to financial institutions:

(In thousands)	December 31,
	2011	2010
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at December 31, 2011, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,680	$2,000
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at December 31, 2011, due April 1, 2013, secured by a Caterpillar front-end loader.	35	60
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at December 31, 2011, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€318)	413	485
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at December 31, 2011, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€318)	412	482
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at December 31, 2011, due July 31, 2015, secured by TPT's assets. (€158)	205	312
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at December 31, 2011, due July 5, 2014, secured by TPT's assets. (€568)	736	-
U.S. Dollar term note payable to a Malaysian bank which matured May 30, 2011.	-	41
Total	3,481	3,380
Less current maturities	813	533
Total long-term debt and notes payable - financial institutions	$2,668	$2,847

United States Operation

U.S. Credit Agreement and Term Loan

On December 31, 2010, the Company entered into a new U.S. credit agreement (the "Agreement") with American Bank, N.A. (the" Lender").  The Agreement consists of the following:

•          a $1 million line of credit (the "Line"), which matures July 1, 2012.  The amount which the Company is entitled to borrow from time to time under the Line is subject to a borrowing base based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Price Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At December 31, 2011, the Company had no outstanding funds borrowed on the Line; and

•          a $2 million term loan, which matures December 31, 2015.  The term loan bears interest at a fixed rate of 6.65% per annum.  Monthly principal and interest payments commenced on February 1, 2011.  The monthly principal and interest payment are $39,272.97.  At December 31, 2011, the balance on the term loan was $1,680,000.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

On March 1, 2012, the Company entered into the first amendment to the Agreement with the Lender.  Under the terms of the amendment, the Line was extended from July 1, 2012 to October 15, 2013.  In addition, the Line was increased from $1,000,000 to $2,000,000.

The Agreement is secured by certain assets of the Company which are located in the United States or which arise from the Company's operations in the United States.  Collateral under the Agreement does not include the Company's ownership or other interests in TMM and TPT, any assets or operations of either TMM or TPT or any proceeds thereof.

The Agreement includes various customary covenants, limitations and events of default.  Under the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At December 31, 2011, the ratio of cash flow to debt service was 5.80 to 1.0.

The Agreement also includes certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness, becoming a guarantor or surety, making loans or advances to other parties, except trade credit extended in the normal course of business, or changing the President or Board of Directors of the Company without the Lender's written consent.

Borrowing under the Agreement may be used to support working capital requirements and for general corporate purposes.

Six-percent Convertible Subordinated Debentures

As reported in the Company's Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company's Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the "Debentures") for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of which are directors of the Company and another of which is a greater than 5% shareholder.  At December 31, 2011, a balance of $1,450,000 remained outstanding on the Debentures.

Other Term Loans

On March 31, 2008, we entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at December 31, 2011 was $35,000.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

European Operation

On July 5, 2011, TPT entered into a three year term loan in the amount of €700,000 with a fixed interest rate of 4.25%.  The loan proceeds will be used to fund the plant expansion and is secured by TPT's assets.  Monthly principal and interest payments began on August 5, 2011 and continue through July 5, 2014.  The monthly principal payment is €19,444 ($25,195) and the loan balance at December 31, 2011 was €568,000 ($736,000).  The loan is secured by TPT's production equipment.

On March 20, 2007, TPT entered into a short-term credit facility (the "Credit Facility") with Rabobank which increased TPT's line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 4.191%), is secured by TPT's accounts receivable and inventory.  At December 31, 2011, TPT had utilized €544,000 ($705,000) of its short-term credit facility.

On July 7, 2004, TPT entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of €485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000, was used for the expansion of TPT's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616.  The loan balance at December 31, 2011 and 2010 was €319,000 and €362,000, respectively ($413,000 and $485,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT's existing production facility.  The Second Mortgage, in the amount of €470,000, will be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.6%, effective January 3, 2010, for a period of three years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566.  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2011 and 2010 was €318,000 and €360,000, respectively ($412,000 and $482,000, respectively).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of €500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.05%, effective July 19, 2010, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is €4,167.  The loan is secured by TPT's assets.  The loan balance at December 31, 2011 and 2010 was €158,000 and €233,000, respectively ($205,000 and $312,000, respectively).

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Asian Operation

On June 27, 2011, the TMM amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC") to extend the maturity date from April 30, 2011 to April 30, 2012.  The HSBC facility includes the following in Malaysian Ringgits ("RM"):  (1) overdraft of RM 500,000; (2) an import/export line ("ECR") of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($158,000, $2,038,000 and $1,578,000, respectively).

On March 2, 2012, TMM amended their banking facility with HSBC to include a new Term Loan in the amount of RM 3,500,000 ($1,125,000) for the purpose of upgrading the operation's synthetic rutile production process.  Under the terms of the facility, the loan will be paid in 35 equal monthly installments of RM 97,223 (excluding interest) and a final installment of RM 97,195 or approximately $31,261 and $31,252, respectively, commencing one month after full drawdown or 18 months after initial drawdown, whichever is earlier.  The interest rate will be 2.00% above prime and will be payable monthly.

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad ("RHB") to extend the maturity date to April 30, 2012.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($316,000, $2,935,000, $379,000 and $7,889,000, respectively).  At December 31, 2011, TMM had an outstanding balance of RM 6,911,000 ($2,181,000) outstanding on the foreign exchange contract line of credit at an interest rate of 2.8%.  The balance matures on April 30, 2012.

On May 30, 2008, TMM entered into a U.S. Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $292,000, will be repaid over a period of 36 months with an interest rate of 0.75% above the RHB prime.  The loan matured on May 30, 2011..

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers' and inter-company shipments.  At December 31, 2011, the outstanding balance on the ECR facilities was RM 3,975,000 ($1,254,000) at a current interest rate of 4.25%.

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
December 31, 2011, 2010 and 2009

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

Bad Debts - We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  At December 31, 2011 and 2010, we maintained a reserve for doubtful accounts of approximately $87,000 and $97,000, respectively.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes - Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies.  Significant management judgment is required in determining the effective rate and in evaluating our tax position.  We have domestic and foreign net deferred tax assets resulting primarily from net operating loss carryforwards.  At December 31, 2011 we had federal net operating loss carryforward of approximately $1,738,000 at our U.S. operation and maintained a valuation allowance of approximately 43% due to uncertainties as to the Company's ability to utilize this deferred tax asset.  In addition, we had net operating carryforwards at our Asian operation, TMM, of approximately $3,661,000.  Because this foreign NOL carryforward has an indefinite carryforward period, we have determined that it is not necessary to provide a valuation allowance for TMM's NOL carryforward.

Inventory - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  At December 31, 2011 and 2010, we maintained a reserve for obsolescence and unmarketable inventory of approximately $264,000 and $348,000, respectively.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2011 and 2010, the Company recorded approximately $331,000 and $671,000, respectively, related to idle facility expense primarily at the Malaysian operations.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Valuation of Long-Lived Assets - The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2011.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Share Based Compensation - We calculate share based compensation using the Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the twelve-month periods ended December 31, 2011, 2010 and 2009, we recorded $59,000, $91,000 and $266,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases - As of December 31, 2011, we lease 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority.  The minimum future rental payments under this and other non-cancelable operating leases as of December 31, 2011 for the years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2012	$63
2013	63
2014	61
2015	54
2016	54
Thereafter	623
Total minimum lease payments	$918

Except as noted above, we did not have any off-balance sheet arrangements that have, or are likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

Contractual Obligations - The following is a summary of all significant contractual obligations, both on and off consolidated balance sheet, as of December 31, 2011, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2012	2013	2014	2015	2016	2017 +
Long-term Debt	$3,481	$813	$821	$669	$512	$87	$578
Lines of Credit	2,886	2,886	-	-	-	-	-
Export Credit Refinancing	1,254	1,254	-	-	-	-	-
Capital Leases	62	28	22	12	-	0	-
Operating Leases	918	63	63	61	54	54	623
Convertible Debentures	1,450	91	91	91	91	1,086	-
Total	$10,051	$5,135	$997	$833	$657	$1,228	$1,201

Other matters

Anticipated Capital Expenditures

During the coming twelve month period, we plan to invest in capital upgrades at both our U.S. and Asian operations.  The planned improvements will increase the efficiency and reduce costs.  The estimated expenditure is approximately $500,000 in the U.S. and $1,500,000 in Malaysia.

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

Foreign Operations - Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TPT in The Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet.  As of December 31, 2011 and 2010, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $2,367,000 and $2,822,000, respectively.  From the beginning of 2011 to the end of 2011, the U.S. Dollar weakened against the Malaysian Ringgit, as a result, net income increased approximately $28,000.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2011 and 2010, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $1,596,000 and $1,860,000, respectively.  From the beginning of 2011 to the end of 2011, the U.S. Dollar weakened against the Euro, as a result, net income increased approximately $56,000.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011, 2010 and 2009

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

At December 31, 2011, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording a net gain of approximately $16,000 as a component of our 2011 net income and as a current asset on the consolidated balance sheet at December 31, 2011.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on management's assessment and those criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls

During the quarter ended December 31, 2011, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2011.

 PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information which will be contained under the caption "Election of Directors" and "Principal Stockholders" in the Company's Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders is incorporated by reference in response to this Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance

Information under the caption "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" which will be contained in the Company's Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Corporate Governance

Information under the caption "Executive Compensation - Nomination of Directors", and "Election of Directors - Audit Committee" which will be contained in the Company's Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions "Principal Stockholders" and "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

Equity Compensation Plan

The following table provides information as of December 31, 2011, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	167,983	$12.530	9,658
Equity compensation plans not approved by security holders	--		--
Total	167,983	$12.530	9,658

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the "Plan") for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 23, 2008, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased to 250,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2018.  At December 31, 2011, there were 167,983 options outstanding, 72,359 exercised and 9,658 available for future issuance under the Plan.

For the twelve-month periods ended December 31, 2011, 2010 and 2009, the Company recorded $59,000, $91,000 and $266,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

The Company granted options to purchase 23,500, 23,404 and 27,500 shares of common stock during the twelve-month periods ended December 31, 2011, 2010 and 2009, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2011, 2010 and 2009 was $8.98, $3.89 and $2.70, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.78%	1.20%	3.17%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.68	0.79	0.73
Expected term (in years)	5.00	3.00	7.00

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

The number of shares of common stock underlying options exercisable at December 31, 2011, 2010 and 2009 was 147,983, 175,485 and 174,220, respectively.  The weighted-average remaining contractual life of those options is 4.5 years.  Exercise prices on options outstanding at December 31, 2011, ranged from $1.75 to $30.55 per share as noted in the following table.

Options Outstanding
2011	2010	2009	Range of Exercise Prices
22,861	46,245	39,480	$ 1.75 - $ 9.99
120,802	108,180	113,680	$ 10.00 - $ 14.99
3,620	120	120	$ 15.00 - $ 19.99
12,800	12,800	12,800	$ 20.00 - $ 24.99
2,500	2,740	2,740	$ 25.00 - $ 29.99
5,400	5,400	5,400	$ 30.00 - $ 30.55
167,983	175,485	174,220

As of December 31, 2011, there was approximately $152,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 4.07 years.

As most options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information under the captions "Certain Transactions" and "Election of Directors - Attendance and Independence", which will be contained in the Company's Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption "Principal Accountant Fees and Services", which will be contained in the Company's Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits
(a) The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company as amended through February 28, 2010
3.2	By-laws of the Company, as amended through February 28, 2010

4.1(1)	Form of Common Stock Certificate
10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(2) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(3)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(4)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.7(5)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.8(5)	Loan Agreement with RHB Bank, dated November 23, 2004
10.9(5) **	Form of Incentive Stock Option Agreement for Officers A
10.10(5) **	Form of Incentive Stock Option Agreement for Officers B
10.11(5) **	Form of Nonqualified Option Agreement for Directors
10.12(6)	Loan Agreement with Rabobank, dated March 1, 2004
10.13(6)	Loan Agreement with Rabobank, dated July 6, 2004
10.14(7)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.15(8)	Loan Agreement with Rabobank, dated July 19, 2005
10.16(9)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.17(10)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.18(10)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.19(11)	Loan Agreement with Rabobank, dated March 20, 2007
10.20(12)	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TPT) dated May 11, 2001
10.21(13)	Form of Subscription Agreement with respect to the Company's September - October 2008 Private Placement
10.22(13)	Form of Warrant with respect to the Company's September - October 2008 Private Placement
10.23(14)	Form of Subscription Agreement with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.24(14)	Form of 6% Convertible Subordinated Debenture with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.25(14)	Form of Warrant with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.26(15)	Loan Agreement with American Bank., dated December 31, 2010
10.27(16)	Amendment to Loan Agreement with HSBC Bank, dated November 15, 2010
10.28(16)	Amendment to Loan Agreement with HSBC Bank, dated June 27, 2011
10.27(16)	Amendment to Loan Agreement with RHB Bank, dated June 1, 2011
10.30(16)	Loan Agreement with Rabobank, dated June 28, 2011
10.31(17)	Amendment to Loan Agreement with American Bank, dated March 1, 2012
10.32(17)	Amendment to Loan Agreement with HSBC Bank, dated March 2, 2012

14.1	Code of Ethics

21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV

23.1	Consent of UHY LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company's May 25, 2000 Form S-8
(3)	Incorporated by reference to the exhibit filed with the Company's December 31, 2000 Form 10-K
(4)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(5)	Incorporated by reference to the exhibit filed with the Company's December 31, 2004 Form 10KSB
(6)	Incorporated by reference to the exhibit filed with the Company's December 31, 2005 Form 10KSB
(7)	Incorporated by reference to the exhibit filed with the Company's June 27, 2005 Form 8-K
(8)	Incorporated by reference to the exhibit filed with the Company's July 19, 2005 Form 8-K
(9)	Incorporated by reference to the exhibit filed with the Company's September 14, 2005 Form 8-K
(10)	Incorporated by reference to the exhibit filed with the Company's December 22, 2005 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company's March 20, 2007 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company's December 31, 2006 Form 10-K
(13)	Incorporated by reference to the exhibit filed with the Company's September 15, 2008 Form 8-K
(14)	Incorporated by reference to the exhibit filed with the Company's May 6, 2009 and August 26, 2009 Form 8-K
(15)	Incorporated by reference to the exhibit filed with the Company's January 5, 2011 Form 8-K
(16)	Incorporated by reference to the exhibit filed with the Company's September 30, 2011Form 10-Q
(17)	Incorporated by reference to the exhibit filed with the Company's December 31, 2011 Form 10-K

**	Constitutes a compensation plan or agreement under which executive officers may participate

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 12, 2012	By:	OLAF KARASCH Olaf Karasch, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer	March 12, 2012

BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 12, 2012

BARBARA RUSSELL (Barbara Russell)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 12, 2012

JULIE BUCKLEY (Julie Buckley)	Director	March 12, 2012

DAVID HARTMAN (David Hartman)	Director	March 12, 2012

DOUG HARTMAN (Doug Hartman)	Director	March 12, 2012

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 12, 2012

STEVEN PAULSON (Steven Paulson)	Director	March 12, 2012

CHIN YONG TAN (Chin Yong Tan)	Director	March 12, 2012

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 8.        Financial Statements and Supplementary Data

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 included in the accompanying Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

s/s UHY LLP

UHY LLP
Houston, Texas
March 12, 2012

F - 2

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)
	Year Ended December 31,
	2011	2010	2009
NET SALES	$41,021	$31,016	$24,193
Cost of sales	31,727	24,258	20,382
GROSS MARGIN	9,294	6,758	3,811
Technical services and research and development	287	254	200
Selling, general and administrative expenses	4,639	3,701	3,215
(Gain) loss on disposal of assets	(1)	-	35
OPERATING INCOME	4,369	2,803	361
OTHER INCOME (EXPENSES):
Interest expense	(471)	(439)	(556)
Gain (loss) on foreign currency exchange rate	(23)	(60)	59
Other, net	9	-	4
INCOME (LOSS) BEFORE INCOME TAX	3,884	2,304	(132)
Income tax expense	48	16	4
NET INCOME (LOSS)	$3,836	$2,288	$(136)
Less: Preferred Stock Dividends	16	60	60
Basic Income (Loss) Available to Common Shareholders	$3,820	$2,228	$(196)
Plus: 6% Convertible Debenture Interest Expense	87	90	-
Plus: Preferred Stock Dividends	16	-	-
Diluted Income (Loss) Available to Common Shareholders	$3,923	$2,318	$(196)

Income (loss) per common share:
Basic	$1.84	$1.17	$(0.10)
Diluted	$1.21	$0.83	$(0.10)

Weighted average common shares outstanding:
Basic	2,079	1,904	1,891
Diluted	3,235	2,785	1,891

See accompanying notes.
F - 3

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (In thousands)
	Year Ended December 31,
	2011	2010	2009
NET INCOME (LOSS)	$3,836	$2,288	$(136)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment (losses) gains	(713)	1,233	207
Other comprehensive (loss) income , net of tax	(713)	1,233	207
COMPREHENSIVE INCOME	$3,123	$3,521	$71

See accompanying notes.
F - 4

TOR Minerals International, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share amounts)
	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,381	$2,559
Trade accounts receivable, net	4,921	3,888
Inventories	18,673	11,021
Other current assets	832	728
Total current assets	27,807	18,196
PROPERTY, PLANT AND EQUIPMENT, net	20,138	18,952
OTHER ASSETS	22	23
Total Assets	$47,967	$37,171

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,222	$2,544
Accrued expenses	1,754	1,436
Notes payable under lines of credit	2,886	783
Export credit refinancing facility	1,254	264
Current deferred tax liability	46	64
Current maturities - capital leases	28	46
Current maturities of long-term debt - financial institutions	813	533
Current maturities - convertible debentures	91	-
Total current liabilities	10,094	5,670
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	34	18
Long-term debt - financial institutions	2,668	2,847
Long-term debt - convertible debentures, net	1,127	1,176
Deferred tax liability	619	582
Total liabilities	14,542	10,293
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Series A 6% convertible preferred stock $.01 par value: authorized, 5,000 shares; 0 and 200 shares issued and outstanding at 12/31/2011 and 12/31/2010, respectively	-	2
Common stock $.25 par value: authorized, 6,000 shares; 2,400 and 1,934 shares issued and outstanding at 12/31/2011 and 12/31/2010, respectively	2,999	2,416
Additional paid-in capital	28,222	25,363
Accumulated deficit	(1,759)	(5,579)
Accumulated other comprehensive income:
Cumulative translation adjustment	3,963	4,676
Total shareholders' equity	33,425	26,878
Total Liabilities and Shareholders' Equity	$47,967	$37,171

See accompanying notes.
F - 5

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity Years ended December 31, 2011, 2010 and 2009 (In thousands)
					Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2008	200	$2	1,891	$2,363	$24,525	$(7,611)	$3,236	$22,515
Issuance of Common Stock Warrants					423			423
Share based compensation					266			266
Dividends declared - Preferred						(60)		(60)
Net loss						(136)		(136)
Cumulative translation adjustment							207	207
Balance at December 31, 2009	200	$2	1,891	$2,363	$25,214	$(7,807)	$3,443	$23,215
Issuance of Common Stock			28	36	39			75
Exercise of stock options			15	17	28			45
Exercise of warrants					(9)			(9)
Share based compensation					91			91
Dividends declared - Preferred						(60)		(60)
Net income						2,288		2,288
Cumulative translation adjustment							1,233	1,233
Balance at December 31, 2010	200	$2	1,934	$2,416	$25,363	$(5,579)	$4,676	$26,878
Conversion of preferred stock to common stock	(200)	(2)	111	138	(136)			-
Conversion of debentures to common stock			9	12	13			25
Exercise of stock options			31	39	168			207
Exercise of warrants			315	394	2,756			3,150
Share based compensation					58			58
Dividends declared - Preferred						(16)		(16)
Net income						3,836		3,836
Cumulative translation adjustment							(713)	(713)
Balance at December 31, 2011	-	$-	2,400	$2,999	$28,222	$(1,759)	$3,963	$33,425

See accompanying notes.
F - 6

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$3,836	$2,288	$(136)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,078	1,903	1,812
(Gain) loss on disposal of assets	(1)	-	35
Share-based compensation	59	91	266
Warrant interest expense	67	70	44
Deferred income taxes	(9)	9	4
Provision for bad debts	-	23	(61)
Changes in working capital:
Trade accounts receivables	(1,081)	(545)	(762)
Inventories	(7,845)	(1,449)	2,807
Other current assets	(116)	(179)	(91)
Accounts payable and accrued expenses	1,094	1,457	(1,428)
Net cash (used in) provided by operating activities	(1,918)	3,668	2,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,535)	(1,645)	(922)
Proceeds from sales of property, plant and equipment	2	18	-
Net cash used in investing activities	(3,533)	(1,627)	(922)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	2,087	(2,449)	1,120
Net proceeds from (payments on) export credit refinancing facility	997	264	(1,471)
Proceeds from capital lease	11	19	69
Payments on capital lease	(11)	(137)	(111)
Proceeds from long-term bank debt	972	2,000	-
Payments on long-term bank debt	(790)	(470)	(1,604)
Proceeds from convertible debentures	-	-	1,500
Loan origination (costs) payments	-	33	(15)
Proceeds from the issuance of common stock and exercise of common stock options	3,356	96	-
Preferred stock dividends paid	(31)	(60)	(60)
Net cash provided by (used in) financing activities	6,591	(704)	(572)
Effect of exchange rate fluctuations on cash and cash equivalents	(318)	220	(185)
Net increase in cash and cash equivalents	822	1,557	811
Cash and cash equivalents at beginning of year	2,559	1,002	191
Cash and cash equivalents at end of year	$3,381	$2,559	$1,002

Supplemental cash flow disclosures:
Interest paid	$471	$439	$556
Income taxes paid	$7	$7	$3
Non-cash financing activities
Conversion of debenture	$25	$25	$-

See accompanying notes. F - 7

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

1.	Summary of Significant Accounting Policies

 Business Description

TOR Minerals International, Inc. and Subsidiaries (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, catalysts and solid surface applications.  The Company's global headquarters and U.S. manufacturing plant are located in Corpus Christi, Texas ("TOR U.S." or "U.S. Operation").  The Asian Operation, TOR Minerals Malaysia, Sdn. Bhd. ("TMM"), is located in Ipoh, Malaysia, and the European Operation, TOR Processing and Trade, BV ("TPT"), is located in Hattem, The Netherlands.

Basis of Presentation and Use of Estimates

The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries, TMM and TPT.  All significant intercompany transactions and balances are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheets.  As of December 31, 2011 and 2010, the cumulative translation adjustment included on the Consolidated Balance Sheets totaled $2,367,000 and $2,816,000, respectively.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2011 and 2010, the cumulative translation adjustment included on the Consolidated Balance Sheets totaled $1,596,000 and $1,860,000, respectively.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of consolidated assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period.  Actual results could differ from these estimates.

F - 8

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Cash and Cash Equivalents:  The Company considers all highly liquid investments readily convertible to known cash amounts and with a maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable:  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2011 and 2010, we maintained a reserve for doubtful accounts of approximately $87,000 and $97,000, respectively.  The increase in the allowance for doubtful accounts was primarily related to the global economic conditions and its effects on the collectability of customer balances.

Foreign Currency:  Results of operations for the Company's foreign operations, TMM and TPT, are translated from the designated functional currency to the U.S. Dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date.  Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income (loss), net of income tax.  The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings.

Inventories:  Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method.  The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  At December 31, 2011 and 2010, we maintained a reserve for obsolescence and unmarketable inventory of approximately $264,000 and $348,000, respectively.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2011 and 2010, the Company recorded approximately $103,000 and $671,000, respectively, related to idle facility expense primarily at the Malaysian operations.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for an alternative source, this could result in our inability to produce HITOX, which accounted for approximately 43%, 39% and 42% of our sales for the years ended December 31, 2011, 2010 and 2009, respectively.

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

F - 9

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Valuation of Long-Lived Assets:  The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2011.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

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

Earnings Per Share:  Basic earnings per share are based on the weighted average number of shares outstanding and exclude any dilutive effects of options, warrants, debentures and/or convertible preferred stock.  Diluted earnings per share reflect the effect of all dilutive items.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2008 through December 31, 2011.  Our state returns, which are filed in Texas and Ohio, are subject to examination for the tax years ended December 31, 2008 through December 31, 2011.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years ended December 31, 2006 through December 31, 2011.

As of January 1, 2011, we did not have any unrecognized tax benefits and there was no change during the twelve month period ended December 31, 2011.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the twelve month period ended December 31, 2011.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

F - 10

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Derivatives and Hedging Activities:  The Company records the fair value of all outstanding derivative instruments on the Consolidated Balance Sheets in other current assets and current liabilities.  Derivatives are held as part of a formally documented risk management (hedging) program.  All derivatives are straightforward and are held for purposes other than trading.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  Changes in the fair value of derivatives are recorded in current earnings along with the change in fair value of the underlying hedged item if the derivative is designated as a fair value hedge or in other comprehensive income (loss) if the derivative is designated as a cash flow hedge.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  The Company has utilized natural gas forward contracts to hedge a portion of its U.S. Operation's natural gas needs and has utilized foreign currency forward contracts at both the U.S. and Asian Operations to hedge a portion of its foreign currency risk.  (See Note 14, Derivatives and Other Financial Instruments).

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

Share Based Compensation:  The Company calculates share based compensation using the Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the twelve-month periods ended December 31, 2011, 2010 and 2009, we recorded $59,000, $91,000 and $266,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

Subsequent Events:  The Company evaluated all activity of TOR through the issue date of the consolidated financial statements, and concluded that all subsequent events that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements have been incorporated into this Annual Report on Form 10-K.

F - 11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

2.	Debt and Notes Payable

Long-term Debt - Financial Institutions

Following is a summary of our long-term debt to financial institutions:

(In thousands)	December 31,
	2011	2010
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at December 31, 2011, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,680	$2,000
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at December 31, 2011, due April 1, 2013, secured by a Caterpillar front-end loader.	35	60
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at December 31, 2011, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€318)	413	485
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at December 31, 2011, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€318)	412	482
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at December 31, 2011, due July 31, 2015, secured by TPT's assets. (€158)	205	312
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at December 31, 2011, due July 5, 2014, secured by TPT's assets. (€568)	736	-
U.S. Dollar term note payable to a Malaysian bank which matured May 30, 2011.	-	41
Total	3,481	3,380
Less current maturities	813	533
Total long-term debt and notes payable - financial institutions	$2,668	$2,847

United States Operation

U.S. Credit Agreement and Term Loan

On December 31, 2010, the Company entered into a new U.S. Credit Agreement (the "Agreement") with American Bank, N.A. (the "Lender").  The Agreement consists of the following:

•          a $1 million line of credit (the "Line"), which matures July 1, 2012.  The amount which the Company is entitled to borrow from time to time under the Line is subject to a borrowing base based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Price Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At December 31, 2011, the Company had no outstanding funds borrowed on the Line; and

•          a $2 million term loan, which matures December 31, 2015.  The term loan bears interest at a fixed rate of 6.65% per annum.  Monthly principal and interest payments commenced on February 1, 2011.  The monthly principal and interest payment are $39,272.97.   At December 31, 2011, the balance on the term loan was $1,680,000.

F - 12

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

On March 1, 2012, the Company entered into the first amendment to the Agreement with the Lender.  Under the terms of the amendment, the Line was extended from July 1, 2012 to October 15, 2013.  In addition, the Line was increased from $1,000,000 to $2,000,000.

The Agreement is secured by certain assets of the Company which are located in the United States or which arise from the Company's operations in the United States.  Collateral under the Agreement does not include the Company's ownership or other interests in TMM and TPT, any assets or operations of either TMM or TPT or any proceeds thereof.

The Agreement includes various customary covenants, limitations and events of default.  Under the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At December 31, 2011, the ratio of cash flow to debt service was 5.80 to 1.0.

The Agreement also includes certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness, becoming a guarantor or surety, making loans or advances to other parties, except trade credit extended in the normal course of business, or changing the President or Board of Directors of the Company without the Lender's written consent.

Borrowing under the Agreement may be used to support working capital requirements and for general corporate purposes.

Six-percent Convertible Subordinated Debentures

As reported in the Company's Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company's Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the "Debentures") for the purpose of refinancing, in whole or in part, its debt to the Bank and for general corporate purposes.  Under the current authorization, the Company received, $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of which are directors of the Company and another of which is a greater than 5% shareholder.  At December 31, 2011, a balance of $1,450,000 remained outstanding on the Debentures.

Other Term Loans

On March 31, 2008, the Company entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  Monthly principal and interest payments commenced on May 1, 2008, and will continue through April 1, 2013.  The monthly principal and interest payment is $2,275.  The loan balance at December 31, 2011 was $35,000.

F - 13

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

European Operation

On July 5, 2011, TPT entered into a three year term loan in the amount of €700,000 with a fixed interest rate of 4.25%.  The loan proceeds will be used to fund the plant expansion and is secured by TPT's assets.  Monthly principal and interest payments began on August 5, 2011 and continue through July 5, 2014.  The monthly principal payment is €19,444 ($25,195) and the loan balance at December 31, 2011 was €568,000 ($736,000).  The loan is secured by TPT's production equipment.

On March 20, 2007, TPT entered into a short-term credit facility (the "Credit Facility") with Rabobank which increased TPT's line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 4.191%), is secured by TPT's accounts receivable and inventory.  At December 31, 2011, TPT had utilized €544,000 ($705,000) of its short-term credit facility.

On July 7, 2004, TPT entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of €485,000, will be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000, was used for the expansion of TPT's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616.  The loan balance at December 31, 2011 and 2010 was €319,000 and €362,000, respectively ($413,000 and $485,000, respectively).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT's existing production facility.  The Second Mortgage, in the amount of €470,000, will be repaid over 25 years with interest fixed at 4.6% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.6%, effective January 3, 2010, for a period of three years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566.  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2011 and 2010 was €318,000 and €360,000, respectively ($412,000 and $482,000, respectively).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of €500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.05%, effective July 19, 2010, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is €4,167.  The loan is secured by TPT's assets.  The loan balance at December 31, 2011 and 2010 was €158,000 and €233,000, respectively ($205,000 and $312,000, respectively).

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

F - 14

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Asian Operation

On June 27, 2011, TMM amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC") to extend the maturity date from April 30, 2011 to April 30, 2012.  The HSBC facility includes the following in Malaysian Ringgits ("RM"):  (1) overdraft of RM 500,000; (2) an import/export line ("ECR") of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($158,000, $2,038,000 and $1,578,000, respectively).

On March 2, 2012, TMM amended their banking facility with HSBC to include a new Term Loan in the amount of RM 3,500,000 ($1,125,000) for the purpose of upgrading the operation's synthetic rutile production process.  Under the terms of the facility, the loan will be paid in 35 equal monthly installments of RM 97,223 (excluding interest) and a final installment of RM 97,195 or approximately $31,261 and $31,252, respectively, commencing one month after full drawdown or 18 months after initial drawdown, whichever is earlier.  The interest rate will be 2.00% above prime and will be payable monthly.

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad ("RHB") to extend the maturity date to April 30, 2012.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($316,000, $2,935,000, $379,000 and $7,889,000, respectively).  At December 31, 2011, TMM had an outstanding balance of RM 6,911,000 ($2,181,000) outstanding on the foreign exchange contract line of credit at an interest rate of 2.8%.  The balance matures on April 30, 2012.

On May 30, 2008, TMM entered into a U.S. Dollar term loan with RHB to fund the completion of its new powder processing facility.  The loan, in the amount of $292,000, will be repaid over a period of 36 months with an interest rate of 0.75% above the RHB prime.  The loan matured on May 30, 2011.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers' and inter-company shipments.  At December 31, 2011, the outstanding balance on the ECR facilities was RM 3,975,000 ($1,254,000) at a current interest rate of 4.25%.

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

F - 15

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

 Liquidity

Management believes that it has adequate liquidity for fiscal year 2012 and expects to maintain compliance with all financial covenants throughout 2012.

The following is a summary of maturities of long-term debt to financial institutions as of December 31, 2011:

Years Ending December 31,
(In thousands)
2012	$813
2013	821
2014	669
2015	512
2016	87
Thereafter	578
Total	$3,481

3.	Fair Value Measurements

The following table presents the Company's financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of December 31, 2011.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at December 31, 2011.

	Balance at December 31, 2011
(In thousands)	Quoted Prices in Active Markets for Identical Items Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Asset for foreign currency derivative financial instruments (including forward contracts)	$-	$16	$-
	Balance at December 31, 2010
	Level 1	Level 2	Level 3
Asset for foreign currency derivative financial instruments (including forward contracts)	$-	$11	$-

Our foreign currency derivative financial instruments mitigate foreign exchange risks and include forward contracts.

F - 16

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

	December 31, 2011		December 31, 2010
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,481	$3,391	$3,380	$3,286
Long-term debt - convertible debentures	1,450	1,436	1,475	1,424
	$4,931	$4,827	$4,855	$4,710

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair value due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

4.	Series A 6% Convertible Preferred Stock Dividend

On December 6, 2011, we declared a dividend, in the amount of $375, for the quarterly period ending December 31, 2011, payable on January 1, 2012, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2011.  Dividends declared on the Series A Convertible Preferred Stock totaled $16,000 and $60,000, respectively, in 2011 and 2010.  At December 31, 2011, all holders of the Company's Series A Convertible Preferred Stock had converted their preferred stock to shares of the Company's Common Stock.

5.	Capital Leases

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2011 was approximately $16,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at December 31, 2011 was $7,000.

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2011 was approximately $11,000.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at December 31, 2011 was $10,000.

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of €38,360, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2011 was not significant.  The capital lease is in the amount of €41,256 including interest of €2,896 (implicit interest rate 4.786%).  The lease term is 36 months with equal monthly installments of €1,146 ($1,485).  The net present value of the lease at December 31, 2011 was €34,570 ($45,000).

F - 17

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following table sets forth the minimum future lease payments (in thousands) under these leases as of December 31, 2011 until maturity:

Year Ending December 31,	Amount
2012	$28
2013	23
2014	15
Total minimum lease payments	66
Less: Amount representing executory costs	-
Net minimum lease payments	66
Less: Amount representing interest	(4)
Present value of net minimum lease payments	62
Less: Current maturities of capital lease obligations	(28)
Long-term capital lease obligations	$34

6.	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2011	2010
Raw materials	$13,170	$6,337
Work in progress	1,709	1,343
Finished goods	3,254	2,895
Supplies	804	794
Total Inventories	18,937	11,369
Inventory reserve	(264)	(348)
Net Inventories	$18,673	$11,021

Inventory is stated at the lower of cost or market, including adjustments for inventory expected to be sold below cost as a result of damage, deterioration, obsolescence or pricing factors.  At December 31, 2011 and 2010, we maintained a reserve for obsolescence and unmarketable inventory of approximately $264,000 and $348,000, respectively.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2011 and 2010, the Company recorded approximately $103,000 and $671,000, respectively, related to idle facility expense primarily at the U.S. and Malaysian operations.

F - 18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

7.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2011	2010
Land and office buildings	39 years	$3,282	$3,309
Production facilities	10 - 20 years	8,185	8,018
Machinery and equipment	3 - 15 years	27,672	27,735
Furniture and fixtures	3 - 20 years	1,274	1,185
Total		40,413	40,247
Less accumulated depreciation		(23,698)	(22,085)
Property, plant and equipment, net		16,715	18,162
Construction in progress		3,423	790
		$20,138	$18,952

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ended December 31, 2011, 2010 and 2009 were $2,078,000, $1,903,000 and $1,812,000, respectively.

F - 19

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

For the twelve-month period ended December 31, 2011, the U.S. operation received approximately 23% of its total third party sales revenue from a single customer.  The European operation received approximately 30% of its total third party sales revenue from two customers (11% and 11%); and, the Asian operation received approximately 21% of its total third party sales revenue from a single customer.  One customer, BASF Corporation, represented 14% of the 2011 total consolidated sales.

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

The Company's principal product, HITOX, accounted for approximately 43%, 39% and 42% of net consolidated sales in 2011 , 2010 and 2009, respectively.

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the U.S. represented 49%, 52% and 59% for the years ended December 31, 2011, 2010 and 2009, respectively.

No individual foreign country accounted for 10% or more of foreign sales in 2011, 2010 or 2009.

Approximately 32% of the Company's employees are represented by an in-house collective bargaining agreement.

F - 20

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

A summary of the Company's manufacturing operations by geographic area is presented below:

(In thousands)	United States (Corpus Christi)		Netherlands (TP&T)		Malaysia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2011
Net Sales:
Customer sales	$24,560		$10,347		$6,114	$-	$41,021
Intercompany sales	463		3,385		8,487	(12,335)	-
Total Net Sales	$25,023		$13,732		$14,601	$(12,335)	$41,021
Share based compensation	$59	$		$		$-	$59
Depreciation	$740		$571		$767	$-	$2,078
Interest expense	$280		$144		$47	$-	$471
Income tax expense (benefit)	$8		$24		$21	$(5)	$48
Location profit (loss)	$1,910		$1,064		$882	$(20)	$3,836
Capital expenditures	$591		$2,445		$499	$-	$3,535
Location long-lived assets	$4,875		$7,819		$7,444	$-	$20,138
Location assets	$17,050		$10,026		$20,891	$-	$47,967
December 31, 2010
Net Sales:
Customer sales	$19,580		$8,351		$3,085	$-	$31,016
Intercompany sales	98		2,424		5,628	(8,150)	-
Total Net Sales	$19,678		$10,775		$8,713	$(8,150)	$31,016
Share based compensation	$91	$		$		$-	$91
Depreciation	$685		$511		$707	$-	$1,903
Interest expense	$247		$177		$15	$-	$439
Income tax expense	$7		$-		$9	$-	$16
Location profit (loss)	$1,222		$1,032		$(55)	$89	$2,288
Capital expenditures	$800		$827		$18	$-	$1,645
Location long-lived assets	$5,024		$6,087		$7,841	$-	$18,952
Location assets	$13,600		$8,096		$15,475	$-	$37,171
December 31, 2009
Net Sales:
Customer sales	$16,518		$5,646		$2,029	$-	$24,193
Intercompany sales	6		2,432		2,984	(5,422)	-
Total Net Sales	$16,524		$8,078		$5,013	$(5,422)	$24,193
Share based compensation	$266		$-		$-	$-	$266
Depreciation	$584		$531		$697	$-	$1,812
Interest expense	$267		$228		$61	$-	$556
Income tax expense	$3		$-		$1	$-	$4
Location (loss) profit	$(219)		$94		$(72)	$61	$(136)
Capital expenditures	$815		$44		$63	$-	$922
Location long-lived assets	$4,908		$6,186		$7,706	$-	$18,800
Location assets	$11,323		$7,852		$13,701	$-	$32,876

F - 21

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

9.	Quarterly Data (Unaudited)
TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	2011
(In thousands, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$9,585	$10,489	$11,401	$9,546	$41,021
Cost of sales	7,494	8,183	9,026	7,024	31,727
GROSS MARGIN	2,091	2,306	2,375	2,522	9,294
Technical services and research and development	66	66	74	81	287
Selling, general and administrative expenses	1,159	1,065	1,098	1,317	4,639
Gain on disposal of assets	-	-	-	(1)	(1)
OPERATING INCOME	866	1,175	1,203	1,125	4,369
OTHER INCOME (EXPENSES):
Interest expense	(96)	(101)	(139)	(135)	(471)
(Loss) gain on foreign currency exchange rate	(48)	(9)	63	(29)	(23)
Other, net	-	7	-	2	9
INCOME BEFORE INCOME TAX	722	1,072	1,127	963	3,884
Income tax expense (benefit)	47	91	60	(150)	48
NET INCOME	$675	$981	$1,067	$1,113	$3,836
Less: Preferred Stock Dividends	15	-	-	1	16
Basic Income Available to Common Shareholders	$660	$981	$1,067	$1,112	$3,820
Plus: 6% Convertible Debenture Interest Expense	22	22	22	21	87
Plus: Preferred Stock Dividends	15	-	-	1	16
Diluted Income Available to Common Shareholders	$697	$1,003	$1,089	$1,134	$3,923

Income per common share:
Basic	$0.34	$0.47	$0.50	$0.51	$1.84
Diluted	$0.22	$0.30	$0.33	$0.35	$1.21
Weighted average common shares outstanding:
Basic	1,941	2,091	2,122	2,160	2,079
Diluted	3,149	3,293	3,264	3,239	3,235

F - 22

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

9.	Quarterly Data (Unaudited) - Continued
TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	2010
(In thousands, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$6,856	$7,928	$7,543	$8,689	$31,016
Cost of sales	5,206	6,325	6,234	6,493	24,258
GROSS MARGIN	1,650	1,603	1,309	2,196	6,758
Technical services and research and development	57	61	66	70	254
Selling, general and administrative expenses	849	971	846	1,035	3,701
OPERATING INCOME	744	571	397	1,091	2,803
OTHER INCOME (EXPENSES):
Interest expense	(121)	(112)	(110)	(96)	(439)
(Loss) gain on foreign currency exchange rate	(28)	34	(53)	(13)	(60)
INCOME BEFORE INCOME TAX	595	493	234	982	2,304
Income tax expense (benefit)	11	23	(2)	(16)	16
NET INCOME	$584	$470	$236	$998	$2,288
Less: Preferred Stock Dividends	15	15	15	15	60
Basic Income Available to Common Shareholders	$569	$455	$221	$983	$2,228
Plus: 6% Convertible Debenture Interest Expense	22	23	22	23	90
Diluted Income Available to Common Shareholders	$591	$478	$243	$1,006	$2,318

Income per common share:
Basic	$0.30	$0.24	$0.12	$0.51	$1.17
Diluted	$0.23	$0.17	$0.09	$0.35	$0.83
Weighted average common shares outstanding:
Basic	1,891	1,897	1,908	1,921	1,904
Diluted	2,611	2,813	2,822	2,892	2,785

F - 23

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

10.	Calculation of Basic and Diluted Earnings per Share
(in thousands, except per share amounts)	Year Ended December 31,
	2011	2010	2009
Numerator:
Net Income (Loss)	$3,836	$2,288	$(136)
Preferred stock dividends	(16)	(60)	(60)
Numerator for basic earnings per share - income (loss) available to common shareholders	3,820	2,228	(196)
Effect of dilutive securities:	87	90	-
Numerator for diluted earnings per share - income (loss) available to common shareholders after assumed conversions	$3,907	$2,318	$(196)

Denominator:
Denominator for basic earnings per share - weighted-average shares	2,079	1,904	1,891
Effect of dilutive securities
Employee stock options	35	13	-
Warrants	533	302	-
6% Convertible Debentures	551	566	-
Preferred stock	37	-	-
Dilutive potential common shares	1,119	881	-
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	3,235	2,785	1,891

Basic earnings per common share:
Net Income (Loss)	$1.84	$1.17	$(0.10)

Diluted earnings per common share:
Net Income (Loss)	$1.21	$0.83	$(0.10)

Excluded from the calculation of diluted earnings per share were a total of 111,111 common shares issuable upon conversion of the 200,000 convertible preferred shares for the years ended December 31, 2010 and 2009.  The convertible preferred shares were not included in the computation of diluted earnings per share as the conversion price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. .  For the year ended December 31, 2011, there were no convertible preferred shares excluded from the calculation of diluted earnings per share as all were converted to common stock during 2011.

For the year ended December 31, 2009, a total of 566,040 convertible debentures were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  For the years ended December 31, 2011 and 2010, there were no convertible debentures excluded from the calculation of diluted earnings per share.

A total of 881,040 warrants were excluded from the calculation of diluted earnings per share for the years ended December 31, 2009 as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  For the years ended December 31, 2011 and 2010, there were no warrants excluded from the calculation of diluted earnings per share.

F - 24

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

For the years ended December 31, 2011, 2010 and 2009, stock options excluded from diluted earnings per share were 24,320, 151,985 and 224,782, respectively.  The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

11.	Income Taxes

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Our U.S. operation had deferred tax assets related to NOL carryforwards of $591,000 and at December 31, 2011, we maintained a valuation allowance of approximately 43% due to uncertainties as to the Company's ability to utilize this deferred tax asset.

At December 31, 2011, 2010 and 2009, we had federal net operating loss ("NOL") carryforwards of approximately $1,738,000, $3,680,000, and $4,200,000, respectively.  The U.S. NOL carryforward will expire from 2018 to 2029.

TPT, our European operation, had NOL carryforwards at December 31, 2010 and 2009 of approximately $867,000 and $1,913,000, respectively.  The remaining balance of TPT's NOL was fully utilized during the twelve month period ended December 31, 2011.

Our Asian operation, TMM, had NOL carryforwards of approximately $3,661,000, $4,530,000 and $3,842,000, at December 31, 2011, 2010 and 2009, respectively.  Because these foreign NOL carryforwards have an indefinite carry forward period, we have determined that it is not necessary to provide a valuation allowance for this NOL carryforward.

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

Components of Pretax Income (Loss)					Year Ended December 31,
(In thousands)					2011		2010		2009
Domestic					$1,918		$1,228		$(217)
Foreign					1,966		1,075		85
Pretax income (loss)					$3,884		$2,303		$(132)
	Components of Income Tax Expense
	Year Ended December 31,
	2011			2010			2009
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$-	$-	$-	$-	$-	$-	$-	$-
State	8	-	8	7	-	7	3	-	3
Foreign	21	19	40	-	9	9	-	1	1
Total Income Tax Expense	$29	$19	$48	$7	$9	$16	$3	$1	$4

F - 25

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Year Ended December 31,
(In thousands)	2011	2010	2009
Expense (benefit) computed at statutory rate	$1,321	$783	$(44)
Change in valuation allowance - Domestic	(684)	(451)	(21)
Change in valuation allowance - Foreign	(200)	(267)	(24)
Effect of items deductible for book not tax, net
Option compensation	20	31	90
Other	(171)	(42)	8
Effect of foreign tax rate differential	(243)	(43)	(7)
State income taxes, net of Federal benefit	5	5	2
	$48	$16	$4

Significant Components of Deferred Taxes	Year Ended December 31,
(In thousands)	2011	2010
Deferred Tax Assets:
Net operating loss carryforwards - Domestic	$591	$1,250
Net operating loss carryforwards - Foreign	915	1,340
PP&E - Foreign	10	10
Intercompany profit	17	12
Alternative minimum tax credit carryforwards	65	65
Domestic reserves	17	17
Unrealized foreign currency losses - Domestic	19	14
Other deferred assets	20	20
	1,654	2,728
Valuation allowance	(259)	(1,150)
Total deferred tax assets	$1,395	$1,578

Deferred Tax Liabilities:
PP&E - Domestic	628	598
PP&E - Foreign	1,405	1,598
Unrealized gain on derivatives	22	23
Other	5	5
Total deferred tax liabilities	2,060	2,224
Net deferred tax liability	$(665)	$(646)
F - 26

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

12.	Stock Options

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the "Plan") for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 23, 2008, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased to 250,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2018.  At December 31, 2011, there were 167,983 options outstanding, 72,359 exercised and 9,658 available for future issuance under the Plan.

For the twelve-month periods ended December 31, 2011, 2010 and 2009, the Company recorded $59,000, $91,000 and $266,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

The Company granted options to purchase 23,500, 23,404 and 27,500 shares of common stock during the twelve-month periods ended December 31, 2011, 2010 and 2009, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2011, 2010 and 2009 was $8.98, $3.89 and $2.70, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2011	2010	2009
Risk-free interest rate	2.78%	1.20%	3.17%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.68	0.79	0.73
Expected term (in years)	5.00	3.00	7.00

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

F - 27

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at December 31, 2008	225,782	148,720	$13.00	$4.60	-	$30.55
Granted		27,500	$2.70	$1.75	-	$2.90
Forfeited or expired	(1,000)	(2,000)	$8.70	$2.90	-	$14.60
Balances at December 31, 2009	224,782	174,220	$11.20	$4.60	-	$30.55
Granted		23,404	$7.52	$7.50	-	$7.63
Exercised	(14,539)	(14,539)	$3.17	$2.70	-	$7.50
Forfeited or expired	(1,600)	(7,600)	$10.31	$2.90	-	$11.25
Balances at December 31, 2010	208,643	175,485	$11.39	$1.75	-	$30.55
Granted		23,500	$13.46	$12.96	-	$16.33
Exercised	(31,002)	(31,002)	$6.65	$1.75	-	$13.80
Balances at December 31, 2011	177,641	167,983	$12.53	$1.75	-	$30.55

The number of shares of common stock underlying options exercisable at December 31, 2011, 2010 and 2009 was 147,983, 175,485and 174,220, respectively.  The weighted-average remaining contractual life of those options is 4.5 years.  Exercise prices on options outstanding at December 31, 2011, ranged from $1.75 to $30.55 per share as noted in the following table.

Options Outstanding
2011	2010	2009	Range of Exercise Prices
22,861	46,245	39,480	$ 1.75 - $ 9.99
120,802	108,180	113,680	$ 10.00 - $ 14.99
3,620	120	120	$ 15.00 - $ 19.99
12,800	12,800	12,800	$ 20.00 - $ 24.99
2,500	2,740	2,740	$ 25.00 - $ 29.99
5,400	5,400	5,400	$ 30.00 - $ 30.55
167,983	175,485	174,220

As of December 31, 2011, there was approximately $152,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 4.07 years.

As most options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

F - 28

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

13.	Profit Sharing Plan

The Company has a profit sharing plan that covers the U.S. employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2011, 2010 and 2009, there were no contributions to the plan.

The Company also offers U.S. employees a 401(k) savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2011, 2010 and 2009 were approximately $57,000, $42,000 and $35,000, respectively.

14.	Derivatives and Other Financial Instruments

The Company has exposure to certain risks relating to its ongoing business operations, including financial, market, political and economic risks.  The following discussion provides information regarding our exposure to the risks of changing foreign currency exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  The foreign exchange contracts are used to mitigate uncertainty and volatility, and to cover underlying exposures.

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

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our consolidated balance sheet:

(In thousands)
Asset Derivatives
Derivative Instrument	Location	December 31, 2011	December 31, 2010
Foreign Currency Exchange Contracts	Other Current Assets	$16	$11
		$16	$11
F - 29

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The following table summarizes the impact of the Company's derivatives on the consolidated financial statements of operations for the three and twelve month periods ended December 31, 2011 and 2010:

(In thousands)		Amount of Gain (Loss) Recognized in Operations
	Location of Gain	Three Months Ended		Twelve Months Ended
Derivative	(Loss) on Derivative	December 31,		December 31,
Instrument	Instrument	2011	2010	2011	2010
Foreign Currency Exchange Contracts	Other Income (Expense): (Gain) loss on foreign currency exchange rate	$16	$11	$(69)	$154
		$16	$11	$(69)	$154

15.	Commitments and Contingencies

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

Minimum future rental payments under this and other immaterial leases as of December 31, 2011 for the next five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2012	$63
2013	63
2014	61
2015	54
2016	54
Thereafter	623
Total minimum lease payments	$918

Rent expense under these leases was approximately $63,000, $276,000 and $321,000 for the years ended 2011, 2010 and 2009, respectively.

Contingencies

There are claims arising in the normal course of business that are pending against the Company.  While it is not feasible to predict or determine the outcome of any case, it is the opinion of management that the ultimate dispositions will have no material effect on the consolidated financial statements of the Company.

The Company believes that it is in compliance with all applicable federal, state and local laws and regulations relating to the discharge of substances into the environment, and it does not expect that any material expenditure for environmental control facilities will be necessary in order to continue such compliance.

F - 30

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2011, 2010 and 2009

16.	Significant Customers

For the years ended December 31, 2011, 2010 and 2009, one customer, BASF, accounted for approximately 14.0%, 13.3% and 18.2%, respectively, of our total consolidated sales revenue.

17.	Foreign Customer Sales

Revenues from sales to customers located outside the U.S. for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Canada, Mexico & South/Central America	$4,187	$3,401	$2,115
Pacific Rim	6,321	3,177	1,933
Europe, Africa & Middle East	10,272	8,456	5,754
Total Sales	$20,780	$15,034	$9,802

18.	Sales by Product

Revenues from sales by product for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

Product	2011		2010		2009
HITOX	$17,538	43%	$12,080	39%	$10,111	42%
ALUPREM	14,368	35%	11,608	37%	9,450	39%
BARTEX	4,092	10%	3,761	12%	2,601	11%
HALTEX / OPTILOAD	3,093	7%	2,634	9%	1,646	7%
TIOPREM	1,460	4%	515	2%	12	<1%
OTHER	470	1%	418	1%	373	1%
Total	$41,021	100%	$31,016	100%	$24,193	100%
F - 31