Form 10-Q
period 2012-03-31
TOR MINERALS INTERNATIONAL INC
filed 2012-05-03
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of May 3, 2012 2,956,915

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Income -- Three months ended March 31, 2012 and 2011	3
	Condensed Consolidated Statements of Comprehensive Income -- Three months ended March 31, 2012 and 2011	4
	Condensed Consolidated Balance Sheets -- March 31, 2012 and December 31, 2011	5
	Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2012 and 2011	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	26

Part II - Other Information

Item 4.	Mine Safety Disclosure	27

Item 6.	Exhibits	27

Signatures		27

Forward Looking Information

Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of TOR Minerals International, Inc. (the “Company”).  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in market price for TiO2 pigments, changes in foreign currency exchange rates, increases in the price of energy and raw materials, such as ilmenite, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filings with the Securities and Exchange Commission.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
NET SALES	$12,808	$9,585
Cost of sales	9,618	7,494
GROSS MARGIN	3,190	2,091
Technical services and research and development	82	66
Selling, general and administrative expenses	1,224	1,159
OPERATING INCOME	1,884	866
OTHER EXPENSE:
Interest expense	(142)	(96)
Gain (loss) on foreign currency exchange rate	23	(48)
INCOME BEFORE INCOME TAX	1,765	722
Income tax expense	369	47
NET INCOME	$1,396	$675
Less: Preferred Stock Dividends	-	15
Basic Income Available to Common Shareholders	$1,396	$660
Plus: 6% Convertible Debenture Interest Expense	22	22
Plus: Preferred Stock Dividends	-	15
Diluted Income Available to Common Shareholders	$1,418	$697

Income per common share:
Basic	$0.58	$0.34
Diluted	$0.41	$0.22

Weighted average common shares outstanding:
Basic	2,402	1,941
Diluted	3,439	3,149

See accompanying notes.

                                                                                                                3

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
NET INCOME	$1,396	$675
OTHER COMPREHENSIVE INCOME, net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain	708	605
Other comprehensive income, net of tax	708	605
COMPREHENSIVE INCOME	$2,104	$1,280

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,886	$3,381
Trade accounts receivable, net	6,030	4,921
Inventories	20,697	18,673
Other current assets	992	832
Total current assets	30,605	27,807
PROPERTY, PLANT AND EQUIPMENT, net	21,403	20,138
OTHER ASSETS	23	22
Total Assets	$52,031	$47,967

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,930	$3,222
Accrued expenses	3,215	1,754
Notes payable under lines of credit	1,439	2,886
Export credit refinancing facility	2,457	1,254
Current deferred tax liability	50	46
Current maturities - capital leases	93	28
Current maturities of long-term debt – financial institutions	832	813
Current maturities of long-term debt – convertible debentures	91	91
Total current liabilities	12,107	10,094
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	27	34
Long-term debt – financial institutions	2,497	2,668
Long-term debt – convertible debentures, net	1,144	1,127
DEFERRED TAX LIABILITY	637	619
Total liabilities	16,412	14,542
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 2,407 and 2,400 shares issued and outstanding at 3/31/2012 and 12/31/2011, respectively	3,009	2,999
Additional paid-in capital	28,302	28,222
Accumulated deficit	(363)	(1,759)
Accumulated other comprehensive income:
Cumulative translation adjustment	4,671	3,963
Total shareholders' equity	35,619	33,425
Total Liabilities and Shareholders' Equity	$52,031	$47,967

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,396	$675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	540	499
Share-based compensation	6	2
Warrant interest expense	17	17
Deferred income taxes	5	41
Changes in working capital:
Trade accounts receivables	(1,031)	(897)
Inventories	(1,588)	(290)
Other current assets	(142)	(186)
Accounts payable and accrued expenses	2,043	603
Net cash provided by operating activities	1,246	464

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,315)	(513)
Net cash used in investing activities	(1,315)	(513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lines of credit	(1,543)	(317)
Net proceeds from (payments on) export credit refinancing facility	1,159	(235)
Net proceeds from (payments on) capital leases	57	(25)
Payments on long-term bank debt	(204)	(122)
Proceeds from the issuance of common stock, and exercise of common stock options	83	534
Preferred stock dividends paid	-	(15)
Net cash used in financing activities	(448)	(180)
Effect of exchange rate fluctuations on cash and cash equivalents	22	66
Net decrease in cash and cash equivalents	(495)	(163)
Cash and cash equivalents at beginning of year	3,381	2,559
Cash and cash equivalents at end of period	$2,886	$2,396

Supplemental cash flow disclosures:
Interest paid	$140	$96
Non-cash financing activities:
Conversion of debentures	$-	$25

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, in our Annual Report on Form 10-K filed with the SEC on March 12, 2012.  Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results for the year ending December 31, 2012.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal and state income tax expense of approximately $296,000 and $2,000, respectively, and foreign deferred tax expense of approximately $71,000 for the three month period ended March 31, 2012, compared to federal and state income tax expense of approximately $5,000 and $1,000, respectively, and foreign deferred tax expense of approximately $41,000 for the same three month period in 2011.  Taxes are based on an estimated annualized consolidated effective rate of 20.9% for the year ended December 31, 2012.

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

As of January 1, 2012, we did not have any unrecognized tax benefits and there was no change during the three month period ended March 31, 2012.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the three month period ended March 31, 2012.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Recently Adopted and Recently Issued Accounting Standards

The Company reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	March 31,	December 31,
	2012	2011
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at March 31, 2012, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,589	$1,680
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at March 31, 2012, due April 1, 2013, secured by a Caterpillar front-end loader.	29	35
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at March 31, 2012, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€314)	418	413
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at March 31, 2012, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€313)	418	412
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at March 31, 2012, due July 31, 2015, secured by TPT's assets. (€146)	195	205
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at March 31, 2012, due July 5, 2014, secured by TPT's assets. (€509)	680	736
Total	3,329	3,481
Less current maturities	832	813
Total long-term debt and notes payable - financial institutions	$2,497	$2,668

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company’s Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the bank and for general corporate purposes.  Under the current authorization, the Company received, $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of which are directors of the Company and another of which is a greater than 5% shareholder.  At March 31, 2012, a balance of $1,450,000 remained outstanding on the Debentures.

On May 3, 2012, the five remaining holders, four of which are directors of the Company and another which is a greater than 5% shareholder, of our six percent (6%) Convertible Subordinated Debentures due May 4, 2016 converted their Debentures, and the Company issued 547,172 shares of Common Stock upon conversion of the Debenture.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Short-term Debt

US Operations

On December 31, 2010, the Company entered into a U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”) which matures July 1, 2012.  On March 1, 2012, the Company entered into the first amendment to the Agreement with the Lender which increased the Line from $1,000,000 to $2,000,000 and extended the maturity date from July 1, 2012 to October 15, 2013.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At March 31, 2012, the Company had no outstanding funds borrowed on the Line.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At March 31, 2012, the ratio of cash flow to debt service was 7.05 to 1.0.

Netherlands Operations

On March 20, 2007, our subsidiary, TOR Processing and Trade, B.V. (“TPT”), entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 3.769%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2012, TPT had utilized €944,000 ($1,260,000) of its short-term credit facility.

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

Malaysian Operations

On June 27, 2011, our subsidiary, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2011 to April 30, 2012.  TMM is currently negotiating an extension to the maturity date with HSBC.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($163,000, $2,110,000 and $1,633,000, respectively).

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to April 30, 2012.  TMM is currently negotiating an extension to the maturity date with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($326,000, $3,037,000, $392,000 and $8,164,000, respectively).  At March 31, 2012, the outstanding balance on the line of credit was RM 550,000 ($179,000) at a current interest rate of 4.24%

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2012, the outstanding balance on the ECR facilities was RM 7,525,000 ($2,457,000) at a current interest rate of 4.98%.

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

Note 3.	Fair Value Measurements

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of March 31, 2012 and March 31, 2011.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at March 31, 2012 or March 31, 2011.

	March 31, 2012
(In thousands)	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$7	$-	$7	$-

	March 31, 2011
(In thousands)	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$3	$-	$3	$-

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

	March 31, 2012		December 31, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,329	$3,246	$3,481	$3,391
Long-term debt – convertible debentures	1,450	1,446	1,450	1,436
	$4,779	$4,692	$4,931	$4,827

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair value due to the short term nature of these instruments.  Accordingly, these items have been excluded from the above table.

Note 4.	Capital Leases

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2012 was approximately $17,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at March 31, 2012 was $5,000.

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2012 was approximately $13,000.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at March 31, 2012 was $9,000.

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of €38,360, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2012 was approximately €6,000.  The capital lease is in the amount of €41,256 including interest of €2,896 (implicit interest rate 4.786%).  The lease term is 36 months with equal monthly installments of €1,146 ($1,529).  The net present value of the lease at March 31, 2012 was €31,325 ($42,000).

On February 5, 2012, TPT entered into a financial lease agreement with Sympatec GmbH for lab equipment.  The cost of the equipment under the capital lease, in the amount of €52,128, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2012 was not significant.  The capital lease is in the amount of €56,988 including interest of €4,860 (implicit interest rate 16.785%).  The lease term is 12 months with equal monthly installments of €4,749 ($6,377).  The net present value of the lease at March 31, 2012 was €48,108 ($64,000).

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2012	2011
Numerator:
Net Income	$1,396	$675
Preferred Stock Dividends	-	(15)
Numerator for basic earnings per share - income available to common shareholders	1,396	660
Effect of dilutive securities:
6% Convertible Debenture Interest Expense	22	22
Preferred Stock Dividends	-	15
Numerator for diluted income per share - income available to common shareholders after assumed conversions	$1,418	$697
Denominator:
Denominator for basic income per share - weighted-average shares	2,402	1,941
Effect of dilutive securities:
Employee stock options	36	46
Detachable warrants	454	495
6% Convertible Debenture	547	556
Preferred Stock	-	111
Dilutive potential common shares	1,037	1,208
Denominator for diluted income per share - weighted-average shares and assumed conversions	3,439	3,149
Basic income per common share	$0.58	$0.34
Diluted income per common share	$0.41	$0.22

For the three month periods ended March 31, 2012 and 2011, approximately 24,000 and 53,000, respectively, of shares issuable upon exercise of employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
March 31, 2012
Net Sales:
Customer sales	$8,539	$2,187	$2,082	$-	$12,808
Intercompany sales	41	1,604	4,263	(5,908)	-
Total Net Sales	$8,580	$3,791	$6,345	$(5,908)	$12,808

Location profit	$885	$257	$387	$(133)	$1,396

Location assets	$19,729	$10,811	$21,491	$-	$52,031

March 31, 2011
Net Sales:
Customer sales	$5,368	$2,617	$1,600	$-	$9,585
Intercompany sales	-	863	1,909	(2,772)	-
Total Net Sales	$5,368	$3,480	$3,509	$(2,772)	$9,585

Location profit	$278	$262	$155	$(20)	$675

Location assets	$14,535	$8,941	$15,708	$-	$39,184

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

Sales from a subsidiary to the U.S. parent company and between subsidiaries are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of SR, HITOX, ALUPREM and TIOPREM.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 7.	Stock Options and Equity Compensation Plan

For the three month periods ended March 31, 2012 and 2011, the Company recorded stock-based employee compensation expense of approximately $6,000 and $2,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of operations.

The Company granted 20,000 incentive stock options during the three month period ended March 31, 2011.  No options were granted during the three month period ended March 31, 2012.

As of March 31, 2012, there was approximately $146,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.83 years.

As options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 8.	Inventories

A summary of inventory follows:

(In thousands)	March 31,	December 31,
	2012	2011
Raw materials	$13,321	$13,170
Work in progress	2,990	1,709
Finished goods	3,856	3,254
Supplies	824	804
Total Inventories	20,991	18,937
Inventory reserve	(294)	(264)
Net Inventories	$20,697	$18,673
Note 9.	Derivatives and Other Financial Instruments

We have exposure to certain risks relating to our ongoing business operations, including financial, market, political and economic risks.  The following discussion provides information regarding our exposure to the risks of changes in foreign currency exchange rates.  hawse have not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  The foreign exchange contracts are used to mitigate uncertainty and volatility, and to cover underlying exposures.

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

At March 31, 2012, we marked these contracts to market, recording a net expense of approximately $7,000, as a component of our year to date net income and as a current liability on the consolidated balance sheet.  At March 31, 2011, we marked these contracts to market, recording an expense of approximately $3,000 as a component of our year to date net income and as a current liability on the consolidated balance sheet.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		March 31,	December 31,
Derivative Instrument	Location	2012	2011
Foreign Currency Exchange Contracts	Other Current Assets	$-	$16
		$-	$16

Liability Derivatives
		March 31,	December 31,
Derivative Instrument	Location	2012	2011
Foreign Currency Exchange Contracts	Accrued Expenses	7	-
		$7	$-

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of income for the quarters ended March 31, 2012 and 2011:

		Amount of (Loss) Gain Recognized in Income (In thousands)
	Location of (Loss)	Three Months Ended
Derivative	Gain on Derivative	March 31,
Instrument	Instrument	2012	2011
Foreign Currency Exchange Contracts	Other Expense: Loss on foreign currency exchange rate	$(7)	$(3)

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Following are our results for the three month periods ended March 31, 2012 and 2011.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended March 31,
	2012	2011
NET SALES	$12,808	$9,585
Cost of sales	9,618	7,494
GROSS MARGIN	3,190	2,091
Technical services and research and development	82	66
Selling, general and administrative expenses	1,224	1,159
OPERATING INCOME	1,884	866
OTHER EXPENSE:
Interest expense	(142)	(96)
Gain (loss) on foreign currency exchange rate	23	(48)
INCOME BEFORE INCOME TAX	1,765	722
Income tax expense	369	47
NET INCOME	$1,396	$675

Income per common share:
Basic	$0.58	$0.34
Diluted	$0.41	$0.22

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended March 31, 2012 increased approximately $3,223,000 or 34% as compared to the first quarter 2011.  The quarterly increase consists of an increase in volume and selling price of 13% and 21%, respectively.  This compares to an increase of approximately $2,729,000 or 40% during the first quarter 2011 consisting of an increase in volume and selling price of 35% and 5%, respectively.

Following is a summary of our consolidated products sales for the three month periods ended March 31, 2012 and 2011 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2012		2011		Variance
HITOX	$5,368	42%	$4,050	42%	$1,318	33%
ALUPREM	4,168	33%	3,379	36%	789	23%
BARTEX	1,439	11%	894	9%	545	61%
HALTEX	878	7%	763	8%	115	15%
TIOPREM	336	3%	404	4%	(68)	-17%
SYNTHETIC RUTILE	431	3%	-	0%	431	-
OTHER	188	1%	95	1%	93	98%
Total	$12,808	100%	$9,585	100%	$3,223	34%

HITOX sales increased 33% for the three month period ended March 31, 2012 primarily related to a global increase in the average selling price of approximately 43%.  Increased selling prices were partially offset by a reduction in volume of approximately 10% primarily related to a reduction in Asia.  This compares to an increase in HITOX sales of 40% during the three month period ended March 31, 2011, which was primarily due to an increase in global volume related to the stabilization and recovery in the paint and plastics end markets, as well as a tight supply of commodity titanium dioxide (“TiO2”) resulting in an increase in volume and average selling price of 28% and 12%, respectively.

ALUPREM sales increased 23% during the first quarter of 2012 primarily due to an increase in volume of a significant U.S. customer, which was partially offset by a decrease in volume in European sales as this business is being affected by the slowdown in the European economy.  This compares to an increase of 42% during the first three months of 2011 which was primarily due to a change in the order pattern of a significant U.S. customer, as well as a 29% increase in European sales during first quarter 2011.

BARTEX sales increased approximately 61% during the first three months of 2012 primarily due to an increase in volume and selling price of approximately 52% and 9%, respectively.  During the first quarter of 2011, BARTEX sales increased 6%, of which approximately 3% represented an increase in volume and 3% an increase in selling price.

HALTEX sales increased primarily due to new business for our standard HALTEX and newer OPTILOAD specialty products which are gaining acceptance in the marketplace.  For the first three months of 2012 and 2011, HALTEX sales increased 15% and 47%, respectively.

TIOPREM sales decreased 17% during the three month period ended March 31, 2012 primarily due to a decrease in volume which was partially offset by an increase in selling price.  This compares to an increase during the first quarter 2011 of 425% as the product began to gain greater acceptance in the marketplace.

Synthetic Rutile (“SR”) sales represented 3% of the overall sales for the three month period ended March 31, 2012.  With the strong market demand, we are optimistic that the sale of available SR to third parties will continue in the future.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three month periods ended March 31, 2012 and 2011 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2012		2011		Variance
HITOX	$3,396	40%	$2,254	42%	$1,142	51%
ALUPREM	2,431	29%	1,190	22%	1,241	104%
BARTEX	1,439	17%	894	17%	545	61%
HALTEX	878	10%	763	14%	115	15%
TIOPREM	211	2%	186	4%	25	13%
OTHER	184	2%	81	1%	103	127%
Total	$8,539	100%	$5,368	100%	$3,171	59%

  HITOX sales in increased 51% for the three month period ended March 31, 2012 primarily due to an increase in selling price and volume of 48% and 3%, respectively.  Sales in the U.S., Canada and Mexico increased 46%, 132%, 220%, respectively, and South America sales were down 38% as compared to the same period of 2011.  During the first quarter 2011, HITOX sales in the U.S. trailed the first quarter of 2010 year by 4%; however, sales in Canada, Mexico and South America increased 43%, 115% and 99%, respectively, resulting in a net increase of 12% for the quarter of which approximately 9% represented an increase in selling price and 3% an increase in volume.
  ALUPREM sales during the first quarter 2012 increased 104% as compared to an increase of 73% for the same three month period of 2011.  The year over year increases are primarily due to an increase in volume of a significant customer.
  TIOPREM sales during the first quarter 2012 increased 13% as compared to an increase of 100% for the same three month period of 2011.  The current period increase consisted of an increase in selling price of 34% which was offset by a decrease in volume of 21%, whereas, the increase in the first quarter 2011 was related solely to an increase in volume.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three month periods ended March 31, 2012 and 2011 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2012		2011		Variance
ALUPREM	$1,737	79%	$2,189	84%	$(452)	-21%
HITOX	437	20%	363	14%	74	20%
TIOPREM	13	1%	65	2%	(52)	-80%
Total	$2,187	100%	$2,617	100%	$(430)	-16%

  ALUPREM sales in Europe decreased 21% during the first three months of 2012 primarily due to a reduction in volume of approximately 24% which was partially offset by an increase in selling price of approximately 2% and the positive impact of the foreign currency exchange fluctuations of 1%.  This compares to an increase of 29% during the first quarter of 2011 which was related to an increase in volume and selling price of 21% and 9%, respectively, and the negative impact of the foreign currency exchange fluctuations of 1%.
  HITOX sales in Europe increased approximately 20% during the three month period ended March 31, 2012, of which approximately 33% related to an increase in the selling price offset by a decrease in volume of 13%.  This compares to an increase of 68% during the first three months of 2011 which consist of an increase in volume and selling price of 40% and 29%, respectively, and the negative impact of the foreign currency exchange rate fluctuations of 1%.
  TIOPREM sales during the first quarter 2012 increased 80% as compared to an increase of 100% for the same three month period of 2011 primarily due to a slow-down in the European market.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three month periods ended March 31, 2012 and 2011 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2012		2011		Variance
HITOX	$1,535	74%	$1,433	90%	$102	7%
TIOPREM	112	5%	153	9%	(41)	-27%
SYNTHETIC RUTILE	431	21%	-	0%	431	-
OTHER	4	<1%	14	1%	(10)	-71%
Total	$2,082	100%	$1,600	100%	$482	30%

  HITOX sales in Asia increased 7% during the three month period ended March 31, 2012 primarily related to an increase in selling price of 38% which was partially offset by a decrease in volume of 31%.  For the first three months of 2011, respectively, HITOX sales increased 114%, of which volume and selling price represented an increase of 113% and 1%.
  TIOPREM sales during the first quarter 2012 decreased 27% as compared to an increase of 100% for the same three month period of 2011.  The current period decrease consisted of an decrease in volume of 42% which was offset by a increase in selling price of 15%, whereas, the increase in the first quarter 2011 was related solely to an increase in volume.
  SR sales represented 21% of TMM’s sales for the three month period ended March 31, 2012.  With the strong market demand, we are optimistic that the sale of available SR to third parties will continue in the future.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three month periods ended March 31, 2012 and 2011.

	(Unaudited)
(In thousands)	Three Months Ended March 31,
	2012	2011
NET SALES	$12,808	$9,585
Cost of sales	9,618	7,494
GROSS MARGIN	3,190	2,091
GROSS MARGIN %	24.9%	21.8%

For the three month period ended March 31, 2012, gross margin increased 3.1% from 21.8% in 2011 to 24.9% in 2012.  The primary factors affecting the first quarter 2012 gross margin include an increase in selling price of 15.7% which was partially offset by an increase in raw material and energy costs of 6.4% and maintenance/production costs of 4.9%.

Selling, General, Administrative and Expenses (“SG&A”):  For the three month period ended March 31, 2012, SG&A expenses increased 6.6% as compared to the same quarter in 2011 primarily due to an increase in selling expenses of 39.3% and professional fees and services of 51.4% which were partially offset by a decrease in salaries of 7.4%.

Interest Expense:  Net interest expense increased approximately $46,000 for the first quarter 2012 as compared to the same period of 2011 primarily due to an increase in short-term financing.  This follows a decrease in interest expense during the first quarter of 2011 of approximately $25,000 due to a decrease in both short-term and long-term debt.

Income Taxes:  Income taxes consisted of federal and state income tax expense of approximately $296,000 and $2,000, respectively, and foreign deferred tax expense of approximately $71,000 for the three month period ended March 31, 2012, compared to federal and state income tax expense of approximately $5,000 and $1,000, respectively, and foreign deferred tax expense of approximately $41,000 for the same three month period in 2011.  Taxes are based on an estimated annualized consolidated effective rate of 20.9% for the year ended December 31, 2012.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	March 31,	December 31,
	2012	2011
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at March 31, 2012, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,589	$1,680
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at March 31, 2012, due April 1, 2013, secured by a Caterpillar front-end loader.	29	35
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at March 31, 2012, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€314)	418	413
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at March 31, 2012, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€313)	418	412
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at March 31, 2012, due July 31, 2015, secured by TPT's assets. (€146)	195	205
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at March 31, 2012, due July 5, 2014, secured by TPT's assets. (€509)	680	736
Total	3,329	3,481
Less current maturities	832	813
Total long-term debt and notes payable - financial institutions	$2,497	$2,668

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company’s Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the bank and for general corporate purposes.  Under the current authorization, the Company received, $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of which are directors of the Company and another of which is a greater than 5% shareholder.  At March 31, 2012, a balance of $1,450,000 remained outstanding on the Debentures.

On May 3, 2012, the five remaining holders, four of which are directors of the Company and another which is a greater than 5% shareholder, of our six percent (6%) Convertible Subordinated Debentures due May 4, 2016 converted their Debentures, and the Company issued 547,172 shares of Common Stock upon conversion of the Debenture.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Short-term Debt

US Operations

On December 31, 2010, the Company entered into a U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”) which matures July 1, 2012.  On March 1, 2012, the Company entered into the first amendment to the Agreement the Lender which increased the Line from $1,000,000 to $2,000,000 and extended the maturity date from July 1, 2012 to October 15, 2013.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At March 31, 2012, the Company had no outstanding funds borrowed on the Line.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At March 31, 2012, the ratio of cash flow to debt service was 7.05 to 1.0.

Netherlands Operations

On March 20, 2007, our subsidiary, TOR Processing and Trade, B.V. (“TPT”), entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 3.769%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2012, TPT had utilized €944,000 ($1,260,000) of its short-term credit facility.

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

Malaysian Operations

On June 27, 2011, our subsidiary, TOR Minerals Malaysia, Sdn. Bhd (“TMM”), amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2011 to April 30, 2012.  TMM is currently negotiating an extenstion to the maturity date with HSBC.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($163,000, $2,110,000 and $1,633,000, respectively).

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to April 30, 2012.  TMM is currently negotiating an extension to the maturity date with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($326,000, $3,037,000, $392,000 and $8,164,000, respectively).  At March 31, 2012, the outstanding balance on the line of credit was RM 550,000 ($179,000) at a current interest rate of 4.24%

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2012, the outstanding balance on the ECR facilities was RM 7,525,000 ($2,457,000) at a current interest rate of 4.98%.

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

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $495,000 from December 31, 2011 to March 31, 2012 as compared to a decrease of $163,000 from December 31, 2010 to March 31, 2011.

	(Unaudited)
	Three Months Ended March 31,
(In thousands)	2012	2011
Net cash provided by (used in)
Operating activities	$1,246	$464
Investing activities	(1,315)	(513)
Financing activities	(448)	(180)
Effect of exchange rate fluctuations	22	66
Net decrease in cash and cash equivalents	$(495)	$(163)

Operating Activities

Operating activities provided $1,246,000 and $464,000 during the first three months of 2012 and 2011, respectively.  Following are the major changes in working capital affecting cash provided by operating activities for the three month periods ended March 31, 2012 and 2011:

  Accounts Receivable:  Accounts receivable increased $1,031,000 during the first three months of 2012.  The increase is primarily due to stronger sales in the first quarter 2012 as compared to the fourth quarter of 2011.  Accounts receivable increased $837,000 and $376,000 at the Corpus Christi operation and at TMM, respectively; and decreased $182,000 at TPT.  During the first quarter of 2011, accounts receivable increased $897,000 primarily due to stronger sales in the first quarter 2011 at each of the Company’s three operations.  Accounts receivable increased $148,000 at the Corpus Christi operation and $187,000 and $562,000 at TPT and TMM, respectively.
  Inventories: Inventories increased $1,588,000 during the three month period ended March 31, 2012 primarily due to an increase in raw materials and finished goods at the Corpus Christi operation of approximately $1,824,000.  Inventory at TPT increased $226,000 and decreased $462,000 at TMM.  For the same three month period of 2011, inventories increased $290,000 primarily due to an increase in finished goods at the Corpus Christi operation of approximately $617,000.  TPT’s decreased $187,000 and TMM’s decreased $140,000 both primarily related to a reduction in finished goods.
  Other Current Assets:  Other current assets increased $142,000 during the first quarter 2012 primarily due to a raw material deposit paid by TMM of $112,000.  TPT’s increased approximately $69,000 and the other current assets at the Corpus Christi operation decreased $39,000.  Other current assets increased $186,000 during the same three month period of 2011.  At the Corpus Christi operation, prepaid expenses increased $78,000 primarily due to prepayment of raw materials; at TPT $65,000 related to prepaid insurance and pension expense; and at TMM $43,000 primarily related to equipment deposits.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Accounts Payable and Accrued Expenses:  Trade accounts receivable and accrued expenses increased $2,043,000 during the first three months of 2012 primarily relate to purchases of ilmenite and fuel oil at TMM which account for approximately $1,083,000 of the three month increase.  Accounts payable and accrued expenses at the Corpus Christi operation increased $475,000 and TPT’s increased $485,000.  Trade accounts payable and accrued expenses increased $603,000 during the first quarter of 2011.  Accounts payable and accrued expenses at the Corpus Christi operation decreased $10,000; TPT’s increased $185,000 and TMM’s increased $428,000 primarily relating to raw materials for the production of SR.

Investing Activities

We used cash of $1,315,000 in investing activities during the first three months of 2012 primarily for the purchase of fixed assets as compared to $513,000 during the same period 2011.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $483,000 primarily related to production equipment, as compared to $98,000 for the same period in 2011 related to capital maintenance and computer equipment
  Netherlands Operation:  We invested approximately $517,000 at TPT for production equipment, as compared to $408,000 for production equipment during the same period in 2011.
  Malaysian Operation:  We invested approximately $315,000 at TMM for new equipment related to the production of SR, as compared to $7,000 for the same period in 2011.

Financing Activities

We used $448,000 in financing activities during the three month period ended March 31, 2012 as compared to $180,000 for the same period 2011.  Significant factors relating to financing activities include the following:

  Lines of Credit:  We did not utilize the Line during either of the three month periods ended March 31, 2012 or 2011.  Borrowings on TPT’s line of credit increased $534,000 as compared to a decrease of $317,000 for the same period in 2011.  TMM’s line of credit decreased $2,077,000 during the three month period ended March 31, 2012 and was not utilized during the first three months of 2011.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowings on the ECR increased $1,159,000 during the three month period ended March 31, 2012 and decreased $235,000 during the same three month period of 2011.
  Capital Leases:  Capital leases increased $57,000 during the first quarter of 2012 primarily related to a new leases at TPT resulting in an increase at TPT of $60,000.  Capital leases decreased $3,000 at the Corpus Christi operation.  During the first quarter of 2011, Capital leases decreased approximately $25,000 related to lease payments at both the Corpus Christi operation and at TPT.
  Long-term Debt – Financial Institutions:  Long-term debt decreased $204,000 for the three month period ended March 31, 2012.  At the Corpus Christi operation, long-term debt decreased $97,000 and $107,000 at TPT.  Long-term debt decreased $122,000 for the same three month period of 2011.  At the Corpus Christi operation, long-term debt decreased $65,000; at TPT $31,000 and at TMM $26,000.
  Proceeds from the Issuance of Common Stock:  During the first quarter of 2012, we received $83,000 related to the exercise of stock options.  We received $534,000 from the issuance of common stock during the first three months of 2011 of which $350,000 related to the exercise of warrants and $184,000 to the exercise of stock options.
  Preferred Stock Dividends:  We paid dividends of $15,000 on its Series A convertible preferred stock for the three month periods ended March 31, 2011; however, no dividends were paid during the first quarter of 2012 as the outstand Series A convertible preferred stock was converted to common stock during 2011.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2011 Annual Report on Form 10-K except as noted above.

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

Changes in Internal Controls

During the last fiscal quarter, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II  -  Other Information

Item 4.	Mine Safety Disclosures

As we are not the operator of a coal mine or other mine, Item 4, Mine Safety Disclosure, is not applicable.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 3, 2012	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	May 3, 2012	BARBARA RUSSELL Barbara Russell Chief Financial Officer

