Form 10-Q
period 2012-06-30
TOR MINERALS INTERNATIONAL INC
filed 2012-08-02
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012 OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of July 31, 2012 2,967,977

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Income -- Three and six months ended June 30, 2012 and 2011	3
	Condensed Consolidated Statements of Comprehensive Income -- Three and six months ended June 30, 2012 and 2011	4
	Condensed Consolidated Balance Sheets -- June 30, 2012 and December 31, 2011	5
	Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2012 and 2011	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	28

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	29

Signatures		29

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

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET SALES	$14,108	$10,489	$26,916	$20,074
Cost of sales	10,441	8,183	20,059	15,677
GROSS MARGIN	3,667	2,306	6,857	4,397
Technical services and research and development	101	66	183	132
Selling, general and administrative expenses	1,359	1,065	2,583	2,224
OPERATING INCOME	2,207	1,175	4,091	2,041
OTHER EXPENSE:
Interest expense	(112)	(101)	(254)	(197)
Gain (loss) on foreign currency exchange rate	(20)	(9)	3	(57)
Other, net	1	7	1	7
INCOME BEFORE INCOME TAX	2,076	1,072	3,841	1,794
Income tax expense	517	91	886	138
NET INCOME	$1,559	$981	$2,955	$1,656
Less: Preferred Stock Dividends	-	-	-	15
Basic Income Available to Common Shareholders	$1,559	$981	$2,955	$1,641
Plus: 6% Convertible Debenture Interest Expense	14	22	36	44
Plus: Preferred Stock Dividends	-	-	-	15
Diluted Income Available to Common Shareholders	$1,573	$1,003	$2,991	$1,700

Income per common share:
Basic	$0.56	$0.47	$1.14	$0.81
Diluted	$0.45	$0.30	$0.87	$0.53

Weighted average common shares outstanding:
Basic	2,769	2,091	2,585	2,017
Diluted	3,462	3,293	3,451	3,216

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$1,559	$981	$2,955	$1,656
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	(926)	154	(218)	759
Other comprehensive income (loss), net of tax	(926)	154	(218)	759
COMPREHENSIVE INCOME	$633	$1,135	$2,737	$2,415

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,064	$3,381
Trade accounts receivable, net	7,489	4,921
Inventories	24,000	18,673
Other current assets	1,451	832
Total current assets	35,004	27,807
PROPERTY, PLANT AND EQUIPMENT, net	20,812	20,138
OTHER ASSETS	23	22
Total Assets	$55,839	$47,967

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,649	$3,222
Accrued expenses	1,824	1,754
Notes payable under lines of credit	3,687	2,886
Export credit refinancing facility	3,554	1,254
Current deferred tax liability	50	46
Current maturities - capital leases	72	28
Current maturities of long-term debt – financial institutions	813	813
Current maturities of long-term debt – convertible debentures	-	91
Total current liabilities	14,649	10,094
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	21	34
Long-term debt – financial institutions	2,764	2,668
Long-term debt – convertible debentures, net	-	1,127
DEFERRED TAX LIABILITY	829	619
Total liabilities	18,263	14,542
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 2,965 and 2,400 shares issued and outstanding at 6/30/2012 and 12/31/2011, respectively	3,704	2,999
Additional paid-in capital	28,931	28,222
Retained earnings (Accumulated deficit)	1,196	(1,759)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	3,745	3,963
Total shareholders' equity	37,576	33,425
Total Liabilities and Shareholders' Equity	$55,839	$47,967

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,955	$1,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,179	1,015
Share-based compensation	58	46
Convertible debenture interest expense	22	34
Deferred income taxes	215	126
Changes in working capital:
Trade accounts receivables	(2,591)	(1,427)
Inventories	(5,372)	(4,028)
Other current assets	(625)	(112)
Accounts payable and accrued expenses	1,542	3,254
Net cash (used in) provided by operating activities	(2,617)	564

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,031)	(1,874)
Net cash used in investing activities	(2,031)	(1,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	823	407
Net proceeds from export credit refinancing facility	2,303	274
Net proceeds from (payments on) capital leases	31	(43)
Proceeds from long-term bank debt	536	-
Payments on long-term bank debt	(399)	(262)
Proceeds from the issuance of common stock, and exercise of common stock options	115	606
Preferred stock dividends paid	-	(30)
Net cash provided by financing activities	3,409	952
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(78)	93
Net decrease in cash and cash equivalents	(1,317)	(265)
Cash and cash equivalents at beginning of year	3,381	2,559
Cash and cash equivalents at end of period	$2,064	$2,294

Supplemental cash flow disclosures:
Interest paid	$254	$197
Non-cash financing activities:
Conversion of debentures	$1,240	$25

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, B.V. (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”),  with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, in our Annual Report on Form 10-K filed with the SEC on March 12, 2012.  Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results for the year ending December 31, 2012.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three and six month periods ended June 30, 2012, income tax expense consisted of federal income tax expense of approximately $287,000 and $583,000, respectively; state income tax expense of approximately $3,000 and $5,000, respectively; and foreign deferred tax expense of approximately $227,000 and $298,000, respectively.  For the three and six month periods ended June 30, 2011, income tax expense consisted of federal income tax expense of approximately $6,000 and $11,000, respectively; state income tax expense of approximately $2,000 and $3,000, respectively; and foreign deferred tax expense of approximately $83,000 and $124,000, respectively.  Taxes are based on an estimated annualized consolidated effective tax rate of 23.1% for the year ended December 31, 2012.

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

As of January 1, 2012, we did not have any unrecognized tax benefits and there was no change during the six month period ended June 30, 2012.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the six month period ended June 30, 2012.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Recently Adopted and Recently Issued Accounting Standards

The Company reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	June 30,	December 31,
	2012	2011
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at June 30, 2012, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,497	$1,680
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at June 30, 2012, due April 1, 2013, secured by a Caterpillar front-end loader.	22	35
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at June 30, 2012, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€309)	391	413
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at June 30, 2012, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€309)	391	412
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at June 30, 2012, due July 31, 2015, secured by TPT's assets. (€133)	169	205
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at June 30, 2012, due July 5, 2014, secured by TPT's assets. (€451)	571	736
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at June 30, 2012, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 1,702)	536	-
Total	3,577	3,481
Less current maturities	813	813
Total long-term debt and notes payable - financial institutions	$2,764	$2,668

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company’s Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the bank and for general corporate purposes.  The Company received $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of whom are directors of the Company and another of whom is a greater than 5% shareholder.

On May 3, 2012, the five remaining holders, four of whom are directors of the Company and another whom is a greater than 5% shareholder, of our Debentures converted their Debentures, and the Company issued 547,172 shares of common stock upon conversion of such Debentures.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”) which matures July 1, 2012.  On March 1, 2012, the Company entered into the first amendment to the Agreement with the Lender which increased the Line from $1,000,000 to $2,000,000 and extended the maturity date from July 1, 2012 to October 15, 2013.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At June 30, 2012, the Company had $1,000,000 borrowed on the Line at a rate of 5.50%.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At June 30, 2012, the ratio of cash flow to debt service was 7.6 to 1.0.

Netherlands Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 3.694%), is secured by TPT’s accounts receivable and inventory.  At June 30, 2012, TPT had utilized €807,000 ($1,022,000) of its short-term credit facility.

TPT’s loan agreements covering both the Credit Facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in the Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the banks could foreclose on the assets of TPT.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Malaysian Operations

On May 21, 2012, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2012 to April 30, 2013.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; (3) a foreign exchange contract limit of RM 5,000,000 ($157,000, $2,033,000 and $1,574,000, respectively); and a term loan of RM 3,500,000 of which RM 1,702,000 had been drawn as of June 30, 2012 ($1,102,000 and $536,000, respectively).

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to April 30, 2012.  TMM is currently negotiating an extension to the maturity date with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($315,000, $2,927,000, $378,000 and $7,870,000, respectively).  At June 30, 2012, the outstanding balance on the line of credit was RM 700,000 ($220,000) at a current interest rate of 4.24% and RM 4,589,000 ($1,445,000) was outstanding on the foreign exchange contract at a current interest rate of 3%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2012, the outstanding balance on the ECR facilities was RM 11,293,000 ($3,554,000) at a current interest rate of 5.0%.

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

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of June 30, 2012.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at June 30, 2012 or June 30, 2011.

	June 30, 2012
(In thousands)	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$6	$-	$6	$-

	June 30, 2011
(In thousands)	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$12	$-	$12	$-

Our foreign currency derivative financial instruments mitigate foreign currency exchange risks and include forward contracts.

The fair value of the Company’s debt is based on estimates using standard pricing models that take into account the present value of future cash flows as of the consolidated and condensed balance sheet date.  The computation of the fair value of these instruments is generally performed by the Company.  The carrying amounts and estimated fair values of the Company’s long-term debt, including current maturities, are summarized below:

	June 30, 2012		December 31, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,577	$3,505	$3,481	$3,391
Long-term debt – convertible debentures	-	-	1,450	1,436
	$3,577	$3,505	$4,931	$4,827

The carrying amounts reported in the consolidated and condensed balance sheet for cash and cash equivalents, trade receivables, payables and accrued liabilities and short-term borrowings approximate fair value due to the short term nature of these instruments.  Accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4.	Capital Leases

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2012 was approximately $17,000.  The capital lease is in the amount of $31,164 including interest of $4,637 (implicit interest rate 6.53%).  The lease term is 60 months with equal monthly installments of $519.  The net present value of the lease at June 30, 2012 was $4,000.

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2012 was approximately $14,000.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at June 30, 2012 was $7,000.

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of €38,360, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2012 was approximately €8,000.  The capital lease is in the amount of €41,256 including interest of €2,896 (implicit interest rate 4.786%).  The lease term is 36 months with equal monthly installments of €1,146.  The net present value of the lease at June 30, 2012 was €28,250 ($36,000).

On February 5, 2012, TPT entered into a financial lease agreement with Sympatec GmbH for lab equipment.  The cost of the equipment under the capital lease, in the amount of €52,128, is included in the consolidated and condensed balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2012 was approximately €2,000.  The capital lease is in the amount of €56,988 including interest of €4,860 (implicit interest rate 16.785%).  The lease term is 12 months with equal monthly installments of €4,749.  The net present value of the lease at June 30, 2012 was €35,708 ($45,000).

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net Income	$1,559	$981	$2,955	$1,656
Preferred Stock Dividends	-	-	-	(15)
Numerator for basic earnings per share - income available to common shareholders	1,559	981	2,955	1,641
Effect of dilutive securities:
6% Convertible Debenture Interest Expense	14	22	36	44
Preferred Stock Dividends	-	-	-	15
Numerator for diluted income per share - income available to common shareholders after assumed conversions	$1,573	$1,003	$2,991	$1,700
Denominator:
Denominator for basic income per share - weighted-average shares	2,769	2,091	2,585	2,017
Effect of dilutive securities:
Employee stock options	40	46	39	40
Detachable warrants	461	577	457	536
6% Convertible Debenture	192	547	370	552
Preferred Stock	-	32	-	71
Dilutive potential common shares	693	1,202	866	1,199
Denominator for diluted income per share - weighted-average shares and assumed conversions	3,462	3,293	3,451	3,216
Basic income per common share	$0.56	$0.47	$1.14	$0.81
Diluted income per common share	$0.45	$0.30	$0.87	$0.53

For the three and six month periods ended June 30, 2012 and 2011, approximately 42,000 and 21,000, respectively, of shares issuable upon exercise of employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
June 30, 2012
Net Sales:
Customer sales	$8,899	$1,986	$3,223	$-	$14,108
Intercompany sales	-	1,221	1,677	(2,898)	-
Total Net Sales	$8,899	$3,207	$4,900	$(2,898)	$14,108

Location profit (loss)	$703	$35	$740	$81	$1,559

June 30, 2011
Net Sales:
Customer sales	$5,882	$3,007	$1,600	$-	$10,489
Intercompany sales	-	764	2,578	(3,342)	-
Total Net Sales	$5,882	$3,771	$4,178	$(3,342)	$10,489

Location profit	$378	$379	$194	$30	$981
As of and for the six months ended:
June 30, 2012
Net Sales:
Customer sales	$17,438	$4,173	$5,305	$-	$26,916
Intercompany sales	41	2,825	5,940	(8,806)	-
Total Net Sales	$17,479	$6,998	$11,245	$(8,806)	$26,916

Location profit	$1,588	$292	$1,127	$(52)	$2,955

Location assets	$20,171	$10,093	$25,575	$-	$55,839

June 30, 2011
Net Sales:
Customer sales	$11,250	$5,624	$3,200	$-	$20,074
Intercompany sales	-	1,627	4,488	(6,115)	-
Total Net Sales	$11,250	$7,251	$7,688	$(6,115)	$20,074

Location profit	$656	$641	$349	$10	$1,656

Location assets	$15,520	$10,742	$18,067	$-	$44,329

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

Sales from the subsidiary to the U.S. parent company and between subsidiaries are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of SR, HITOX, ALUPREM and TIOPREM.

Note 7.	Stock Options and Equity Compensation Plan

For the three and six month periods ended June 30, 2012, the Company recorded stock-based employee compensation expense of $52,000 and $58,000, respectively.  For the three and six month periods ended June 30, 2011, the Company recorded stock-based employee compensation expense of $44,000 and $46,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company granted 21,000 and 23,500 options during the six month periods ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, there was approximately $326,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 4.15 years.

As most options issued under the 2000 Incentive Plan are incentive stock options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 8.	Inventories

A summary of inventory follows:

(In thousands)	June 30,	December 31,
	2012	2011
Raw materials	$17,686	$13,170
Work in progress	2,604	1,709
Finished goods	3,154	3,254
Supplies	852	804
Total Inventories	24,296	18,937
Inventory reserve	(296)	(264)
Net Inventories	$24,000	$18,673

Note 9.	Derivatives and Other Financial Instruments

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency Forward Contracts

We manage the risk of changes in foreign currency exchange rates, primarily at our Malaysian operation, through the use of foreign currency contracts.  Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We report the fair value of the derivatives on our consolidated and condensed balance sheets and changes in the fair value are recognized in earnings in the period of the change.

At June 30, 2012, we marked these contracts to market, recording $6,000 as a current liability on the consolidated and condensed balance sheet.  For the three and six month periods ended June 30, 2012, we recorded a net loss on these contracts of $6,000 and $13,000, respectively, as a component of our net income.  For the three and six month periods ended June 30, 2011, we recorded a net loss of $12,000 and $15,000, respectively, as a component of our net income.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		June 30,	December 31,
Derivative Instrument	Location	2012	2011
Foreign Currency Exchange Contracts	Other Current Assets	$-	$16
		$-	$16

Liability Derivatives
		June 30,	December 31,
Derivative Instrument	Location	2012	2011
Foreign Currency Exchange Contracts	Accrued Expenses	6	-
		$6	$-

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and six month periods ended June 30, 2012 and 2011:

		Amount of (Loss) Gain Recognized in Income (In thousands)
	Location of (Loss)	Three Months Ended		Six Months Ended
Derivative	Gain on Derivative	June 30,		June 30,
Instrument	Instrument	2012	2011	2012	2011
Foreign Currency Exchange Contracts	Other Expense: Loss on foreign currency exchange rate	$(6)	$(12)	$(13)	$(15)

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Following are our results for the three and six month periods ended June 30, 2012 and 2011.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET SALES	$14,108	$10,489	$26,916	$20,074
Cost of sales	10,441	8,183	20,059	15,677
GROSS MARGIN	3,667	2,306	6,857	4,397
Technical services and research and development	101	66	183	132
Selling, general and administrative expenses	1,359	1,065	2,583	2,224
OPERATING INCOME	2,207	1,175	4,091	2,041
OTHER EXPENSE:
Interest expense	(112)	(101)	(254)	(197)
Gain (loss) on foreign currency exchange rate	(20)	(9)	3	(57)
Other, net	1	7	1	7
INCOME BEFORE INCOME TAX	2,076	1,072	3,841	1,794
Income tax expense	517	91	886	138
NET INCOME	$1,559	$981	$2,955	$1,656

Income per common share:
Basic	$0.56	$0.47	$1.14	$0.81
Diluted	$0.45	$0.30	$0.87	$0.53

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the three and six month periods ended June 30, 2012 increased approximately $3,619,000 or 35% and $6,842,000 or 34%, respectively, as compared to the same three and six month periods of 2011 when we experienced increases in our consolidated net sales of $2,561,000 or 32% and $5,290,000 or 36%, respectively.

Following is a summary of our consolidated products sales for the three and six month periods ended June 30, 2012 and 2011 (in thousands).  All inter-company sales have been eliminated.

	Three Months Ended June 30,						Six Months Ended June 30,
Product	2012		2011		Variance		2012		2011		Variance
HITOX	$5,950	42%	$4,670	45%	$1,280	27%	$11,318	42%	$8,720	44%	$2,598	30%
ALUPREM	3,894	28%	3,586	34%	308	9%	8,062	30%	6,965	35%	1,097	16%
BARTEX	1,485	11%	918	9%	567	62%	2,924	11%	1,812	9%	1,112	61%
HALTEX	1,024	7%	863	8%	161	19%	1,902	7%	1,626	8%	276	17%
TIOPREM	418	3%	373	3%	45	12%	754	3%	777	3%	(23)	-3%
SYNTHETIC RUTILE	1,117	8%	-	0%	1,117	-	1,548	6%	-	0%	1,548	-
OTHER	220	1%	79	1%	141	178%	408	1%	174	1%	234	134%
Total	$14,108	100%	$10,489	100%	$3,619	35%	$26,916	100%	$20,074	100%	$6,842	34%

HITOX sales increased 27% and 30% for the three and six month periods ended June 30, 2012, respectively, primarily related to a global increase in the average selling price of approximately 41% and 42%, respectively.  This compares to an increase of 51% and 45% for the three and six month periods ended June 30, 2011, respectively, primarily due to the stabilization and recovery in the paint and plastics end markets, as well as a tight supply of commodity titanium dioxide (“TiO2”) which resulted in an increase in volume and average selling price of 18% and 42%, respectively.

ALUPREM sales increased 9% during the second quarter of 2012 and 16% for the six month period ended June 30, 2012, as compared to the same periods of 2011 primarily due to an increase in volume of a significant U.S. customer, which was partially offset by a decrease in volume in European sales as this business is being affected by the slowdown in the European economy.  This compares to an increase of 22% and 31% during the same three and six month periods of 2011, respectively.

BARTEX sales increased 62% and 61% during the three and six month periods ended June 30, 2012.  For the three and six month period, an increase in volume represented approximately 51% of the overall sales increase.  This follows a decrease of approximately 6% during the second quarter of 2011 of which approximately 12% represented a decrease in volume.  Sales remained flat during the six month period ended June 30, 2011 as compared to the same period of 2010.

HALTEX sales increased primarily due to new business for our standard HALTEX and newer OPTILOAD specialty products which are gaining acceptance in the marketplace.  For the three and six month periods ended June 30, 2012, sales increased 19% and 17%, respectively.  This compares to an increase of 3% and 20% for the same three and six month periods of 2011, respectively.

TIOPREM sales increased 12% for the three month period ended June 30, 2012, of which approximately 24% related to an increase in selling price which was partially offset by a decrease in volume of 12%.  Year to date, sales declined approximately 3%.  For the same three and six month periods of 2011, sales increased significantly over the 2010 levels as the product gained greater acceptance in the global marketplace.

Synthetic Rutile (“SR”) sales represented 8% and 6% of the overall sales for the three and six month periods ended June 30, 2012, respectively.  We are optimistic that the sale of available SR to third parties will continue in the future; however, we have experienced a decrease in one order received earlier this year.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three and six month periods ended June 30, 2012 and 2011 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	Three Months Ended June 30,						Six Months Ended June 30,
Product	2012		2011		Variance		2012		2011		Variance
HITOX	$3,606	40%	$2,621	44%	$985	38%	$7,002	40%	$4,875	43%	$2,127	44%
ALUPREM	2,326	26%	1,179	20%	1,147	97%	4,757	27%	2,369	21%	2,388	101%
BARTEX	1,485	17%	918	16%	567	62%	2,924	17%	1,812	16%	1,112	61%
HALTEX	1,024	12%	863	15%	161	19%	1,902	11%	1,626	15%	276	17%
TIOPREM	272	3%	237	4%	35	15%	483	3%	423	4%	60	14%
OTHER	186	2%	64	1%	122	191%	370	2%	145	1%	225	155%
Total	$8,899	100%	$5,882	100%	$3,017	51%	$17,438	100%	$11,250	100%	$6,188	55%

  HITOX sales increased 38% for the three month period ended June 30, 2012, primarily due to an increase in selling price of 39% which was partially offset by a small decrease in volume.  Sales in the U.S., Canada and Mexico increased 43%, 88% and 135%, respectively, and sales in South America decreased approximately 41%, as compared to the same period in 2011.  This compares to an increase in the second quarter of 2011 of 21% of which volume and selling price represented 6% and15%, respectively.  Year to date, the increase in HITOX sales of 44% is primarily related to a tight supply of commodity titanium dioxide resulting in an increase in selling price which represents 43% of the year to date increase.  During the same six month period of 2011, sales increased 17% of which volume and selling price presented 5% and 12%, respectively.

  ALUPREM sales during the second quarter increased 97% as compared to an increase of 34% during the second quarter of 2011.  Year to date, U.S. ALUPREM sales increased 101% as compared to an increase of 51% during the same six month period of 2011.  The year over year increases are primarily due to an increase in volume of a significant customer.

  TIOPREM sales in the U.S. increased 15% and 14% the three and six month periods ended June 30, 2012, respectively.  For the quarter, volume decreased 8% and selling price increased sales 23%; and year to date, volume decreased 14% and selling price increased sales 28%.  During the same three and six month periods of 2011, sales increased significantly due primarily to an increase in volume as the product gained greater acceptance in the U.S. market

·         19

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three and six month periods ended June 30, 2012 and 2011 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended June 30,						Six Months Ended June 30,
Product	2012		2011		Variance		2012		2011		Variance
ALUPREM	$1,568	79%	$2,407	80%	$(839)	-35%	$3,305	79%	$4,596	82%	$(1,291)	-28%
HITOX	388	20%	510	17%	(122)	-24%	825	20%	873	15%	(48)	-5%
TIOPREM	30	1%	90	3%	(60)	-67%	43	1%	155	3%	(112)	-72%
Total	$1,986	100%	$3,007	100%	$(1,021)	-34%	$4,173	100%	$5,624	100%	$(1,451)	-26%

  ALUPREM sales in Europe decreased 35% and 28% for the three and six month periods ended June 30, 2012, respectively, primarily due to a decrease in volume of 30% for the quarter and 26% year to date.  The decrease in volume is primarily the result of the current European economy.  This compares to an increase of 17% and 23% for the same three and six month periods of 2011, respectively.

  HITOX sales in Europe decreased 24% and 5% for the three and six month periods ended June 30, 2012, respectively, primarily due to a weak European economy.  For the three and six month periods ended June 30, 2012, volume decreased 29% and 22%, respectively.  This compares to an increase in sales of 164% and 113% for the same three and six month periods of 2011, respectively.  For the three and six month periods ended June 30, 2011, volume increased 43% and 42%, respectively, and selling price increased period sales 78% and 52%, respectively.

  TIOPREM sales in Europe represented 1% and 3% of TPT's sales during the three and six month periods ended June 30, 2012 and 2011, respectively.  For the three and six month periods ended June 30, 2012, sales decreased 67% and 72%, respectively, primarily due to a decline in the European economy.  This follows significant increases in volume during the same three and six month periods of 2011 as product gained greater acceptance in the European market.

·         20

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and six month periods ended June 30, 2012 and 2011 to third party customers.  All inter-company sales have been eliminated.

	Three Months Ended June 30,						Six Months Ended June 30,
Product	2012		2011		Variance		2012		2011		Variance
HITOX	$1,956	61%	$1,539	96%	$417	27%	$3,491	66%	$2,972	93%	$519	17%
TIOPREM	116	3%	46	3%	70	152%	228	4%	199	6%	29	1031%
SYNTHETIC RUTILE	1,117	35%	-	0%	1,117	-	1,548	29%	-	0%	1,548	-
OTHER	34	1%	15	1%	19	127%	38	1%	29	1%	9	31%
Total	$3,223	100%	$1,600	100%	$1,623	101%	$5,305	100%	$3,200	100%	$2,105	66%

  HITOX sales in Asia increased 27% and 17% for the three and six month periods ended June 30, 2012, respectively.  For the quarter, selling price represented 49% of the increase which was partially offset by a decrease in volume of 22%.  Year to date, sales increased 43% due to an increase in selling price and volume decreased 26%.  This compares to an increase of 109% and 111% for the same three and six month periods of 2011, respectively, primarily related to an increase in volume 90% and 96%, respectively, and selling price of 19% and 15%.

  TIOPREM sales in Asia increased 152% and 1031% during the three and six month periods ended June 30, 2012.  The year of year increase is primarily due to the product gaining greater acceptance in the global marketplace

  SR sales represented 35% and 29% of TMM’s sales for the three and six month periods ended June 30, 2012.  The increase in volume relates to the tight supply of commodity titanium dioxide.  We are optimistic that the sale of available SR to third parties will continue in the future, however, we have experienced a decrease in one order received earlier this year.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three month periods ended June 30, 2012 and 2011.

	(Unaudited)
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET SALES	$14,108	$10,489	$26,916	$20,074
Cost of sales	10,441	8,183	20,059	15,677
GROSS MARGIN	$3,667	$2,306	$6,857	$4,397
GROSS MARGIN %	26.0%	22.0%	25.5%	21.9%

For the three month and six month periods ended June 30, 2012, gross margin increased approximately 4%.  For both the quarter and year to date periods, gross margin increased primarily due to an increase in the selling price of approximately 15%.  Increases in raw materials and energy costs reduced the gross margin approximately 7%, and a reduction in operating efficiencies resulted in a decrease of approximately 4%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense increased approximately 29% during the three month period ended June 30, 2012 primarily due to an increase in selling expenses of approximately 120% and professional fees and services of approximately 194%.  For the six month period ended June 30, 2012, SG&A expenses increased approximately 17% primarily due to an increase in selling expenses, professional fees and services which increased approximately 78% and 101%, respectively.  The increase in selling expenses for both periods is primarily related to sales at TMM.

Interest Expense:  Net interest expense for the three and six month periods ended June 30, 2012 increased approximately $11,000 and $57,000, respectively, as compared to the same periods of 2011, primarily due to an increase in our long and short-term financing.

Income Taxes:  For the three and six month periods ended June 30, 2012, income tax expense consisted of federal income tax expense of approximately $287,000 and $583,000, respectively; state income tax expense of approximately $3,000 and $5,000, respectively; and foreign deferred tax expense of approximately $227,000 and $298,000, respectively.  For the three and six month periods ended June 30, 2011, income tax expense consisted of federal income tax expense of approximately $6,000 and $11,000, respectively; state income tax expense of approximately $2,000 and $3,000, respectively; and foreign deferred tax expense of approximately $83,000 and $124,000, respectively.  Taxes are based on an estimated annualized consolidated effective tax rate of 23.1% for the year ended December 31, 2012.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	June 30,	December 31,
	2012	2011
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at June 30, 2012, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,497	$1,680
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at June 30, 2012, due April 1, 2013, secured by a Caterpillar front-end loader.	22	35
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at June 30, 2012, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€309)	391	413
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at June 30, 2012, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€309)	391	412
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at June 30, 2012, due July 31, 2015, secured by TPT's assets. (€133)	169	205
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at June 30, 2012, due July 5, 2014, secured by TPT's assets. (€451)	571	736
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at June 30, 2012, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 1,702)	536	-
Total	3,577	3,481
Less current maturities	813	813
Total long-term debt and notes payable - financial institutions	$2,764	$2,668

Six-percent Convertible Subordinated Debentures

As reported in the Company’s Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company’s Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the “Debentures”) for the purpose of refinancing, in whole or in part, its debt to the bank and for general corporate purposes.  The Company received $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of whom are directors of the Company and another of whom is a greater than 5% shareholder.

On May 3, 2012, the five remaining holders, four of whom are directors of the Company and another whom is a greater than 5% shareholder, of our Debentures converted their Debentures, and the Company issued 547,172 shares of common stock upon conversion of such Debentures.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”) which matures July 1, 2012.  On March 1, 2012, the Company entered into the first amendment to the Agreement with the Lender which increased the Line from $1,000,000 to $2,000,000 and extended the maturity date from July 1, 2012 to October 15, 2013.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At June 30, 2012, the Company had $1,000,000 borrowed on the Line at a rate of 5.50%.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At June 30, 2012, the ratio of cash flow to debt service was 7.6 to 1.0.

Netherlands Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of Bank prime plus 2.8% (currently at 3.694%), is secured by TPT’s accounts receivable and inventory.  At June 30, 2012, TPT had utilized €807,000 ($1,022,000) of its short-term credit facility.

TPT’s loan agreements covering both the Credit Facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in the Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the bank could foreclose on the assets of TPT.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operations

On May 21, 2012, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2012 to April 30, 2013.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; (3) a foreign exchange contract limit of RM 5,000,000 ($157,000, $2,033,000 and $1,574,000, respectively); and a term loan of RM 3,500,000 of which RM 1,702,000 had been drawn as of June 30, 2012 ($1,102,000 and $536,000, respectively).

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to April 30, 2012.  TMM is currently negotiating an extension to the maturity date with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($315,000, $2,927,000, $378,000 and $7,870,000, respectively).  At June 30, 2012, the outstanding balance on the line of credit was RM 700,000 ($220,000) at a current interest rate of 4.24% and RM 4,589,000 ($1,445,000) was outstanding on the foreign exchange contract at a current interest rate of 3%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2012, the outstanding balance on the ECR facilities was RM 11,293,000 ($3,554,000) at a current interest rate of 5.0%.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $1,317,000 for the six months ended June 30, 2012 as compared to a decrease of $265,000 for the six months ended June 30, 2011.

	(Unaudited)
	Six Months Ended June 30,
(In thousands)	2012	2011
Net cash provided by (used in)
Operating activities	$(2,617)	$564
Investing activities	(2,031)	(1,874)
Financing activities	3,409	952
Effect of exchange rate fluctuations	(78)	93
Net decrease in cash and cash equivalents	$(1,317)	$(265)

Operating Activities

Operating activities used $2,617,000 in cash during the first six months of 2012 as compared to providing cash of $564,000 during the same period of 2011.  Following are the major changes in working capital affecting cash used by operating activities for the six month period ended June 30, 2012:

  Accounts Receivable:  Accounts receivable increased $2,591,000 as compared to an increase of $1,427,000 for the same period in 2011.  The increase in accounts receivable is primarily due to stronger sales in the second quarter 2012 compared to the fourth quarter of 2011.  Accounts receivable increased $1,297,000 at the Corpus Christi operation and $1,563,000 at TMM, respectively, and decreased $269,000 at TPT.
  Inventories: Inventories increased $5,372,000 as compared to an increase of $4,028,000 for the same period in 2011.  Inventories at the Corpus Christi operation increased $2,191,000 primarily related to an increase in raw materials.  TMM’s increased approximately $2,985,000 primarily related to an increase in SR feedstock.  TPT’s increased approximately $196,000 primarily due to an increase in raw materials.
  Other Current Assets:  Other current assets increased $625,000 as compared to an increase of $112,000 for the same period in 2011.  Prepaid expenses at the Corpus Christi operation and TMM increased $491,000 and $156,000, respectively, primarily due to deposits on inventory and equipment.  TPT’s decreased $22,000 primarily due to the timing of a refund on VAT tax.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $1,542,000 as compared to an increase of $3,254,000 for the same period in 2011.  Accounts payable and accrued expenses at the Corpus Christi operation increased $723,000 primarily related to the timing of raw material purchases; TPT’s increased $30,000 primarily related to capital expenditures and TMM’s increased $789,000 primarily relating to raw materials for the production of SR and capital expenditures.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $2,031,000 in investing activities during the first six months of 2012 primarily for the purchase of fixed assets as compared to $1,874,000 during the same period 2011.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $671,000 primarily related to capital maintenance and production equipment, as compared to $180,000 for the same period in 2011.
  Netherlands Operation:  We invested approximately $742,000 at TPT for production equipment, as compared to $1,645,000 for the same period in 2011.
  Malaysian Operation:  We invested approximately $618,000 at TMM related to capital maintenance and production equipment, as compared to $49,000 for the same period in 2011.

Financing Activities

Financing activities provided $3,409,000 during the six month period ended June 30, 2012 as compared to $952,000 for the same period 2011.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our domestic line of credit increased $1,000,000 during the six month period ended June 30, 2012.  Borrowings on TPT’s line of credit increased $334,000.  TMM’s line of credit decreased $511,000.  The funds were primarily used for working capital.  Our lines of credit increased $407,000 during the same period of 2011.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR increased $2,303,000 during the six month period ended June 30, 2012 for working capital related to the production of SR as compared to an increase of $274,000 for the same period in 2011.
  Capital Leases:  Capital leases increased approximately $31,000 during the first six months of 2012 primarily due to two new leases at TPT as compared to a decrease of approximately $43,000 for the same period in 2011.
  Long-term Debt – Financial Institutions:  Long-term debt increased approximately $137,000 during the six month period ended June 30, 2012.  Long-term debt at TMM increased $536,000 primarily related to capital improvements for the SR production plant.  Long-term debt decreased $195,000 and $204,000 at the U.S. Operation and TPT, respectively.  This compares to a decrease in long-term debt of approximately $262,000 for the same period in 2011.
  Proceeds from Issuance of Common Stock:  We received $115,000 from the issuance of common stock during the first six months of 2012 related to the exercise of stock options.  For the same six month period of 2011, we received $606,000 from the issuance of common stock of which $425,000 related to the exercise of warrants and $181,000 to the exercise of stock options.
  Preferred Stock Dividends:  We paid dividends of $30,000 on its Series A convertible preferred stock for the six month period ended June 30, 2011; however, no dividends were paid during the same period of 2012 as the outstanding Series A convertible preferred stock was converted to common stock during 2011.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2011 Annual Report on Form 10-K.

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

On May 3, 2012, the five remaining holders, four of whom are directors of the Company and another whom is a greater than 5% shareholder, of our Debentures converted their Debentures, and the Company issued 547,172 shares of common stock upon conversion of such Debentures.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 10, 2012	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	August 10, 2012	BARBARA RUSSELL Barbara Russell Chief Financial Officer