Form 10-Q
period 2012-09-30
TOR MINERALS INTERNATIONAL INC
filed 2012-10-31
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of October 31, 2012 2,967,977

1

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Income -- Three and Nine months ended September 30, 2012 and 2011	3
	Condensed Consolidated Statements of Comprehensive Income -- Three and Nine months ended September 30, 2012 and 2011	4
	Condensed Consolidated Balance Sheets -- September 30, 2012 and December 31, 2011	5
	Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2012 and 2011	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	26

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Signatures		29

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

2

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET SALES	$19,914	$11,401	$46,830	$31,475
Cost of sales	16,068	9,026	36,127	24,703
GROSS MARGIN	3,846	2,375	10,703	6,772
Technical services and research and development	90	74	273	206
Selling, general and administrative expenses	1,242	1,098	3,825	3,322
Gain on disposal of assets	(6)	-	(6)	-
OPERATING INCOME	2,520	1,203	6,611	3,244
OTHER EXPENSE:
Interest expense	(143)	(139)	(397)	(336)
Gain (loss) on foreign currency exchange rate	(24)	63	(21)	6
Other, net	-	-	1	7
INCOME BEFORE INCOME TAX	2,353	1,127	6,194	2,921
Income tax expense	516	60	1,402	198
NET INCOME	$1,837	$1,067	$4,792	$2,723
Less: Preferred Stock Dividends	-	-	-	15
Basic Income Available to Common Shareholders	$1,837	$1,067	$4,792	$2,708
Plus: 6% Convertible Debenture Interest Expense	-	22	36	66
Plus: Preferred Stock Dividends	-	-	-	15
Diluted Income Available to Common Shareholders	$1,837	$1,089	$4,828	$2,789

Income per common share:
Basic	$0.62	$0.50	$1.77	$1.32
Diluted	$0.53	$0.33	$1.43	$0.86

Weighted average common shares outstanding:
Basic	2,968	2,122	2,714	2,052
Diluted	3,441	3,264	3,383	3,234

See accompanying notes.
3

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME	$1,837	$1,067	$4,792	$2,723
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	758	(1,305)	540	(546)
Other comprehensive income (loss), net of tax	758	(1,305)	540	(546)
COMPREHENSIVE INCOME (LOSS)	$2,595	$(238)	$5,332	$2,177

See accompanying notes.

4

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,558	$3,381
Trade accounts receivable, net	14,374	4,921
Inventories	20,705	18,673
Other current assets	1,629	832
Total current assets	38,266	27,807
PROPERTY, PLANT AND EQUIPMENT, net	21,554	20,138
OTHER ASSETS	24	22
Total Assets	$59,844	$47,967

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,647	$3,222
Accrued expenses	3,076	1,754
Notes payable under lines of credit	4,616	2,886
Export credit refinancing facility	2,332	1,254
Current deferred tax liability	55	46
Current maturities - capital leases	51	28
Current maturities of long-term debt – financial institutions	818	813
Current maturities of long-term debt – convertible debentures	-	91
Total current liabilities	15,595	10,094
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES
Capital leases	16	34
Long-term debt – financial institutions	2,816	2,668
Long-term debt – convertible debentures, net	-	1,127
DEFERRED TAX LIABILITY	1,201	619
Total liabilities	19,628	14,542
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 2,968 and 2,400 shares issued and outstanding at 9/30/2012 and 12/31/2011, respectively	3,709	2,999
Additional paid-in capital	28,971	28,222
Retained earnings (Accumulated deficit)	3,033	(1,759)
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustment	4,503	3,963
Total shareholders' equity	40,216	33,425
Total Liabilities and Shareholders' Equity	$59,844	$47,967

See accompanying notes.
5

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,792	$2,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,842	1,544
Gain on disposal of assets	(6)	-
Share-based compensation	71	53
Convertible debenture interest expense	22	50
Deferred income taxes	572	158
Provision for bad debts	69	-
Changes in working capital:
Trade accounts receivables	(9,499)	(1,880)
Inventories	(1,601)	(4,142)
Other current assets	(788)	(478)
Accounts payable and accrued expenses	2,684	643
Net cash used in operating activities	(1,842)	(1,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,068)	(2,733)
Proceeds from sales of property, plant and equipment	8	-
Net cash used in investing activities	(3,060)	(2,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	1,656	339
Net proceeds from export credit refinancing facility	1,032	2,428
Net proceeds from (payments on) capital leases	5	(44)
Proceeds from long-term bank debt	774	877
Payments on long-term bank debt	(605)	(368)
Proceeds from the issuance of common stock, and exercise of common stock options	148	606
Preferred stock dividends paid	-	(30)
Net cash provided by financing activities	3,010	3,808
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	69	(198)
Net decrease in cash and cash equivalents	(1,823)	(452)
Cash and cash equivalents at beginning of year	3,381	2,559
Cash and cash equivalents at end of period	$1,558	$2,107

Supplemental cash flow disclosures:
Interest paid	$397	$139
Non-cash financing activities:
Conversion of debentures	$1,240	$25

See accompanying notes.
6

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, B.V. (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”),  with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in our annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, in our Annual Report on Form 10-K filed with the SEC on March 12, 2012.  Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results for the year ending December 31, 2012.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three and nine month periods ended September 30, 2012, income tax expense consisted of federal income tax expense of approximately $105,000 and $688,000, respectively; state income tax expense of approximately $3,000 and $8,000, respectively; and foreign deferred tax expense of approximately $408,000 and $706,000, respectively.  For the three and nine month periods ended September 30, 2011, income tax expense consisted of federal income tax expense of $6,000 and $18,000, respectively; state income tax expense of $2,000 and $4,000, respectively; and foreign deferred tax expense of $52,000 and $176,000, respectively.  For the year ended December 31, 2012, taxes are based on an estimated annualized consolidated effective tax rate of 22.7%.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2009 through December 31, 2011.  Our state return, which are filed in Texas, is` subject to examination for the tax years ended December 31, 2008 through December 31, 2011.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years ended December 31, 2006 through December 31, 2011.

As of January 1, 2012, we did not have any unrecognized tax benefits and there was no change during the nine month period ended September 30, 2012.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the nine month period ended September 30, 2012.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Recently Adopted and Recently Issued Accounting Standards

The Company reviewed significant newly issued accounting pronouncements and concluded that they are either not applicable to the Company’s business or that no material effect is expected on the consolidated financial statements as a result of future adoption.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	September 30,	December 31,
	2012	2011
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at September 30, 2012, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,404	$1,680
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2012, due April 1, 2013, secured by a Caterpillar front-end loader.	16	35
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at September 30, 2012, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€304)	390	413
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at September 30, 2012, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€304)	390	412
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at September 30, 2012, due July 31, 2015, secured by TPT's assets. (€121)	155	205
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at September 30, 2012, due July 5, 2014, secured by TPT's assets. (€393)	505	736
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at September 30, 2012, due March 1, 2015, secured by TMM's property, plant and eqiupment. (RM 2,365)	774	-
Total	3,634	3,481
Less current maturities	818	813
Total long-term debt and notes payable - financial institutions	$2,816	$2,668

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”).  On March 1, 2012, the Company entered into the first amendment to the Agreement with the Lender which increased the Line from $1,000,000 to $2,000,000 and extended the maturity date from July 1, 2012 to October 15, 2013.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At September 30, 2012, the Company had $1,750,000 borrowed on the Line at a rate of 5.50%.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At September 30, 2012, the ratio of cash flow to debt service was 6.93 to 1.0.

Netherlands Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.419%), is secured by TPT’s accounts receivable and inventory.  At September 30, 2012, TPT had utilized €743,000 ($954,000) of its short-term credit facility.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Malaysian Operations

On May 21, 2012, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2012 to April 30, 2013.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; (3) a foreign exchange contract limit of RM 5,000,000 ($163,000, $2,113,000 and $1,635,000, respectively); and a term loan of RM 3,500,000 of which RM 2,365,000 had been drawn as of September 30, 2012 ($1,145,000 and $774,000, respectively).

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to April 30, 2012.  TMM is currently negotiating an extension to the maturity date with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($327,000, $3,042000, $392,000 and $8,178,000, respectively).  At September 30, 2012, the outstanding balance on the line of credit was RM 700,000 ($229,000) at a current interest rate of 4.18% and RM 5,143,000 ($1,683,000) was outstanding on the foreign exchange contract at a current interest rate of 2.98%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2012, the outstanding balance on the ECR facilities was RM 7,130,000 ($2,332,000) at a current interest rate of 5.0%.

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

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of September 30, 2012.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at September 30, 2012 or September 30, 2011.

	September 30, 2012
(In thousands)	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset for foreign currency derivative financial instruments (including forward contracts)	$88	$-	$88	$-

	September 30, 2011
(In thousands)	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$(70)	$-	$(70)	$-

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

	September 30, 2012		December 31, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,634	$3,568	$3,481	$3,391
Long-term debt – convertible debentures	-	-	1,450	1,436
	$3,634	$3,568	$4,931	$4,827

The carrying amounts reported in the consolidated and condensed balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities and short-term borrowings approximate fair value due to the short term nature of these instruments.  Accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4.	Capital Leases

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2012 was approximately $19,000.  The capital lease, which was scheduled to mature in February 2013, was paid off in September 2012.

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2012 was approximately $17,000.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at September 30, 2012 was $6,000.

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of €38,360, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2012 was approximately €13,000.  The capital lease is in the amount of €41,256 including interest of €2,896 (implicit interest rate 4.786%).  The lease term is 36 months with equal monthly installments of €1,146.  The net present value of the lease at September 30, 2012 was €28,250 ($32,000).

On February 5, 2012, TPT entered into a financial lease agreement with Sympatec GmbH for lab equipment.  The cost of the equipment under the capital lease, in the amount of €52,128, is included in the consolidated and condensed balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2012 was approximately €4,000.  The capital lease is in the amount of €56,988 including interest of €4,860 (implicit interest rate 16.785%).  The lease term is 12 months with equal monthly installments of €4,749.  The net present value of the lease at September 30, 2012 was €35,708 ($29,000).

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net Income	$1,837	$1,067	$4,792	$2,723
Preferred Stock Dividends	-	-	-	(15)
Numerator for basic earnings per share - income available to common shareholders	1,837	1,067	4,792	2,708
Effect of dilutive securities:
6% Convertible Debenture Interest Expense	-	22	36	66
Preferred Stock Dividends	-	-	-	15
Numerator for diluted income per share - income available to common shareholders after assumed conversions	$1,837	$1,089	$4,828	$2,789
Denominator:
Denominator for basic income per share - weighted-average shares	2,968	2,122	2,714	2,052
Effect of dilutive securities:
Employee stock options	(180)	37	(158)	40
Detachable warrants	461	555	457	542
6% Convertible Debenture	192	547	370	552
Preferred Stock	-	3	-	48
Dilutive potential common shares	473	1,142	669	1,182
Denominator for diluted income per share - weighted-average shares and assumed conversions	3,441	3,264	3,383	3,234
Basic income per common share	$0.62	$0.50	$1.77	$1.32
Diluted income per common share	$0.53	$0.33	$1.43	$0.86

For the three and nine month periods ended September 30, 2012 and 2011, approximately 45,000 and 24,000, respectively, of shares issuable upon exercise of employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
September 30, 2012
Net Sales:
Customer sales	$8,592	$1,645	$9,677	$-	$19,914
Intercompany sales	11	1,910	1,379	(3,300)	-
Total Net Sales	$8,603	$3,555	$11,056	$(3,300)	$19,914

Location profit (loss)	$447	$293	$1,195	$(98)	$1,837

September 30, 2011
Net Sales:
Customer sales	$7,079	$2,423	$1,899	$-	$11,401
Intercompany sales	462	579	951	(1,992)	-
Total Net Sales	$7,541	$3,002	$2,850	$(1,992)	$11,401

Location profit	$717	$269	$93	$(12)	$1,067
As of and for the nine months ended:
September 30, 2012
Net Sales:
Customer sales	$26,030	$5,818	$14,982	$-	$46,830
Intercompany sales	52	4,735	7,350	(12,137)	-
Total Net Sales	$26,082	$10,553	$22,332	$(12,137)	$46,830

Location profit	$2,036	$585	$2,322	$(151)	$4,792

Location assets	$19,053	$10,306	$30,485	$-	$59,844

September 30, 2011
Net Sales:
Customer sales	$18,329	$8,047	$5,099	$-	$31,475
Intercompany sales	462	2,207	5,438	(8,107)	-
Total Net Sales	$18,791	$10,254	$10,537	$(8,107)	$31,475

Location profit	$1,372	$911	$442	$(2)	$2,723

Location assets	$14,654	$10,191	$19,146	$-	$43,991
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

For the three and nine month periods ended September 30, 2012, the Company recorded stock-based employee compensation expense of $13,000 and $71,000, respectively.  For the three and nine month periods ended September 30, 2011, the Company recorded stock-based employee compensation expense of $7,000 and $53,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company granted 21,000 and 23,500 options during the nine month periods ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was approximately $313,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.9 years.

As most options issued under the 2000 Incentive Plan are incentive stock options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 8.	Inventories

A summary of inventory follows:

(In thousands)	September 30,	December 31,
	2012	2011
Raw materials	$12,576	$13,170
Work in progress	3,469	1,709
Finished goods	4,047	3,254
Supplies	927	804
Total Inventories	21,019	18,937
Inventory reserve	(314)	(264)
Net Inventories	$20,705	$18,673
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

At September 30, 2012, we marked these contracts to market, recording $88,000 as a current asset on the consolidated and condensed balance sheet.  For the three and nine month periods ended September 30, 2012, we recorded a net gain on these contracts of $88,000 and $75,000, respectively, as a component of our net income.  For the three and nine month periods ended September 30, 2011, we recorded a net loss of $70,000 and $85,000, respectively, as a component of our net income.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		September 30,	December 31,
Derivative Instrument	Location	2012	2011
Foreign Currency Exchange Contracts	Other Current Assets	$88	$16
		$88	$16

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and nine month periods ended September 30, 2012 and 2011:

		Amount of (Loss) Gain Recognized in Income (In thousands)
	Location of Gain	Three Months Ended		Nine Months Ended
Derivative	(Loss) on Derivative	September 30,		September 30,
Instrument	Instrument	2012	2011	2012	2011
Foreign Currency Exchange Contracts	Other Expense: Gain (loss) on foreign currency exchange rate	$88	$(70)	$75	$(85)
16

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders, engineered fillers and flame retardants used in the manufacture of paints, industrial coatings, plastics and catalysts applications.  We have operations in the U.S., Asia and Europe.

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

Following are our results for the three and nine month periods ended September 30, 2012 and 2011.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET SALES	$19,914	$11,401	$46,830	$31,475
Cost of sales	16,068	9,026	36,127	24,703
GROSS MARGIN	3,846	2,375	10,703	6,772
Technical services and research and development	90	74	273	206
Selling, general and administrative expenses	1,242	1,098	3,825	3,322
Gain on disposal of assets	(6)	-	(6)	-
OPERATING INCOME	2,520	1,203	6,611	3,244
OTHER EXPENSE:
Interest expense	(143)	(139)	(397)	(336)
Gain (loss) on foreign currency exchange rate	(24)	63	(21)	6
Other, net	-	-	1	7
INCOME BEFORE INCOME TAX	2,353	1,127	6,194	2,921
Income tax expense	516	60	1,402	198
NET INCOME	$1,837	$1,067	$4,792	$2,723

Income per common share:
Basic	$0.62	$0.50	$1.77	$1.32
Diluted	$0.53	$0.33	$1.43	$0.86
17

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the three and nine month periods ended September 30, 2012 increased approximately $8,513,000 or 75% and $15,355,000 or 49%, respectively, as compared to the same three and nine month periods of 2011 when we experienced increases in our consolidated net sales of $3,858,000 or 51% and $9,148,000 or 41%, respectively.

Following is a summary of our consolidated products sales for the three and nine month periods ended September 30, 2012 and 2011 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2012		2011		Variance		2012		2011		Variance
HITOX	$3,914	20%	$5,352	47%	$(1,438)	-27%	$15,232	33%	$14,072	44%	$1,160	8%
ALUPREM	3,664	18%	3,680	32%	(16)	0%	11,726	25%	10,645	34%	1,081	10%
BARTEX	1,787	9%	1,132	10%	655	58%	4,711	10%	2,944	9%	1,767	60%
HALTEX	917	4%	759	7%	158	21%	2,819	6%	2,385	8%	434	18%
TIOPREM	623	3%	342	3%	281	82%	1,377	3%	1,119	4%	258	23%
SYNTHETIC RUTILE	8,862	45%	-	0%	8,862	N/A	10,410	22%	-	0%	10,410	N/A
OTHER	147	1%	136	1%	11	8%	555	1%	310	1%	245	79%
Total	$19,914	100%	$11,401	100%	$8,513	75%	$46,830	100%	$31,475	100%	$15,355	49%

HITOX sales for the third quarter of 2012 decreased 27% primarily due to a decrease in volume of approximately 44% which was partially offset by an increase in the average selling price of approximately 17%.  The third quarter decrease in sales volumes has been experienced throughout the titanium dioxide (“TiO2”) market as both producers and consumers have been undertaking inventory correction initiatives primarily due to the economic weakness and uncertainty as well as to align production levels and inventories to the current demand levels for TiO2 products.  For the nine month period ended September 30, 2012, HITOX sales increased 8% primarily due to an increase in average selling price of approximately 31% offset by a reduction in volume of approximately 23%.  This compares to an increase of 82% and 57% for the three and nine month periods ended September 30, 2011, respectively, primarily due to the stabilization and recovery in the paint and plastics end markets, as well as a tight supply of commodity TiO2 which resulted in an increase in volume and average selling price for the nine month period of 33% and 24%, respectively.

ALUPREM sales remained flat during the third quarter of 2012 and increased 10% for the nine month period ended September 30, 2012, as compared to the same periods of 2011 primarily due to an increase in volume of a significant U.S. customer, which was partially offset by a decrease in volume in European sales as this business is being affected by the slowdown in the European economy.  This compares to an increase of 35% and 32% during the same three and nine month periods of 2011, respectively.

BARTEX sales increased 58% and 60% during the three and nine month periods ended September 30, 2012.  For the three and nine month period, an increase in volume represented approximately 51% of the overall sales increase.  This follows an increase of approximately 15% and 5% for the three and nine month periods ended September 30, 2011, respectively.

HALTEX sales increased primarily due to new business for our standard HALTEX and newer OPTILOAD specialty products which are gaining acceptance in the marketplace.  For the three and nine month periods ended September 30, 2012, sales increased 21% and 18%, respectively.  This compares to an increase of 23% and 21% for the same three and nine month periods of 2011, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

TIOPREM sales increased 82% for the three month period ended September 30, 2012, of which approximately 65% related to an increase in volume and 17% to an increase in the average selling price.  Year to date, sales increased approximately 23%.  For the same three and nine month periods of 2011, sales increased 90% and 321%, respectively.

Synthetic Rutile (“SR”) sales represented 45% and 22% of the overall sales for the three and nine month periods ended September 30, 2012, respectively.  There were no SR sales in 2011.  As long as favorable conditions continue in the market for synthetic rutile, the Company plans to continue to sell SR to third parties and is currently exploring opportunities to expand sales to new customers and for applications outside of the pigment market.

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three and nine month periods ended September 30, 2012 and 2011 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2012		2011		Variance		2012		2011		Variance
HITOX	$2,880	34%	$3,369	47%	$(489)	-15%	$9,882	38%	$8,244	45%	$1,638	20%
ALUPREM	2,347	27%	1,547	22%	800	52%	7,104	27%	3,916	22%	3,188	81%
BARTEX	1,787	21%	1,132	16%	655	58%	4,711	18%	2,944	16%	1,767	60%
HALTEX	917	11%	759	11%	158	21%	2,819	11%	2,385	13%	434	18%
TIOPREM	555	6%	154	2%	401	260%	1,038	4%	577	3%	461	80%
OTHER	106	1%	118	2%	(12)	-10%	476	2%	263	1%	213	81%
Total	$8,592	100%	$7,079	100%	$1,513	21%	$26,030	100%	$18,329	100%	$7,701	42%

  HITOX sales decreased 15% for the three month period ended September 30, 2012, primarily due to a decrease in volume of approximately 31% which was partially offset by an increase in selling price of 16%.  U.S. sales decreased approximately 28% while sales in Canada, Mexico and South America increased approximately 17%, 18% and 21%, respectively, as compared to the same period in 2011.  This compares to an increase in the third quarter of 2011 of 72% of which volume and selling price represented 34% and 38%, respectively.  Year to date, HITOX sales increased 20%, primarily related to an increase in the average selling price of 32% offset by a decrease in volume of 12%.  HITOX sales in the U.S., Canada and Mexico increased 14%, 71% and 81%, respectively, while sales in South America decreased 21% as compared to the same nine month period of 2011.  For the nine month period ended September 30, 2011, HITOX sales increased 34%, of which volume and selling price presented 14% and 20%, respectively.

  ALUPREM sales during the third quarter increased 52%, as compared to an increase of 59% during the third quarter of 2011.  Year to date, U.S. ALUPREM sales increased 81%, as compared to an increase of 54% during the same nine month period of 2011.  The year-over-year increases are primarily due to an increase in volume of a significant customer.

·         TIOPREM sales in the U.S. increased 260% and 80% the three and nine month periods ended September 30, 2012, respectively.  For the quarter ended September 30, 2012, volume increased 232% and the average selling price increased 28%.  Year to date, volume increased 52% and selling price increased approximately 28%.  During the same nine month period of 2011, sales increased significantly due primarily to an increase in volume of approximately 148% and an increase in average selling price of approximately 33% as the product gained greater acceptance in the U.S. market.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three and nine month periods ended September 30, 2012 and 2011 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2012		2011		Variance		2012		2011		Variance
ALUPREM	$1,317	80%	$2,133	88%	$(816)	-38%	$4,622	79%	$6,729	83%	$(2,107)	-31%
HITOX	317	19%	231	10%	86	37%	1,142	20%	1,104	14%	38	3%
TIOPREM	11	1%	59	2%	(48)	-81%	54	1%	214	3%	(160)	-75%
Total	$1,645	100%	$2,423	100%	$(778)	-32%	$5,818	100%	$8,047	100%	$(2,229)	-28%

  ALUPREM sales in Europe decreased 38% and 31% for the three and nine month periods ended September 30, 2012, respectively, primarily due to a decrease in volume of 40% for the quarter and 33% year to date.  The decrease in volume is primarily the result of the current weakness in the European economy.  This compares to an increase of 22% during both same the three and nine month periods of 2011.

  HITOX sales in Europe increased 37% during the third quarter of 2012, primarily due to an increase in volume of 14% and an increase in the average selling price of 23%.  For the nine month period ended September 30, 2012, HITOX sales experienced only a modest increase of 3%.  This compares to an increase in sales of 24% and 85% for the same three and nine month periods of 2011, respectively.  For the nine month period ended September 30, 2011, volume increased 33% and selling price increased sales 52%.

·         TIOPREM sales in Europe represented 1% of TPT’s sales during the three and nine month periods ended September 30, 2012.  For the three and nine month periods ended September 30, 2012, sales decreased 81% and 75%, respectively, primarily due to a decline in the European economy.  This follows significant increases in volume during the same three and nine month periods of 2011 as product gained greater acceptance in the European market.  For the same three and nine month periods of 2011, TIOPREM sales increased 181% and 569%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and nine month periods ended September 30, 2012 and 2011 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2012		2011		Variance		2012		2011		Variance
HITOX	$717	7%	$1,752	92%	$(1,035)	-59%	$4,208	28%	$4,724	93%	$(516)	-11%
TIOPREM	57	1%	129	7%	(72)	-56%	285	2%	328	6%	(43)	-13%
SYNTHETIC RUTILE	8,862	92%	-	0%	8,862	N/A	10,410	69%	-	0%	10,410	N/A
OTHER	41	<1%	18	1%	23	128%	79	1%	47	1%	32	68%
Total	$9,677	100%	$1,899	100%	$7,778	410%	$14,982	100%	$5,099	100%	$9,883	194%
  HITOX sales in Asia decreased 59% and 11% for the three and nine month periods ended September 30, 2012, respectively.  For the quarter ended September 30, 2012, a decrease in volume represented 74% of the decline in sales, which was partially offset by an increase in the average selling price of 15%.  Year to date, sales decreased 11% due to decrease in volume of 43% offset by an increase in the average selling price of approximately 32%.  This compares to an increase of 119% and 114% for the same three and nine month periods of 2011, respectively, primarily related to an increase in volume 85% and 92%, respectively, and selling price of 34% and 22%.

  TIOPREM sales in Asia decreased 56% and 13% during the three and nine month periods ended September 30, 2012.  The year-over-year decrease is primarily related to a decrease in volume of 61% and 29%, respectively, offset by an increase in the average selling price of 5% and 16%, respectively.

  SR sales represented 92% and 69% of TMM’s sales for the three and nine month periods ended September 30, 2012.  There were no SR sales in 2011.  As long as favorable conditions continue in the market for synthetic rutile, the Company plans to continue to sell SR to third parties and is currently exploring opportunities to expand sales to new customers and for applications outside of the pigment market.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three month periods ended September 30, 2012 and 2011.

	(Unaudited)
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET SALES	$19,914	$11,401	$46,830	$31,475
Cost of sales	16,068	9,026	36,127	24,703
GROSS MARGIN	$3,846	$2,375	$10,703	$6,772
GROSS MARGIN %	19%	21%	23%	22%

For the three month period ended September 30, 2012, gross margin decreased approximately 2%.  Increases in raw materials and energy costs reduced the gross margin approximately 3%, a temporary reduction in operating efficiencies related to incremental maintenance resulted in a decrease of approximately 4% and the product mix sold during the quarter accounted for a reduction of approximately 3%.  Partially offsetting these negative factors was the impact of an increase in the average selling price of approximately 5%.

For the nine month period ended September 30, 2012, gross margin increased approximately 1%.  Year to date, gross margin increased primarily due to an increase in the selling price of approximately 11%.  Increases in raw materials and energy costs reduced the gross margin approximately 7%, and a reduction in operating efficiencies resulted in a decrease of approximately 3%.

Selling, General, Administrative and Expenses (“SG&A”):

SG&A expense increased approximately 14% during the three month period ended September 30, 2012, primarily due to an increase for bad debt of approximately 7% and professional fees and services of approximately 4%.  For the nine month period ended September 30, 2012, SG&A expenses increased approximately 16%, primarily due to an increase in selling expenses and professional fees and services which increased approximately 4% and 6%, respectively.

Interest Expense:  Net interest expense for the three and nine month periods ended September 30, 2012 increased approximately $4,000 and $61,000, respectively, as compared to the same periods of 2011, primarily due to an increase in our long and short-term financing.

Income Taxes:  For the three and nine month periods ended September 30, 2012, income tax expense consisted of federal income tax expense of approximately $105,000 and $688,000, respectively; state income tax expense of approximately $3,000 and $8,000, respectively; and foreign deferred tax expense of approximately $408,000 and $706,000, respectively.  For the three and nine month periods ended September 30, 2011, income tax expense consisted of federal income tax expense of $6,000 and $18,000, respectively; state income tax expense of $2,000 and $4,000, respectively; and foreign deferred tax expense of $52,000 and $176,000, respectively.  For the year ended December 31, 2012, taxes are based on an estimated annualized consolidated effective tax rate of 22.7%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	September 30,	December 31,
	2012	2011
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at September 30, 2012, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,404	$1,680
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at September 30, 2012, due April 1, 2013, secured by a Caterpillar front-end loader.	16	35
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at September 30, 2012, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€304)	390	413
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at September 30, 2012, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€304)	390	412
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at September 30, 2012, due July 31, 2015, secured by TPT's assets. (€121)	155	205
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at September 30, 2012, due July 5, 2014, secured by TPT's assets. (€393)	505	736
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at September 30, 2012, due March 1, 2015, secured by TMM's property, plant and eqiupment. (RM 2,365)	774	-
Total	3,634	3,481
Less current maturities	818	813
Total long-term debt and notes payable - financial institutions	$2,816	$2,668

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”).  On March 1, 2012, the Company entered into the first amendment to the Agreement with the Lender which increased the Line from $1,000,000 to $2,000,000 and extended the maturity date from July 1, 2012 to October 15, 2013.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At September 30, 2012, the Company had $1,750,000 borrowed on the Line at a rate of 5.50%.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At September 30, 2012, the ratio of cash flow to debt service was 6.93 to 1.0.

Netherlands Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.419%), is secured by TPT’s accounts receivable and inventory.  At September 30, 2012, TPT had utilized €743,000 ($954,000) of its short-term credit facility.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Malaysian Operations

On May 21, 2012, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2012 to April 30, 2013.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; (3) a foreign exchange contract limit of RM 5,000,000 ($163,000, $2,113,000 and $1,635,000, respectively); and a term loan of RM 3,500,000 of which RM 2,365,000 had been drawn as of September 30, 2012 ($1,145,000 and $774,000, respectively).

On June 1, 2011, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to April 30, 2012.  TMM is currently negotiating an extension to the maturity date with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($327,000, $3,042000, $392,000 and $8,178,000, respectively).  At September 30, 2012, the outstanding balance on the line of credit was RM 700,000 ($229,000) at a current interest rate of 4.18% and RM 5,143,000 ($1,683,000) was outstanding on the foreign exchange contract at a current interest rate of 2.98%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2012, the outstanding balance on the ECR facilities was RM 7,130,000 ($2,332,000) at a current interest rate of 5.0%.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $1,823,000 for the nine months ended September 30, 2012 as compared to a decrease of $452,000 for the nine months ended September 30, 2012.

	(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2012	2011
Net cash provided by (used in)
Operating activities	$(1,842)	$(1,329)
Investing activities	(3,060)	(2,733)
Financing activities	3,010	3,808
Effect of exchange rate fluctuations	69	(198)
Net decrease in cash and cash equivalents	$(1,823)	$(452)

Operating Activities

Operating activities used $1,842,000 in cash during the first nine months of 2012 as compared to $1,329,000 during the same period of 2011.  Following are the major changes in working capital affecting cash used by operating activities for the nine month period ended September 30, 2012:

  Accounts Receivable:  Accounts receivable increased $9,499,000 as compared to an increase of $1,880,000 for the same period in 2011.  The increase in accounts receivable is primarily due the sale of SR to a third party by TMM during the third quarter of 2012.  TMM’s accounts receivable increased $8,488,000 for the nine month period ended September 30, 2012.  Accounts receivable increased $1,274,000 at the Corpus Christi operation and decreased $263,000 at TPT.
  Inventories: Inventories increased $1,601,000 as compared to an increase of $4,142,000 for the same period in 2011.  Inventories at the Corpus Christi operation increased $1,151,000 primarily related to an increase in raw materials.  TMM’s increased approximately $255,000 primarily related to an increase in SR feedstock.  TPT’s increased approximately $195,000 primarily due to an increase in raw materials.
  Other Current Assets:  Other current assets increased $788,000 as compared to an increase of $478,000 for the same period in 2011.  Prepaid expenses at the Corpus Christi operation and TMM increased $655,000 and $183,000, respectively, primarily due to deposits on inventory and equipment.  TPT’s prepaid expenses decreased $50,000 primarily due to the timing of a tax refund.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $2,684,000, as compared to an increase of $643,000 for the same period in 2011.  Accounts payable and accrued expenses at the Corpus Christi operation increased $495,000, primarily related to the timing of raw material purchases; TPT’s accounts payable and accrued expenses increased $408,000, primarily related to capital expenditures and TMM’s accounts payable and accrued expenses increased $1,781,000, primarily relating to raw materials for the production of SR and capital expenditures.
26

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $3,060,000 in investing activities during the first nine months of 2012 primarily for the purchase of fixed assets as compared to $2,733,000 during the same period 2011.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $1,068,000 primarily related to capital maintenance and production equipment, as compared to $328,000 for the same period in 2011.
  Netherlands Operation:  We invested approximately $1,161,000 at TPT for production equipment, as compared to $2,162,000 for the same period in 2011.
  Malaysian Operation:  We invested approximately $831,000 at TMM related to capital maintenance and production equipment, as compared to $243,000 for the same period in 2011.

Financing Activities

Financing activities provided $3,010,000 during the nine month period ended September 30, 2012 as compared to $3,808,000 for the same period 2011.  Significant factors relating to financing activities include the following:

  Lines of Credit:  Our domestic line of credit increased $1,750,000 during the nine month period ended September 30, 2012.  Borrowings on TPT’s line of credit increased $255,000.  TMM’s line of credit decreased $349,000.  The funds were primarily used for working capital.  Our lines of credit increased $339,000 during the same period of 2011.
  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR increased $1,032,000 during the nine month period ended September 30, 2012 for working capital related to the production of SR, as compared to an increase of $2,428,000 for the same period in 2011.
  Capital Leases:  Capital leases increased approximately $5,000 during the first nine months of 2012 primarily due to two new leases at TPT, as compared to a decrease of approximately $44,000 for the same period in 2011.
  Long-term Debt – Financial Institutions:  Long-term debt increased approximately $169,000 during the nine month period ended September 30, 2012.  Long-term debt at TMM increased $774,000 primarily related to capital improvements for the SR production plant.  Long-term debt decreased $295,000 and $310,000 at the U.S. Operation and TPT, respectively.  This compares to an increase in long-term debt of approximately $509,000 for the same period in 2011.
  Proceeds from Issuance of Common Stock:  We received $148,000 from the issuance of common stock during the first nine months of 2012 related to the exercise of stock options.  For the same nine month period of 2011, we received $606,000 from the issuance of common stock, of which $425,000 related to the exercise of warrants and $181,000 to the exercise of stock options.
  Preferred Stock Dividends:  We paid dividends of $30,000 on our Series A convertible preferred stock for the nine month period ended September 30, 2011; however, no dividends were paid during the same period of 2012 as the outstanding Series A convertible preferred stock was converted to common stock during 2011.
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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	October 31, 2012	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	October 31, 2012	BARBARA RUSSELL Barbara Russell Chief Financial Officer
29