Form 10-K
period 2012-12-31
TOR MINERALS INTERNATIONAL INC
filed 2013-03-07
CIK 842295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer  ☐             Non-accelerated filer  ☐              Smaller reporting company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The aggregate market value of the common stock, the Registrant's only common equity, held by non-affiliates of the registrant (based upon the closing sale price of the registrant's Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2012) was approximately $22,065,000.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2013, there were 2,986,845 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

Asian Operation

We acquired our Asian operation, TOR Minerals Malaysia, Sdn. Bhd. ("TMM"), in 2000.  Located in Ipoh, Perak, Malaysia, close to the port of Lumut, TMM is a processor of ilmenite, upgrading it to SR.  This material is the basic raw material for the production of HITOX and TIOPREM, but is also used as feed stock for white TiO2 and used as a component in welding rod flux.  The site has its own processing lines to manufacture HITOX and TIOPREM.  The sales team and the quality assurance laboratory for Asia are located at the offices in Ipoh.

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

HITOX

Our principal product, HITOX, a light buff-colored titanium dioxide pigment, is made from SR.  Titanium dioxide is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products.  Titanium dioxide, or TiO2, gives opacity and color to end products.  Most TiO2 is white; however, HITOX is a unique color pigment that is beige.  HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other more costly color pigments and some of the white TiO2.  HITOX pigments are used by major international paint and plastics manufacturers.  Uses include architectural and industrial paints, primers, metal finishes and coatings, caulks and sealants, floor tiles and plastic profiles, sheets and film.

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

HALTEX features high purity and engineered particle sizing for optimum physical properties.  The quality of our HALTEX is suitable for a broad range of technical applications including a wide variety of thermoset composites, SMC (sheet molding compounds) /BMC (bulk molding compounds),  thermoplastic profiles, electrical wire and cable insulation, mining conveyor belts, specialty coatings as well as adhesives and sealants.

In 2008 we introduced and began commercial sales of a new line of low viscosity ATH products under the name OPTILOAD.  OPTILOAD allows for increased ATH loadings (compared to standard products) into SMC and other thermoset compounds to meet higher levels of flame retardant and smoke suppressant behavior.  TOR Minerals foresees a growing demand for OPTILOAD products in line with more stringent flame retardant/smoke suppressant legislative regulations as well as for substitution of halogenated flame retardants like bromine, which are undergoing increasing legislative scrutiny due to concerns with toxicity and high smoke in flame conditions.

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

Historically, we have purchased our ilmenite ore in Malaysia.  However, as the remaining stockpiles around Malaysia have started depleting, we have started purchasing ilmenite from various other suppliers throughout the world.  As a result, our average price paid for the ilmenite has increased approximately 56% during 2012 following an increase of 118% in 2011.

HITOX / TIOPREM:  SR, produced from TMM's Malaysian SR plant, is the primary raw material used in the production of HITOX and TIOPREM.  TMM is the Company's sole supplier of SR.  The cost of SR increased approximately 42% in 2012 and approximately 56% in 2011, primarily due to an increase in the cost of ilmenite and energy.  Other than TMM, there is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for SR from this alternative source, we would not be able to produce HITOX and TIOPREM, which would adversely affect our business.

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases ATH from various suppliers in Europe.  The average prices for ATH remained stable in both 2012 and 2011.

BARTEX / BARYPREM:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce BARTEX and BARYPREM.  The average price for this grade of barites remained stable in both 2012 and 2011.

HALTEX / OPTILOAD:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of four suppliers located in the U.S.  The average price for the Bayer grade aluminum remained stable in both 2012 and 2011.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Electricity is the predominate source of energy at each of our three operations.  In addition, natural gas is used as a source of energy in Corpus Christi and fuel oil is used at TMM in the production of SR.  In Corpus Christi, the average price of electricity was unchanged during 2012 following a decrease of approximately 21% in 2011; and, the average price of natural gas decreased approximately 32% and 6% in 2012 and 2011, respectively.  Average energy prices at TMM for electricity remained stable in both 2012 and 2011; and the average price of fuel oil was relatively unchanged during 2012 following an increase of approximately 38% in 2011.  Energy prices at TPT, primarily electricity, remained stable in both 2012 and 2011.

Research and Development / Technical Services

Our expenditures for research and development and technical services remained relatively unchanged during both 2012 and 2011.  We conduct our research and technical service primarily at our facilities in Corpus Christi and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

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

Customers

Our end-use customers include companies in the paints, coatings, plastics and catalyst industries.  For the years ended December 31, 2012, 2011 and 2010, BASF Corporation represented 17%, 14%, and 13%, respectively, of our total consolidated sales and the Tioxide Europe Ltd. Corporation represented 16% of our 2012 consolidated sales.

Geographic Distribution

We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  For the year ended December 31, 2012, the United Kingdom represented 33% of our sales outside the U.S.  No individual country accounted for 10% or more of our sales outside the U.S during 2011 or 2010.  Sales to external customers are attributed to geographic area based on country of distribution.

A summary of the Company's sales by geographic area is presented below:

(In thousands)	2012		2011		2010
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$27,193	48%	$20,241	49%	$15,982	52%
Canada, Mexico & South/Central America	5,759	10%	4,187	10%	3,401	11%
Pacific Rim	7,073	12%	6,321	16%	3,177	10%
Europe, Africa & Middle East	16,628	30%	10,272	25%	8,456	27%
Total Sales	$56,653	100%	$41,021	100%	$31,016	100%

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

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of March 6, 2013, we did not have a significant backlog of customer orders.

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

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products.  Seven of TOR's products, HITOX (4/30/2015), ALUPREM (7/29/2023), HALTEX (7/28/2022), BARTEX (2/24/2017), TIOPREM (8/5/2018), OPTILOAD (10/27/2019), and BARYPREM® (8/30/2016), are marketed under names which have been registered with the United States Patent and Trademark Office.  Expiration dates are shown in parenthetical phrases following each product.  Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2012, our U.S. operation had 40 full-time employees, our European operation employed 33, and our Asian operation had 119 employees, of which 52 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all our employees are good.

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

Ø     Our foreign debt is subject to subjective acceleration provisions and demand provisions that allow our lending institutions to accelerate payment at any time.  If our foreign debt were accelerated under the demand provisions, our working capital and financial condition would be severely impacted.

Our subsidiaries have loan agreements with banks in Malaysia and The Netherlands that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia and The Netherlands for such facilities.  At December 31, 2012, our foreign debt consisted of $2,503,000 under the short-term credit facilities and $2,250,000 under the term loans and financial lease agreements.

If demand is made by the banks, we will require additional debt or equity financing to meet our working capital and operational requirements and to refinance our maturing or demanded indebtedness.  Should we find it necessary to raise additional funds, we may find that such funds are either not available or available only on terms that are unattractive in terms of shareholders' interest, or both, and if this debt could not be repaid or refinanced, the banks could foreclose and sell our foreign operations, which the banks hold as collateral security for these loans, and pursue collection against our guarantees of such loans which would adversely affect our financial condition and liquidity.

Ø     Our business is affected by global economic factors including risks associated with declining economic conditions.

Our financial results are substantially dependent upon overall economic conditions in the United States, the European Union and Asia.  Declining economic conditions in any or all of these locations - or negative perceptions about economic conditions - could result in a substantial decrease in demand for our products and could adversely affect our business.  Recent adverse economic conditions in the European Union have adversely affected the sales of our products in this geographic region.  See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Results of Operations-European Operations."

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

Ø     Costs of raw materials and energy have resulted, and may continue to result, in increased operating expenses and reduced results of operations.

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

Historically, we have purchased our ilmenite ore in Malaysia.  However, as the remaining stockpiles around Malaysia have started depleting, we have started purchasing ilmenite from various other suppliers throughout the world.  As a result, our average price paid for the ilmenite has increased approximately 56% during 2012 following an increase of 118% in 2011.

Ø     Climate change poses both regulatory and physical risks that could adversely impact our results of operations.

In addition to the possible direct economic impact that climate change could have on us, climate change regulation could significantly increase our costs.  Energy costs are a significant component of our overall costs, and climate change regulation may result in significant increases in the cost of energy.

Ø     We have one primary source for SR and, if that source was not available, we could not produce HITOX or TIOPREM.

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX and TIOPREM.  If supplies of SR from TMM are interrupted and we are unable to arrange for this alternative source, this could result in our inability to produce these products which accounted for approximately 36% of our sales for the year ended December 31, 2012.

Ø     We are dependent on a limited number of customers and could experience significant revenue reductions if they use alternative sources.

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for approximately 49% of our consolidated sales revenues in 2012 and 40% of our consolidated sales revenues in 2011.  As a result, a decrease in sales volume of any one of our top 10 customers could have a material impact on our business, operating results, and financial condition.  For the year ended December 31, 2012, the BASF Corporation and Tioxide Europe Ltd represented approximately 17% and 16%, respectively, of our total consolidated sales and the loss either of these customers could have a material impact on our business, operating results and financial condition.

Ø     Foreign currency fluctuations could adversely impact our financial condition.

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

Ø     We borrow funds from time to time from members of our board of directors for working capital purposes.

In the past, we have had to borrow funds from members of our board of directors for working capital purposes.  We most likely will require additional working capital loans in the future, but it is also possible that such loans from our board members would not be available because they have made no commitment to provide additional loans.

Ø     We are required to make estimates and assumptions that may differ from actual results.

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

Ø     Our competitors are established companies that have greater experience than us in a number of crucial areas, including manufacturing and distribution.

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

Ø   The Company is subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

The Company's business involves the storage and transmission of the Company's and its customers' and suppliers' proprietary information, and security breaches could expose it to a risk of loss or misuse of this information, litigation and potential liability. A number of companies have disclosed security breaches, some of which have involved intentional attacks. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at the Company, its customers, or both. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of the Company's security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A person who is able to circumvent the Company's security measures could misappropriate the Company's or its customers' and suppliers' proprietary information, cause interruption in its operations, damage its computers or those of its users, or otherwise damage its reputation and business. Any compromise of security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company's reputation, and a loss of confidence in its security measures, which could harm its business.

The Company's servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including "denial-of-service" type attacks. The Company may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by the Company or by persons with whom it has commercial relationships that result in the unauthorized release of its users' personal information, could damage its reputation and expose it to a risk of loss or litigation and possible liability.

Ø     Our U.S. operation is located on the Gulf of Mexico coastline and could be adversely affected by hurricanes.

We may be subject to work stoppages for hurricanes, particularly during the period ranging from June to November.  If a hurricane is severe and our Corpus Christi plant incurs heavy damage and prolonged downtime, which may not be fully covered by insurance, our financial results would be adversely affected.

Ø     Doing business in foreign countries carries certain risks that are not found in doing business in the U.S.

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

United States Operation

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM.  During 2012, the Corpus Christi plant operated at approximately 70% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own.  The lease payment is subject to adjustment every five years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

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

The Corpus Christi plant and improvements are encumbered by a lien held by American Bank.  (See "Liquidity - United States Operation" on page 27).

European Operation

Our European Operation, TPT, is located in Hattem, The Netherlands, near the major shipping port of Rotterdam.  TPT, which completed an expansion of their ALUPREM production capacity in late 2011, operated at approximately 85% of capacity in 2012.  The factory site, which the Company owns, was expanded in 2004 from approximately one acre to two acres and consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building which was purchased in July 2004, and a 10,000 square foot warehouse with a loading dock which was purchased in January 2005.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See "Liquidity - European Operation" on page 28).

Asian Operation

Our Asian Operation, TMM, operates the SR manufacturing plant in Ipoh, Malaysia, and is close in proximity to the present source of their major raw material - ilmenite.  The plant site has 38 acres of land that TMM has a commitment to use through 2074.  The TMM plant operated at approximately 70% of capacity in 2012.

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

Market for Common Equity

Our Common Stock trades on the NASDAQ Capital Market under the symbol: "TORM".  The table below sets forth the high and low sales prices for our Common Stock for the periods indicated, according to NASDAQ.  On March 1, 2013, the closing trading price of our Common Stock was $11.25 and 10,028 shares were traded.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2012	High	$17.200	$18.910	$17.050	$14.850
	Low	14.510	14.550	13.410	10.670
2011	High	$21.690	$20.250	$18.730	$15.660
	Low	8.480	14.580	11.780	10.830
2010	High	$5.100	$8.440	$8.620	$13.040
	Low	2.550	4.500	5.380	5.930

No cash dividends have ever been paid on our Common Stock.  We currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of shareholders of record of TOR's Common Stock as of March 1, 2013 was 48.

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

Item 6.	Selected Financial Data
(in thousands, except per share data)	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
NET SALES	$56,653	$41,021	$31,016	$24,193	$25,304
Cost of sales	44,673	31,727	24,258	20,382	22,032
GROSS MARGIN	11,980	9,294	6,758	3,811	3,272
Technical services and research and development	384	287	254	200	244
Selling, general and administrative expenses	5,029	4,639	3,701	3,215	4,673
Goodwill impairment	-	-	-	-	1,976
Loss on assets held for sale	-	-	-	-	679
(Gain) loss on disposal of assets	(6)	(1)	-	35	98
OPERATING INCOME (LOSS)	6,573	4,369	2,803	361	(4,398)
OTHER INCOME (EXPENSE):
Interest income	-	-	-	2	2
Interest expense	(471)	(471)	(439)	(558)	(524)
(Loss) gain on foreign currency exchange rate	(50)	(23)	(60)	59	(38)
Other, net	-	9	-	4	15
INCOME (LOSS) BEFORE INCOME TAX	6,052	3,884	2,304	(132)	(4,943)
Income tax expense	1,024	48	16	4	19
NET INCOME (LOSS)	$5,028	$3,836	$2,288	$(136)	$(4,962)
Less: Preferred Stock Dividends	-	16	60	60	60
Basic Income (Loss) Available to Common Shareholders	$5,028	$3,820	$2,228	$(196)	$(5,022)
Plus: 6% Convertible Debenture Interest Expense	22	87	90	-	-
Plus: Preferred Stock Dividends	-	16	-	-	-
Diluted Income (Loss) Available to Common Shareholders	$5,050	$3,923	$2,318	$(196)	$(5,022)

Income (loss) per common shareholder:
Basic	$1.81	$1.84	$1.17	$(0.10)	$(3.19)
Diluted	$1.49	$1.21	$0.83	$(0.10)	$(3.19)
Weighted average common shares outstanding:
Basic	2,781	2,079	1,904	1,891	1,576
Diluted	3,394	3,235	2,785	1,891	1,576

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,799	$3,381	$2,559	$1,002	$191
Working capital	21,105	17,713	12,526	7,587	5,559
Total assets	54,446	47,967	37,171	32,876	34,337
Total long-term debt and capital leases	3,563	4,761	4,620	3,223	3,693
Shareholders' equity	40,728	26,878	26,878	23,215	22,515

*      The income (loss) per common shareholder and the weighted average common shares outstanding for the years ended December 31, 2009 and 2008  have been adjusted to reflect the one-for-five reverse stock split which was effective February 19, 2010.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

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

Approximately 52% of the 2012 sales are outside of the United States.  Of these sales, approximately 26% are in currencies other than the U.S. Dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the U.S. Dollar.  (See "Foreign Operations - Impact of Exchange Rate" on page 32).

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Following are our results for the years ended December 31, 2012, 2011 and 2010.

(In thousands, except per share amounts)	Year Ended December 31,
	2012	2011	2010
NET SALES	$56,653	$41,021	$31,016
Cost of sales	44,673	31,727	24,258
GROSS MARGIN	11,980	9,294	6,758
Technical services and research and development	384	287	254
Selling, general and administrative expenses	5,029	4,639	3,701
Gain on disposal of assets	(6)	(1)	-
OPERATING INCOME	6,573	4,369	2,803
OTHER INCOME (EXPENSES):
Interest expense	(471)	(471)	(439)
Loss on foreign currency exchange rate	(50)	(23)	(60)
Other, net	-	9	-
INCOME BEFORE INCOME TAX	6,052	3,884	2,304
Income tax expense	1,024	48	16
NET INCOME	$5,028	$3,836	$2,288
Less: Preferred Stock Dividends	-	16	60
Basic Income Available to Common Shareholders	$5,028	$3,820	$2,228
Plus: 6% Convertible Debenture Interest Expense	22	87	90
Plus: Preferred Stock Dividends	-	16	-
Diluted Income Available to Common Shareholders	$5,050	$3,923	$2,318
Income per common share:
Basic	$1.81	$1.84	$1.17
Diluted	$1.49	$1.21	$0.83

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Management Outlook for the Future:

We are a niche specialty mineral company.  Our strategy is to continue to bring new, high-value added products to market while improving efficiencies and lowering our costs.  We seek to manage risks of the cyclical industry in which we operate through our geographic and product diversification, as well as the vertical integration of our TiO2 business. Having operations on three continents gives us geographic diversification and affords us the flexibility of possibly offsetting weakness in one area of the world by increasing sales in other areas.  Vertical integration of our TiO2 business, though our control of our SR used in our TiO2 products, also gives us greater control over our cost structure and the flexibility to optimize the margin from our production capacity.

Going forward, our focus will continue to be on the development of new mineral products that are capable of being marketed as premium products with enhanced performance characteristics, as compared to commodity products, at competitive prices.  The high-value added characteristics of these products typically generate a higher margin than many commodity products.

In the past several years, we have become a leading provider of ultra-white and high-purity fire retardant fillers across Europe.  In addition, we have introduced new specialty aluminas for applications outside of the plastics markets.  Despite headwinds in Europe, these products showed year-over-year revenue growth of 8% during 2012.

TIOPREM is our newest titanium dioxide ("TiO2") based pigment product.  It replaces a portion of the high cost ingredients in plastics and specialty coatings formulations, meets or exceeds performance standards, and typically can save customers 10% to 20% versus current standard formulations.  TIOPREM sales increased to approximately $1.8 million during 2012, representing a 23% increase from 2011.  We now have a growing number of customers with regular production orders for TIOPREM and we are beginning to commercialize our next generation product that has application in high gloss coatings.

While we experienced revenue growth in all of our major product groups during 2012, we faced strong headwinds in the TiO2 pigment market and experienced decreased volumes in both our HITOX and TIOPREM products.  Based on conversations with customers and comments from other industry participants, we believe the decline in TiO2 volumes is an industry-wide issue and mostly related to customers clearing out excess inventories to be more in line with end-market demand.  We expect these trends are likely to persist at least through the first half of calendar 2013 and will likely continue to affect both volumes and pricing for our TiO2 pigments and third-party sales of SR for the next several quarters.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

While our TiO2 colored pigment business is correlated to trends in the commodity TiO2 market, there are several reasons why we believe our business has the potential to outperform the broader market for TiO2 products over the next several years, regardless of trends with the commodity producers.  First, we are an integrated manufacturer and produce our own high-grade synthetic rutile for use by us in making our TiO2 .products.  We also market our SR to other companies.  While there is currently weakness in the market for SR, we have been in trials and are developing relationships with several customers in an effort for TOR to become a long-term strategic supplier of SR to others.  If successful, these relationships could provide additional revenue streams at attractive margins for TOR.  Second, we sell colored TiO2 pigments, which are considered partial substitutes for commodity TiO2, as well as typically more expensive color pigments and can save customers 10% to 20% versus the standard formulation.  Past experience has shown us that when TiO2 prices rise or when TiO2 is in shortage, the substitute effect drives an even greater demand for our TiO2 specialty products.  Due to our unique, low-cost processing, we expect to continue to offer products at a substantial cost savings versus standard TiO2 and the incentive for customers to reformulate using our products will remain.  The third reason is that once our products are designed into customer formulations, they cannot be easily substituted for commodity TiO2.  Although this tends to produce longer sales cycles, it also has the potential to create enduring customer relationships with somewhat recurring revenue streams.

Costs for ilmenite ore, the raw material used in our TiO2 based products, have increased substantially during the past few years.  While we were able to offset increases in our raw material costs in 2011 and 2012 with price increases and greater production efficiencies, near-term weakness in the TiO2 markets is likely to lead to lower pricing for our TiO2 products for the next several quarters.  We expect to continue to offset a portion of our increasing costs with production efficiencies, however, increasing raw material and energy costs, lower prices for our products and lower utilization are likely to have an adverse effect on the profitability of our TiO2 products during 2013.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Results of Operations

Net Sales:  Consolidated net sales for 2012 increased approximately 38% compared with 2011.  The increase in net sales was primarily due to the continued tightened supply of titanium dioxide ("TiO2") for the first half of 2012 as global customer demand for TiO2 exceeded supply through the first part of 2012, as well as the successful introduction of new products.  Overall, the increase in volume and selling price represented approximately 26% and 14%, respectively, of the increase and the negative impact of foreign currency exchange fluctuations represented an approximate 2% decrease in the growth of consolidated sales in 2012.

In 2012, we sold $10.4 million of SR from our Malaysia SR plant as compared to no sales of SR in 2011.  The sales in 2012 of SR contributed approximately 66% of the increase in our consolidated net sales in 2012 over 2011.  We do not anticipate selling any SR to third parties during the first half of 2012.  However, we are currently in discussions with several potential customers regarding long-term SR sales contracts.  If we are not able to secure new SR sales in 2013 and this would significantly decrease our sales revenue as compared to 2012.

Consolidated net sales for 2011 increased approximately 32% compared with 2010.  The increase in net sales was primarily due to the tightened supply of TiO2 as global customer demand exceeded supply in 2011, the stabilization and recovery of the paint and plastic end markets and successful introduction of new products, all of which led to an increase in volume and a growth in our global customer base.  Overall, the increase in volume, selling price and impact of foreign currency exchange fluctuations represented approximately 20%, 11% and 1%, respectively, in the growth of consolidated sales in  2011.

Following is a summary of our consolidated products sales for 2012, 2011 and 2010 (in thousands), excluding inter-company sales:

Product	2012		2011		2010
HITOX	$18,453	33%	$17,538	43%	$12,080	39%
ALUPREM	15,533	27%	14,368	35%	11,608	37%
BARTEX	6,076	11%	4,092	10%	3,761	12%
HALTEX / OPTILOAD	3,662	7%	3,093	7%	2,634	9%
TIOPREM	1,799	3%	1,460	4%	515	2%
SR	10,410	18%	-	0%	-	0%
OTHER	720	1%	470	1%	418	1%
Total	$56,653	100%	$41,021	100%	$31,016	100%

Ø  HITOX sales increased approximately 5% worldwide in 2012 primarily due an increase in average selling price of approximately 26% offset by a reduction in volume of approximately 21%.  HITOX sales volume decreased during the second half of 2012 as a result of reduced demand.  The third and fourth quarter decrease in sales volumes has been experienced throughout the TiO2 market as both producers and consumers have been undertaking inventory correction initiatives primarily due to the economic weakness and uncertainty as well as to align production levels and inventories to the current demand levels for TiO2 products.  It is estimated that this decline in volume will continue at least into the second quarter of 2013.  Geographically, HITOX sales increased at the U.S. and European operations approximately 14% and 7%, respectively, and sales at the Asian operation decreased approximately 11% as compared to the year ended December 31, 2011.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

In 2011, HITOX sales increased approximately 45% worldwide primarily due to a tight supply of commodity TiO2 as global customer demand exceeded supply and as the result of a stabilization and recovery in the paint and plastics end markets.  Geographically, in 2011 our HITOX sales increased at each of our three operations.  Sales at the U.S. operation increased 28%, the European operation increased 67% and the Asian operation increased 86% as compared to sales in 2010.  The consolidated increase in volume, selling price and impact of foreign currency exchange fluctuations represented approximately 22%, 20% and 3%, respectively, in the 2011 growth of consolidated HITOX sales.

Ø  ALUPREM sales increased approximately 8% worldwide in 2012 primarily due to an increase in the sales volume of our specialty grade ALUPREM of approximately 11% which was partially offset by the negative impact of the foreign currency exchange fluctuations of approximately 3%.  The increase in volume is primarily due to purchase by a significant U.S. customer, which was partially offset by a decrease in volume in European sales as European sales are being adversely affected by the slowdown in the European economy.

In 2011, ALUPREM sales increased approximately 24% worldwide primarily due to an increase in volume, selling price and the positive impact of foreign currency exchange fluctuations represented approximately 19%, 4% and 1%, respectively

Ø  BARTEX sales increased approximately 48% in 2012 primarily due to an increase volume and in selling price of approximately 39% and 9%, respectively.  In 2011, BARTEX increased approximately 9% primarily due to an increase in selling price and volume of 7% and 2%, respectively

Ø  HALTEX/OPTILOAD sales increased approximately 18% and 17% in 2012 and 2011, respectively.  The year over year increase is primarily related to an increase in volume in both our standard HALTEX and newer OPTILOAD specialty products which are gaining greater acceptance in the marketplace.

Ø  TIOPREM sales increased approximately 23% in 2012 primarily due to an increase in selling price and volume of 21% and 4%, respectively, which was partially offset by the negative impact of the foreign currency fluctuations of 2%.  In 2011, TIOPREM sales increased approximately 183% of which volume, selling price and the impact of the foreign currency fluctuations represented 156%, 24% and 3%, respectively.

Ø  Synthetic Rutile ("SR") sales represented 18% of the total consolidated sales for 2012.  There were no SR sales in 2011.  The Company plans to continue to market SR to third parties and is currently exploring opportunities to expand sales to new customers and for applications outside of the pigment market.  The sales of SR contributed approximately 66% of the increase in consolidated net sales for 2012 over 2011.

Ø  Other Product sales increased approximately 53% in 2012 primarily relating to an increase in volume in the U.S. market; whereas, the 2011 increase of 12% was primarily related to an increase in volume in the Asian market.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

United States Operation

Following is a summary of net sales for our U.S. operation for 2012, 2011 and 2010 (in thousands).  All inter-company sales have been eliminated.

Product	2012		2011		2010
HITOX	$11,993	36%	$10,546	43%	$8,237	42%
ALUPREM	9,613	30%	5,740	23%	4,134	21%
BARTEX	6,076	18%	4,092	17%	3,761	19%
HALTEX / OPTILOAD	3,662	11%	3,093	13%	2,634	14%
TIOPREM	1,299	4%	748	3%	420	2%
OTHER	620	1%	340	1%	394	2%
Total	$33,263	100%	$24,559	100%	$19,580	100%

Ø  HITOX sales increased approximately 14% in 2012 of which approximately 26% relates to increased selling price offset by a decrease in volume of approximately 12%.   As noted previously, HITOX sales volume decreased during the second half of 2012 as both producers and consumers have taken inventory correction initiatives primarily due to the economic weakness and uncertainty as well as to align production levels and inventories to the current demand levels for TiO2 products.  It is estimated that this decline in volume will continue at least into the second quarter of 2013.

In 2011, HITOX sales increased approximately 28%, of which approximately 25% relates to increased selling price and 3% to an increase in volume.  The increase in HITOX selling price and volume was primarily due to the tightened supply of TiO2 in 2011 as global customer demand exceeds supply.

Ø  ALUPREM sales increased approximately 68% in 2012 as compared to an increase of 39% in 2011 The year-over-year increases are due to an increase in sales to a significant U.S. customer.

Ø  TIOPREM sales increased approximately 74% in 2012 primarily due to a change in volume of 41% and selling price of 33%, respectively.  The 2011 increase in TIOPREM sales of approximately 78% was due to an increase in volume.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

European Operation

Our subsidiary in The Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our U.S. operation for distribution to our North American customers.  TPT purchases HITOX from our Asian operation for distribution in Europe.  The following table represents TPT's sales (in thousands) for 2012, 2011 and 2010 to third party customers.  All inter-company sales have been eliminated.

Product	2012		2011		2010
ALUPREM	$5,920	78%	$8,628	84%	$7,474	90%
HITOX	1,494	20%	1,391	13%	834	10%
TIOPREM	164	2%	329	3%	43	<1%
Total	$7,578	100%	$10,348	100%	$8,351	100%

Ø  ALUPREM sales decreased approximately 31% in 2012 primarily due to a decrease in volume, selling price and the negative impact of the foreign currency fluctuation of 27%, 1% and 3%, respectively.  The decrease in European sales volume is primarily related to the slowdown in the European economy.

In 2011, ALUPREM sales increased approximately 15% of which approximately 9% relates to increased selling price, 5% increased volume and 1% due to the favorable impact of the foreign currency exchange fluctuations as the Euro gained strength against the U.S. Dollar as compared to 2010.

Ø  HITOX sales increased approximately 7% in 2012 primarily due to an increase in selling price of 18% which was partially offset by a decrease in volume and the negative impact of the foreign currency fluctuations of 10% and 1%, respectively.

In 2011, HITOX sales increased approximately 67% primarily due to an increase in volume of 15%, selling price of 46% and approximately 6% due to the positive impact of the foreign currency exchange fluctuations as the Euro gained strength against the U.S. Dollar as compared to 2010.  The increase in HITOX selling price and volume was primarily due to the tightened supply of TiO2 as global customer demand exceeds supply.

Ø  TIOPREM sales decreased approximately 50% in 2012 primarily due to a decrease in volume and the impact of the foreign currency exchange fluctuation of 46% and 6%, respectively, which was partially offset by an increase in selling price of 2%.

In 2011, TIOPREM sales increased 665% as the product gained greater acceptance in the European market place.  The increase represented volume of 336%, selling price of 322% and the impact of the foreign currency exchange fluctuation of 7%.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Asian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our U.S. and European operations.  The following table represents TMM's sales (in thousands) for 2012, 2011 and 2010 to third party customers.  All inter-company sales have been eliminated.

Product	2012		2011		2010
HITOX	$4,966	31%	$5,601	92%	$3,009	97%
TIOPREM	336	2%	383	6%	52	2%
SR	10,410	66%	-	0%	-	0%
OTHER	100	1%	130	2%	24	1%
Total	$15,812	100%	$6,114	100%	$3,085	100%

Ø  HITOX sales decreased approximately 11% in 2012 primarily due to a decrease in volume and the negative impact of the foreign currency exchange fluctuations of approximately 40% and 1%, respectively, which was partially offset by an increase in selling price of 30%.

In 2011, HITOX sales increased approximately 86% primarily due to an increase in volume and the positive impact of the foreign currency exchange fluctuations of approximately 76% and 10%, respectively.

Ø  TIOPREM sales decreased approximately 12% in 2012 due primarily to a decrease in volume of 25% and the negative impact of the foreign currency exchange fluctuation of 1% which was partially offset by an increase in selling price of 14%.

In 2011, TIOPREM sales increased approximately 636% primarily due to an increase in volume, selling price and the positive impact of the foreign currency rate fluctuation of approximately 590%, 5% and 41%, respectively.

Ø  SR sales represented 66% of the Asian sales for 2012.  There were no SR sales in 2011.  As long as favorable conditions continue in the market for synthetic rutile, the Company plans to continue to market SR to third parties and is currently exploring opportunities to expand sales to new customers and for applications outside of the pigment market.

Ø  Other product sales decreased 23% in 2012 primarily due to a decrease in volume following an increase in 2011 of approximately 442% due to a new customer for one of TMM's by-products.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Gross Margin:  The following table represents our net sales, cost of sales and gross margin (in thousands) for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
NET SALES	$56,653	$41,021	$31,016
Cost of sales	44,673	31,727	24,258
GROSS MARGIN	$11,980	$9,294	$6,758
GROSS MARGIN %	21.1%	22.7%	21.8%

Gross margin decreased 1.6% from 22.7% in 2011 to 21.1% in 2012.  The primary factors affecting the decrease in 2012 gross margin include the following:

Ø  increase in cost of raw materials of approximately 5.6%,

Ø  increase in cost of plant maintenance of approximately 2.6%,

Ø  increase in cost of indirect labor of approximately 2.1%,

Ø  decrease in value of U.S. dollar to foreign currency of approximately 0.5%, and

Ø  increase in idle plant time of approximately 0.5%, offset by

Ø  increase in selling prices of approximately 9.7%.

Gross margin increased 0.9% from 21.8% in 2010 to 22.7% in 2011.  The primary factors affecting the increase in 2011 gross margin include the following:

Ø  increase in selling prices of approximately 7.9%,

Ø  increase in value of U.S. dollar to foreign currency of approximately 1.7%, and

Ø  decrease in idle plant time of approximately 0.8%, offset by

Ø  increase in cost of raw materials of approximately 5.5%,

Ø  increase in cost of plant maintenance of approximately 2.2%, and

Ø  increase in cost of indirect labor of approximately 1.8%.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses ("SG&A") in 2012 increased approximately 8% from 2011.  Primary factors contributing to the increase in SG&A include the following:

Ø  increase in sales commissions represented approximately 3%,

Ø  increase in consulting fees represented approximately 3%,

Ø  increase in bad debt expense represented approximately 1%, and

Ø  increase in business travel represented approximately 1%.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

In 2011, SG&A increased approximately 25% from 2010.  Primary factors contributing to the increase in SG&A include the following:

Ø  increase in salary and bonus expense represented of approximately 18%,

Ø  increase in business travel represented approximately 4%,

Ø  increase in sales commissions represented approximately 3%

Ø  increase in consulting fees represented approximately 2%, and

Ø  increase in increase in state taxes represented approximately 1%; offset by reductions in

Ø  decrease in accounting fees represented approximately 2%, and

Ø  decrease in legal fees represented approximately 1%.

 Interest Expense:  Interest expense was relatively flat for 2012 as compared to 2011 and increased approximately $32,000 in 2011 over 2010.  In 2012, interest expense at the U.S. operation decreased approximately $108,000 primarily due to the conversion of our debentures to common stock in May 2012; and in 2011, interest expense at the U.S. operation increased approximately $33,000 primarily due to an increase in long term debt.  TPT's interest expense decreased approximately $18,000 and $33,000 in 2012 and 2011, respectively, primarily due to a reduction in average long-term debt and a lower outstanding balance on its line of credit.  TMM's interest expense increased $129,000 in 2012 primarily due to an increase in long term debt related to capital improvements and short term financing of raw materials, whereas in 2011, TMM's interest increased $32,000 primarily due to an increase in its short term financing of raw materials and greater utilization of its line of credit and ECR financing.

Income Taxes:  We recorded an income tax expense of approximately $1,024,000, $48,000 and $16,000 in 2012, 2011 and 2010, respectively.  The primary reason for the increase in income tax expense in 2012 was the utilization in prior years of tax operating losses for which valuation allowances had been provided.  The following table represents the components of our income tax expense:

	Components of Income Tax Expense
	Year Ended December 31,
	2012			2011			2010
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$364	$389	$753	$-	$-	$-	$-	$-	$-
State	11	-	11	8	-	8	7	-	7
Foreign	133	127	260	21	19	40	-	9	9
Total Income Tax Expense	$508	$516	$1,024	$29	$19	$48	$7	$9	$16

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents decreased $582,000 from the end of 2011 to the end of 2012.  Operating activities provided $5,739,000 and we used $4,874,000 in investing activities and $1,591,000 in financing activities.  The effect of the exchange rate fluctuations accounted for an increase in cash of $144,000.

	Year Ended December 31,
(In thousands)	2012	2011	2010
Net cash provided by (used in)
Operating activities	$5,739	$(1,918)	$3,668
Investing activities	(4,874)	(3,533)	(1,627)
Financing activities	(1,591)	6,591	(704)
Effect of exchange rate fluctuations	144	(318)	220
Net (decrease) increase in cash and cash equivalents	$(582)	$822	$1,557

Operating Activities

During the twelve-month period ended December 31, 2012, operating activities provided cash of $5,739,000.  During the same twelve month period of 2011, operating activities used cash of $1,918,000.  Following are the major changes in working capital affecting cash provided by (used in) operating activities during the twelve month periods ended December 31, 2012 and 2011.

Ø  Accounts Receivable:  Accounts receivable decreased approximately $936,000 from the end of 2011 to the end of 2012.  Accounts receivable decreased $328,000, $464,000 and $144,000 at the U.S., European and Asian operations, respectively.  The decrease at the U.S. operation is primarily due to the timing of purchases of a significant customer; whereas, the decrease at TPT and TMM is primarily due to a decrease in sales in the fourth quarter of 2012 of approximately 24% and 18%, respectively, as compared to the same period 2011.

Accounts receivable increased approximately $1,081,000 from the end of 2010 to the end of 2011.  Accounts receivable increased $650,000, $162,000 and $269,000 at the U.S., European and Asian operations, respectively, primarily due to an increase in sales in the fourth quarter of 2011 of approximately 10%, 3% and 22%, respectively, as compared to the same period 2010.

Ø  Inventories: Inventories increased approximately $3,777,000 from the end of 2011 to the end of 2012.  Inventories at the U.S. operation increased $2,898,000 primarily related to the timing of raw material purchases and an increase in finished goods inventory.  At the Asian operation, inventories increased $529,000 which was primarily related to an increase in the inventory level of finished goods.  The inventory at the European operation increased $350,000 primarily related to an increase in finished goods.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

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

Ø  Other Current Assets:  Other current assets increased approximately $598,000 and $116,000 for the twelve-month periods ended December 31, 2012 and 2011, respectively, primarily related to deposits at the Asian operations.

Ø  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased approximately $1,385,000 from the end of 2011 to the end of 2012 due to an increase in at both the U.S. and Asian operations primarily related to the timing of purchases.

Trade accounts payable and accrued expenses increased approximately $1,094,000 from the end of 2010 to the end of 2011 due to an increase in at each of the three operations primarily related to the timing of purchases.

Investing Activities

Investing activities used cash of approximately $4,874,000 and $3,533,000 during the twelve-month periods ended December 31, 2012 and 2011, respectively.  Net investments for each of the Company's three operations are as follows:

Ø  U.S. Operation:  We invested approximately $1,928,000 in 2012 primarily related to production equipment and capital maintenance.  In 2010, we invested approximately $590,000 in 2011 primarily related to capital maintenance, production equipment and computer equipment.

Ø  European Operation:  We invested approximately $1,574,000 in 2012 for new equipment to increase the production capacity of ALUPREM and capital maintenance.  In 2011, our European operation invested approximately $2,445,000 for new equipment to increase the production capacity of ALUPREM.

Ø  Asian Operation:  We invested approximately $1,372,000 and $498,000 in 2012 and 2011, respectively, at TMM primarily related to new production equipment to improve the efficiency and yield of the SR production.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Financing Activities

Financing activities used cash of approximately $1,591,000 for the twelve-month period ended December 31, 2012.  In 2011, financing activities cash of approximately $6,591,000.  Significant factors relating to financing activities include the following:

Ø  Lines of Credit:  The U.S. line of credit was not utilized by the Company during 2012 or 2011.  TPT's line of credit increased approximately $279,000 for the twelve-month period ended December 31, 2012 and decreased $54,000 for the twelve-month period ended December 31, 2011.  TMM's line of credit decreased $1,148,000 for the twelve-month period ended December 31, 2012 and increased $2,141,000 for the same twelve-month period of 2011.

Ø  Export Credit Refinancing ("ECR") - Borrowings on TMM's ECR decreased approximately $906,000 for the twelve-month period ended December 31, 2012 as compared to an increase of $997,000 for the twelve-month period ended December 31, 2011.

Ø  Capital Leases -  Capital leases for the U.S. operation decreased $14,000 and $11,000 for the twelve-month periods ended December 31, 2012 and 2011, respectively.  TPT's capital leases decreased $4,000 for the twelve month period ended December 31, 2012 and provided cash of $11,000 to TPT for the twelve month period ended December 31, 2011.

Ø  Long-term Debt - U.S. Operation:  Our U.S. long-term debt decreased $406,000 for the twelve month period ended December 31, 2012 as compared to a decrease of $345,000 for the twelve-month period ended December 31, 2011 primarily related to a new term loan with American Bank.

Ø  Long-term Debt - European Operation:  TPT's long-term debt decreased approximately $456,000 during the twelve-month period ended December 31, 2012.  For the twelve-month period ended December 31, 2011, TPT's long-term debt increased approximately $527,000 to fund a portion of the plant expansion.

Ø  Long-term Debt - Asian Operation:  TMM's long-term debt increased approximately $866,000 for the twelve-month period ended December 31, 2012.  TMM did not utilize long-term debt during the twelve-month period ended December 31, 2011.

Ø  Issuance of Common Stock and Options:  We received proceeds of $198,000 during the twelve-month period ended December 31, 2012 related to the exercise of warrants and common stock options.  For the twelve-month period ended December 31, 2011, we received proceeds of approximately $3,356,000 related to the exercise of warrants and common stock options

Ø  Preferred Stock Dividends:  The Company paid dividends of $31,000 on its Series A convertible preferred stock, or $0.30 per share, for the twelve-month periods ended December 31, 2011.  No dividends were paid in 2012 as the outstanding Series A convertible preferred stock was converted to common stock during 2011.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Liquidity

Long-term Debt - Financial Institutions

Following is a summary of our long-term debt to financial institutions:

(In thousands)	December 31,
	2012	2011
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at December 31, 2012, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,309	$1,680
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at December 31, 2012, due April 1, 2013, secured by a Caterpillar front-end loader. The note was paid off in December 2012	-	35
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at December 31, 2012, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€275)	363	413
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at December 31, 2012, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€299)	395	412
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at December 31, 2012, due July 31, 2015, secured by TPT's assets. (€108)	143	205
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at December 31, 2012, due July 5, 2014, secured by TPT's assets. (€334)	442	736
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at December 31, 2012, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 2,647)	866	-
Total	3,518	3,481
Less current maturities	1,202	813
Total long-term debt and notes payable - financial institutions	$2,316	$2,668

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

United States Operation

U.S. Credit Agreement and Term Loan

On December 31, 2010, the Company entered into a new U.S. Credit Agreement (the "Agreement") with American Bank, N.A. (the "Lender").  The Agreement consists of a $2 million term loan, which matures December 31, 2015 and a $2 million line of credit.  The term loan bears interest at a fixed rate of 6.65% per annum.  Monthly principal and interest payments commenced on February 1, 2011.  The monthly principal and interest payment are $39,272.97.   At December 31, 2012, the balance on the term loan was $1,309,000.

The Agreement is secured by certain assets of the Company which are located in the United States or which arise from the Company's operations in the United States.  Collateral under the Agreement does not include the Company's ownership or other interests in TMM and TPT, any assets or operations of either TMM or TPT or any proceeds thereof.

The Agreement includes various customary covenants, limitations and events of default.  Under the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At December 31, 2012, the ratio of cash flow to debt service was 5.70 to 1.0.

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

Six-percent Convertible Subordinated Debentures

As reported in the Company's Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company's Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the "Debentures") for the purpose of refinancing, in whole or in part, its debt to a bank and for general corporate purposes.  The Company received $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of whom are directors of the Company and another of whom is a greater than 5% shareholder.

On May 3, 2012, the five remaining holders, four of whom are directors of the Company and another whom is a greater than 5% shareholder, of our Debentures converted their Debentures, and the Company issued 547,172 shares of common stock upon conversion of such Debentures.  As of December 31, 2012, no indebtedness was outstanding under the Debentures.

Other Term Loans

On March 31, 2008, the Company entered into a term loan with Holt Financing in the amount of $120,000.  The proceeds of the loan were used to purchase a new Caterpillar front-end loader.  The loan provides for amortization over five years with interest fixed at a rate of 5.24%.  The loan was paid off in December 2012.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

European Operation

On July 7, 2004, TPT entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of €485,000, is to be repaid over 25 years with interest fixed at 5.2% per year for the first four years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 7.8%, effective August 1, 2008, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000, was used for the expansion of TPT's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616.  The loan balance at December 31, 2012 was €275,000 ($363,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT's existing production facility.  The Second Mortgage, in the amount of €470,000, is to be repaid over 25 years with interest fixed at 4.672% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.6%, effective January 3, 2010, for a period of three years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566.  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2012 was €299,000 ($395,000).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of €500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.05%, effective July 19, 2010, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is €4,167.  The loan is secured by TPT's assets.  The loan balance at December 31, 2012 was €108,000 ($143,000).

On July 5, 2011, TPT entered into a three year term loan in the amount of €700,000 with a fixed interest rate of 4.25%.  The loan proceeds were used to fund TPT's plant expansion and is secured by TPT's assets.  Monthly principal and interest payments began on August 5, 2011 and continue through July 5, 2014.  The monthly principal payment is €19,444 and the loan balance at December 31, 2012 was €334,000 ($442,000).  The loan is secured by TPT's production equipment.

Asian Operation

On March 2, 2012, TMM amended their banking facility with HSBC to include a new Term Loan in the amount of RM 3,500,000 ($1,145,000) for the purpose of upgrading the operation's synthetic rutile production process.  Under the terms of the facility, the loan will be paid in 35 equal monthly installments of RM 97,223 (excluding interest) and a final installment of RM 97,195 or approximately $31,261 and $31,252, respectively, commencing one month after full drawdown or 18 months after initial drawdown, whichever is earlier.  The interest rate is 2.00% above prime and will be payable monthly.  The loan balance at December 31, 2012 was RM 2,647,000 ($866,00)

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a U.S. credit agreement (the "Agreement") with American Bank, N.A. (the "Lender") which established a $1,000,000 line of credit (the "Line").  On March 1, 2012, the Company entered into the first amendment to the Agreement with the Lender which increased the Line from $1,000,000 to $2,000,000 and extended the maturity date from July 1, 2012 to October 15, 2013.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At December 31, 2012, the Company was not utilizing the Line.

European Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the "Credit Facility") with Rabobank which increased TPT's line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.411%), is secured by TPT's accounts receivable and inventory.  At December 31, 2012, TPT had utilized €755,000 ($997,000) of its short-term credit facility.

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

Asian Operations

On May 21, 2012, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC") to extend the maturity date from April 30, 2012 to April 30, 2013.  The HSBC facility includes the following in Malaysian Ringgits ("RM"):  (1) overdraft of RM 500,000; (2) an import/export line ("ECR") of RM 6,460,000; (3) a foreign exchange contract limit of RM 5,000,000 ($163,000, $2,112,000 and $1,635,000, respectively); and a term loan of RM 3,500,000 noted above.

On November 6, 2012, TMM amended its banking facility with RHB Bank Berhad ("RHB") to extend the maturity date to March 5, 2013.  The Company is currently negotiating a renewal with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($327,000, $3,042,000, $392,000 and $8,175,000, respectively).  At December 31, 2012, the outstanding balance on the line of credit was RM 300,000 ($99,000) at a current interest rate of 4.81% and RM 3,100,000 ($1,014,000) was outstanding on the foreign exchange contract at a current interest rate of 2.98%.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers' and inter-company shipments.  At December 31, 2012, the outstanding balance on the ECR facilities was RM 1,205,000 ($394,000) at a current interest rate of 5.0%.

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

Bad Debts - We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  At December 31, 2012 and 2011, we maintained a reserve for doubtful accounts of approximately $148,000 and $87,000, respectively.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Income Taxes - Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies.  Significant management judgment is required in determining the effective rate and in evaluating our tax position.  At December 31, 2012, we had federal net operating loss carryforward at our Asian operation, TMM, of approximately $2,934,000.  Because this foreign NOL carryforward has an indefinite carryforward period, we have determined that it is not necessary to provide a valuation allowance for TMM's NOL carryforward.

Inventory - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  At December 31, 2012 and 2011, we maintained a reserve for obsolescence and unmarketable inventory of approximately $61,000 and $264,000, respectively.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2012 and 2011, the Company recorded approximately $606,000 and $331,000, respectively, related to idle facility expense primarily at the Malaysian operations.

Valuation of Long-Lived Assets - The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2012, 2011 or 2010.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Share Based Compensation - We calculate share based compensation using the Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the twelve-month periods ended December 31, 2012, 2011 and 2010, we recorded $90,000, $58,000 and $91,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases - As of December 31, 2012, we lease 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority.  The minimum future rental payments under this and other non-cancelable operating leases as of December 31, 2012 for the five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2013	$104
2014	103
2015	95
2016	95
2017	95
Thereafter	908
Total minimum lease payments	$1,400

Except as noted above, we did not have any off-balance sheet arrangements that have, or are likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations - The following is a summary of all significant contractual obligations, both on and off our consolidated balance sheet, as of December 31, 2012, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2013	2014	2015	2016	2017	2018 +
Long-term Debt	$3,518	$1,202	$1,055	$615	$88	$50	$508
Lines of Credit	2,109	2,109	-	-	-	-	-
Export Credit Refinancing	394	394	-	-	-	-	-
Capital Leases	45	33	12	-	-	-	-
Operating Leases	1,400	104	103	95	95	95	908
Total	$7,466	$3,842	$1,170	$710	$183	$145	$1,416

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012, 2011 and 2010

Other matters

Anticipated Capital Expenditures

During the coming twelve month period, we plan to invest in capital upgrades at both our U.S. and Asian operations.  The planned improvements are designed to increase the efficiency and reduce costs.  The estimated expenditure is approximately $1,500,000 in the U.S. and $3,500,000 in Malaysia.

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

Foreign Operations - Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TPT in The Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating TMM's financial statements from Ringgits to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheet.  As of December 31, 2012 and 2011, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $2,988,000 and $2,367,000, respectively.  From the beginning of 2012 to the end of 2012, the U.S. Dollar weakened against the Malaysian Ringgit, as a result, net income increased approximately $93,000.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating TPT's financial statements from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2012 and 2011, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $1,721,000 and $1,596,000, respectively.  From the beginning of 2012 to the end of 2012, the U.S. Dollar strengthened against the Euro, as a result, net income decreased approximately $37,000.

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

At December 31, 2012, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording a net loss of approximately $1,000 as a component of our 2012 net income and as a current liability on the consolidated balance sheet at December 31, 2012.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9 A.	Controls and Procedures

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on management's assessment and those criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls

During the quarter ended December 31, 2012, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2012.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information which will be contained under the caption "Election of Directors" and "Principal Stockholders" in the Company's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated by reference in response to this Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance

Information under the caption "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" which will be contained in the Company's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Corporate Governance

Information under the caption "Executive Compensation - Nomination of Directors", and "Election of Directors - Audit Committee" which will be contained in the Company's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions "Principal Stockholders" and "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

Equity Compensation Plan

The following table provides information as of December 31, 2012, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	173,888	$13.39	238,658
Equity compensation plans not approved by security holders	--		--
Total	173,888	$13.39	238,658

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the "Plan") for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 11, 2012, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased to 500,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2022.  At December 31, 2012, there were 173,888 options outstanding, 87,454 exercised and 238,658 available for future issuance under the Plan.

For the twelve-month periods ended December 31, 2012, 2011 and 2010, the Company recorded $90,000, $59,000 and $91,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

The Company granted options to purchase 21,000, 23,500 and 23,404 shares of common stock during the twelve-month periods ended December 31, 2012, 2011 and 2010, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2012, 2011 and 2010 was $11.03, $8.98 and $3.89, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.17%	2.78%	1.20%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.68	0.68	0.79
Expected term (in years)	7.00	5.00	3.00

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

The number of shares of common stock underlying options exercisable at December 31, 2012, 2011 and 2010 was 143,388, 147,983 and 175,485, respectively.  The weighted-average remaining contractual life of those options is 4.4 years.  Exercise prices on options outstanding at December 31, 2012, ranged from $1.75 to $30.55 per share as noted in the following table.

Options Outstanding
2012	2011	2010	Range of Exercise Prices
17,158	22,861	46,245	$ 1.75 - $ 9.99
111,410	120,802	108,180	$ 10.00 - $ 14.99
24,620	3,620	120	$ 15.00 - $ 19.99
12,800	12,800	12,800	$ 20.00 - $ 24.99
2,500	2,500	2,740	$ 25.00 - $ 29.99
5,400	5,400	5,400	$ 30.00 - $ 30.55
173,888	167,983	175,485

As of December 31, 2012, there was approximately $294,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 3.64 years.

As most options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information under the captions "Certain Transactions" and "Election of Directors - Attendance and Independence", which will be contained in the Company's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption "Principal Accountant Fees and Services", which will be contained in the Company's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits
(a) The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Exhibit No.	Description

3.1(1)(15)	Certificate of Incorporation of the Company as amended through February 28, 2010
3.2(1)(15)	By-laws of the Company, as amended through February 28, 2010

4.1(1)	Form of Common Stock Certificate
10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(2) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(3)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(4)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.7(5)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.8(5)	Loan Agreement with RHB Bank, dated November 23, 2004
10.9(5) **	Form of Incentive Stock Option Agreement for Officers A
10.10(5) **	Form of Incentive Stock Option Agreement for Officers B
10.11(5) **	Form of Nonqualified Option Agreement for Directors
10.12(6)	Loan Agreement with Rabobank, dated March 1, 2004
10.13(6)	Loan Agreement with Rabobank, dated July 6, 2004
10.14(7)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.15(8)	Loan Agreement with Rabobank, dated July 19, 2005
10.16(9)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.17(10)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.18(10)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.19(11)	Loan Agreement with Rabobank, dated March 20, 2007
10.20(12)	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TPT) dated May 11, 2001
10.21(13)	Form of Subscription Agreement with respect to the Company's September - October 2008 Private Placement
10.22(13)	Form of Warrant with respect to the Company's September - October 2008 Private Placement
10.23(14)	Form of Subscription Agreement with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.24(14)	Form of 6% Convertible Subordinated Debenture with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.25(14)	Form of Warrant with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures

10.26(16)	Loan Agreement with American Bank., dated December 31, 2010
10.27(17)	Amendment to Loan Agreement with HSBC Bank, dated November 15, 2010
10.28(17)	Amendment to Loan Agreement with HSBC Bank, dated June 27, 2011
10.27(17)	Amendment to Loan Agreement with RHB Bank, dated June 1, 2011
10.30(17)	Loan Agreement with Rabobank, dated June 28, 2011
10.31(18)	Amendment to Loan Agreement with American Bank, dated March 1, 2012
10.32(18)	Amendment to Loan Agreement with HSBC Bank, dated March 2, 2012
10.33(19)	Amendment to Loan Agreement with HSBC Bank, dated May 21, 2012
10.34(20)	Service Agreement between Dr. Olaf Karasch and TOR Minerals International, Inc., dated May 16, 2012
10.35(20)	Severance Agreement between Mark Schomp and TOR Minerals International, Inc., dated May 16, 2012
10.36(20)	Severance Agreement between Barbara Russell and TOR Minerals International, Inc., dated May 16, 2012

14.1	Code of Ethics

21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV

23.1	Consent of UHY LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company's May 25, 2000 Form S-8
(3)	Incorporated by reference to the exhibit filed with the Company's December 31, 2000 Form 10-K
(4)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(5)	Incorporated by reference to the exhibit filed with the Company's December 31, 2004 Form 10KSB
(6)	Incorporated by reference to the exhibit filed with the Company's December 31, 2005 Form 10KSB
(7)	Incorporated by reference to the exhibit filed with the Company's June 27, 2005 Form 8-K
(8)	Incorporated by reference to the exhibit filed with the Company's July 19, 2005 Form 8-K
(9)	Incorporated by reference to the exhibit filed with the Company's September 14, 2005 Form 8-K

(10)	Incorporated by reference to the exhibit filed with the Company's December 22, 2005 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company's March 20, 2007 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company's December 31, 2006 Form 10-K
(13)	Incorporated by reference to the exhibit filed with the Company's September 15, 2008 Form 8-K
(14)	Incorporated by reference to the exhibit filed with the Company's May 6, 2009 and August 26, 2009 Form 8-K
(15)	Incorporated by reference to the exhibit filed with the Company's December 31, 2009 Form 10-K
(16)	Incorporated by reference to the exhibit filed with the Company's January 5, 2011 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company's September 30, 2011Form 10-Q
(18)	Incorporated by reference to the exhibit filed with the Company's December 31, 2011 Form 10-K
(19)	Incorporated by reference to the exhibit filed with the Company's May 21, 2012 Form 8-K
(20)	Incorporated by reference to the exhibit filed with the Company's May 17, 2012 Form 8-K

**	Constitutes a compensation plan or agreement under which executive officers may participate

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 6, 2013	By:	OLAF KARASCH Olaf Karasch, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer	March 6, 2013

BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 6, 2013

BARBARA RUSSELL (Barbara Russell)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 6, 2013

JULIE BUCKLEY (Julie Buckley)	Director	March 6, 2013

DAVID HARTMAN (David Hartman)	Director	March 6, 2013

DOUG HARTMAN (Doug Hartman)	Director	March 6, 2013

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 6, 2013

STEVEN PAULSON (Steven Paulson)	Director	March 6, 2013

CHIN YONG TAN (Chin Yong Tan)	Director	March 6, 2013

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 8.        Financial Statements and Supplementary Data

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

s/s UHY LLP

UHY LLP
Houston, Texas
March 6, 2013

F - 2

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
NET SALES	$56,653	$41,021	$31,016
Cost of sales	44,673	31,727	24,258
GROSS MARGIN	11,980	9,294	6,758
Technical services and research and development	384	287	254
Selling, general and administrative expenses	5,029	4,639	3,701
Gain on disposal of assets	(6)	(1)	-
OPERATING INCOME	6,573	4,369	2,803
OTHER INCOME (EXPENSES):
Interest expense	(471)	(471)	(439)
Loss on foreign currency exchange rate	(50)	(23)	(60)
Other, net	-	9	-
INCOME BEFORE INCOME TAX	6,052	3,884	2,304
Income tax expense	1,024	48	16
NET INCOME	$5,028	$3,836	$2,288
Less: Preferred Stock Dividends	-	16	60
Basic Income Available to Common Shareholders	$5,028	$3,820	$2,228
Plus: 6% Convertible Debenture Interest Expense	22	87	90
Plus: Preferred Stock Dividends	-	16	-
Diluted Income Available to Common Shareholders	$5,050	$3,923	$2,318

Income per common share:
Basic	$1.81	$1.84	$1.17
Diluted	$1.49	$1.21	$0.83

Weighted average common shares outstanding:
Basic	2,781	2,079	1,904
Diluted	3,394	3,235	2,785
See accompanying notes.
F - 3

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
NET INCOME	$5,028	$3,836	$2,288

OTHER COMPREHENSIVE INCOME, net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains (losses)	746	(713)	1,233
Other comprehensive income (loss), net of tax	746	(713)	1,233
COMPREHENSIVE INCOME	$5,774	$3,123	$3,521

See accompanying notes.
F - 4

TOR Minerals International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,799	$3,381
Trade accounts receivable, net	3,972	4,921
Inventories, net	22,895	18,673
Other current assets	1,822	832
Total current assets	31,488	27,807
PROPERTY, PLANT AND EQUIPMENT, net	22,933	20,138
OTHER ASSETS	25	22
Total Assets	$54,446	$47,967

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,608	$3,222
Accrued expenses	1,864	1,754
Notes payable under lines of credit	2,109	2,886
Export credit refinancing facility	394	1,254
Current deferred tax liability	173	46
Current maturities - capital leases	33	28
Current maturities of long-term debt - financial institutions	1,202	813
Current maturities - convertible debentures	-	91
Total current liabilities	10,383	10,094
LONG-TERM DEBT
Capital leases	12	34
Long-term debt - financial institutions, net	2,316	2,668
Long-term debt - convertible debentures, net	-	1,127
Deferred tax liability	1,007	619
Total liabilities	13,718	14,542
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 2,987 and 2,400 shares issued and outstanding at 12/31/2012 and 12/31/2011, respectively	3,733	2,999
Additional paid-in capital	29,017	28,222
Retained earnings (Accumulated deficit)	3,269	(1,759)
Accumulated other comprehensive income:
Cumulative translation adjustment	4,709	3,963
Total shareholders' equity	40,728	33,425
Total Liabilities and Shareholders' Equity	$54,446	$47,967
See accompanying notes.
F - 5

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2012, 2011 and 2010
(In thousands)
						Retained	Accumulated
					Additional	Earnings	Other
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Total
Balance at December 31, 2009	200	$2	1,891	$2,363	$25,214	$(7,807)	$3,443	$23,215
Issuance of Common Stock			28	36	39			75
Exercise of stock options			15	17	28			45
Exercise of warrants					(9)			(9)
Share based compensation					91			91
Dividends declared - Preferred						(60)		(60)
Net income						2,288		2,288
Other Comprehensive Income							1,233	1,233
Balance at December 31, 2010	200	$2	1,934	$2,416	$25,363	$(5,579)	$4,676	$26,878
Conversion of preferred stock to common stock	(200)	(2)	111	138	(136)			-
Conversion of debentures to common stock			9	12	13			25
Exercise of stock options			31	39	168			207
Exercise of warrants			315	394	2,756			3,150
Share based compensation					58			58
Dividends declared - Preferred						(16)		(16)
Net income						3,836		3,836
Other Comprehensive Loss							(713)	(713)
Balance at December 31, 2011	-	$-	2,400	$2,999	$28,222	$(1,759)	$3,963	$33,425
Conversion of debentures to common stock			553	691	565			1,256
Exercise of stock options			15	19	114			133
Exercise of warrants			19	24	26			50
Share based compensation					90			90
Net income						5,028		5,028
Other Comprehensive Income							746	746
Balance at December 31, 2012	-	$-	2,987	$3,733	$29,017	$3,269	$4,709	$40,728
See accompanying notes.
F - 6

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,028	$3,836	$2,288
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,470	2,078	1,903
Gain on disposal of assets	(6)	(1)	-
Share-based compensation	90	58	91
Warrant interest expense	22	67	70
Deferred income taxes	120	(9)	9
Provision for bad debts	69	-	23
Changes in working capital:
Trade accounts receivables	936	(1,081)	(545)
Inventories	(3,777)	(7,845)	(1,449)
Other current assets	(598)	(115)	(179)
Accounts payable and accrued expenses	1,385	1,094	1,457
Net cash provided by (used in) operating activities	5,739	(1,918)	3,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,881)	(3,535)	(1,645)
Proceeds from sales of property, plant and equipment	7	2	18
Net cash used in investing activities	(4,874)	(3,533)	(1,627)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from lines of credit	(869)	2,087	(2,449)
Net (payments on) proceeds from export credit refinancing facility	(906)	997	264
Proceeds from capital lease	-	11	19
Payments on capital lease	(18)	(11)	(137)
Proceeds from long-term bank debt	866	972	2,000
Payments on long-term bank debt	(862)	(790)	(470)
Loan origination payments	-	-	33
Proceeds from the issuance of common stock, and exercise of common stock options	198	3,356	96
Preferred stock dividends paid	-	(31)	(60)
Net cash (used in) provided by financing activities	(1,591)	6,591	(704)
Effect of exchange rate fluctuations on cash and cash equivalents	144	(318)	220
Net (decrease) increase in cash and cash equivalents	(582)	822	1,557
Cash and cash equivalents at beginning of year	3,381	2,559	1,002
Cash and cash equivalents at end of year	$2,799	$3,381	$2,559

Supplemental cash flow disclosures:
Interest paid	$429	$471	$439
Income taxes paid	$742	$7	$7
Non-cash financing activities
Conversion of debenture	$1,450	$25	$25
See accompanying notes.
F - 7

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating the Balance Sheet from Ringgits to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the Consolidated Balance Sheets.  As of December 31, 2012 and 2011, the cumulative translation adjustment included on the Consolidated Balance Sheets totaled $2,988,000 and $2,367,000, respectively.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating the Balance Sheet from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the Consolidated Balance Sheet.  As of December 31, 2012 and 2011, the cumulative translation adjustment included on the Consolidated Balance Sheets totaled $1,721,000 and $1,596,000, respectively.

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

Accounts Receivable:  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2012 and 2011, we maintained a reserve for doubtful accounts of approximately $148,000 and $87,000, respectively.  The increase in the allowance for doubtful accounts was primarily related to the global economic conditions and its effects on the collectability of customer balances.

F - 8

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Inventories:  Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method.  The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  At December 31, 2012 and 2011, we maintained a reserve for obsolescence and unmarketable inventory of approximately $61,000 and $264,000, respectively.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2012 and 2011, the Company recorded approximately $606,000 and $331,000, respectively, related to idle facility expense primarily at the Malaysian operations.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Valuation of Long-Lived Assets:  The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2012, 2011 or 2010.  There can be no assurance that future impairment tests will not result in a charge to net earnings.

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
December 31, 2012, 2011 and 2010

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2009 through December 31, 2012.  Our state returns, which are filed in Texas and Ohio, are subject to examination for the tax years ended December 31, 2008 through December 31, 2012.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years ended December 31, 2006 through December 31, 2012.

As of January 1, 2012, we did not have any unrecognized tax benefits and there was no change during the twelve month period ended December 31, 2012.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the twelve month period ended December 31, 2012.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

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

Share Based Compensation:  The Company calculates share based compensation using the Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the twelve-month periods ended December 31, 2012, 2011 and 2010, we recorded $90,000, $58,000 and $91,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of income.

F - 10

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

2.	Debt and Notes Payable

Long-term Debt - Financial Institutions

Following is a summary of our long-term debt to financial institutions:

(In thousands)	December 31,
	2012	2011
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at December 31, 2012, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,309	$1,680
Term note payable to a U.S. equipment financing company, with an interest rate of 5.24% at December 31, 2012, due April 1, 2013, secured by a Caterpillar front-end loader. The note was paid off in December 2012	-	35
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at December 31, 2012, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€275)	363	413
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.6% at December 31, 2012, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€299)	395	412
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at December 31, 2012, due July 31, 2015, secured by TPT's assets. (€108)	143	205
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at December 31, 2012, due July 5, 2014, secured by TPT's assets. (€334)	442	736
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at December 31, 2012, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 2,647)	866	-
Total	3,518	3,481
Less current maturities	1,202	813
Total long-term debt and notes payable - financial institutions	$2,316	$2,668

United States Operation

U.S. Credit Agreement and Term Loan

On December 31, 2010, the Company entered into a new U.S. Credit Agreement (the "Agreement") with American Bank, N.A. (the "Lender").  The Agreement includes various customary covenants, limitations and events of default.  Under the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At December 31, 2012, the ratio of cash flow to debt service was 5.70 to 1.0.

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
December 31, 2012, 2011 and 2010

Six-percent Convertible Subordinated Debentures

As reported in the Company's Forms 8-K filed with the SEC on May 6, 2009 and August 10, 2009, the Company's Board of Directors authorized the issuance of its six-percent (6%) convertible subordinated debentures with detachable warrants (the "Debentures") for the purpose of refinancing, in whole or in part, its debt to a bank and for general corporate purposes.  The Company received $1,500,000 from the sale of Debentures, due May 4, 2016, from nine accredited investors, four of whom are directors of the Company and another of whom is a greater than 5% shareholder.

On May 3, 2012, the five remaining holders, four of whom are directors of the Company and another whom is a greater than 5% shareholder, of our Debentures converted their Debentures, and the Company issued 547,172 shares of common stock upon conversion of such Debentures.  As of December 31, 2012, no indebtedness was outstanding under the Debentures.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2013 and expects to maintain compliance with all financial covenants throughout 2013.

The following is a summary of the future maturities of long-term debt to financial institutions as of December 31, 2012:

Years Ending December 31,
(In thousands)
2013	$1,202
2014	1,055
2015	615
2016	88
2017	50
Thereafter	508
Total	$3,518

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a U.S. credit agreement (the "Agreement") with American Bank, N.A. (the "Lender") which established a $1,000,000 line of credit (the "Line").  On March 1, 2012, the Company entered into the first amendment to the Agreement with the Lender which increased the Line from $1,000,000 to $2,000,000 and extended the maturity date from July 1, 2012 to October 15, 2013.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At December 31, 2012, the Company was not utilizing the Line.

F - 12

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

European Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the "Credit Facility") with Rabobank for a line of credit of €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.411%), is secured by TPT's accounts receivable and inventory.  At December 31, 2012, TPT had utilized €755,000 ($997,000) of its short-term credit facility.

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

Asian Operations

On May 21, 2012, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad ("HSBC") to extend the maturity date from April 30, 2012 to April 30, 2013.  The HSBC facility includes the following in Malaysian Ringgits ("RM"):  (1) overdraft of RM 500,000; (2) an import/export line ("ECR") of RM 6,460,000; (3) a foreign exchange contract limit of RM 5,000,000 ($163,000, $2,112,000 and $1,635,000, respectively); and a term loan of RM 3,500,000 noted above.

On November 6, 2012, TMM amended its banking facility with RHB Bank Berhad ("RHB") to extend the maturity date to February 28, 2013.  The Company is currently negotiating the renewal with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($327,000, $3,042,000, $392,000 and $8,175,000, respectively).  At December 31, 2012, the outstanding balance on the line of credit was RM 300,000 ($99,000) at a current interest rate of 4.81% and RM 3,100,000 ($1,014,000) was outstanding on the foreign exchange contract at a current interest rate of 2.98%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers' and inter-company shipments.  At December 31, 2012, the outstanding balance on the ECR facilities was RM 1,205,000 ($394,000) at a current interest rate of 5.0%.

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
December 31, 2012, 2011 and 2010

3.	Fair Value Measurements

The following table presents the Company's financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of December 31, 2012 and 2011.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at December 31, 2012 or 2011.

	December 31, 2012
(In thousands)	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$1	$-	$1	$-

	December 31, 2011
(In thousands)	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset for foreign currency derivative financial instruments (including forward contracts)	$16	$-	$16	$-

Our foreign currency derivative financial instruments mitigate foreign exchange risks and include forward contracts.

The fair value of the Company's debt is based on estimates using standard pricing models, using Level 2 inputs, that take into account the present value of future cash flows as of the balance sheet date.  The computation of the fair value of these instruments is generally performed by the Company.  The carrying amounts and estimated fair values of the Company's long-term debt, including current maturities, are summarized below:

	December 31, 2012		December 31, 2011
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,518	$3,455	$3,481	$3,391
Long-term debt - convertible debentures	-	-	1,450	1,436
	$3,518	$3,455	$4,931	$4,827

The carrying amounts reported in the balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

F - 14

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

4.	Series A 6% Convertible Preferred Stock Dividend

On December 6, 2011, we declared a dividend, in the amount of $375, for the quarterly period ending December 31, 2011, payable on January 1, 2012, to the holders of record of the Series A Convertible Preferred Stock as of the close of business on December 6, 2011.  Dividends declared on the Series A Convertible Preferred Stock totaled $16,000 and $60,000, respectively, in 2011 and 2010.  At December 31, 2012, all holders of the Company's Series A Convertible Preferred Stock had converted their preferred stock to shares of the Company's Common Stock.

5.	Capital Leases

On March 13, 2008, the Company entered into a financial lease agreement with Toyota Financial Services for a forklift.  The cost of the equipment under the capital lease, in the amount of $26,527, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2012 was approximately $20,000.  The capital lease, scheduled to mature in February 2013, was paid off in September 2012.

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2012 was approximately $19,000.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at December 31, 2012 was $4,000.

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of €38,360 ($50,654), is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2012 was approximately €16,000 ($21,128).  The capital lease is in the amount of €41,256 ($54,480)including interest of €2,896 ($3,824) (implicit interest rate 4.786%).  The lease term is 36 months with equal monthly installments of €1,146 ($1,513).  The net present value of the lease at December 31, 2012 was €21,988 ($29,000).

On February 5, 2012, TPT entered into a financial lease agreement with Sympatec GmbH for lab equipment.  The cost of the equipment under the capital lease, in the amount of €52,128 ($68,835), is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2012 was approximately €6,000 ($7,923).  The capital lease is in the amount of €56,988 ($75,253) including interest of €4,860 ($6,418) (implicit interest rate 16.785%).  The lease term is 12 months with equal monthly installments of €4,749 ($6,271).  The net present value of the lease at December 31, 2012 was €9,302 ($12,000).

The following table sets forth the minimum future lease payments under these leases as of December 31, 2012 until maturity:

Years Ending December 31,
(In thousands)
2013	$35
2014	12
Total minimum lease payments	47
Less: Amount representing executory costs	-
Net minimum lease payments	47
Less: Amount representing interest	(2)
Present value of net minimum lease payments	45
Less: Current maturities of capital lease obligations	(33)
Long-term capital lease obligations	$12
F - 15

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

6.	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2012	2011
Raw materials	$14,002	$13,170
Work in progress	2,848	1,709
Finished goods	5,238	3,254
Supplies	868	804
Total Inventories	22,956	18,937
Inventory reserve	(61)	(264)
Net Inventories	$22,895	$18,673
7.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2012	2011
Land and office buildings	39 years	$3,354	$3,282
Production facilities	10 - 20 years	8,552	8,185
Machinery and equipment	3 - 15 years	32,869	27,672
Furniture and fixtures	3 - 20 years	1,515	1,274
Total		46,290	40,413
Less accumulated depreciation		(26,508)	(23,698)
Property, plant and equipment, net		19,782	16,715
Construction in progress		3,151	3,423
		$22,933	$20,138

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ended December 31, 2012, 2011 and 2010 were $2,470,000, $2,078,000 and $1,903,000, respectively.

F - 16

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

For the twelve-month period ended December 31, 2012, the U.S. operation received approximately 29% of its total third party sales revenue from a single customer.  The European operation received approximately 10% of its total third party sales revenue from one customer, and the Asian operation received approximately 57% of its total third party sales revenue from a single customer.  Two customers, BASF Corporation and Tioxide Europe Ltd., represented approximately 17% and 16%, respectively, of the 2012 total consolidated sales.

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

The Company's principal product, HITOX, accounted for approximately 33%, 43% and 39% of net consolidated sales in 2012, 2011 and 2010, respectively.

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the U.S. represented approximately 48%, 49% and 52% for the years ended December 31, 2012, 2011 and 2010, respectively.

For the year ended December 31, 2012, the United Kingdom represented approximately 33% of our total foreign sales.  For the years ended December 31, 2011 and 2010, no individual country accounted for 10% or more of our foreign sales.

Approximately 27% of the Company's employees are represented by an in-house collective bargaining agreement.

F - 17

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

A summary of the Company's manufacturing operations by geographic area is presented below:

(In thousands)	United States (Corpus Christi)		Netherlands (TP&T)		Malaysia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2012
Net Sales:
Customer sales	$33,263		$7,578		$15,812	$-	$56,653
Intercompany sales	105		6,179		9,064	(15,348)	-
Total Net Sales	$33,368		$13,757		$24,876	$(15,348)	$56,653
Share based compensation	$90	$		$		$-	$90
Depreciation	$751		$871		$848	$-	$2,470
Interest expense	$170		$126		$175	$-	$471
Income tax expense	$753		$133		$204	$(66)	$1,024
Location profit	$2,076		$445		$2,738	$(231)	$5,028
Capital expenditures	$1,928		$1,581		$1,372	$-	$4,881
Location long-lived assets	$6,051		$8,653		$8,229	$-	$22,933
Location assets	$20,762		$10,652		$23,032	$-	$54,446
December 31, 2011
Net Sales:
Customer sales	$24,560		$10,347		$6,114	$-	$41,021
Intercompany sales	463		3,385		8,487	(12,335)	-
Total Net Sales	$25,023		$13,732		$14,601	$(12,335)	$41,021
Share based compensation	$58	$		$		$-	$58
Depreciation	$740		$571		$767	$-	$2,078
Interest expense	$280		$144		$47	$-	$471
Income tax expense	$8		$24		$21	$(5)	$48
Location profit	$1,910		$1,064		$882	$(20)	$3,836
Capital expenditures	$591		$2,445		$499	$-	$3,535
Location long-lived assets	$4,875		$7,819		$7,444	$-	$20,138
Location assets	$17,050		$10,026		$20,891	$-	$47,967
December 31, 2010
Net Sales:
Customer sales	$19,580		$8,351		$3,085	$-	$31,016
Intercompany sales	98		2,424		5,628	(8,150)	-
Total Net Sales	$19,678		$10,775		$8,713	$(8,150)	$31,016
Share based compensation	$91	$		$		$-	$91
Depreciation	$685		$511		$707	$-	$1,903
Interest expense	$247		$177		$15	$-	$439
Income tax expense	$7		$-		$9	$-	$16
Location profit (loss)	$1,222		$1,032		$(55)	$89	$2,288
Capital expenditures	$800		$827		$18	$-	$1,645
Location long-lived assets	$5,024		$6,087		$7,841	$-	$18,952
Location assets	$13,600		$8,096		$15,475	$-	$37,171
F - 18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

9.	Quarterly Data (Unaudited)
TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	2012
(In thousands, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$12,808	$14,108	$19,914	$9,823	$56,653
Cost of sales	9,618	10,441	16,068	8,546	44,673
GROSS MARGIN	3,190	3,667	3,846	1,277	11,980
Technical services and research and development	82	101	90	111	384
Selling, general and administrative expenses	1,224	1,359	1,242	1,204	5,029
Gain on disposal of assets	-	-	(6)	-	(6)
OPERATING INCOME	1,884	2,207	2,520	(38)	6,573
OTHER INCOME (EXPENSES):
Interest expense	(142)	(112)	(143)	(74)	(471)
Gain (loss) on foreign currency exchange rate	23	(20)	(24)	(29)	(50)
Other, net	-	1	-	(1)	-
INCOME BEFORE INCOME TAX	1,765	2,076	2,353	(142)	6,052
Income tax expense (benefit)	369	517	516	(378)	1,024
NET INCOME	$1,396	$1,559	$1,837	$236	$5,028
Less: Preferred Stock Dividends	-	-	-	-	-
Basic Income Available to Common Shareholders	$1,396	$1,559	$1,837	$236	$5,028
Plus: 6% Convertible Debenture Interest Expense	22	-	-	-	22
Diluted Income Available to Common Shareholders	$1,418	$1,559	$1,837	$236	$5,050

Income per common share:
Basic	$0.58	$0.56	$0.62	$0.08	$1.81
Diluted	$0.41	$0.45	$0.53	$0.07	$1.49
Weighted average common shares outstanding:
Basic	2,402	2,769	2,968	2,980	2,781
Diluted	3,439	3,462	3,441	3,424	3,394
F - 19

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

9.	Quarterly Data (Unaudited) (continued)
TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	2011
(In thousands, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$9,585	$10,489	$11,401	$9,546	41,021
Cost of sales	7,494	8,183	9,026	7,024	31,727
GROSS MARGIN	2,091	2,306	2,375	2,522	9,294
Technical services and research and development	66	66	74	81	287
Selling, general and administrative expenses	1,159	1,065	1,098	1,317	4,639
Gain on disposal of assets	-	-	-	(1)	(1)
OPERATING INCOME	866	1,175	1,203	1,125	4,369
OTHER INCOME (EXPENSES):
Interest expense	(96)	(101)	(139)	(135)	(471)
(Loss) gain on foreign currency exchange rate	(48)	(9)	63	(29)	(23)
Other, net	-	7	-	2	9
INCOME BEFORE INCOME TAX	722	1,072	1,127	963	3,884
Income tax expense (benefit)	47	91	60	(150)	48
NET INCOME	$675	$981	$1,067	$1,113	$3,836
Less: Preferred Stock Dividends	15	-	-	1	16
Basic Income Available to Common Shareholders	$660	$981	$1,067	$1,112	$3,820
Plus: 6% Convertible Debenture Interest Expense	22	22	22	21	87
Plus: Preferred Stock Dividends	15	-	-	1	16
Diluted Income Available to Common Shareholders	$697	$1,003	$1,089	$1,134	$3,923

Income per common share:
Basic	$0.34	$0.47	$0.50	$0.51	$1.84
Diluted	$0.22	$0.30	$0.33	$0.35	$1.21
Weighted average common shares outstanding:
Basic	1,941	2,091	2,122	2,160	2,079
Diluted	3,149	3,293	3,264	3,239	3,235
F - 20

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

10.	Calculation of Basic and Diluted Earnings per Share
(in thousands, except per share amounts)	Year Ended December 31,
	2012	2011	2010
Numerator:
Net Income (Loss)	$5,028	$3,836	$2,288
Preferred stock dividends	-	(16)	(60)
Numerator for basic earnings per share - income (loss) available to common shareholders	5,028	3,820	2,228
Effect of dilutive securities:	22	103	90
Numerator for diluted earnings per share - income (loss) available to common shareholders after assumed conversions	$5,050	$3,923	$2,318

Denominator:
Denominator for basic earnings per share - weighted-average shares	2,781	2,079	1,904
Effect of dilutive securities
Employee stock options	30	35	13
Warrants	447	533	302
6% Convertible Debentures	136	551	566
Preferred stock	-	37	-
Dilutive potential common shares	613	1,119	881
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	3,394	3,235	2,785

Basic earnings per common share:
Net Income (Loss)	$1.81	$1.84	$1.17

Diluted earnings per common share:
Net Income (Loss)	$1.49	$1.21	$0.83

Excluded from the calculation of diluted earnings per share were a total of 111,111 common shares issuable upon conversion of the 200,000 convertible preferred shares for the year ended December 31, 2010.  The convertible preferred shares were not included in the computation of diluted earnings per share as the conversion price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  For the years ended December 31, 2012 and 2011, there were no convertible preferred shares excluded from the calculation of diluted earnings per share as all were converted to common stock during 2011.

For the years ended December 31, 2012, 2011 and 2010, there were no convertible debentures excluded from the calculation of diluted earnings per share.

For the years ended December 31, 2012, 2011 and 2010, there were no warrants excluded from the calculation of diluted earnings per share.

For the years ended December 31, 2012, 2011 and 2010, stock options excluded from diluted earnings per share were 77,820, 24,320 and 151,985, respectively.  The options were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

F - 21

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

11.	Income Taxes

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Our U.S. operation had deferred tax assets related to a federal net operating loss ("NOL") carryforward of approximately $591,000 at December 31, 2011 and maintained a valuation allowance of approximately 43% due to uncertainties as to the Company's ability to utilize this deferred tax asset.

At December 31, 2012, 2011 and 2010, we had federal NOL carryforwards of approximately $0, $1,738,000, and $3,680,000, respectively.  The U.S. NOL carryforward was fully utilized during the twelve month period ended December 31, 2012.

TPT, our European operation, had NOL carryforwards at December 31, 2010 of approximately $867,000 which was fully utilized during the twelve month period ended December 31, 2011.

Our Asian operation, TMM, had NOL carryforwards of approximately $2,934,000, $3,661,000 and $4,530,000, at December 31, 2012, 2011 and 2010, respectively.  Because these foreign NOL carryforwards have an indefinite carry forward period, we have determined that it is not necessary to provide a valuation allowance.

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

Components of Pretax Income (Loss)	Year Ended December 31,
(In thousands)	2012	2011	2010
Domestic	$2,829	$1,918	$1,229
Foreign	3,223	1,966	1,075
Pretax income (loss)	$6,052	$3,884	$2,304

	Components of Income Tax Expense
	Year Ended December 31,
	2012			2011			2010
(In thousands)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$364	$389	$753	$-	$-	$-	$-	$-	$-
State	11	-	11	8	-	8	7	-	7
Foreign	133	127	260	21	19	40	-	9	9
Total Income Tax Expense	$508	$516	$1,024	$29	$19	$48	$7	$9	$16
F - 22

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Year Ended December 31,
(In thousands)	2012	2011	2010
Expense computed at statutory rate	$2,058	$1,321	$783
Change in valuation allowance - Domestic	(259)	(684)	(451)
Change in valuation allowance - Foreign	-	(200)	(267)
Effect of items deductible for book not tax, net
Option compensation	30	20	31
Other	14	19	(42)
Effect of foreign tax credit	(547)	(190)	-
Effect of foreign tax rate differential	(279)	(243)	(43)
State income taxes, net of Federal benefit	7	5	5
	$1,024	$48	$16

Significant Components of Deferred Taxes		Year Ended December 31,
(In thousands)		2012	2011
Deferred Tax Assets:
Net operating loss carryforwards - Domestic		$-	$591
Net operating loss carryforwards - Foreign		733	915
PP&E - Foreign		10	10
Intercompany profit		83	17
Alternative minimum tax credit carryforwards		-	65
Domestic reserves		16	17
Unrealized foreign currency losses - Domestic		62	19
Other deferred assets		35	20
		939	1,654
Valuation allowance		-	(259)
Total deferred tax assets		$939	$1,395

Deferred Tax Liabilities:
PP&E - Domestic		654	628
PP&E - Foreign		1,442	1,405
Unrealized gain on derivatives		20	22
Other		3	5
Total deferred tax liabilities		2,119	2,060
Net deferred tax liability		$(1,180)	$(665)
F - 23

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

12.	Stock Options

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the "Plan") for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 11, 2012, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased to 500,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the plan was extended to May 23, 2022.  At December 31, 2012, there were 173,888 options outstanding, 87,454 exercised and 238,658 available for future issuance under the Plan.

For the twelve-month periods ended December 31, 2012, 2011 and 2010, the Company recorded $90,000, $58,000 and $91,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of income.

The Company granted options to purchase 21,000, 23,500 and 23,404 shares of common stock during the twelve-month periods ended December 31, 2012, 2011 and 2010, respectively.  The weighted average fair value per option at the date of grant for options granted in the twelve-month periods ended December 31, 2012, 2011 and 2010 was $11.03, $8.98 and $3.89, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.17%	2.78%	1.20%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.68	0.68	0.79
Expected term (in years)	7.00	5.00	3.00

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

F - 24

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at December 31, 2009	224,782	174,220	$11.20	$4.60	-	$30.55
Granted		23,404	$7.52	$7.50	-	$7.63
Exercised	(14,539)	(14,539)	$3.17	$2.70	-	$7.50
Forfeited or expired	(1,600)	(7,600)	$10.31	$2.90	-	$11.25
Balances at December 31, 2010	208,643	175,485	$11.39	$1.75	-	$30.55
Granted		23,500	$13.46	$12.96	-	$16.33
Exercised	(31,002)	(31,002)	$6.65	$1.75	-	$13.80
Balances at December 31, 2011	177,641	167,983	$12.53	$1.75	-	$30.55
Additional options authorized	250,000
Granted		21,000	$11.03	$16.77	-	$1,822.00
Exercised	(15,095)	(15,095)	$8.83	$2.90	-	$11.05
Balances at December 31, 2012	412,546	173,888	$13.39	$2.70	-	$30.55

The number of shares of common stock underlying options exercisable at December 31, 2012, 2011 and 2010 was 143,388, 147,983and 175,485, respectively.  The weighted-average remaining contractual life of those options is 4.4 years.  Exercise prices on options outstanding at December 31, 2012, ranged from $1.75 to $30.55 per share as noted in the following table.

Options Outstanding
2012	2011	2010	Range of Exercise Prices
17,158	22,861	46,245	$ 1.75 - $ 9.99
111,410	120,802	108,180	$ 10.00 - $ 14.99
24,620	3,620	120	$ 15.00 - $ 19.99
12,800	12,800	12,800	$ 20.00 - $ 24.99
2,500	2,500	2,740	$ 25.00 - $ 29.99
5,400	5,400	5,400	$ 30.00 - $ 30.55
173,888	167,983	175,485

As of December 31, 2012, there was approximately $294,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 3.64 years.

As most options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

F - 25

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

13.	Profit Sharing Plan

The Company has a profit sharing plan that covers the U.S. employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2012, 2011 and 2010, there were no contributions to the plan.

The Company also offers U.S. employees a 401(k) savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2012, 2011 and 2010 were approximately $66,000, $57,000 and $42,000, respectively.

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

Foreign Currency Forward Contracts

We manage the risk of changes in foreign currency exchange rates, primarily at our Malaysian operation, through the use of foreign currency contracts.  Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We report the fair value of the derivatives on our consolidated balance sheets and changes in the fair value are recognized in earnings in the period of the change.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		December 31,	December 31,
Derivative Instrument	Location	2012	2011
Foreign Currency Exchange Contracts	Other Current Assets	$-	$16
		$-	$16

Liability Derivatives
		December 31,	December 31,
Derivative Instrument	Location	2012	2011
Foreign Currency Exchange Contracts	Accrued Expenses	$1	$-
		$1	$-
F - 26

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table summarizes the impact of the Company's derivatives on the consolidated financial statements of income for the twelve month periods ended December 31, 2012 and 2011:

(In thousands)
	Location of Gain	Amount of Gain (Loss) Recognized in Operations
Derivative	(Loss) on Derivative	Twelve Months Ended Decenber 31,
Instrument	Instrument	2012	2011
Foreign Currency Exchange Contracts	Other Expense: (Loss) gain on foreign currency exchange rate	$74	$(69)
		$74	$(69)
15.	Commitments and Contingencies

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

Minimum future rental payments under this and other immaterial leases as of December 31, 2012 for the next five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2013	$104
2014	103
2015	95
2016	95
2017	95
Thereafter	908
Total minimum lease payments	$1,400

Rent expense under these leases was approximately $103,000, $63,000 and $276,000 for the years ended 2012, 2011 and 2010, respectively.

F - 27

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

For the years ended December 31, 2012, 2011 and 2010, the BASF Corporation accounted for approximately 17%, 14% and 13%, respectively, of our total consolidated sales revenue and the Tioxide Europe Ltd. Corporation represented approximately 16% of our total 2012 consolidated sales.

17.	Foreign Customer Sales

Revenues from sales to customers located outside the U.S. for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Canada, Mexico & South/Central America	$5,759	$4,187	$3,401
Pacific Rim	7,073	6,321	3,177
Europe, Africa & Middle East	16,628	10,272	8,456
Total Sales	$29,460	$20,780	$15,034

For the year ended December 31, 2012, the United Kingdom represented approximately 33% of our total foreign sales.  For the years ended December 31, 2011 and 2010, no individual country accounted for 10% or more of our foreign sales.

18.	Sales by Product

Revenues from sales by product for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

Product	2012		2011		2010
HITOX	$18,453	33%	$17,538	43%	$12,080	39%
ALUPREM	15,533	27%	14,368	35%	11,608	37%
BARTEX	6,076	11%	4,092	10%	3,761	12%
HALTEX / OPTILOAD	3,662	7%	3,093	7%	2,634	9%
TIOPREM	1,799	3%	1,460	4%	515	2%
SR	10,410	18%	-	0%	-	0%
OTHER	720	1%	470	1%	418	1%
Total	$56,653	100%	$41,021	100%	$31,016	100%
F - 28