Form 10-Q
period 2013-03-31
TOR MINERALS INTERNATIONAL INC
filed 2013-05-02
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013 OR
o		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission file number 0-17321 TOR MINERALS INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)			74-2081929 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of April 25, 2013 2,988,845
1

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Operations -- Three months ended March 31, 2013 and 2012	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three months ended March 31, 2013 and 2012	4
	Condensed Consolidated Balance Sheets -- March 31, 2013 and December 31, 2012	5
	Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2013 and 2012	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	27

Part II - Other Information

Item 6.	Exhibits	28

Signatures		28

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

2

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
NET SALES	$11,427	$12,808
Cost of sales	9,933	9,618
GROSS MARGIN	1,494	3,190
Technical services and research and development	153	82
Selling, general and administrative expenses	1,278	1,224
Loss on disposal of assets	10	-
OPERATING INCOME	53	1,884
OTHER EXPENSE:
Interest expense	(84)	(142)
(Loss) gain on foreign currency exchange rate	(87)	23
Other, net	12	-
INCOME (LOSS) BEFORE INCOME TAX	(106)	1,765
Income tax (benefit) expense	(31)	369
NET INCOME (LOSS)	$(75)	$1,396
Plus: 6% Convertible Debenture Interest Expense	-	22
Income (Loss) Available to Common Shareholders	$(75)	$1,418

Income (loss) per common share:
Basic	$(0.03)	$0.58
Diluted	$(0.03)	$0.41
Weighted average common shares outstanding:
Basic	2,987	2,402
Diluted	2,987	3,439

See accompanying notes.
3

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
NET INCOME (LOSS)	$(75)	$1,396
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment (loss) gain	(409)	708
Other comprehensive income (loss), net of tax	(409)	708
COMPREHENSIVE INCOME (LOSS)	$(484)	$2,104

See accompanying notes.
4

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,258	$2,799
Trade accounts receivable, net	5,376	3,972
Inventories, net	22,998	22,895
Other current assets	1,414	1,822
Total current assets	32,046	31,488
PROPERTY, PLANT AND EQUIPMENT, net	23,057	22,933
OTHER ASSETS	25	25
Total Assets	$55,128	$54,446

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,230	$4,608
Accrued expenses	1,934	1,864
Notes payable under lines of credit	4,162	2,109
Export credit refinancing facility	946	394
Current deferred tax liability	135	173
Current maturities - capital leases	19	33
Current maturities of long-term debt – financial institutions	1,192	1,202
Total current liabilities	11,618	10,383
LONG-TERM DEBT
Capital leases	7	12
Long-term debt – financial institutions	2,351	2,316
DEFERRED TAX LIABILITY	892	1,007
Total liabilities	14,868	13,718
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 2,987 shares issued and outstanding at 3/31/2013 and 12/31/2012	3,733	3,733
Additional paid-in capital	29,033	29,017
Retained earnings	3,194	3,269
Accumulated other comprehensive income:
Cumulative translation adjustment	4,300	4,709
Total shareholders' equity	40,260	40,728
Total Liabilities and Shareholders' Equity	$55,128	$54,446

See accompanying notes.
5

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(75)	$1,396
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	741	540
Loss on disposal of assets	10	-
Share-based compensation	16	6
Convertible debenture interest expense	-	17
Deferred income taxes	(145)	5
Changes in working capital:
Trade accounts receivables	(1,390)	(1,031)
Inventories	(278)	(1,588)
Other current assets	392	(142)
Accounts payable and accrued expenses	(1,226)	2,043
Net cash (used in) provided by operating activities	(1,955)	1,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,224)	(1,315)
Proceeds from sales of property, plant and equipment	2	-
Net cash used in investing activities	(1,222)	(1,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) lines of credit	2,095	(1,543)
Net proceeds from export credit refinancing facility	557	1,159
Net (payments on) proceeds from capital leases	(18)	57
Proceeds from long-term bank debt	276	-
Payments on long-term bank debt	(200)	(204)
Proceeds from the issuance of common stock and exercise of common stock options	-	83
Net cash provided by (used in) financing activities	2,710	(448)
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(74)	22
Net decrease in cash and cash equivalents	(541)	(495)
Cash and cash equivalents at beginning of year	2,799	3,381
Cash and cash equivalents at end of period	$2,258	$2,886

Supplemental cash flow disclosures:
Interest paid	$84	$140
Income taxes paid	$240	$-

See accompanying notes.
6

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, in our Annual Report on Form 10-K filed with the SEC on March 7, 2013.  Operating results for the three-month period ended March 31, 2013, are not necessarily indicative of the results for the year ending December 31, 2013.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal and state income tax expense of approximately $40,000 and $2,000, respectively, and foreign tax benefit of approximately $73,000 for the three month period ended March 31, 2013, compared to federal and state income tax expense of approximately $296,000 and $2,000, respectively, and foreign tax expense of approximately $71,000 for the same three month period in 2012.  Taxes are based on an estimated annualized consolidated effective rate of 29.2% for the year ended December 31, 2013.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2009 through December 31, 2012.  Our state returns, which are filed in Texas and Ohio, are subject to examination for the tax years ended December 31, 2008 through December 31, 2012.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years ended December 31, 2007 through December 31, 2012.

As of January 1, 2013, we did not have any unrecognized tax benefits and there was no change during the three month period ended March 31, 2013.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the three month period ended March 31, 2013.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Recently Adopted and Recently Issued Accounting Standards

On February 5, 2013, the Financial Accounting Standards Board issued an amendment to the disclosure requirements for reporting reclassifications out of accumulated other comprehensive income (“AOCI”). The new requirements were effective for the first interim or annual period beginning after December 15, 2012. The amendment requires companies to present information about reclassification adjustments from accumulated other comprehensive income to the income statement, including the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. The new accounting guidance also requires the disclosure to be cross referenced to other financial statement disclosures for reclassification items that are not reclassified directly to net income in their entirety in the same reporting period. TOR adopted the new requirements in the first quarter of 2013; however, the adoption of this guidance did not have an effect on its consolidated financial position, results of operations or cash flows.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	March 31,	December 31,
	2013	2012
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at March 31, 2013, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,212	$1,309
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at March 31, 2013, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€270)	346	363
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at March 31, 2013, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€295)	377	395
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at March 31, 2013, due July 31, 2015, secured by TPT's assets. (€96)	123	143
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at March 31, 2013, due July 5, 2014, secured by TPT's assets. (€276)	353	442
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at March 31, 2013, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 3,500)	1,132	866

Total	3,543	3,518
Less current maturities	1,192	1,202
Total long-term debt and notes payable - financial institutions	$2,351	$2,316

Short-term Debt

U.S. Operation

On December 31, 2010, the Company entered into a U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”).  On March 1, 2012, the Company entered into the first amendment to the Agreement with the Lender which increased the Line from $1,000,000 to $2,000,000 and extended the maturity date from July 1, 2012 to October 15, 2013.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At March 31, 2013, the Company was not utilizing the Line.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

European Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.418%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2013, TPT had utilized €755,000 ($966,000) of its short-term credit facility.

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

Asian Operation

On May 21, 2012, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2012 to April 30, 2013.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; (3) a foreign exchange contract limit of RM 5,000,000 ($162,000, $2,089,000 and $1,617,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to March 24, 2014 and grant a Multi-Trade Line of RM 5,000,000 ($1,617,000).  In addition, the RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($323,000, $3,008,000, $388,000 and $8,085,000, respectively).  At March 31, 2013, the outstanding balance on the line of credit was RM 700,000 ($226,000) at a current interest rate of 4.83% and RM 9,181,000 ($2,970,000) was outstanding on the foreign exchange contract at a current interest rate of 2.80%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2013, the outstanding balance on the ECR facilities was RM 2,926,000 ($946,000) at a current interest rate of 5.0%.

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

The following table presents the Company’s financial assets and financial liabilities that are measured and recognized at fair value on a recurring basis, classified under the appropriate level of fair value hierarchy, as of March 31, 2013 and March 31, 2012.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at March 31, 2013 or March 31, 2012.

	March 31, 2013
(In thousands)	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset for foreign currency derivative financial instruments (including forward contracts)	$21	$-	$21	$-

	March 31, 2012
(In thousands)	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability for foreign currency derivative financial instruments (including forward contracts)	$(7)	$-	$(7)	$-

Our foreign currency derivative financial instruments mitigate foreign exchange risks and include forward contracts.

The fair value of the Company’s debt is based on estimates using standard pricing models and Level 2 inputs that take into account the present value of future cash flows as of the balance sheet date.  The computation of the fair value of these instruments is generally performed by the Company.  The carrying amounts and estimated fair values of the Company’s long-term debt, including current maturities, are summarized below:

	March 31, 2013		December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,543	$3,489	$3,518	$3,455

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

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2013 was approximately $20,000.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at March 31, 2013 was $2,000.

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of €38,360 ($49,108), is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2013 was approximately €19,000 ($24,324).  The capital lease is in the amount of €41,256 ($52,816) including interest of €2,896 ($3,707) (implicit interest rate 4.786%).  The lease term is 36 months with equal monthly installments of €1,146 ($1,529).  The net present value of the lease at March 31, 2013 was €18,800 ($24,000).

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2013	2012
Numerator:
Net Income (Loss)	$(75)	$1,396
Numerator for basic earnings per share - income available to common shareholders	(75)	1,396
Effect of dilutive securities:
6% Convertible Debenture Interest Expense	-	22
Numerator for diluted income per share - income available to common shareholders after assumed conversions	$(75)	$1,418
Denominator:
Denominator for basic income per share - weighted-average shares	2,987	2,402
Effect of dilutive securities:
Employee stock options	-	36
Detachable warrants	-	454
6% Convertible Debenture	-	547
Dilutive potential common shares	-	1,037
Denominator for diluted income per share - weighted-average shares and assumed conversions	2,987	3,439
Basic income (loss) per common share	$(0.03)	$0.58
Diluted income (loss) per common share	$(0.03)	$0.41

For the three month period ended March 31, 2013, approximately 174,000 stock options and 528,000 warrants were excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

For the three month period ended March 31, 2012, approximately 24,000 stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
March 31, 2013
Net Sales:
Customer sales	$7,712	$2,478	$1,237	$-	$11,427
Intercompany sales	56	1,675	2,333	(4,064)	-
Total Net Sales	$7,768	$4,153	$3,570	$(4,064)	$11,427

Location profit	$47	$219	$(398)	$57	$(75)

Location assets	$20,690	$10,870	$23,568	$-	$55,128

March 31, 2012
Net Sales:
Customer sales	$8,539	$2,187	$2,082	$-	$12,808
Intercompany sales	41	1,604	4,263	(5,908)	-
Total Net Sales	$8,580	$3,791	$6,345	$(5,908)	$12,808

Location profit	$885	$257	$387	$(133)	$1,396

Location assets	$19,729	$10,811	$21,491	$-	$52,031

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

For the three month periods ended March 31, 2013 and 2012, the Company recorded stock-based employee compensation expense of approximately $16,000 and $6,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of operations.

No options were granted during the three month periods ended March 31, 2013 and 2012.

As of March 31, 2013, there was approximately $279,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.4 years.

As most options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 8.	Inventories

A summary of inventory follows:

(In thousands)	March 31,	December 31,
	2013	2012
Raw materials	$14,180	$14,002
Work in progress	2,484	2,848
Finished goods	5,492	5,238
Supplies	915	868
Total Inventories	23,071	22,956
Inventory reserve	(73)	(61)
Net Inventories	$22,998	$22,895
Note 9.	Derivatives and Other Financial Instruments

The Company has exposure to certain risks relating to our ongoing business operations, including financial, market, political and economic risks.  The following discussion provides information regarding our exposure to the risks of changes in foreign currency exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  The foreign exchange contracts are used to mitigate uncertainty and volatility, and to cover underlying exposures.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

At March 31, 2013, we marked these contracts to market, recording a net gain of approximately $21,000, as a component of our year to date net income and as a current asset on the consolidated balance sheet.  At March 31, 2012, we marked these contracts to market, recording an expense of approximately $7,000 as a component of our year to date net income and as a current liability on the consolidated balance sheet.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		March 31,	December 31,
Derivative Instrument	Location	2013	2012
Foreign Currency Exchange Contracts	Other Current Assets	$21	$-

Liability Derivatives
		March 31,	December 31,
Derivative Instrument	Location	2013	2012
Foreign Currency Exchange Contracts	Accrued Expenses	$-	$1

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of income for the quarters ended March 31, 2013 and 2012:

		Amount of Gain (Loss) Recognized in Income (In thousands)
	Location of Gain	Three Months Ended
Derivative	(Loss) on Derivative	March 31,
Instrument	Instrument	2013	2012
Foreign Currency Exchange Contracts	Other Expense: Gain (loss) on foreign currency exchange rate	$21	$(7)
15

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders, engineered fillers and flame retardants used in the manufacture of paints, industrial coatings, plastics, and catalysts applications.  We have operations in the United States, Asia and Europe.

Our U.S. operation, located in Corpus Christi, Texas, manufactures HITOX®, BARTEX®, HALTEX®/OPTILOAD® and TIOPREM®.  The facility is also the global headquarters for the Company.  The Asian operation, located in Ipoh, Malaysia, manufactures SR, HITOX and TIOPREM and our European operation, located in Hattem, Netherlands, manufactures Alumina based products and BARYPREM®.

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

Following are our results for the three month periods ended March 31, 2013 and 2012.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended March 31,
	2013	2012
NET SALES	$11,427	$12,808
Cost of sales	9,933	9,618
GROSS MARGIN	1,494	3,190
Technical services and research and development	153	82
Selling, general and administrative expenses	1,278	1,224
Loss on disposal of assets	10	-
OPERATING INCOME	53	1,884
OTHER EXPENSE:
Interest expense	(84)	(142)
(Loss) gain on foreign currency exchange rate	(87)	23
Other, net	12	-
INCOME (LOSS) BEFORE INCOME TAX	(106)	1,765
Income tax (benefit) expense	(31)	369
NET INCOME (LOSS)	$(75)	$1,396

Income (loss) per common share:
Basic	$(0.03)	$0.58
Diluted	$(0.03)	$0.41
16

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended March 31, 2013 decreased approximately $1,381,000 or 11% as compared to the first quarter 2012.  The quarterly decrease consists of a decrease in volume and selling price of 10% and 1%, respectively.  This compares to an increase of approximately $3,223,000 or 34% during the first quarter 2012 consisting of an increase in volume and selling price of 13% and 21%, respectively.

Following is a summary of our consolidated products sales for the three month periods ended March 31, 2013 and 2012 (in thousands).  In the following table, BARYPREM sales have been separated from ALUPREM.  As a result, the 2012 ALUPREM sales have been reduced by the sales of BARYPREM to make the comparisons more meaningful.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2013		2012		Variance
HITOX	$4,039	35%	$5,368	42%	$(1,329)	-25%
ALUPREM	3,887	34%	3,864	30%	23	1%
BARTEX / BARYPREM	1,885	17%	1,743	14%	142	8%
HALTEX / OPTILOAD	847	7%	878	7%	(31)	-4%
TIOPREM	580	5%	336	3%	244	73%
SYNTHETIC RUTILE	-	0%	431	3%	(431)	-100%
OTHER	189	2%	188	1%	1	1%
Total	$11,427	100%	$12,808	100%	$(1,381)	-11%

HITOX sales decreased 25% for the three month period ended March 31, 2013 primarily related to a worldwide decrease in volume.  Volume and pricing of HITOX continue to be affected by weakness in the broader market for TiO2 as both producers and consumers continued to reduce their inventories.  We believe this de-stocking activity will continue to affect our volumes for the next several quarters.  This compares to an increase in HITOX sales of 33% during the three month period ended March 31, 2012, which was primarily related to a global increase in the average selling price of approximately 43%.  During the first quarter of 2012, increased selling prices were partially offset by a reduction in volume of approximately 10% primarily related to a reduction in Asia.

ALUPREM sales increased 1% during the first quarter of 2013 primarily due to an increase in volume for European sales which was partially offset by a decrease in European selling price and a decrease in volume of U.S. ALUPREM sales resulting in an overall increase in volume of 10% and a decrease in selling price of 9%.  This compares to an increase of 23% during the first three months of 2012 which was primarily due to an increase in volume of a significant U.S. customer and partially offset by a decrease in volume in European sales as this business is being affected by the slowdown in the European economy.

17

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

BARTEX/BARYPREM sales increased approximately 8% during the first three months of 2013 primarily due to an increase in selling price of 9% which was partially offset by a decrease in volume of 1%.  European product sales increased in both volume and selling price and sales in the U.S. experienced an increase in selling price which was partially offset by a decrease in volume.  During the first quarter of 2012, BARTEX/BARYPREM sales increased approximately 61% primarily due to an increase in volume and selling price of approximately 52% and 9%, respectively.

HALTEX / OPTILOAD sales decreased 4% primarily due to the mix of products sold resulting in a lower selling price of 4%.  For the first three months of 2012, HALTEX sales increased 15%.

TIOPREM sales increased 73% during the three month period ended March 31, 2013 primarily due to an increase in volume and selling price of 61% and 12%, respectively.  During the three month period ended March 31, 2012, TIOPREM sales increased 17% primarily due to a decrease in volume which was partially offset by an increase in selling price.

Synthetic Rutile (“SR”) sales represented 3% of the overall sales for the three month period ended March 31, 2012 as favorable market trends during 2012 allowed us to sell a significant quantity of SR to new customers; whereas, during the first quarter of 2013, we did not sell any SR to third parties as a result of weak market conditions.

18

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corpus Christi Operation

Our Corpus Christi operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our Corpus Christi operation for the three month periods ended March 31, 2013 and 2012 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2013		2012		Variance
HITOX	$2,600	34%	$3,396	40%	$(796)	-23%
ALUPREM	2,189	28%	2,431	29%	(242)	-10%
BARTEX	1,479	19%	1,439	17%	40	3%
HALTEX / OPTILOAD	847	11%	878	10%	(31)	-4%
TIOPREM	439	6%	211	2%	228	108%
OTHER	158	2%	184	2%	(26)	-14%
Total	$7,712	100%	$8,539	100%	$(827)	-10%

  HITOX sales in decreased 23% for the three month period ended March 31, 2013 primarily due to a decrease in volume and selling price of 22% and 1%, respectively.  HITOX sales volume continues to be affected by a weakness in the broader market for TiO2 products as both producers and consumers continued to reduce their inventories.  We believe this de-stocking activity will continue to affect our volumes for the next several quarters.  During the first quarter 2012, HITOX sales increased 51% primarily due to an increase in selling price and volume of 48% and 3%, respectively.

  ALUPREM sales during the first quarter 2013 decreased in volume 10% as compared to an increase in volume of 104% for the same three month period of 2012.  The year to year variance is primarily due to the purchasing pattern of a significant customer.
  BARTEX sales increased 3% for the three month period ended March 31, 2013 primarily due to an increase in selling price of 10% which was partially offset by a decrease in volume of 7%.  During the first quarter of 2012, sales increased approximately 61% primarily due to an increase in volume and selling price of approximately 52% and 9%, respectively.
  TIOPREM sales during the first quarter 2013 increased 108% as compared to an increase of 13% for the same three month period of 2012.  The current period increase consisted of an increase in volume and selling price of 93% and 15%, respectively; whereas, the increase in the first quarter 2012 consisted of an increase in selling price of 34% which was offset by a decrease in volume of 21%.
19

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Netherlands Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our Corpus Christi operation for distribution to our U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three month periods ended March 31, 2013 and 2012 to third party customers.  All inter-company sales have been eliminated.

In the following table, BARYPREM sales have been separated from ALUPREM.  As a result, the 2012 ALUPREM sales have been reduced by the sales of BARYPREM to make the comparison more meaningful.

	(Unaudited)
	Three Months Ended March 31,
Product	2013		2012		Variance
ALUPREM	$1,698	69%	$1,433	65%	$265	18%
HITOX	350	14%	437	20%	(87)	-20%
BARYPREM	406	16%	304	14%	102	34%
TIOPREM	24	1%	13	1%	11	85%
Total	$2,478	100%	$2,187	100%	$291	13%

  ALUPREM sales in Europe increased 18% during the first three months of 2013 primarily due to an increase in volume of approximately 43% as market conditions appear to have stabilized.  This increase in volume was partially offset by a decrease in selling price of approximately 26% and the positive impact of the foreign currency exchange fluctuations of 1%.  This compares to a decreased 21% during the first quarter of 2012 which was related to a reduction in volume of approximately 24% and was partially offset by an increase in selling price of approximately 2% and the positive impact of the foreign currency exchange fluctuations of 1%

  HITOX sales in Europe decreased approximately 20% during the three month period ended March 31, 2013, primarily related to a decrease in volume of 24% which was partially offset by an increase in the selling price of 4%.  HITOX sales volume continues to be affected by a weakness in the broader market for TiO2 products as both producers and consumers continued to reduce their inventories.  We believe this de-stocking activity will continue to affect our volumes for the next several quarters.  During the first quarter 2012, HITOX sales increased approximately 20% which consist of an increase in selling price of 33% which was partially offset by a decrease in volume of 13%.
  BARYPREM sales in Europe increased approximately 34% during the three month period ended March 31, 2013, primarily related to the product gaining greater market acceptance with new and existing customers resulting in an increase in volume of 30% and selling price of 4%.
  TIOPREM sales during the first quarter 2013 increased 85% as compared to an increase of 80% for the same three month period of 2012 primarily due to an increase in volume of 64% and selling price of 21%.
20

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Malaysian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our Corpus Christi operation and TPT.  The following table represents TMM’s sales (in thousands) for the three month periods ended March 31, 2013 and 2012 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2013		2012		Variance
HITOX	$1,089	88%	$1,535	74%	$(446)	-29%
TIOPREM	117	10%	112	5%	5	4%
SYNTHETIC RUTILE	-	0%	431	21%	(431)	-100%
OTHER	31	2%	4	<1%	27	675%
Total	$1,237	100%	$2,082	100%	$(845)	-41%

  HITOX sales in Asia decreased 29% during the three month period ended March 31, 2013 primarily related to a decrease in volume.  HITOX sales volume continues to be affected by a weakness in the broader market for TiO2 products as both producers and consumers continued to reduce their inventories.  We believe this de-stocking activity will continue to affect our volumes for the next several quarters.  For the first three months of 2012, sales in Asia increased 7% primarily due to an increase in selling price of 38% which was partially offset by a decrease in volume of 31%.

  TIOPREM sales during the first quarter of 2013 increased 4% primarily related to an increase in selling price.  During the first quarter of 2012, TIOPREM sales decreased 27% related to a decrease in volume of 42% which was partially offset by an increase in selling price of 15%.
  SR sales represented 21% of TMM’s sales for the three month period ended March 31, 2012 as favorable market trends during 2012 allowed us to sell a significant quantity of SR to new customers; whereas, during the first quarter of 2013, we did not sell any SR to third parties as a result of weak market conditions.
21

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three month periods ended March 31, 2013 and 2012.

	(Unaudited)
(In thousands)	Three Months Ended March 31,
	2013	2012
NET SALES	$11,427	$12,808
Cost of sales	9,933	9,618
GROSS MARGIN	$1,494	$3,190
GROSS MARGIN %	13.1%	24.9%

For the three month period ended March 31, 2013, gross margin decreased 11.8% from 24.9% in 2012 to 13.1% in 2013 primarily due to the timing of the plant shutdown at TMM.  TMM’s SR plant was shut-down for the entire first quarter to perform necessary maintenance and plant upgrades.  The unabsorbed costs associated with the plant shutdown reduced the gross margin by 5.3%.  Further impacting the gross margin for the first quarter 2013 was an increase in the cost raw materials of approximately 5.7%.  This compares to an increase in the gross margin or 3.1% for the first quarter 2012.  The primary factors affecting the first quarter 2012 gross margin include an increase in selling price of 15.7% which was partially offset by an increase in raw material and energy costs of 6.4% and maintenance/production costs of 4.9%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expenses increased 9.6% for the three month period ended March 31, 2013 primarily due to an increase in staff and salaries; as compared to an increase of 6.6% the same quarter of 2012 primarily due to an increase in selling expenses of 39.3% and professional fees and services of 51.4% which were partially offset by a decrease in salaries of 7.4%.

Interest Expense:  Net interest expense decreased $58,000 in the first quarter of 2013 primarily due to a decrease in long-term debt.  This follows an increase of approximately $46,000 during the same three month period of 2012 primarily due to an increase in short-term financing.

Income Taxes:  Income taxes consisted of federal and state income tax expense of approximately $40,000 and $2,000, respectively, and foreign tax benefit of approximately $73,000 for the three month period ended March 31, 2013, compared to federal and state income tax expense of approximately $296,000 and $2,000, respectively, and foreign tax expense of approximately $71,000 for the same three month period in 2012.  Taxes are based on an estimated annualized consolidated effective rate of 29.2% for the year ended December 31, 2013.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	March 31,	December 31,
	2013	2012
Fixed Rate term note payable to a U.S. bank, with an interest rate of 6.65% at March 31, 2013, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,212	$1,309
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at March 31, 2013, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€270)	346	363
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at March 31, 2013, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€295)	377	395
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at March 31, 2013, due July 31, 2015, secured by TPT's assets. (€96)	123	143
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at March 31, 2013, due July 5, 2014, secured by TPT's assets. (€276)	353	442
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at March 31, 2013, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 3,500)	1,132	866

Total	3,543	3,518
Less current maturities	1,192	1,202
Total long-term debt and notes payable - financial institutions	$2,351	$2,316

Short-term Debt

U.S. Operation

On December 31, 2010, the Company entered into a U.S. credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”).  On March 1, 2012, the Company entered into the first amendment to the Agreement with the Lender which increased the Line from $1,000,000 to $2,000,000 and extended the maturity date from July 1, 2012 to October 15, 2013.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the line of credit bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.50%.  At March 31, 2013, the Company was not utilizing the Line.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.418%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2013, TPT had utilized €755,000 ($966,000) of its short-term credit facility.

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

Asian Operation

On May 21, 2012, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2012 to April 30, 2013.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; (3) a foreign exchange contract limit of RM 5,000,000 ($162,000, $2,089,000 and $1,617,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date to March 24, 2014 and grant a Multi-Trade Line of RM 5,000,000 ($1,617,000).  In addition, the RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($323,000, $3,008,000, $388,000 and $8,085,000, respectively).  At March 31, 2013, the outstanding balance on the line of credit was RM 700,000 ($226,000) at a current interest rate of 4.83% and RM 9,181,000 ($2,970,000) was outstanding on the foreign exchange contract at a current interest rate of 2.80%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2013, the outstanding balance on the ECR facilities was RM 2,926,000 ($946,000) at a current interest rate of 5.0%.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $541,000 from December 31, 2012 to March 31, 2013 as compared to a decrease of $495,000 from December 31, 2011 to March 31, 2012.

	(Unaudited)
	Three Months Ended March 31,
(In thousands)	2013	2012
Net cash provided by (used in)
Operating activities	$(1,955)	$1,246
Investing activities	(1,222)	(1,315)
Financing activities	2,710	(448)
Effect of exchange rate fluctuations	(74)	22
Net decrease in cash and cash equivalents	$(541)	$(495)

Operating Activities

Operating activities used cash of $1,955,000 during the first three months of 2013 as compared cash provided of $1,246,000 during the first three months of 2012.  Following are the major changes in working capital affecting cash provided by operating activities for the three month periods ended March 31, 2013 and 2012:

  Accounts Receivable:  Accounts receivable increased $1,390,000 during the first three months of 2013.  The increase is primarily due to stronger sales in the first quarter 2013 as compared to the fourth quarter of 2012.  Accounts receivable increased $659,000, $384,000 and $347,000 at the Corpus Christi operation, TPT and TMM, respectively.  During the first quarter of 2012, accounts receivable increased $1,031,000 primarily due to stronger sales in the first quarter 2012 as compared to the fourth quarter of 2011.  Accounts receivable increased $837,000 and $376,000 at the Corpus Christi operation and at TMM, respectively; and decreased $182,000 at TPT.

  Inventories: Inventories increased $278,000 during the three month period ended March 31, 2013 primarily due to an increase in raw materials at TMM.  Inventory at TMM increased $737,000.  A decrease in the raw materials and work in progress inventory at the Corpus Christi operation was partially offset by an increase in finished goods resulting in an overall decrease at the Corpus Christi operation of $303,000.  Inventory at TPT decreased $156,000.  For the same three month period of 2012, inventories increased $1,588,000 during the three month period ended March 31, 2012 primarily due to an increase in raw materials and finished goods at the Corpus Christi operation of approximately $1,824,000.  Inventory at TPT increased $226,000 and decreased $462,000 at TMM.

  Other Current Assets:  Other current assets decreased $392,000 during the first quarter 2013 primarily due to a decrease in deposits paid by TMM resulting in a decrease of $653,000 and a decrease at the Corpus Christi operation of $67,000.  TPT’s increased approximately $328,000 primarily relating to insurance.  Other current assets increased $142,000 during the first quarter 2012 primarily due to a raw material deposit paid by TMM of $112,000.  TPT’s increased approximately $69,000 and the other current assets at the Corpus Christi operation decreased $39,000.

  Accounts Payable and Accrued Expenses:  Trade accounts receivable and accrued expenses decreased $1,226,000 during the first three months of 2013 primarily related to the timing of payments.  Accounts payable and accrued expenses decreased $784,000 at the Corpus Christi operation and $847,000 at TMM.  Accounts payable and accrued expenses increased $405,000 at TPT.  Trade accounts receivable and accrued expenses increased $2,043,000 during the first three months of 2012 primarily relate to purchases of ilmenite and fuel oil at TMM which account for approximately $1,083,000 of the three month increase.  Accounts payable and accrued expenses at the Corpus Christi operation increased $475,000 and TPT’s increased $485,000.
25

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $1,222,000 in investing activities during the first three months of 2013 primarily for the purchase of fixed assets as compared to $1,315,000 during the same period 2012.  Net investments for each of our three locations are as follows:

  Corpus Christi Operation:  We invested approximately $374,000 primarily related to production technology, as compared to $483,000 for the same period in 2012 related to production equipment.
  Netherlands Operation:  We invested approximately $207,000 at TPT for production equipment, as compared to $517,000 for production equipment during the same period in 2012.
  Malaysian Operation:  We invested approximately $641,000 at TMM for new equipment related to the production of SR, as compared to $315,000 for the same period in 2012.

Financing Activities

Financing activities provided cash of $2,710,000 during the three month period ended March 31, 2013 as compared to $448,000 used in financing activities during the three month period ended March 31, 2012.  Significant factors relating to financing activities include the following:

  Lines of Credit:

·         U.S. Operation:  We did not utilize the U.S. line of credit during either of the three month periods ended March 31, 2013 or 2012.

·         European Operation:  Borrowings on TPT’s line of credit decreased $1,000 as compared to an increase of $534,000 for the same three month period in 2012.

·         Asian Operation:  TMM’s line of credit increased $2,096,000 during the three month period ended March 31, 2013 as compared to a decrease of $2,077,000 during the first three months of 2012.

  Export Credit Refinancing Facility (ECR):  TMM’s borrowings on the ECR increased $557,000 during the three month period ended March 31, 2013 and increased $1,159,000 during the same three month period of 2012.

  Capital Leases:  Capital leases decreased $18,000 during the first quarter 2013 due to lease payments made by the Corpus Christi operation and TPT of $2,000 and $16,000, respectively.  During the first quarter 2012, capital leases increased $60,000 at TPT and decreased $3,000 at the Corpus Christi operation.

  Long-term Debt:

·         U.S. Operation:  Our U.S. long-term debt decreased $97,000 for each of the three month periods ended March 31, 2013 and 2012.

·         European Operation:  TPT’s long-term debt decreased $103,000 and $107,000 for the three month periods ended March 31, 2013 and 2012, respectively.

·         Asian Operation:  TMM’s long-term debt increased $276,000 for the three month period ended March 31, 2013 and was not utilized during the same three month period of 2012.

  Proceeds from the Issuance of Common Stock:  During the first quarter of 2012, we received $83,000 related to the exercise of stock options.  No proceeds were received from the issuance of common stock during the first three months of 2013.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2012 Annual Report on Form 10-K except as noted above.

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

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 10.1	Amendment to Loan Agreement with RHB Bank, executed April 17, 2013
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 2, 2013	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	May 2, 2013	BARBARA RUSSELL Barbara Russell Chief Financial Officer
28