Form 10-Q
period 2013-06-30
TOR MINERALS INTERNATIONAL INC
filed 2013-08-06
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013 OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of August 1, 2013 3,011,686

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Income Statements -- Three and six months ended June 30, 2013 and 2012	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three and six months ended June 30, 2013 and 2012	4
	Condensed Consolidated Balance Sheets -- June 30, 2013 and December 31, 2012	5
	Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2013 and 2012	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	26

Part II - Other Information

Item 6.	Exhibits	27

Signatures		27

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

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET SALES	$10,732	$14,108	$22,159	$26,916
Cost of sales	9,020	10,441	18,953	20,059
GROSS MARGIN	1,712	3,667	3,206	6,857
Technical services and research and development	171	101	324	183
Selling, general and administrative expenses	1,247	1,359	2,525	2,583
Loss on disposal of assets	-	-	10	-
OPERATING INCOME	294	2,207	347	4,091
OTHER EXPENSE:
Interest expense, net	(99)	(112)	(183)	(254)
Gain (loss) on foreign currency exchange rate	20	(20)	(67)	3
Other, net	-	1	12	1
INCOME BEFORE INCOME TAX	215	2,076	109	3,841
Income tax expense	65	517	34	886
NET INCOME	$150	$1,559	$75	2,955
Plus: 6% Convertible Debenture Interest Expense	-	14	-	36
Income Available to Common Shareholders	$150	$1,573	$75	2,991

Income per common share:
Basic	$0.05	$0.56	$0.03	$1.14
Diluted	$0.04	$0.45	$0.02	$0.87
Weighted average common shares outstanding:
Basic	2,998	2,769	2,992	2,585
Diluted	3,404	3,462	3,196	3,451

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$150	$1,559	$75	$2,955
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment loss	(277)	(926)	(686)	(218)
Other comprehensive loss, net of tax	(277)	(926)	(686)	(218)
COMPREHENSIVE INCOME (LOSS)	$(127)	$633	$(611)	$2,737

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$891	$2,799
Trade accounts receivable, net	5,398	3,972
Inventories, net	25,961	22,895
Other current assets	1,435	1,822
Total current assets	33,685	31,488
PROPERTY, PLANT AND EQUIPMENT, net	23,594	22,933
OTHER ASSETS	24	25
Total Assets	$57,303	$54,446

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,621	$4,608
Accrued expenses	1,616	1,864
Notes payable under lines of credit	3,396	2,109
Export credit refinancing facility	1,873	394
Current deferred tax liability	110	173
Current maturities - capital leases	18	33
Current maturities of long-term debt – financial institutions	1,180	1,202
Total current liabilities	13,814	10,383
LONG-TERM DEBT, net of current maturities
Capital leases	3	12
Long-term debt – financial institutions	2,063	2,316
DEFERRED TAX LIABILITY	977	1,007
Total liabilities	16,857	13,718
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,012 shares issued and outstanding at June 30, 2013 and 2,987 shares issued and outstanding at December 31, 2012	3,765	3,733
Additional paid-in capital	29,314	29,017
Retained earnings	3,344	3,269
Accumulated other comprehensive income:
Cumulative translation adjustment	4,023	4,709
Total shareholders' equity	40,446	40,728
Total Liabilities and Shareholders' Equity	$57,303	$54,446

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$75	$2,955
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,533	1,179
Loss on disposal of assets	10	-
Share-based compensation	62	58
Convertible debenture interest expense	-	22
Deferred income taxes	(71)	215
Changes in working capital:
Trade accounts receivables	(1,419)	(2,591)
Inventories	(3,493)	(5,372)
Other current assets	356	(625)
Accounts payable and accrued expenses	881	1,542
Net cash used in operating activities	(2,066)	(2,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,580)	(2,031)
Proceeds from sales of property, plant and equipment	2	-
Net cash used in investing activities	(2,578)	(2,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	1,337	823
Net proceeds from export credit refinancing facility	1,492	2,303
Net (payments on) proceeds from capital leases	(24)	31
Proceeds from long-term bank debt	276	536
Payments on long-term bank debt	(503)	(399)
Proceeds from the issuance of common stock and exercise of common stock options	267	115
Net cash provided by financing activities	2,845	3,409
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(109)	(78)
Net decrease in cash and cash equivalents	(1,908)	(1,317)
Cash and cash equivalents at beginning of year	2,799	3,381
Cash and cash equivalents at end of period	$891	$2,064

Supplemental cash flow disclosures:
Interest paid	$157	$254
Income taxes paid	$240	$-

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, B.V. (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”),  with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, in our Annual Report on Form 10-K filed with the SEC on March 7, 2013.  Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results for the year ending December 31, 2013.

Income Taxes

The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three and six month periods ended June 30, 2013, income tax expense consisted of federal income tax benefit of approximately $24,000 and expense of approximately $16,000, respectively; state income tax expense of approximately $2,000 and $4,000, respectively; and foreign tax expense of approximately $87,000 and $14,000, respectively.  For the three and six month periods ended June 30, 2012, income tax expense consisted of federal income tax expense of approximately $287,000 and $583,000, respectively; state income tax expense of approximately $3,000 and $5,000, respectively; and foreign tax expense of approximately $227,000 and $298,000, respectively.  Taxes are based on an estimated annualized consolidated effective tax rate of 31.2% for the year ended December 31, 2013.

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

As of January 1, 2012, we did not have any unrecognized tax benefits and there was no change during the six month period ended June 30, 2013.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the six month period ended June 30, 2013.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	June 30,	December 31,
	2013	2012
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at June 30, 2013, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,114	$1,309
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at June 30, 2013, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€265)	345	363
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at June 30, 2013, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€290)	377	395
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at June 30, 2013, due July 31, 2015, secured by TPT's assets. (€83)	108	143
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at June 30, 2013, due July 5, 2014, secured by TPT's assets. (€218)	283	442
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at June 30, 2013, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 3,208)	1,016	866
Total	3,243	3,518
Less current maturities	1,180	1,202
Total long-term debt - financial institutions	$2,063	$2,316

Short-term Debt

U.S. Operation

On December 31, 2010, the Company entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which extended the maturity date from October 15, 2013 to October 15, 2014 and reduced the minimum interest rate floor from 5.5% to 4.5%.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.50%.  At June 30, 2013, the Company had an outstanding balance on the Line of $700,000.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At June 30, 2013, the ratio of cash flow to debt service was 2.92 to 1.0.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

European Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.42%), is secured by TPT’s accounts receivable and inventory.  At June 30, 2013, TPT had utilized €794,000 ($1,033,000) of its short-term credit facility.

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

Asian Operation

On May 21, 2013, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2013 to April 30, 2014.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($158,000, $2,044,000 and $1,582,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 5, 2013 to March 24, 2014 and grant a multi-trade line of RM 5,000,000 ($1,582,000).  In addition, the RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($316,000, $2,943,000, $379,000 and $7,913,000, respectively).  At June 30, 2013, the outstanding balance on the line of credit was RM 700,000 ($221,000) at a current interest rate of 4.83% and RM 9,181,000 ($1,442,000) was outstanding on the foreign exchange contract at a current interest rate of 2.80%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2013, the outstanding balance on the ECR facilities was RM 5,918,000 ($1,873,000) at a current interest rate of 5.0%.

The borrowings under both the HSBC and the RHB short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM’s property, plant and equipment.  However, if demand is made by HSBC or RHB, we may be unable to refinance the demanded indebtedness, in which case, the lenders could foreclose on the assets of TMM.  The credit facilities prohibit TMM from paying dividends, and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 3.	Fair Value Measurements

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2012 and June 30, 2013.

	Fair Value Measurements
(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset (liability)
December 31, 2012
Currency forward contracts	$(1)	$-	$(1)	$-
June 30, 2013
Currency forward contracts	$3	$-	$3	$-

Our foreign currency derivative financial instruments mitigate foreign currency exchange risks and include forward contracts.  The forward contracts are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income as part of the gain or loss on foreign currency exchange rate included under “Other Expense” on the Company’s consolidated income statement.  The fair value of the currency forward contracts is determined using Level 2 inputs based on the currency rate in effect at the end of the reporting period.

The fair value of the Company’s debt is based on estimates using standard pricing models and Level 2 inputs, including the Company’s estimated borrowing rate, that take into account the present value of future cash flows as of the consolidated and condensed balance sheet date.  The computation of the fair value of these instruments is performed by the Company.  The carrying amounts and estimated fair values of the Company’s long-term debt, including current maturities, are summarized below:

	June 30, 2013		December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,243	$3,160	$3,518	$3,455

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

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $19,093, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2013 was approximately $22,000.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The lease term is 36 months with equal monthly installments of $575.  The net present value of the lease at June 30, 2013 was $1,000.

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of €38,360 ($49,906), is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2013 was approximately €22,000 ($28,622).  The capital lease is in the amount of €41,256 ($53,674) including interest of €2,896 ($3,768) (implicit interest rate 4.786%).  The lease term is 36 months with equal monthly installments of €1,146 ($1,491).  The net present value of the lease at June 30, 2013 was €15,574 ($20,000).

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net Income	$150	$1,559	$75	$2,955
Numerator for basic earnings per share - income available to common shareholders	150	1,559	75	2,955
Effect of dilutive securities:
6% Convertible Debenture Interest Expense	-	14	-	36
Numerator for diluted income per share - income available to common shareholders after assumed conversions	$150	$1,573	$75	$2,991
Denominator:
Denominator for basic income per share - weighted-average shares	2,998	2,769	2,992	2,585
Effect of dilutive securities:
Employee stock options	(1)	40	(1)	39
Detachable warrants	407	461	204	457
6% Convertible Debenture	-	192	-	370
Dilutive potential common shares	406	693	204	866
Denominator for diluted income per share - weighted-average shares and assumed conversions	3,404	3,462	3,196	3,451
Basic income per common share	$0.05	$0.56	$0.03	$1.14
Diluted income per common share	$0.04	$0.45	$0.02	$0.87

For the three and six month periods ended June 30, 2013 and 2012, approximately 65,000 and 42,000, respectively, of shares issuable upon exercise of employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
June 30, 2013
Net Sales:
Customer sales	$7,872	$1,698	$1,162	$-	$10,732
Intercompany sales	-	1,647	3,306	(4,953)	-
Total Net Sales	$7,872	$3,345	$4,468	$(4,953)	$10,732

Location profit (loss)	$(19)	$46	$205	$(82)	$150

June 30, 2012
Net Sales:
Customer sales	$8,899	$1,986	$3,223	$-	$14,108
Intercompany sales	-	1,221	1,677	(2,898)	-
Total Net Sales	$8,899	$3,207	$4,900	$(2,898)	$14,108

Location profit	$703	$35	$740	$81	$1,559
As of and for the six months ended:
June 30, 2013
Net Sales:
Customer sales	$15,584	$4,176	$2,399	$-	$22,159
Intercompany sales	56	3,322	5,639	(9,017)	-
Total Net Sales	$15,640	$7,498	$8,038	$(9,017)	$22,159

Location profit	$29	$265	$(193)	$(26)	$75

Location assets	$22,655	$10,747	$23,901	$-	$57,303

June 30, 2012
Net Sales:
Customer sales	$17,438	$4,173	$5,305	$-	$26,916
Intercompany sales	41	2,825	5,940	(8,806)	-
Total Net Sales	$17,479	$6,998	$11,245	$(8,806)	$26,916

Location profit	$1,588	$292	$1,127	$(52)	$2,955

Location assets	$20,171	$10,093	$25,575	$-	$55,839

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Product sales of inventory between U.S., European and Asian operations are based on inter-company pricing, which includes an inter-company profit margin.  In the geographic information, the location loss from all locations is reflective of these inter-company prices, as is inventory at the U.S. operation prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases or declines period over period in U.S. inventories that include an inter-company component, the net effect of these adjustments can decrease or increase location profit.

Sales from the subsidiary to the Company and between subsidiaries are based upon profit margins which represent competitive pricing of similar products.  Inter-company sales consisted of SR, HITOX, ALUPREM and TIOPREM.

Note 7.	Stock Options and Equity Compensation Plan

For the three and six month periods ended June 30, 2013, the Company recorded stock-based employee compensation expense of $46,000 and $62,000, respectively.  For the three and six month periods ended June 30, 2012, the Company recorded stock-based employee compensation expense of $52,000 and $58,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company granted 21,000 options during each of the six month periods ended June 30, 2013 and 2012.

As of June 30, 2013, there was approximately $413,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.67 years.

As most options issued under the 2000 Incentive Plan are incentive stock options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 8.	Inventories

A summary of inventory follows:

(In thousands)	June 30,	December 31,
	2013	2012
Raw materials	$16,120	$14,002
Work in progress	2,746	2,848
Finished goods	6,253	5,238
Supplies	916	868
Total Inventories	26,035	22,956
Inventory reserve	(74)	(61)
Net Inventories	$25,961	$22,895

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Derivatives and Other Financial Instruments

The Company has exposure to certain risks relating to its ongoing business operations, including financial, market, political and economic risks.  The following discussion provides information regarding our exposure to the risks of changing foreign currency exchange rates.  The Company has not entered into foreign currency contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.

Foreign Currency Forward Contracts
We manage the risk of changes in foreign currency exchange rates, primarily at our Asian Operation, through the use of foreign currency contracts.  Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We report the fair value of the derivatives on our consolidated and condensed balance sheets and changes in the fair value are recognized in earnings in the period of the change.

At June 30, 2013, we marked these contracts to market, recording $3,000 as a current asset on the consolidated and condensed balance sheet.  For the three and six month periods ended June 30, 2013, we recorded a net gain on these contracts of $3,000 and $24,000, respectively, as a component of our net income.  For the three and six month periods ended June 30, 2012, we recorded a net loss of $6,000 and $13,000, respectively, as a component of our net income.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Asset Derivatives
		June 30,	December 31,
Derivative Instrument	Location	2013	2012
Foreign Currency Exchange Contracts	Other Current Assets	$3	$-

Liability Derivatives
		June 30,	December 31,
Derivative Instrument	Location	2013	2012
Foreign Currency Exchange Contracts	Accrued Expenses	$-	$1

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and six month periods ended June 30, 2013 and 2012:

		Amount of Gain (Loss) Recognized in Income (In thousands)
	Location of Gain	Three Months Ended		Six Months Ended
Derivative	(Loss) on Derivative	June 30,		June 30,
Instrument	Instrument	2013	2012	2013	2012
Foreign Currency Exchange Contracts	Other Expense: Gain (loss) on foreign currency exchange rate	$3	$(6)	$24	$(13)

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global specialty chemical company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders, engineered fillers and flame retardants used in the manufacture of paints, industrial coatings, plastics, and catalysts applications.  We have operations in the U.S., Asia and Europe.

Our U.S. Operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM.  The facility is also the global headquarters for the Company.  The Asian Operation, located in Ipoh, Malaysia, manufactures Synthetic Rutile (“SR”), HITOX and TIOPREM and our European Operation, located in Hattem, Netherlands, manufactures ALUPREM.

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

Following are our results for the three and six month periods ended June 30, 2013 and 2012.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET SALES	$10,732	$14,108	$22,159	$26,916
Cost of sales	9,020	10,441	18,953	20,059
GROSS MARGIN	1,712	3,667	3,206	6,857
Technical services and research and development	171	101	324	183
Selling, general and administrative expenses	1,247	1,359	2,525	2,583
Loss on disposal of assets	-	-	10	-
OPERATING INCOME	294	2,207	347	4,091
OTHER EXPENSE:
Interest expense, net	(99)	(112)	(183)	(254)
Gain (loss) on foreign currency exchange rate	20	(20)	(67)	3
Other, net	-	1	12	1
INCOME BEFORE INCOME TAX	215	2,076	109	3,841
Income tax expense	65	517	34	886
NET INCOME	$150	$1,559	$75	$2,955

Income per common share:
Basic	$0.05	$0.56	$0.03	$1.14
Diluted	$0.04	$0.45	$0.02	$0.87

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the three and six month periods ended June 30, 2013 decreased approximately $3,376,000, or 24%, and $4,757,000, or 18%, respectively, as compared to the same three and six month periods of 2012 when we experienced increases in our consolidated net sales of 3,619,000, or 35%, and $6,842,000, or 34%, respectively.  The decline in sales for both the three and six month periods is primarily related to a decrease in the sale of our HITOX and SR products, both of which continue to be affected by weakness in the broader market for TiO2.

Following is a summary of our consolidated products sales for the three and six month periods ended June 30, 2013 and 2012 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2013		2012		Variance		2013		2012		Variance
HITOX	$3,797	36%	$5,950	42%	$(2,153)	-36%	$7,836	35%	$11,318	42%	$(3,482)	-31%
ALUPREM	3,137	29%	3,554	25%	(417)	-12%	7,024	32%	7,418	28%	(394)	-5%
BARTEX / BARYPREM	2,160	20%	1,825	13%	335	18%	4,045	18%	3,568	13%	477	13%
HALTEX / OPTILOAD	903	8%	1,024	7%	(121)	-12%	1,750	8%	1,902	7%	(152)	-8%
TIOPREM	567	5%	418	3%	149	36%	1,147	5%	754	3%	393	52%
SYNTHETIC RUTILE	-	0%	1,117	8%	(1,117)	-100%	-	0%	1,548	6%	(1,548)	N/A
OTHER	168	2%	220	2%	(52)	-24%	357	2%	408	1%	(51)	-13%
Total	$10,732	100%	$14,108	100%	$(3,376)	-24%	$22,159	100%	$26,916	100%	$(4,757)	-18%

HITOX sales decreased 36% and 31% for the three and six month periods ended June 30, 2013, respectively, primarily due to a global weakness in the TiO2 market, resulting in a decrease in volume of 28% for both periods and a decrease in selling price of approximately 8% and 3%, respectively.  This compares to an increase of 27% and 30% for the three and six month periods ended June 30, 2012, respectively, primarily related to a global increase in the average selling price of approximately 41% and 42%, respectively.

ALUPREM sales decreased 12% for the three month period ended June 30, 2013 and 5% for the six month period ended June 30, 2013, as compared to the same periods of 2012, primarily related to a decrease in volume associated with the order patterns of a large U.S. customer and a large European customer.  This compares to an increase of 9% and 16% during the same three and six month periods of 2012, respectively, primarily due to an increase in volume of a significant U.S. customer, which was partially offset by a decrease in volume in European sales as this business was affected by the slowdown in the European economy.

BARTEX/BARYPREM sales increased 18% and 13% during the three and six month periods ended June 30, 2013.  For the three and six month period, an increase in volume represented approximately 7% for both periods and selling price represented approximately 11% and 6%, respectively, of the overall sales increase.  During the three and six month periods ended June 30, 2012, sales increased approximately 62% and 61%, respectively, primarily due to an increase in volume of approximately 51%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 HALTEX/OPTILOAD sales decreased 12% and 8% for the three and six month periods ended June 30, 2013, respectively.  For the quarter ended June 30, 2013, volume and selling price decreased approximately 7% and 5%, respectively.  The year to date decline consisted of a decrease in volume and selling price of approximately 7% and 1%, respectively.  This compares to an increase in volume of 19% and 17% for the same three and six month periods of 2012, respectively.

TIOPREM sales increased 36% for the three month period ended June 30, 2013, of which approximately 64% related to an increase in volume which was partially offset by a decrease in selling price of 28%.  Year to date, sales increased approximately 52% of which volume represented approximately 61% which was partially offset by a decrease in selling price of approximately 9%.  The increase in volume for TIOPREM is primarily related to an expanding customer base as this product continues to gain acceptance in the marketplace.  For the same three period of 2012, sales increased 12% primarily related to an increase in selling price of 24% which was partially offset by a decrease in volume of 12%; and for the six month period ended June 30, 2012, sales declined approximately 3%.

Synthetic Rutile (“SR”) sales represented 8% and 6% of the overall sales for the three and six month periods ended June 30, 2012, respectively, as favorable market trends during 2012 allowed us to sell a significant quantity of SR to new customers; whereas, during the three and six month periods ended June 30, 2013, we did not sell any SR to third parties as a result of weak market conditions.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operation

Our U.S. Operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our U.S. Operation for the three and six month periods ended June 30, 2013 and 2012 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2013		2012		Variance		2013		2012		Variance
HITOX	$2,420	31%	$3,606	40%	$(1,186)	-33%	$5,020	33%	$7,002	40%	$(1,982)	-28%
ALUPREM	2,055	26%	2,326	26%	(271)	-12%	4,244	27%	4,757	27%	(513)	-11%
BARTEX	1,803	23%	1,485	17%	318	21%	3,282	21%	2,924	17%	358	12%
HALTEX / OPTILOAD	903	11%	1,024	12%	(121)	-12%	1,750	11%	1,902	11%	(152)	-8%
TIOPREM	533	7%	272	3%	261	96%	972	6%	483	3%	489	101%
OTHER	158	2%	186	2%	(28)	-15%	316	2%	370	2%	(54)	-15%
Total	$7,872	100%	$8,899	100%	$(1,027)	-12%	$15,584	100%	$17,438	100%	$(1,854)	-11%

HITOX sales decreased 33% for the three month period ended June 30, 2013, primarily due to a decrease in volume of approximately 26% and selling price of 7%, respectively, due primarily to a weakening in the global TiO2 market.  This compares to an increase 38% for the three month period ended June 30, 2012, primarily due to an increase in selling price of 39% which was partially offset by a small decrease in volume.  For the six month period ended June 30, 2013, the decrease in HITOX sales of 28% is primarily related to a decrease in volume of 26% and selling price of 2%.  During the same six month period of 2012, sales increased 44%, primarily due to a tight supply of commodity titanium dioxide, resulting in an increase in selling price which represented 43% of increase for that period.

ALUPREM sales during the second quarter decreased 12% as compared to an increase of 97% during the second quarter of 2012.  For the six month period ended June 30, 2013, U.S. ALUPREM sales decreased 11% as compared to an increase of 101% during the same six month period of 2012.  The decrease in sales for the three and six month periods ended June 30, 2013 is due to a change in the ordering pattern of a significant U.S. customer.

BARTEX sales in the U.S. increased 21% and 12% the three and six month periods ended June 30, 2013, respectively.  For the second quarter, volume and selling price increased 6% and 15%, respectively; and for the six month period ended June 30, 2013, volume and selling price increased 5% and 7%, respectively.  During the same three and six month periods of 2012, sales increased 62% and 61%, respectively.  For the three and six month periods of 2012, an increase in volume represented approximately 51% of the overall sales increase.

TIOPREM sales in the U.S. increased 96% and 101% the three and six month periods ended June 30, 2013, respectively.  For the second quarter, volume increased 117% and selling price decreased sales 21%; and for the six month period ended June 30, 2012, volume increased 117% and selling price decreased sales 16%.  During the same three and six month periods of 2012, sales increased 15% and 14%, respectively.  For the second quarter of 2012, volume decreased 8% and selling price increased sales 23%; and year to date, volume decreased 14% and selling price increased sales 28%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operation

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our U.S. Operation for distribution to U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three and six month periods ended June 30, 2013 and 2012 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2013		2012		Variance		2013		2012		Variance
ALUPREM	$1,082	64%	$1,228	62%	$(146)	-12%	$2,780	67%	$2,661	64%	$119	4%
HITOX	232	14%	388	20%	(156)	-40%	582	14%	825	20%	(243)	-29%
BARYPREM	357	21%	340	17%	17	5%	763	18%	644	15%	119	18%
TIOPREM	27	1%	30	1%	(3)	-10%	51	1%	43	1%	8	19%
Total	$1,698	100%	$1,986	100%	$(288)	-15%	$4,176	100%	$4,173	100%	$3	0%

ALUPREM sales in Europe decreased 12% for the three month period ended June 30, 2013, primarily relating to a change in selling price which resulted in a reduction of approximately 30% and was partially offset by an increase in volume of 18%.  The decrease in volume is primarily the result of the current European economy.  This compares to a decrease in sales of 35% and 28% for the same three and six month periods of 2012, respectively, which was primarily due to a decrease in volume for the two periods of 30% and 26%, respectively.

HITOX sales in Europe decreased 40% and 29% for the three and six month periods ended June 30, 2013, respectively, primarily due to the global weakness in the TiO2 market, as well as a weak European economy.  For the three and six month periods ended June 30, 2013, volume decreased 28% and 27%, respectively, and selling price decreased 12% and 2%, respectively.  This compares to a decrease in sales of 24% and 5% for the same three and six month periods of 2012, respectively, primarily due to a weak European economy.  For the three and six month periods ended June 30, 2012, volume decreased 29% and 22%, respectively.

BARYPREM sales in Europe increased 5% for the three month period ended June 30, 2013, primarily due to an increase in volume of approximately 15%, which was partially offset by a decrease in selling price of 10%.  For the six month period ended June 30, 2013, sales increased 18% due to an increase in volume and selling price of 14% and 4%, respectively.  This follows significant increases in volume during the same three and six month periods of 2012 as the product gained greater acceptance in the European market.

TIOPREM sales in Europe decreased 10% during the three month period ended June 30, 2013, primarily due to a decrease in selling price of 21%, which was partially offset by an increase in volume of 11%.  For the six month period ended June 30, 2013, sales increased approximately 19%, primarily due to an increase in volume and selling price of 11% and 7%, respectively.  For the three and six month periods ended June 30, 2012, sales decreased 67% and 72%, respectively, primarily due to a decline in volume resulting from a weak European economy.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our U.S. Operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and six month periods ended June 30, 2013 and 2012 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2013		2012		Variance		2013		2012		Variance
HITOX	$1,145	98%	$1,956	61%	$(811)	-41%	$2,234	93%	$3,491	66%	$(1,257)	-36%
TIOPREM	7	1%	116	3%	(109)	-94%	124	5%	228	4%	(104)	-46%
SYNTHETIC RUTILE	-	0%	1,117	35%	(1,117)	-100%	-	0%	1,548	29%	(1,548)	-100%
OTHER	10	1%	34	1%	(24)	-71%	41	2%	38	1%	3	8%
Total	$1,162	100%	$3,223	100%	$(2,061)	-64%	$2,399	100%	$5,305	100%	$(2,906)	-55%

HITOX sales in Asia decreased 41% and 36% for the three and six month periods ended June 30, 2013, respectively.  For the second quarter, volume and selling price decreased 32% and 9%, respectively, and for the six month period ended June 30, 2013, volume and selling price decreased 32% and 4%, respectively, due to the weakness in the TiO2 market.  This compares to an increase of 27% and 17% for the same three and six month periods of 2012, respectively, primarily related to an increase in selling price of 49% and 43%, respectively, which was partially offset by a decrease in volume of 22% and 26%.

TIOPREM sales in Asia decreased 94% and 46% during the three and six month periods ended June 30, 2013.  For the second quarter, volume and selling price decreased 47% and 47%, respectively; and for the six month period ended June 30, 2013, volume decreased approximately 46% and selling price was flat. This compares to an increase of 152% and 1031% during the three and six month periods ended June 30, 2012, respectively.

SR sales represented 35% and 29% of the overall sales for the three and six month periods ended June 30, 2012, respectively, as favorable market trends during 2012 allowed us to sell a significant quantity of SR to new customers; whereas, during the three and six month periods ended June 30, 2013, we did not sell any SR to third parties as a result of weak market conditions.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three and six month periods ended June 30, 2013 and 2012.

	(Unaudited)
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET SALES	$10,732	$14,108	$22,159	$26,916
Cost of sales	9,020	10,441	18,953	20,059
GROSS MARGIN	$1,712	$3,667	$3,206	$6,857
GROSS MARGIN %	16.0%	26.0%	14.5%	25.5%

For the three and six month periods ended June 30, 2013, gross margin decreased approximately 10% and 11%, respectively.  For the second quarter, the primarily factors influencing the decrease in gross margin include a decrease in selling price of approximately 8% and an increase in the cost of raw materials and energy costs of 7%, which were partially offset by improved operating efficiencies, resulting in an increase in the gross margin of approximately 5%.

For the six month period ended June 30, 2013, the primarily factors influencing the decrease in gross margin include a decrease in selling price of approximately 5% and an increase in the cost of raw materials of 6%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense decreased approximately 8% during the three month period ended June 30, 2013, primarily due to a decrease in selling expense, consulting fees and legal fees of approximately 6%, 4% and 2%, respectively, which was partially offset by registration fees (“REACH”) required by the European government to continue selling our products in Europe of 4%.

For the six month period ended June 30, 2013, SG&A expenses decreased approximately 2%, primarily due to a decrease in selling expense, consulting fees, legal fees and travel expense of approximately 4%, 2%, 2% and 1%, respectively, which was partially offset by an increase in salaries and REACH fees of 5% and 2%, respectively.

Interest Expense:  Net interest expense for the three and six month periods ended June 30, 2013 decreased approximately $13,000 and $71,000, respectively, as compared to the same periods of 2012, primarily due to a decrease in our long and short-term financing.

Income Taxes:  For the three and six month periods ended June 30, 2013, income tax expense consisted of federal income tax benefit of approximately $24,000 and expense of approximately $16,000, respectively; state income tax expense of approximately $2,000 and $4,000, respectively; and foreign tax expense of approximately $87,000 and $14,000, respectively.  For the three and six month periods ended June 30, 2012, income tax expense consisted of federal income tax expense of approximately $287,000 and $583,000, respectively; state income tax expense of approximately $3,000 and $5,000, respectively; and foreign tax expense of approximately $227,000 and $298,000, respectively.  Taxes are based on an estimated annualized consolidated effective tax rate of 31.2% for the year ended December 31, 2013.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	June 30,	December 31,
	2013	2012
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at June 30, 2013, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,114	$1,309
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 7.8% at June 30, 2013, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€265)	345	363
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at June 30, 2013, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€290)	377	395
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at June 30, 2013, due July 31, 2015, secured by TPT's assets. (€83)	108	143
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at June 30, 2013, due July 5, 2014, secured by TPT's assets. (€218)	283	442
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at June 30, 2013, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 3,208)	1,016	866
Total	3,243	3,518
Less current maturities	1,180	1,202
Total long-term debt - financial institutions	$2,063	$2,316

Short-term Debt

U.S. Operation

On December 31, 2010, the Company entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which extended the maturity date from October 15, 2013 to October 15, 2014 and reduced the minimum interest rate floor from 5.5% to 4.5%.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.50%.  At June 30, 2013, the Company had an outstanding balance on the Line of $700,000.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At June 30, 2013, the ratio of cash flow to debt service was 2.92 to 1.0.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operation

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.42%), is secured by TPT’s accounts receivable and inventory.  At June 30, 2013, TPT had utilized €794,000 ($1,033,000) of its short-term credit facility.

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

Asian Operation

On May 21, 2013, our subsidiary, TMM, amended its banking facility with HSBC Bank Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2013 to April 30, 2014.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($158,000, $2,044,000 and $1,582,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 5, 2013 to March 24, 2014 and grant a multi-trade line of RM 5,000,000 ($1,582,000).  In addition, the RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($316,000, $2,943,000, $379,000 and $7,913,000, respectively).  At June 30, 2013, the outstanding balance on the line of credit was RM 700,000 ($221,000) at a current interest rate of 4.83% and RM 9,181,000 ($1,442,000) was outstanding on the foreign exchange contract at a current interest rate of 2.80%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2013, the outstanding balance on the ECR facilities was RM 5,918,000 ($1,873,000) at a current interest rate of 5.0%.

The borrowings under both the HSBC and the RHB short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM’s property, plant and equipment.  However, if demand is made by HSBC or RHB, we may be unable to refinance the demanded indebtedness, in which case, the lenders could foreclose on the assets of TMM.  The credit facilities prohibit TMM from paying dividends, and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $1,908,000 for the six months ended June 30, 2013 as compared to a decrease of $1,317,000 for the six months ended June 30, 2012.

	(Unaudited)
	Six Months Ended June 30,
(In thousands)	2013	2012
Net cash provided by (used in)
Operating activities	$(2,066)	$(2,617)
Investing activities	(2,578)	(2,031)
Financing activities	2,845	3,409
Effect of exchange rate fluctuations	(109)	(78)
Net decrease in cash and cash equivalents	$(1,908)	$(1,317)

Operating Activities

Operating activities used $2,066,000 in cash during the first six months of 2013 as compared to using cash of $2,617,000 during the same period of 2012.  Following are the major changes in working capital affecting cash used by operating activities for the six month period ended June 30, 2013:

  Accounts Receivable:  Accounts receivable increased $1,419,000 as compared to an increase of $2,591,000 for the same period in 2012.  The increase in accounts receivable is primarily due to stronger sales in the second quarter 2013 compared to the fourth quarter of 2012.  Accounts receivable increased $1,159,000 at the U.S. Operation, $131,000 at TPT and $129,000 at TMM.
  Inventories: Inventories increased $3,493,000 as compared to an increase of $5,372,000 for the same period in 2012.  Inventories at the U.S. Operation increased $2,393,000, primarily related to an increase in finished goods.  TMM’s increased approximately $1,240,000, primarily related to an increase in SR feedstock.  TPT’s decreased approximately $140,000, primarily due to a decrease in raw materials.
  Other Current Assets:  Other current assets decreased $356,000 as compared to an increase of $625,000 for the same period in 2012.  Prepaid expenses at the U.S. Operation increased $121,000, primarily related to the timing of insurance premiums and TPT’s increased $203,000, primarily due to the prepayment of payroll taxes.  TMM’s decreased $680,000, primarily due to the timing of deposits paid on inventory and equipment purchases.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $881,000 as compared to an increase of $1,542,000 for the same period in 2012.  Accounts payable and accrued expenses at the U.S. Operation decreased $616,000, primarily related to the timing of raw material purchases; TPT’s increased $193,000, primarily related to capital expenditures; and TMM’s increased $1,304,000, primarily relating to raw materials for the production of SR and capital expenditures.

Investing Activities

We used $2,578,000 of cash in investing activities during the first six months of 2013, primarily for the purchase of fixed assets as compared to $2,031,000 during the same period 2012.  Net investments for each of our three locations are as follows:

  U.S. Operation:  We invested approximately $565,000, primarily related to capital maintenance and production equipment, as compared to $671,000 for the same period in 2012.
  European Operation:  We invested approximately $578,000 at TPT for production equipment, as compared to $742,000 for the same period in 2012.
  Asian Operation:  We invested approximately $1,435,000 at TMM, primarily related to capital improvements in our SR production facility to improve yield and efficiencies, as compared to $618,000 for the same period in 2012.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities

Financing activities provided cash of $2,845,000 during the six month period ended June 30, 2013 as compared to $3,409,000 for the same period 2012.  Significant factors relating to financing activities include the following:

  Lines of Credit

U.S. Operation:  Borrowings on our U.S. line of credit increased $700,000 during the first six months of 2013 as compared to $1,000,000 during the same period of 2012.

European Operation:  Borrowings on TPT’s line of credit increased $50,000 during the six month period ended June 30, 2013 as compared to an increase of $334,000 during the same period of 2012.

Asian Operation:  Borrowings on TMM’s line of credit increased $587,000 during the six month period ended June 30, 2013 as compared to a decrease of $511,000 during the same period of 2012.

  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR increased $1,492,000 during the six month period ended June 30, 2013 for working capital related to the production of SR as compared to an increase of $2,303,000 for the same period in 2012.
  Capital Leases:  Capital leases decreased approximately $24,000 during the first six months of 2013 as compared to an increase of approximately $31,000 for the same period in 2012.
  Long-term Debt:

U.S. Operation:  Our U.S. long-term debt decreased $195,000 for each of the six month periods ended June 30, 2013 and 2012.

European Operation:  TPT’s long-term debt decreased $210,000 and $204,000 for the six month periods ended June 30, 2013 and 2012, respectively.

Asian Operation:  TMM’s long-term debt increased $178,000 and $536,000 for the six month periods ended June 30, 2013 and 2012, respectively.

  Proceeds from Issuance of Common Stock:  We received $267,000 from the issuance of common stock during the first six months of 2013 related to the exercise of stock options.  For the same six month period of 2012, we received $115,000 from the issuance of common stock related to the exercise of stock options.

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2012 Annual Report on Form 10-K.

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

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 10.1	Amendment No. One to Revolving Credit Promissory Note with American Bank, N.A. dated May 15, 2013
	Exhibit 10.2	Amendment No. One Promissory Note with American Bank, dated May 15, 2013
	Exhibit 10.3	Second Amendment to Loan Agreement with American Bank, dated May 15, 2013
	Exhibit 10.4	Extension of Maturity Date with HSBC, dated May 21, 2013
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 6, 2013	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	August 6, 2013	BARBARA RUSSELL Barbara Russell Chief Financial Officer