Form 10-Q
period 2013-09-30
TOR MINERALS INTERNATIONAL INC
filed 2013-11-06
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission File Number 0-17321 TOR Minerals International, Inc.
Delaware (State or other jurisdiction of incorporation or organization)			74-2081929 (I.R.S. Employer Identification No.)
722 Burleson Street, Corpus Christi, Texas 78402 (Address of principal executive offices)
(361) 883-5591 (Registrant’s telephone number, including area code) ____________________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of November 1, 2013 3,011,686

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Income Statements -- Three and nine months ended September 30, 2013 and 2012	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three and nine months ended September 30, 2013 and 2012	4
	Condensed Consolidated Balance Sheets -- September 30, 2013 and December 31, 2012	5
	Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2013 and 2012	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	28

Part II - Other Information

Item 6.	Exhibits	29

Signatures		29

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

Part I  -  Financial Information

Item 1.	Condensed Consolidated Financial Statements

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET SALES	$10,870	$19,914	$33,029	$46,830
Cost of sales	9,289	16,068	28,242	36,127
GROSS MARGIN	1,581	3,846	4,787	10,703
Technical services and research and development	135	90	459	273
Selling, general and administrative expenses	1,119	1,242	3,644	3,825
(Gain) loss on disposal of assets	-	(6)	10	(6)
OPERATING INCOME	327	2,520	674	6,611
OTHER EXPENSE:
Interest expense, net	(103)	(143)	(286)	(397)
Loss on foreign currency exchange rate	(84)	(24)	(151)	(21)
Other, net	6	-	18	1
Total Other Expense	(181)	(167)	(419)	(417)
INCOME BEFORE INCOME TAX	146	2,353	255	6,194
Income tax expense	33	516	67	1,402
NET INCOME	$113	$1,837	$188	$4,792
Plus: 6% Convertible Debenture Interest Expense	-	-	-	36
Income Available to Common Shareholders	$113	$1,837	$188	$4,828

Income per common share:
Basic	$0.04	$0.62	$0.06	$1.77
Diluted	$0.03	$0.53	$0.06	$1.43
Weighted average common shares outstanding:
Basic	3,012	2,968	2,999	2,714
Diluted	3,422	3,441	3,271	3,383

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$113	$1,837	$188	$4,792
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	(265)	758	(951)	540
Other comprehensive gain (loss), net of tax	(265)	758	(951)	540
COMPREHENSIVE INCOME (LOSS)	$(152)	$2,595	$(763)	$5,332

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,799	$2,799
Trade accounts receivable, net	4,896	3,972
Inventories, net	27,141	22,895
Other current assets	956	1,822
Total current assets	34,792	31,488
PROPERTY, PLANT AND EQUIPMENT, net	23,806	22,933
OTHER ASSETS	23	25
Total Assets	$58,621	$54,446

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,998	$4,608
Accrued expenses	1,479	1,864
Notes payable under lines of credit	2,869	2,109
Export credit refinancing facility	3,970	394
Current deferred tax liability	173	173
Current maturities - capital leases	17	33
Current maturities of long-term debt – financial institutions	1,111	1,202
Total current liabilities	15,617	10,383
CAPITAL LEASES	-	12
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	1,846	2,316
DEFERRED TAX LIABILITY	840	1,007
Total liabilities	18,303	13,718
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,012 shares issued and outstanding at September 30, 2013 and 2,987 shares issued and outstanding at December 31, 2012	3,765	3,733
Additional paid-in capital	29,338	29,017
Retained earnings	3,457	3,269
Accumulated other comprehensive income:
Cumulative translation adjustment	3,758	4,709
Total shareholders' equity	40,318	40,728
Total Liabilities and Shareholders' Equity	$58,621	$54,446

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$188	$4,792
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,355	1,842
(Gain) loss on disposal of assets	10	(6)
Share-based compensation	85	71
Convertible debenture interest expense	-	22
Deferred income taxes	(123)	572
Change in inventory reserve	(15)	(48)
Provision for bad debts	3	69
Changes in working capital:
Trade accounts receivables	(903)	(9,499)
Inventories	(4,996)	(1,553)
Other current assets	814	(788)
Accounts payable and accrued expenses	1,135	2,684
Net cash used in operating activities	(1,447)	(1,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,529)	(3,068)
Proceeds from sales of property, plant and equipment	2	8
Net cash used in investing activities	(3,527)	(3,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from lines of credit	804	1,656
Net proceeds from export credit refinancing facility	3,600	1,032
Net (payments on) proceeds from capital leases	(30)	5
Proceeds from long-term bank debt	276	774
Payments on long-term bank debt	(815)	(605)
Proceeds from the issuance of common stock and exercise of common stock options	267	148
Net cash provided by financing activities	4,102	3,010
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(128)	69
Net decrease in cash and cash equivalents	(1,000)	(1,823)
Cash and cash equivalents at beginning of year	2,799	3,381
Cash and cash equivalents at end of period	$1,799	$1,558

Supplemental cash flow disclosures:
Interest paid	$286	$397
Income taxes paid	$214	$-

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, B.V. (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”),  with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, in our Annual Report on Form 10-K filed with the SEC on March 7, 2013.  Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results for the year ending December 31, 2013.

Income Taxes

The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three and nine month periods ended September 30, 2013, income tax expense consisted of federal income tax benefit of approximately $103,000 and $88,000, respectively; state income tax expense of approximately $2,000 and $7,000, respectively; and foreign tax expense of approximately $134,000 and $148,000, respectively.  For the three and nine month periods ended September 30, 2012, income tax expense consisted of federal income tax expense of approximately $105,000 and $688,000, respectively; state income tax expense of approximately $3,000 and $8,000, respectively; and foreign tax expense of approximately $408,000 and $706,000, respectively.  Taxes are based on an estimated annualized consolidated effective tax rate of 26.3% for the year ended December 31, 2013.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2010 through December 31, 2012.  Our state returns, which are filed in Texas and Ohio, are subject to examination for the tax years ended December 31, 2009 through December 31, 2012.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years ended December 31, 2007 through December 31, 2012.

As of January 1, 2012, we did not have any unrecognized tax benefits and there was no change during the nine month period ended September 30, 2013.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the nine month period ended September 30, 2013.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

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

Note 2.	Debt

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	September 30,	December 31,
	2013	2012
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at September 30, 2013, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,013	$1,309
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at September 30, 2013, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€260)	352	363
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at September 30, 2013, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€285)	386	395
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at September 30, 2013, due July 31, 2015, secured by TPT's assets. (€71)	95	143
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at September 30, 2013, due July 5, 2014, secured by TPT's assets. (€159)	216	442
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at September 30, 2013, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 2,917)	895	866

Total	2,957	3,518
Less current maturities	1,111	1,202
Total long-term debt - financial institutions	$1,846	$2,316

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

U.S. Operation

On October 24, 2013, the Company agreed to change the loan agreement with American Bank, N.A. (the “Lender”).  Under the terms of the change, the Lender lowered the required ratio of cash flow to debt service to 1.0 to 1.0 as measured on a rolling four quarter basis beginning with the four quarter period ending December 31, 2013 and continuing through the four quarter period ending December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the loan agreement.

Asian Operation

On October 25, 2013, TMM entered into an agreement with RHB Bank Berhad (“RHB”), a Malaysian Bank, to amend the banking facility currently in place between TMM & RHB.  Under the terms of the agreement, RHB granted a new term loan to TMM in the amount of RM 3,200,000 Malaysian Ringgits ($1,018,300).  Under the terms of the agreement, the term loan will be amortized over a period of five (5) years, and the interest rate will be 1.25% per annum above the RHB’s base lending rate, which is currently 6.6% per annum.  The funds will be used to finance part of the cost of plant improvements to increase efficiency and production capacity.

On October 25, 2013, TMM entered into an agreement with HSBC Bank Malaysia Berhad (“HSBC”), a Malaysian Bank, to amend the banking facility currently in place between TMM & HSBC.  Under the terms of the agreement, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 Malaysian Ringgits ($1,591,090).  Under the terms of the agreement, the term loan will be amortized over a period of five (5) years, and the interest rate will be 2.0% per annum above the HSBC’s base lending rate, which is currently 6.6% per annum.  The funds will be used to finance part of the cost of plant improvements to increase efficiency and production capacity.

Short-term Debt

U.S. Operation

On December 31, 2010, the Company entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which extended the maturity date from October 15, 2013 to October 15, 2014 and reduced the minimum interest rate floor from 5.5% to 4.5%.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.50%.  At September 30, 2013, the Company had an outstanding balance on the Line of $700,000.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At September 30, 2013, the ratio of cash flow to debt service was 1.49 to 1.0.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

European Operation

On March 20, 2007, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.42%), is secured by TPT’s accounts receivable and inventory.  At September 30, 2013, TPT had utilized €899,000 ($1,216,000) of its short-term credit facility.

TPT’s loan agreements covering both the Credit Facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in The Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case Rabobank could foreclose on the assets of TPT.

Asian Operation

On May 21, 2013, TMM, amended its banking facility with HSBC to extend the maturity date from April 30, 2013 to April 30, 2014.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($153,000, $1,983,000 and $1,534,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB to extend the maturity date from March 5, 2013 to March 24, 2014.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($307,000, $2,854,000, $368,000 and $7,673,000, respectively).  At September 30, 2013, the outstanding balance on the line of credit was RM 700,000 ($215,000) at a current interest rate of 4.83% and RM 2,405,000 ($738,000) was outstanding on the foreign exchange contract at a current interest rate of 2.80%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2013, the outstanding balance on the ECR facilities was RM 12,935,000 ($3,970,000) at a current interest rate of 5.0%.

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

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2012 and September 30, 2013.

	Fair Value Measurements
(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability
December 31, 2012
Currency forward contracts	$(1)	$-	$(1)	$-
September 30, 2013
Currency forward contracts	$(23)	$-	$(23)	$-

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

	September 30, 2013		December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,957	$2,883	$3,518	$3,455

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

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $22,000, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2013 was approximately $22,000.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The 36 month lease was fully amortized on August 1, 2013.

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of €38,360 ($51,882), is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2013 was approximately €25,000 ($33,800).  The capital lease is in the amount of €41,256 ($55,799) including interest of €2,896 ($3,917) (implicit interest rate 4.786%).  The lease term is 36 months with equal monthly installments of €1,146 ($1,550).  The net present value of the lease at September 30, 2013 was €12,310 ($17,000).

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net Income	$113	$1,837	$188	$4,792
Numerator for basic earnings per share - income available to common shareholders	113	1,837	188	4,792
Effect of dilutive securities:
6% Convertible Debenture Interest Expense	-	-	-	36
Numerator for diluted income per share - income available to common shareholders after assumed conversions	$113	$1,837	$188	$4,828
Denominator:
Denominator for basic income per share - weighted-average shares	3,012	2,968	2,999	2,714
Effect of dilutive securities:
Employee stock options	8	25	2	33
Detachable warrants	402	448	270	454
6% Convertible Debenture	-	-	-	182
Dilutive potential common shares	410	473	272	669
Denominator for diluted income per share - weighted-average shares and assumed conversions	3,422	3,441	3,271	3,383
Basic income per common share	$0.04	$0.62	$0.06	$1.77
Diluted income per common share	$0.03	$0.53	$0.06	$1.43

For the three and nine month periods ended September 30, 2013 and 2012, approximately 88,000 and 45,000, respectively, of shares issuable upon exercise of employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

(In thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
September 30, 2013
Net Sales:
Customer sales	$7,680	$2,124	$1,066	$-	$10,870
Intercompany sales	53	1,674	1,703	(3,430)	-
Total Net Sales	$7,733	$3,798	$2,769	$(3,430)	$10,870

Location income (loss)	$(389)	$353	$80	$69	$113

September 30, 2012
Net Sales:
Customer sales	$8,592	$1,645	$9,677	$-	$19,914
Intercompany sales	11	1,910	1,379	(3,300)	-
Total Net Sales	$8,603	$3,555	$11,056	$(3,300)	$19,914

Location income	$447	$293	$1,195	$(98)	$1,837
As of and for the nine months ended:
September 30, 2013
Net Sales:
Customer sales	$23,264	$6,300	$3,465	$-	$33,029
Intercompany sales	110	4,997	7,342	(12,449)	-
Total Net Sales	$23,374	$11,297	$10,807	$(12,449)	$33,029

Location income (loss)	$(361)	$618	$(113)	$44	$188

Location assets	$21,048	$11,305	$26,268	$-	$58,621

September 30, 2012
Net Sales:
Customer sales	$26,030	$5,818	$14,982	$-	$46,830
Intercompany sales	52	4,735	7,350	(12,137)	-
Total Net Sales	$26,082	$10,553	$22,332	$(12,137)	$46,830

Location income	$2,036	$585	$2,322	$(151)	$4,792

Location assets	$19,053	$10,306	$30,485	$-	$59,844

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

For the three and nine month periods ended September 30, 2013, the Company recorded stock-based employee compensation expense of $23,000 and $85,000, respectively.  For the three and nine month periods ended September 30, 2012, the Company recorded stock-based employee compensation expense of $13,000 and $71,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company granted 21,000 options during each of the nine month periods ended September 30, 2013 and 2012.

As of September 30, 2013, there was approximately $390,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.42 years.

As most options issued under the 2000 Incentive Plan are incentive stock options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 8.	Inventories

A summary of inventory follows:

(In thousands)	September 30,	December 31,
	2013	2012
Raw materials	$17,652	$14,002
Work in progress	2,837	2,848
Finished goods	5,698	5,238
Supplies	1,028	868
Total Inventories	27,215	22,956
Inventory reserve	(74)	(61)
Net Inventories	$27,141	$22,895

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Derivatives and Other Financial Instruments

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

At September 30, 2013, we marked these contracts to market, recording $23,000 as a current liability on the consolidated and condensed balance sheet.  For the three and nine month periods ended September 30, 2013, we recorded a net loss on these contracts of $23,000 and a net gain of $1,000, respectively, as a component of our net income.  For the three and nine month periods ended September 30, 2012, we recorded a net gain of $88,000 and $75,000, respectively, as a component of our net income.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our Condensed Consolidated Balance Sheet:

(In thousands)
Liability Derivatives
		September 30,	December 31,
Derivative Instrument	Location	2013	2012
Foreign Currency Exchange Contracts	Accrued Expenses	$23	$1

The following table summarizes the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and nine month periods ended September 30, 2013 and 2012:

		Amount of Gain (Loss) Recognized in Income (In thousands)
	Location of Gain	Three Months Ended		Nine Months Ended
Derivative	(Loss) on Derivative	September 30,		September 30,
Instrument	Instrument	2013	2012	2013	2012
Foreign Currency Exchange Contracts	Loss on foreign currency exchange rate	$(23)	$88	$1	$75

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global specialty mineral company engaged in the business of manufacturing and marketing mineral products for use as pigments, pigment extenders, engineered fillers and flame retardants used in the manufacture of paints, industrial coatings, plastics, and catalysts applications.  We have operations in the U.S., Asia and Europe.

Our U.S. Operation, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM.  The facility is also the global headquarters for the Company.  The Asian Operation, located in Ipoh, Malaysia, manufactures Synthetic Rutile (“SR”), HITOX and TIOPREM and our European Operation, located in Hattem, Netherlands, manufactures ALUPREM and BARYPREM.

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

Following are our results for the three and nine month periods ended September 30, 2013 and 2012.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET SALES	$10,870	$19,914	$33,029	$46,830
Cost of sales	9,289	16,068	28,242	36,127
GROSS MARGIN	1,581	3,846	4,787	10,703
Technical services and research and development	135	90	459	273
Selling, general and administrative expenses	1,119	1,242	3,644	3,825
(Gain) loss on disposal of assets	-	(6)	10	(6)
OPERATING INCOME	327	2,520	674	6,611
OTHER EXPENSE:
Interest expense, net	(103)	(143)	(286)	(397)
Loss on foreign currency exchange rate	(84)	(24)	(151)	(21)
Other, net	6	-	18	1
INCOME BEFORE INCOME TAX	146	2,353	255	6,194
Income tax expense	33	516	67	1,402
NET INCOME	$113	$1,837	$188	$4,792

Income per common share:
Basic	$0.04	$0.62	$0.06	$1.77
Diluted	$0.03	$0.53	$0.06	$1.43

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the three and nine month periods ended September 30, 2013 decreased approximately $9,044,000, or 45%, and $13,801,000, or 29%, respectively, as compared to the same three and nine month periods of 2012 when we experienced increases in our consolidated net sales of $8,513,000 or 75% and $15,355,000 or 49%, respectively.  The decline in sales for both the three and nine month periods is primarily related to a decrease in the sale of our SR and HITOX products, both of which continue to be affected by weakness in the broader market for titanium dioxide (“TiO2”).

Following is a summary of our consolidated products sales for the three and nine month periods ended September 30, 2013 and 2012 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2013		2012		Variance		2013		2012		Variance
HITOX	$3,717	34%	$3,914	20%	$(197)	-5%	$11,553	35%	$15,232	33%	$(3,679)	-24%
ALUPREM	3,432	32%	3,377	18%	55	2%	10,456	32%	10,795	25%	(339)	-3%
BARTEX / BARYPREM	2,135	19%	2,074	9%	61	3%	6,180	19%	5,642	10%	538	10%
HALTEX / OPTILOAD	877	8%	917	4%	(40)	-4%	2,627	8%	2,819	6%	(192)	-7%
TIOPREM	408	4%	623	3%	(215)	-35%	1,555	4%	1,377	3%	178	13%
SYNTHETIC RUTILE	96	1%	8,862	45%	(8,766)	-99%	96	<1%	10,410	22%	(10,314)	-99%
OTHER	205	2%	147	1%	58	39%	562	2%	555	1%	7	1%
Total	$10,870	100%	$19,914	100%	$(9,044)	-45%	$33,029	100%	$46,830	100%	$(13,801)	-29%

HITOX sales decreased 5% for the three month period ended September 30, 2013, primarily due to a decrease in selling price of approximately 12% which was partially offset by an increase in volume of 7%.  This compares to a decrease of 27% for the same three month period of 2012, primarily due to a decrease in volume of 44%, which was partially offset by an increase in selling price of approximately 17%.

For the nine month period ended September 30, 2013, HITOX sales declined 24%, primarily due to a decrease in volume and selling price of approximately 19% and 5%, respectively.  This compares to an increase of approximately 8% for the nine month period ended September 30, 2012, primarily due to an increase in average selling price of approximately 31%, offset by a reduction in volume of approximately 23%.

The decrease in sales volumes has been experienced throughout the TiO2 market as both producers and consumers have been undertaking inventory correction initiatives, primarily due to the economic weakness and uncertainty as well as to align production levels and inventories to the current demand levels for TiO2 products.

ALUPREM sales increased 2% for the three month period ended September 30, 2013, primarily due to an increase in selling price in the European market, as well as the effect of the change in the foreign currency rate between the Euro and the U.S. Dollar as the Euro gained strength on the U.S. Dollar.  The impact on our consolidated ALUPREM sales was an increase in selling price of approximately 3% and approximately 2% related to the change in currency rate.  Our consolidated sales volume declined approximately 3%, primarily due to a decrease in volume of one of our significant U.S. customers, which was partially offset by an increase in volume in our European sales.  For the three month period ended September 30, 2012, ALUPREM sales were flat in comparison with the prior year.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the nine month period ended September 30, 2013, ALUPREM sales decreased approximately 3%, primarily related to decrease in volume in volume and selling price of approximately 2% and 2%, respectively, which was partially offset by the impact of the foreign currency rate, which increased sales approximately 1%.  The year-to-date decrease in sales volume is primarily related to a decrease in the order pattern of one of our significant U.S. customers, which was partially offset by an increase in volume in our European sales; whereas, for the nine month period ended September 30, 2012, our consolidated ALUPREM sales increased approximately 10%, primarily due to an increase in volume related of a significant U.S. customer.

BARTEX/BARYPREM sales increased approximately 3% during the three month period ended September 30, 2013, primarily due to an increase in volume of approximately 0.5%, selling price of approximately 2.2% and the effect of the change in foreign currency of approximately 0.3%.  This compares to an increase of approximately 58%, primarily related to an increase in volume and selling price of 51% and 7%, respectively, during the same three month period of 2012.

For the nine month period ended September 30, 2013, BARTEX/BARYPREM sales increased approximately 10% of which volume represented approximately 4.5%, selling price approximately 4.5% and the effect of the change in foreign currency rate increased sales approximately 1%.  During the nine month period ended September 30, 2012, sales increased approximately 60% of which volume represented approximately 51% and selling price approximately 9%.

HALTEX/OPTILOAD sales decreased 4% during the three month period ended September 30, 2013, primary due to lower average selling prices from a change in product mix which reduced sales approximately 5%.  Partially offsetting this reduction was an increase in volume of 1%.  For the three month period ended September 30, 2012, HALTEX/OPTILOAD sales increased approximately 21% in volume.

For the nine month period ended September 30, 2013, HALTEX/OPTILOAD sales decreased 7%, primarily due to a reduction in volume of approximately 4% and a change in the product mix of approximately 3%.  HALTEX/OPTILOAD volumes increased approximately 18% during the nine month period ended September 30, 2012.

TIOPREM sales decreased 35% for the three month period ended September 30, 2013, primarily due to a decrease in volume of approximately 28% and a decrease in selling price of approximately 7%.  This compares to an increase of 82% for the three month period ended September 30, 2012, of which volume represented approximately 65% and selling price approximately 17%.

For the nine month period ended September 30, 2013, TIOPREM sales increased approximately 13% of which volume represented approximately 20% and the effect of the change in foreign currency increased sales approximately 1%.  A decrease in selling price, primarily related to product mix, reduced sales approximately 8%.  For the nine month period ended September 30, 2012, sales increased 23%, primarily due to an increase in volume.

Synthetic Rutile (“SR”) sales represented approximately 1% of our total consolidated sales for the three month period ended September 30, 2013, as compared to approximately 45% for the same three month period of 2012.  For the nine month period ended September 30, 2013, SR sales represented less than 1% of our total consolidated sales.  This compares to 22% for the same nine month period of 2012.  During 2012, favorable market trends allowed us to sell a significant quantity of SR to new customers; whereas, during 2013, weak market conditions have limited our ability to sell SR to third parties.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operation

Our U.S. Operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our U.S. Operation for the three and nine month periods ended September 30, 2013 and 2012 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2013		2012		Variance		2013		2012		Variance
HITOX	$2,438	32%	$2,880	34%	$(442)	-15%	$7,458	32%	$9,882	38%	$(2,424)	-25%
ALUPREM	2,012	26%	2,347	27%	(335)	-14%	6,256	27%	7,104	27%	(848)	-12%
BARTEX	1,823	24%	1,787	21%	36	2%	5,105	22%	4,711	18%	394	8%
HALTEX / OPTILOAD	877	11%	917	11%	(40)	-4%	2,627	11%	2,819	11%	(192)	-7%
TIOPREM	365	5%	555	6%	(190)	-34%	1,337	6%	1,038	4%	299	29%
OTHER	165	2%	106	1%	59	56%	481	2%	476	2%	5	1%
Total	$7,680	100%	$8,592	100%	$(912)	-11%	$23,264	100%	$26,030	100%	$(2,766)	-11%

HITOX sales decreased 15% for the three month period ended September 30, 2013, primarily due to a decrease in volume of approximately 9% and selling price of 6%, respectively, due primarily to a weakening in the global TiO2 market.  This compares to a decrease of 15% for the three month period ended September 30, 2012, primarily due to a decrease in volume of approximately 31% which was partially offset by an increase in selling price of 16%.

For the nine month period ended September 30, 2013, the decrease in HITOX sales of 25% is primarily related to a decrease in volume of 21% and selling price of 4%.  During the same nine month period of 2012, sales increased 20%, primarily due to a tight supply of commodity titanium dioxide, resulting in an increase in selling price of approximately 32%, which was partially offset by a decrease in volume of 12%.  The year over year decrease in volume is primarily related to the weakening in the global TiO2 market.

ALUPREM sales during the third quarter decreased approximately 14% as compared to an increase of 52% during the third quarter of 2012.  For the nine month period ended September 30, 2013, U.S. ALUPREM sales decreased 12% as compared to an increase of 81% during the same nine month period of 2012.  The decrease in sales for the three and nine month periods ended September 30, 2013 is due to a change in the ordering pattern of one of our significant U.S. customers.

BARTEX sales increased approximately 2% for the three month period ended September 30, 2013, primarily due to an increase in selling price.  This compares to an increase of approximately 58%, primarily related to an increase in volume and selling price of 51% and 7%, respectively.  For the nine month periods ended September 30, 2013 and 2012, BARTEX sales increased 8% and 60%, respectively, primarily due to an increase in volume of 3% and 51%, respectively, and an increase in selling price of 5% and 9%, respectively.

TIOPREM sales decreased approximately 34% during the three month period ended September 30, 2013, primarily due to a decrease in volume and selling price of approximately 27% and 7%, respectively, due to the impact of the weakening global TiO2 market.  For the three month period ended September 30, 2012, TIOPREM sales increased approximately 260% due to an increase in volume and selling price of approximately 232% and 28%, respectively.

For the nine month period ended September 30, 2013, TIOPREM sales increased approximately 29%, primarily due to an increase in volume of approximately 41% which was partially offset by a decrease in selling price of approximately 12%.  For the same nine month period of 2012, TIOPREM sales increased approximately 80%, primarily due to an increase in volume and selling price of approximately 52% and 28%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operation

Our subsidiary in The Netherlands, TPT, manufactures and sells ALUPREM and BARYPREM to third party customers, as well as to our U.S. Operation for distribution to U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s net sales (in thousands) for the three and nine month periods ended September 30, 2013 and 2012 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2013		2012		Variance		2013		2012		Variance
ALUPREM	$1,420	67%	$1,030	57%	$390	38%	$4,200	67%	$3,691	62%	$509	14%
HITOX	370	17%	317	19%	53	17%	952	15%	1,142	20%	(190)	-17%
BARYPREM	312	15%	287	23%	25	9%	1,075	17%	931	17%	144	15%
TIOPREM	22	1%	11	1%	11	100%	73	1%	54	1%	19	35%
Total	$2,124	100%	$1,645	100%	$479	29%	$6,300	100%	$5,818	100%	$482	8%

ALUPREM sales in Europe increased 38% for the three month period ended September 30, 2013, primarily due to an increase in volume, selling price and the effect of the change in foreign currency as the EURO strengthen against the U.S. Dollar of approximately 23%, 7% and 8%, respectively.  This compares to a decrease of 38% for the three month period ended September 30, 2012, primarily due to decrease in volume of approximately 40%, which was partially offset by an increase in selling price of approximately 2%.

For the nine month period end September 30, 2013, ALUPREM sales increased approximately 14%, primarily due to an increase in volume and the effect of the change in foreign currency as the EURO strengthen against the U.S. Dollar of approximately 16% and 4%, respectively, which was partially offset by a decrease in selling price of approximately 6%.  For the nine month period ended September 30, 2012, ALUPREM sales decreased approximately 31%, primarily due to a decrease in volume of approximately 33%, which was partially offset by an increase in selling price of approximately 2%.

HITOX sales in Europe increased approximately 17% for the three month period ended September 30, 2013, primarily due to an increase in volume and the effect of the change in foreign currency as the EURO strengthen against the U.S. Dollar of approximately 21% and 4%, respectively, which was partially offset by a decrease in selling price of approximately 8%.  This compares to an increase of 37% during the three month period ended September 30, 2012, primarily due to an increase in volume and selling price of approximately 14% and 23%, respectively.

For the nine month period ended September 30, 2013, HITOX sales decreased approximately 17%, primarily due to a decrease in volume, selling price and the effect of the change in foreign currency of approximately 10%, 2% and 5%.  For the nine month period ended September 30, 2012, HITOX sales increased approximately 3% primarily related to volume.

BARYPREM sales in Europe increased approximately 9% for the three month period ended September 30, 2013, primarily due to an increase in volume, selling price and the effect of the change in foreign currency as the EURO strengthen against the U.S. Dollar of approximately 2%, 5% and 2%, respectively.  For the nine month period ended September 30, 2013, sales increased approximately 15% due to an increase in volume, selling price and the effect of the change in foreign currency of approximately 8%, 2% and 5%, respectively.  This follows significant increases in volume during the same three and nine month periods of 2012 as the product gained greater acceptance in the European market.

TIOPREM sales in Europe increase approximately 100% during the three month period ended September 30, 2013, primarily due to an increase in volume, selling price and the effect of the change in foreign currency as the EURO strengthen against the U.S. Dollar of approximately 64%, 9% and 27%, respectively.  For the nine month period ended September 30, 2013, sales increased approximately 35%, primarily due to an increase in volume, selling price and the effect of the change in foreign currency of approximately 18%, 5% and 12%, respectively.  For the three and nine month periods ended September 30, 2012, sales decreased 81% and 75%, respectively, primarily due to a decline in volume resulting from a weak European economy.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operation

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our U.S. Operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and nine month periods ended September 30, 2013 and 2012 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2013		2012		Variance		2013		2012		Variance
HITOX	$909	85%	$717	7%	$192	27%	$3,143	91%	$4,208	28%	$(1,065)	-25%
TIOPREM	21	2%	57	1%	(36)	-63%	145	4%	285	2%	(140)	-49%
SR	96	9%	8,862	92%	(8,766)	-99%	96	3%	10,410	69%	(10,314)	-99%
OTHER	40	4%	41	<1%	(1)	-2%	81	2%	79	1%	2	3%
Total	$1,066	100%	$9,677	100%	$(8,611)	-89%	$3,465	100%	$14,982	100%	$(11,517)	-77%

HITOX sales in Asia increased approximately 27% for the three month period ended September 30, 2013, primarily due to an increase in volume of approximately 62%, which was partially offset by a decrease in selling price of approximately 35%.  This compares to an decrease of approximately 59% for the same three period of 2012, primarily related to a decrease in volume of approximately 74%, which was partially offset by an increase in selling price of approximately 15%.

For the nine month period ended September 30, 2013, HITOX sales decreased approximately 25%, primarily due to a decrease in volume and selling price of approximately 18% and 8%, respectively, which was partially offset by the effect of the change in the foreign currency exchange rate as the U.S. Dollar strengthened against the MR resulting in an increase in sales of approximately 1%.  For the nine month period ended September 30, 2012, HITOX sales decreased approximately 11%, primarily due to a decrease in volume of approximately 43%, which was partially offset by an increase in selling price of approximately 32%.

TIOPREM sales in Asia decreased approximately 63% during the three month period ended September 30, 2013, primarily related to a decrease in volume.  This compares to a decrease of approximately 56% during the same three month period of 2012, primarily related to a decrease in volume of approximately 61%, which was partially offset by an increase in selling price of approximately 5%.

For the nine month period ended September 30, 2013, TIOPREM sales decreased approximately 49% due primarily to a decrease in volume of approximately 51%, which was partially offset by an increase in selling price and the effect of the change in the foreign currency exchange rate of approximately 1% each.  This compares to a decrease of approximately 13% related to a decrease in volume of approximately 29%, which was partially offset by an increase in selling price of approximately 16%.

SR sales represented approximately 9% of TMM’s total sales for the three month period ended September 30, 2013, as compared to approximately 92% for the same three month period of 2012.  The decrease in SR sales of approximately 99% for the third quarter 2013 relates to a decrease in volume and selling price of approximately 98% and 1%; whereas, the increase in the third quarter of 2012 related to volume.

For the nine month period ended September 30, 2013, SR sales represented approximately 3% of TMM’s total sales.  This compares to 69% for the same nine month period of 2012.  The year to date decrease in SR sales of approximately 99% relates to a decrease in volume and selling price of approximately 98% and 1%, respectively; whereas, the 2012 year to date increase related to volume.  During 2012, favorable market trends allowed us to sell a significant quantity of SR to new customers; whereas, during 2013, weak market conditions have limited our ability to sell SR to third parties.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three and nine month periods ended September 30, 2013 and 2012.

	(Unaudited)
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET SALES	$10,870	$19,914	$33,029	$46,830
Cost of sales	9,289	16,068	28,242	36,127
GROSS MARGIN	$1,581	$3,846	$4,787	$10,703
GROSS MARGIN %	15%	19%	14%	23%

For the three month period ended September 30, 2013, gross margin decreased approximately 4%.  For the third quarter, the primary factors influencing the decrease in gross margin include a decrease in selling price of approximately 5% and an increase in the cost of raw materials and energy costs of approximately 6%, which were partially offset by improved operating efficiencies, resulting in an increase in the gross margin of approximately 7%.

For the nine month period ended September 30, 2013, gross margin decreased approximately 9%.  The primary factors influencing the decrease in gross margin include a decrease in selling price of approximately 5% and an increase in the cost of raw materials of approximately 6%, which were partially offset by improved operating efficiencies, resulting in an increase in the gross margin of approximately 2%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense decreased approximately 10% during the three month period ended September 30, 2013, primarily due to a reduction in selling expense and legal fees of approximately 6% and 4%, respectively.

For the nine month period ended September 30, 2013, SG&A expenses decreased approximately 5%, primarily due to a decrease in selling expense, consulting fees and legal fees of approximately 2%, 2% and 3%, respectively, which was partially offset by an increase in accounting fees of approximately 2%, respectively.

Interest Expense:  Net interest expense for the three and nine month periods ended September 30, 2013 decreased approximately $40,000 and $111,000, respectively, as compared to the same periods of 2012, primarily due to a decrease in our average outstanding long and short-term financing, as well as a reduction in interest rates on our long-term debt in the U.S. and on two term loans at TPT.

Income Taxes:  For the three and nine month periods ended September 30, 2013, income tax expense consisted of federal income tax benefit of approximately $103,000 and $88,000, respectively; state income tax expense of approximately $2,000 and $7,000, respectively; and foreign tax expense of approximately $134,000 and $148,000, respectively.  For the three and nine month periods ended September 30, 2012, income tax expense consisted of federal income tax expense of approximately $105,000 and $688,000, respectively; state income tax expense of approximately $3,000 and $8,000, respectively; and foreign tax expense of approximately $408,000 and $706,000, respectively.  Taxes are based on an estimated annualized consolidated effective tax rate of 26.3% for the year ended December 31, 2013.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions:

	(Unaudited)
(In thousands)	September 30,	December 31,
	2013	2012
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at September 30, 2013, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$1,013	$1,309
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at September 30, 2013, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€260)	352	363
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at September 30, 2013, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€285)	386	395
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at September 30, 2013, due July 31, 2015, secured by TPT's assets. (€71)	95	143
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at September 30, 2013, due July 5, 2014, secured by TPT's assets. (€159)	216	442
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at September 30, 2013, due March 1, 2015, secured by TMM's property, plant and eqiupment. (RM 2,917)	895	866

Total	2,957	3,518
Less current maturities	1,111	1,202
Total long-term debt - financial institutions	$1,846	$2,316

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operation

On October 24, 2013, Company agreed to change the loan agreement with American Bank, N.A. (the “Lender”).  Under the terms of the change, the Lender lowered the required ratio of cash flow to debt service to 1.0 to 1.0 as measured on a rolling four quarter basis beginning with the four quarter period ending December 31, 2013 and continuing through the four quarter period ending December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in of the loan agreement.

Asian Operation

On October 25, 2013, TMM entered into an agreement with RHB to amend the banking facility currently in place between TMM & RHB.  Under the terms of the agreement, RHB granted a new term loan to TMM in the amount of RM 3,200,000 Malaysian Ringgits ($1,018,300).  Under the terms of the agreement, the term loan will be amortized over a period of five (5) years and the interest rate will be 1.25% per annum above the Bank’s base lending rate which is currently 6.6% per annum.  The funds will be used to finance part of the cost of plant improvements to increase efficiency and production capacity.

On October 25, 2013, TMM entered into an agreement with HSBC to amend the banking facility currently in place between TMM & HSBC.  Under the terms of the agreement, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 Malaysian Ringgits ($1,591,090).  Under the terms of the agreement, the term loan will be amortized over a period of five (5) years and the interest rate will be 2.0% per annum above the Bank’s base lending rate which is currently 6.6% per annum.  The funds will be used to finance part of the cost of plant improvements to increase efficiency and production capacity.

Short-term Debt

U.S. Operation

On December 31, 2010, the Company entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which extended the maturity date from October 15, 2013 to October 15, 2014 and reduced the minimum interest rate floor from 5.5% to 4.5%.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.50%.  At September 30, 2013, the Company had an outstanding balance on the Line of $700,000.

Under the terms of the Agreement, the Company must maintain a ratio of cash flow to debt service of at least 1.25 to 1.0 measured on a rolling four quarter basis.  At September 30, 2013, the ratio of cash flow to debt service was 1.49 to 1.0.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operation

On March 20, 2007, TPT entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.42%), is secured by TPT’s accounts receivable and inventory.  At September 30, 2013, TPT had utilized €899,000 ($1,216,000) of its short-term credit facility.

TPT’s loan agreements covering both the Credit Facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in The Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case Rabobank could foreclose on the assets of TPT.

Asian Operation

On May 21, 2013, TMM amended its banking facility with HSBC to extend the maturity date from April 30, 2013 to April 30, 2014.  The HSBC facility includes the following in Malaysian Ringgits (“RM”):  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($153,000, $1,983,000 and $1,534,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB to extend the maturity date from March 5, 2013 to March 24, 2014.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($307,000, $2,854,000, $368,000 and $7,673,000, respectively).  At September 30, 2013, the outstanding balance on the line of credit was RM 700,000 ($215,000) at a current interest rate of 4.83% and RM 2,405,000 ($738,000) was outstanding on the foreign exchange contract at a current interest rate of 2.80%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2013, the outstanding balance on the ECR facilities was RM 12,935,000 ($3,970,000) at a current interest rate of 5.0%.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $1,000,000 for the nine months ended September 30, 2013 as compared to a decrease of $1,823,000 for the nine months ended September 30, 2012.

	(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2013	2012
Net cash provided by (used in)
Operating activities	$(1,447)	$(1,842)
Investing activities	(3,527)	(3,060)
Financing activities	4,102	3,010
Effect of exchange rate fluctuations	(128)	69
Net decrease in cash and cash equivalents	$(1,000)	$(1,823)

Operating Activities

Operating activities used $1,447,000 in cash during the first nine months of 2013 as compared to using cash of $1,842,000 during the same period of 2012.  Following are the major changes in working capital affecting cash used by operating activities for the nine month period ended September 30, 2013:

  Accounts Receivable:  Accounts receivable increased $903,000 as compared to an increase of $9,499,000 for the same period in 2012 which included a large SR sale billed in September 2012.  The current year increase in accounts receivable is primarily due to stronger sales in the third quarter 2013 compared to the fourth quarter of 2012.  Accounts receivable increased $585,000 at the U.S. Operation, $237,000 at TPT and $81,000 at TMM.
  Inventories: Inventories increased $5,011,000 as compared to an increase of $1,601,000 for the same period in 2012.  Inventories at the U.S. Operation increased $982,000, primarily related to an increase in finished goods.  TMM’s inventory increased approximately $4,124,000, primarily related to an increase in SR feedstock.  TPT’s inventory decreased approximately $95,000, primarily due to a decrease in raw materials.
  Other Current Assets:  Other current assets decreased $814,000 as compared to an increase of $788,000 for the same period in 2012.  Other current assets at the U.S. Operation decreased $270,000 and TMM’s decreased approximately $667,000, primarily related to the timing of deposits paid on inventory and equipment purchases.  TPT’s increased $123,000, primarily due to the prepayment of payroll taxes.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $1,135,000 as compared to an increase of $2,684,000 for the same period in 2012.  Accounts payable and accrued expenses at the U.S. Operation decreased $1,025,000, primarily related to the timing of raw material purchases; TPT’s increased $97,000, primarily related to capital expenditures; and TMM’s increased $2,063,000, primarily relating to raw materials for the production of SR and capital expenditures.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used $3,527,000 of cash in investing activities during the first nine months of 2013, primarily for the purchase of fixed assets as compared to $3,060,000 during the same period 2012.  Net investments for each of our three locations are as follows:

  U.S. Operation:  We invested approximately $645,000, primarily related to capital maintenance and production equipment, as compared to $1,068,000 for the same period in 2012.
  European Operation:  We invested approximately $974,000 at TPT for production equipment, as compared to $1,161,000 for the same period in 2012.
  Asian Operation:  We invested approximately $1,908,000 at TMM, primarily related to capital improvements in our SR production facility to improve yield and efficiencies, as compared to $831,000 for the same period in 2012.

Financing Activities

Financing activities provided cash of $4,102,000 during the nine month period ended September 30, 2013 as compared to $3,010,000 for the same period 2012.  Significant factors relating to financing activities include the following:

  Lines of Credit

·       U.S. Operation:  Borrowings on our U.S. line of credit increased $700,000 during the first nine months of 2013 as compared to $1,750,000 during the same period of 2012.

·       European Operation:  Borrowings on TPT’s line of credit increased $195,000 during the nine month period ended September 30, 2013 as compared to an increase of $255,000 during the same period of 2012.

·       Asian Operation:  Borrowings on TMM’s line of credit decreased $91,000 during the nine month period ended September 30, 2013 as compared to a decrease of $349,000 during the same period of 2012.

  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR increased $3,600,000 during the nine month period ended September 30, 2013 for working capital related to the production of SR as compared to an increase of $1,032,000 for the same period in 2012.
  Capital Leases:  Capital leases decreased approximately $30,000 during the first nine months of 2013 as compared to an increase of approximately $5,000 for the same period in 2012.
  Long-term Debt:

·       U.S. Operation:  Our U.S. long-term debt decreased $296,000 and $295,000 for the nine month periods ended September 30, 2013 and 2012, respectively.

·       European Operation:  TPT’s long-term debt decreased $326,000 and $310,000 for the nine month periods ended September 30, 2013 and 2012, respectively.

·       Asian Operation:  TMM’s long-term debt increased $83,000 and $774,000 for the nine month periods ended September 30, 2013 and 2012, respectively.

  Proceeds from Issuance of Common Stock:  We received $267,000 from the issuance of common stock during the first nine months of 2013 related to the exercise of stock options.  For the same nine month period of 2012, we received $148,000 from the issuance of common stock related to the exercise of stock options.

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

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 10.1	Change to Loan Agreement with American Bank, N.A. dated October 24, 2013
	Exhibit 10.2	Amendment to Banking Facility with RHB Bank Berhad, dated October 25, 2013
	Exhibit 10.3	Amendment to Banking Facility with HSBC Bank Malaysia Berhad, dated October 25, 2013

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 6, 2013	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	November 6, 2013	BARBARA RUSSELL Barbara Russell Chief Financial Officer

