Form 10-K
period 2013-12-31
TOR MINERALS INTERNATIONAL INC
filed 2014-03-11
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer  ☐          Non-accelerated filer  ☐            Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock, the Registrant's only common equity, held by non-affiliates of the registrant (based upon the closing sale price of the registrant's Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2013) was approximately $14,843,000.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2014, there were 3,014,022 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TOR MINERALS INTERNATIONAL, INC.
Annual Report on Form 10-K
Table of Contents

Forward-Looking Statement

 This Annual Report on Form 10-K (the "Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements about the business, financial condition and prospects of the Company.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company's products, changes in competition, economic conditions, fluctuations in exchange rates, changes in the cost of energy, fluctuations in market price for TiO2 pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company's business, and other risks indicated in the Company's filing with the Security and Exchange Commission, including those set forth in this report under Item 1A. Risk Factors - Risks Related to Our Business.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates," "foresees" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

U.S. Operations

Our U.S. manufacturing plant, located in Corpus Christi, Texas, is situated on the north side of the Corpus Christi Ship Channel and has its own dock frontage at the plant.  We also utilize the Bulk Terminal, operated by the Port of Corpus Christi Authority, to discharge bulk shipments of SR and Barite from cargo vessels directly into trucks for delivery to our plant.  The site has its own railhead and easy access to major highways linking it to the rest of the U.S. and to Mexico.  HITOX, BARTEX®, HALTEX®, OPTILOAD® and TIOPREM® are all produced at this location.

Asian Operations

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

European Operations

In 2001, we acquired our European operation, TOR Processing and Trade, B.V. ("TPT").  Situated within reach of the major shipping port of Rotterdam, TPT, located in Hattem, Netherlands, specializes in the manufacturing of premium alumina products ("ALUPREM®") and BAYRPREM®  for use worldwide.  Customer applications, quality assurance laboratory and support facilities for Europe are located in Hattem.  Our global headquarters in Texas provides customer service and shipping logistics for TPT's North American customers.

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

HITOX

Our principal product, HITOX, a light buff-colored titanium dioxide pigment, is made from SR.  Titanium dioxide, or TiO2,  is the most widely used primary pigment in paints, coatings, plastics, paper and many other types of products.  TiO2 gives opacity and color to end products.  Most TiO2 is white; however, HITOX is a unique color pigment that is beige.  HITOX occupies a special marketing niche as a high quality, color pigment that can replace some of the other more costly color pigments and some of the white TiO2.  HITOX pigments are used by major international paint and plastics manufacturers.  Uses include architectural and industrial paints, primers, metal finishes and coatings, caulks and sealants, floor tiles and plastic profiles, sheets and film.

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

BARTEX / BARYPREM

BARTEX is manufactured at our U.S. operations from high grade barites, or barium sulfate, utilizing a milling process.  Barium sulfate's high density is one of the primary reasons it is used in coatings.  As an inert extender pigment, BARTEX gives weight and body to products ranging from powder coatings used in automotive, appliance and office furniture finishes to rubber products such as carpet and curtain backings and plastics including billiard balls and poker chips.  BARTEX is an extender for more expensive prime white pigments, such as white TiO2.  BARTEX is manufactured in several different grades differentiated by narrow particle sizing ranging from standard coarse to specialty ultra-fine with high brightness and whiteness.

BARYPREM is manufactured in our Netherlands (TPT) location and is available in powder or slurry form.  BARYPREM offers exceptional quality and high whiteness for color critical applications.

HALTEX / OPTILOAD

HALTEX, manufactured at our U.S. operations, is produced from Bayer grade alumina trihydrate (ATH) using some of the same production technologies as our other products. It is an environmentally-friendly flame retardant, smoke suppressant filler used in plastic and rubber products.  HALTEX features high purity and engineered particle sizing for optimum physical properties.  The quality of our HALTEX is suitable for a broad range of technical applications including a wide variety of thermoset composites, SMC (sheet molding compounds) /BMC (bulk molding compounds),  thermoplastic profiles, electrical wire and cable insulation, mining conveyor belts, specialty coatings as well as adhesives and sealants.

In 2008 we introduced and began commercial sales of a new line of low viscosity ATH products under the name OPTILOAD.  OPTILOAD allows for increased ATH loadings (compared to standard products) into SMC and other thermoset compounds to meet higher levels of flame retardant and smoke suppressant behavior.

TIOPREM

TIOPREM, manufactured at our U.S. and Asian operations, is produced from a proprietary process based on modified SR feedstock made at our Malaysian plant.  Introduced in 2008, TIOPREM is a series of high performance, heat stable colored TiO2 hybrid pigments offering cost savings through the partial replacement of expensive color pigments and white TiO2 in plastics and specialty paints and coatings.  End use applications include engineered plastics, laminates, window profiles, plastic lumber, roofing granules and ceramic coatings.

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

SR:  Titanium dioxide pigment can be produced using ilmenite, natural rutile, SR or titanium slag.  SR is produced from ilmenite and typically has a titanium dioxide content ranging from 92% to 95%.  Ilmenite is a black material found in natural mineral deposits and typically has a titanium dioxide content ranging from 44% to 60%.  Ilmenite is found throughout the world, including China, India, Australia and North America.  In Malaysia, ilmenite historically has been recovered incidental to tin mining, but as tin mining has decreased in Malaysia, the source and quality of ilmenite has declined.  Therefore, we have started purchasing ilmenite from various other suppliers throughout the world.  As a result, our average price paid for the ilmenite increased approximately 56% in 2012 as compared to 2011 and remained relatively flat in 2013.

HITOX / TIOPREM:  SR, produced from TMM's Malaysian SR plant, is the primary raw material used in the production of HITOX and TIOPREM.  TMM is the Company's sole supplier of SR.  The cost of SR decreased approximately 7% in 2013 as compared to 2012 primarily due to capital improvements in our SR production facility which improved yield and efficiencies.  This follows an increase of approximately 42% in 2012, primarily due to an increase in the cost of ilmenite and energy.  Other than TMM, there is only one other available source for the quality of SR required for the production of HITOX.  If supplies of SR from TMM are interrupted and we are unable to arrange for SR from this alternative source, we would not be able to produce HITOX and TIOPREM, which would adversely affect our business.

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases ATH from various suppliers in Europe.  The average prices for ATH remained stable in both 2013 and 2012.

BARTEX / BARYPREM:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce BARTEX and BARYPREM.  The average price for this grade of barites remained stable in both 2013 and 2012.

HALTEX / OPTILOAD:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of four suppliers located in the U.S.  The average price for the Bayer grade aluminum remained stable in both 2013 and 2012.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Electricity is the predominate source of energy at each of our three operations.  In addition, natural gas is used as a source of energy in Corpus Christi, and fuel oil is used at TMM in the production of SR.  In Corpus Christi, the average price of electricity increased approximately 13% in 2013 and was flat in 2012; and, the average price of natural gas increased 33% in 2013 following a decrease of approximately 30% in 2012.  Average energy prices at TMM for electricity remained stable in both 2013 and 2012; and the average price of fuel oil was relatively unchanged during 2013 and 2012.  Energy prices at TPT, primarily electricity, remained stable in both 2013 and 2012.

Research and Development / Technical Services

Our expenditures for research and development and technical services increased approximately $268,000 in 2013 and remained relatively unchanged in 2012.  We conduct our research and technical service primarily at our facilities in Corpus Christi, and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

Marketing and Customers

Sales and Marketing Department Organization

TOR's sales efforts are managed out of Corpus Christi, Texas, by the Executive Vice President.  We have sales offices at our U.S., Asian and European operations.  Area and product managers report to the Executive Vice President and assist with customer, agent and distributor relations.

Independent Distributors and Agents

We utilize a network of both domestic and foreign independent distributors and agents.  Within North America there are multiple agents serving us on either a regional or a product basis.  In most other countries there is one stocking distributor who purchases directly from TOR and resells in their territory.  In certain large countries there may be multiple distributors.  We do it this way so that we get the benefit of sales specialists with specific trade knowledge in each country.

Customers

Our end-use customers include companies in the paints, coatings, plastics and catalyst industries.  For the years ended December 31, 2013 and 2012, one of our customers represented 20% and 17%, respectively, of our total consolidated sales and another customer represented 16% of our 2012 consolidated sales.

Geographic Distribution

We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  For the years ended December 31, 2013 and 2012, Germany represented 20% and the United Kingdom represented 33%, respectively, of our sales outside the U.S.  Sales to external customers are attributed to geographic area based on country of distribution.

A summary of the Company's sales by geographic area is presented below:

(In thousands)	2013		2012
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$25,517	56%	$27,193	48%
Canada, Mexico & South/Central America	4,500	9%	5,759	10%
Pacific Rim	5,813	13%	7,073	12%
Europe, Africa & Middle East	10,191	22%	16,628	30%
Total Sales	$46,021	100%	$56,653	100%

Competition

We experience competition with respect to each of our products.  In order to maintain and grow sales volumes, we must rely on our ability to both innovate to add value as well as to manufacture and distribute products at competitive prices.  We believe that quality, delivery on schedule and price are the principal competitive factors.  However, due to the nature of our main product, HITOX, and the size of our company as compared to others in the industry, we are not price leaders, but are price followers, and while we generally attempt to increase prices to offset cost increases, these actions tend to lag the cost increases.

Our competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products.  A number of these competitors are owned and operated by large diversified corporations.  Many of these competitors, such as E.I. DuPont de Nemours & Co., Inc., Kronos Inc. and J.M. Huber, have substantially greater financial and other resources, and their share of industry sales is substantially larger than TOR's.

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

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of March 10, 2014, we did not have a significant backlog of customer orders.

 Seasonality

Our business is closely correlated with the construction industry and its demand for materials that use pigments, such as paints and plastics.  This has generally led to higher sales in our second and third quarters due to increases in construction and maintenance during warmer weather.  Also, pigment consumption is closely correlated with general economic conditions.  When the economy is in an expansionary state, there is typically an increase in pigment consumption, while a slow down typically results in decreased pigment consumption.  When the construction industry or the economy is in a period of decline, TOR's sales and profit are likely to be adversely affected.

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products.  Seven of TOR's products, HITOX (4/30/2015), ALUPREM (7/29/2023), HALTEX (7/28/2022), BARTEX (2/24/2017), TIOPREM (8/5/2018), OPTILOAD (10/27/2019), and BARYPREM (8/30/2016), are marketed under names which have been registered with the United States Patent and Trademark Office.  Expiration dates are shown in parenthetical phrases following each product.  Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2013, our U.S. operations had 32 full-time employees, our European operation employed 36, and our Asian operation had 130 employees, of which 47 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all our employees are good.

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

Our subsidiaries have loan agreements with banks in Malaysia and The Netherlands that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia and The Netherlands for such facilities.  At December 31, 2013, our foreign debt consisted of $5,343,000 under the short-term credit facilities and $3,058,000 under the term loans and financial lease agreements.

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

Historically, we have purchased our ilmenite ore in Malaysia.  However, as the remaining stockpiles around Malaysia have started depleting, we have started purchasing ilmenite from various other suppliers throughout the world.  As a result, our average price paid for the ilmenite increased approximately 56% in 2012 and remained relatively flat in 2013.

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

TMM is our primary source for SR.  There is only one other available source for the quality of SR required for the production of HITOX and TIOPREM.  If supplies of SR from TMM are interrupted and we are unable to arrange for this alternative source, this could result in our inability to produce these products which accounted for approximately 34% of our sales for the year ended December 31, 2013 and 36% of our sales for the year ended December 31, 2012.

  We are dependent on a limited number of customers and could experience significant revenue reductions if they use alternative sources.

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for approximately 45% of our consolidated sales revenues in 2013 and 49% of our consolidated sales revenues in 2012.  As a result, a decrease in sales volume of any one of our top 10 customers could have a material impact on our business, operating results, and financial condition.  For the year ended December 31, 2013, one customer represented approximately 20% of our total consolidated sales and the loss of this customer could have a material impact on our business, operating results and financial condition.

  Foreign currency fluctuations could adversely impact our financial condition.

Because we own assets located outside the United States and have revenues and expenses in currencies other than the U.S. Dollar, we may incur currency transaction and translation losses due to changes in the values of foreign currencies and in the value of the U.S. Dollar.  Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering into derivative transactions.  Translation exposure associated with translating the functional currency financial statements of our foreign subsidiaries into U.S. Dollars is generally not hedged.  Upon translation to the U.S. Dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations.  We cannot predict the effect of changes in exchange rate fluctuations upon future operating results.  (See "Foreign Operations - Impact of Exchange Rate" on page 30).

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

There is intense competition with respect to each of our products.  In order to maintain sales volume, we must consistently deliver high quality products on schedule at competitive prices.  Our competitors range from large corporations with full lines of production capabilities and products, such as E. I. DuPont de Nemours & Co., Inc., Kronos, Inc., and J. M. Huber, to small local firms specializing in one or two products.  The established companies have significantly greater experience than us in manufacturing and distributing products and have considerably more resources and market share.  We may have difficulty in competing with these companies.

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

  Our U.S. operations is located on the Gulf of Mexico coastline and could be adversely affected by hurricanes.

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

United States Operations

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM.  During 2013, the Corpus Christi plant operated at approximately 65% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own.  The lease payment is subject to adjustment every five years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

We own the improvements on the plant site, including a 3,400 square-foot office, a 5,000 square-foot laboratory building, a maintenance shop and several manufacturing and warehousing buildings containing a total of approximately 90,000 square feet of space.  The leased premises include approximately 350 lineal feet of bulk-headed industrial canal frontage, which provides access to the Gulf of Mexico inter-coastal waterway system through the Corpus Christi ship channel.  This property is also serviced by a Company owned railroad spur that runs through our property to the canal.

The Corpus Christi plant and improvements are encumbered by a lien held by American Bank.  (See "Liquidity - United States Operations" on page 25).

European Operations

Our European Operations, TPT, is located in Hattem, The Netherlands, near the major shipping port of Rotterdam.  TPT, which completed an expansion of their ALUPREM production capacity in late 2011, operated at approximately 85% of capacity in 2013.  The factory site, which the Company owns, was expanded in 2004 from approximately one acre to two acres and consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building which was purchased in July 2004, and a 10,000 square foot warehouse with a loading dock which was purchased in January 2005.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See "Liquidity - European Operations" on page 26).

Asian Operations

Our Asian Operations, TMM, operates the SR manufacturing plant in Ipoh, Malaysia, and is close in proximity to the Port of Lumut.  The plant site has 38 acres of land that TMM has a commitment to use through 2074.  The TMM plant operated at approximately 50% of capacity in 2013.

TMM owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

The Malaysian plant and improvements are encumbered by liens held by HSBC Bank and RHB Bank.  (See "Liquidity - Asian Operations" on page 27).

Item 3.	Legal Proceedings

As of the date of this report, we do not have any reportable legal proceedings.

Item 4.	Mine Safety Disclosures

As we are not the operator of a coal mine or other mine, Item 4 is not applicable.

 PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our Common Stock trades on the NASDAQ Capital Market under the symbol: "TORM".  The table below sets forth the high and low sales prices for our Common Stock for the periods indicated, according to NASDAQ.  On March 6, 2014, the closing trading price of our Common Stock was $10.68 and 2,560 shares were traded.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2013	High	$13.500	$12.210	$11.800	$12.123
	Low	10.570	11.000	10.750	9.782
2012	High	$17.200	$18.910	$17.050	$14.850
	Low	14.510	14.550	13.410	10.670

No cash dividends have ever been paid on our Common Stock.  We currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of shareholders of record of TOR's Common Stock as of March 10, 2014 was 53.

 Indemnification of Directors and Officers

 The Company maintains a "Directors and Officers" insurance policy under which the Directors and Officers of the Company are indemnified against liability, which he/she may incur in his/her capacity as such.

 Issuer Purchases of Equity Securities

 The Company has no reportable purchases of equity securities.

Item 6.	Selected Financial Data

Not applicable as we are a smaller reporting company.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

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

Our U.S. operations, located in Corpus Christi, Texas, manufactures HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM.  The facility is also the Global Headquarters for the Company.  The Asian operation, located in Ipoh, Malaysia, manufactures SR, HITOX and TIOPREM and our European operation, located in Hattem, Netherlands, manufactures Alumina based products and BARYPREM.  (See "Our Products" on page 4).

Approximately 44% of the 2013 sales are outside of the United States.  Of these sales, approximately 41% are in currencies other than the U.S. Dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the U.S. Dollar.  (See "Foreign Operations - Impact of Exchange Rate" on page 30).

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

Following are our results for the years ended December 31, 2013 and 2012.

(In thousands)	Years Ended December 31,
	2013	2012
NET SALES	$46,021	$56,653
Cost of sales	42,566	44,673
GROSS MARGIN	3,455	11,980
Technical services and research and development	652	384
Selling, general and administrative expenses	4,722	5,029
(Gain) loss on disposal of assets	10	(6)
OPERATING INCOME (LOSS)	(1,929)	6,573
OTHER INCOME (EXPENSE):
Interest expense	(389)	(471)
Loss on foreign currency exchange rate	(140)	(50)
Other, net	18	-
Total Other Expense	(511)	(521)
INCOME (LOSS) BEFORE INCOME TAX	(2,440)	6,052
Income tax (benefit) expense	(824)	1,024
NET INCOME (LOSS)	$(1,616)	$5,028

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Management Outlook for the Future:

We are a niche specialty mineral company.  Our strategy is to continue to bring new, high-value added products to market while improving efficiencies and lowering our costs.  We seek to manage risks of the cyclical industry in which we operate through our geographic and product diversification, as well as the vertical integration of our TiO2 business. Having operations on three continents gives us geographic diversification and affords us the flexibility of possibly offsetting weakness in one area of the world by increasing sales in other areas.  Vertical integration of our TiO2 business, through our control of the SR used in our TiO2 products, also gives us greater control over our cost structure and the flexibility to optimize the margin from our production capacity.

Going forward, our focus will continue to be on the development of new specialty mineral products that are capable of being marketed as premium products with enhanced performance characteristics, as compared to commodity products, at competitive prices.  The high-value added characteristics of these products typically generate a higher margin than many commodity products.

In the past several years, we have become a leading provider of ultra-white and high-purity fire retardant fillers across Europe.  In addition, we have introduced new specialty aluminas for applications outside of the plastics markets.  We are currently working with several new and existing customers to develop new applications for our specialty hydrated alumina products.  Despite the downturn in the European economy during the last half of 2012 and the first half of 2013, increased order activity resulted in year-over-year revenue growth for the ultra-white and high-purity fire retardant fillers of 50% during the fourth quarter of 2013 and 21% for the full year 2013.

We faced strong headwinds in the TiO2 pigment market and experienced decreased volumes in our HITOX, TIOPREM and SR products.  Pricing in this area has been weak across the industry and the North American and European markets have faced a challenging competitive environment from an increase in lower quality Chinese imports which are sold at a lesser price.  As a result, we lowered our selling prices during the first quarter of 2014 and expect negative pricing comparisons for our HITOX, TIOPREM and SR products throughout the balance of 2014.

Despite the current TiO2 market trends, we anticipate that the expected growth in our specialty aluminas will partially offset the difficult conditions we face in our HITOX, TIOPREM and SR product lines.  In addition, we are addressing these cost pressures and  have reduced our global headcount by more than 20 percent and have the opportunity for additional reductions, if necessary, subject to market conditions.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Results of Operations

Net Sales:  Consolidated net sales for 2013 decreased approximately 19% as compared with 2012 when we experienced increases in our consolidated net sales of 38%.  The decline in sales is primarily related to a decrease in the sale of our HITOX, TIOPREM and SR product lines, which continue to be affected by weakness in the broader market for titanium dioxide ("TiO2").

In late 2011, the worldwide supply of TiO2 began to tighten.  Global customer demand for TiO2 exceeded supply through the first part of 2012 and, as a result, we experienced increased demand for our HITOX, TIOPREM and SR products.  However, during the second half of 2012 and throughout 2013, we have experienced a decline in sales volume for our TiO2 products as both producers and consumers take corrective action to align production and inventory levels to meet the current demand for TiO2 products.

Following is a summary of our consolidated products sales for 2013 and 2012 (in thousands), excluding inter-company sales:

Product	2013		2012		Variance
HITOX	$14,004	30%	$18,453	33%	$(4,449)	-24%
ALUPREM	14,662	32%	14,208	27%	454	3%
BARTEX / BARYPREM	7,882	17%	7,401	11%	481	6%
HALTEX / OPTILOAD	3,427	8%	3,662	7%	(235)	-6%
TIOPREM	1,817	4%	1,799	3%	18	1%
SR	3,527	8%	10,410	18%	(6,883)	-66%
OTHER	702	1%	720	1%	(18)	-3%
Total	$46,021	100%	$56,653	100%	$(10,632)	-19%

•      HITOX sales decreased approximately 24% worldwide in 2013 primarily due to a decrease in volume, selling price and the impact of the change in foreign currency exchange rate of 18%, 5% and 1%, respectively.  HITOX sales volume began decreasing during the second half of 2012 and has continued through 2013.  The decrease in volume was primarily related to both producers and consumers taking corrective action to align production and inventory levels to meet the current demand for TiO2 products.  It is estimated that the decline in volume will continue at least into the second quarter of 2015.  Geographically, HITOX sales decreased at the U.S., European and Asian operations approximately 25%, 27% and 20%, respectively, as compared to the year ended December 31, 2012.

In 2012, HITOX sales increased approximately 5% worldwide primarily due to an increase in average selling price of approximately 26% offset by a reduction in volume of approximately 21%.  After experiencing increased volume during the first and second quarter of 2012, HITOX sales volume decreased during the second half of 2012 as a result of reduced demand.  The third and fourth quarter decrease in sales volumes has been experienced throughout the TiO2 market as both producers and consumers have undertaken inventory correction initiatives primarily due to the economic weakness and uncertainty as well as to align production levels and inventories to the current demand levels for TiO2 products.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

•      ALUPREM sales increased approximately 3% worldwide in 2013 primarily due to an increase in selling price and the positive impact of the foreign currency exchange fluctuations of approximately 2% and 1%, respectively.  Sales volume was flat in 2013 compared to 2012 primarily due to the increased volume experienced in Europe being offset by a decline in volume in the U.S.

In 2012, ALUPREM sales increased approximately 5% worldwide primarily due to an increase in the sales volume of our specialty grade ALUPREM of approximately 8% which was partially offset by a decrease in selling price and the negative impact of the foreign currency exchange fluctuations of approximately 1% and 2%, respectively.  The increase in volume was primarily due to purchases by a significant U.S. customer, which was partially offset by a decrease in volume in European sales as European sales are being adversely affected by the slowdown in the European economy.

•      BARTEX/BARYPREM sales increased approximately 6% in 2013 primarily due to an increase volume and selling price of approximately 2% and 4%, respectively.

In 2012, BARTEX/BARYPREM sales increased approximately 50% primarily due to an increase volume and in selling price of approximately 41% and 9%, respectively.

•      HALTEX/OPTILOAD sales decreased approximately 6% in 2013 primarily due to a decrease in volume and selling price/mix of 5% and 1%, respectively.

In 2012, HALTEX/OPTILOAD sales increased approximately 18%.  The year over year increase was primarily related to an increase in volume in both our standard HALTEX and newer OPTILOAD specialty products which are gaining greater acceptance in the marketplace.

•      TIOPREM sales increased approximately 1% in 2013 primarily due to an increase in volume of 6%, which was partially offset by a decrease in selling price/mix of 5%.

In 2012, TIOPREM sales increased approximately 23% in 2012 primarily due to an increase in selling price and volume of 21% and 4%, respectively, which was partially offset by the negative impact of the foreign currency fluctuations of 2%.

•      Synthetic Rutile ("SR") sales decreased approximately 66% in 2013 primarily due to a decrease in volume, selling price and the impact of the foreign currency exchange fluctuation  of approximately 44%, 20% and 2%, respectively.

In 2012, SR sales represented 18% of the total consolidated sales for 2012 and represented approximately 66% of the increase in consolidated net sales for 2012.  There were no SR sales in 2011.

•      Other Product sales decreased approximately 3% in 2013 primarily due to a decrease in volume in the U.S. market; whereas, in 2012, the 53% increase in our Other Product sales was primarily related to an increase in volume in the U.S. market.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

United States Operations

Following is a summary of net sales for our U.S. operations for 2013 and 2012 (in thousands).  All inter-company sales have been eliminated.

Product	2013		2012		Variance
HITOX	$8,957	30%	$11,993	36%	$(3,036)	-25%
ALUPREM	9,109	30%	9,613	30%	(504)	-5%
BARTEX	6,402	21%	6,076	18%	326	5%
HALTEX / OPTILOAD	3,427	12%	3,662	11%	(235)	-6%
TIOPREM	1,537	5%	1,299	4%	238	18%
OTHER	587	2%	620	1%	(33)	-5%
Total	$30,019	100%	$33,263	100%	$(3,244)	-10%

•      HITOX sales decreased approximately 25% in 2013 primarily due a decrease in volume and selling price which decreased 22% and 3%, respectively.  As noted previously, HITOX sales volume began decreasing during the second half of 2012 and has continued through 2013.  The decrease in volume is primarily related to both producers and consumers taking corrective action to align production and inventory levels to meet the current demand for TiO2 products.  It is estimated that this decline in volume will continue at least into the second quarter of 2015.

In 2012, HITOX sales increased approximately 14%, of which approximately 26% relates to increased selling price offset by a decrease in volume of approximately 12%.  HITOX sales volume decreased during the second half of 2012 as both producers and consumers took inventory correction initiatives primarily due to the economic weakness and uncertainty as well as to align production levels and inventories to the current demand levels for TiO2 products.

•      ALUPREM sales decreased approximately 5% in 2013 primarily due to a decrease in volume of a significant U.S. customer.  This follows a year over year increase in volume of approximately 68% in 2012.

•      BARTEX sales increased approximately 5% in 2013 primarily due to an increase in volume and selling price of approximately 1% and 4%, respectively.

In 2012, BARTEX sales increased approximately 48% primarily due to an increase in volume and selling price of approximately 39% and 9%, respectively.

•      TIOPREM sales increased approximately 18% in 2013 primarily due to an increase in volume of 26% which was partially offset by a decrease in selling price of 8%, respectively.  The 2012 increase in TIOPREM sales of approximately 74% was primarily due to a change in volume of 41% and selling price of 33%, respectively.

•      Other Product sales decreased 5% in 2013 primarily due to a decrease in volume following an increase in volume in 2012 of approximately 82%.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

European Operations

Our subsidiary in The Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our U.S. operations for distribution to our North American customers.  TPT purchases HITOX from our Asian operation for distribution in Europe.  The following table represents TPT's sales (in thousands) for 2013 and 2012 to third party customers.  All inter-company sales have been eliminated.

Product	2013		2012		Variance
ALUPREM	$5,553	67%	$4,595	61%	$958	21%
HITOX	1,095	13%	1,494	20%	(399)	-27%
BARYPREM	1,480	18%	1,325	17%	155	12%
TIOPREM	127	2%	164	2%	(37)	-23%
Total	$8,255	100%	$7,578	100%	$677	9%

•      ALUPREM sales increased approximately 21% in 2013 primarily due to an increase in volume, selling price and the impact of the foreign currency fluctuation of 11%, 6% and 4%, respectively.  The increase in European sales volume is primarily due to an increase in TPT's customer base.

In 2012, ALUPREM sales decreased approximately 41% primarily due to a decrease in volume, selling price and the negative impact of the foreign currency fluctuation of 37%, 1% and 3%, respectively.  The decrease in European sales volume is primarily related to the slowdown in the European economy.

•      HITOX sales decreased approximately 27% in 2013 primarily due to a decrease in volume and selling price of approximately 12% and  17%, respectively, which was partially offset by the positive impact of the foreign currency fluctuations of 2%.

In 2012, HITOX sales increased approximately 7% primarily due to an increase in selling price of 18% which was partially offset by a decrease in volume and the negative impact of the foreign currency fluctuations of 10% and 1%, respectively.

•      BARYPREM sales increased approximately 12% in 2013 primarily due to an increase in volume, selling price and the impact of the foreign currency exchange fluctuation of 4%, 5% and 3%, respectively.

In 2012, BARYPREM sales increased approximately 54% primarily related to an increase in volume as the product gained greater acceptance in the marketplace.

•      TIOPREM sales decreased approximately 23% in 2013 primarily due to a decrease in volume and selling price 16% and 9%, respectively, which was partially offset by the impact of the foreign currency exchange fluctuation of 2%.

In 2012, TIOPREM sales decreased 50% primarily due to a decrease in volume and the impact of the foreign currency exchange fluctuation of 46% and 6%, respectively, which was partially offset by an increase in selling price of 2%.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Asian Operations

Our subsidiary in Malaysia, TMM, manufactures and sells SR and HITOX to third party customers, as well as to our U.S. and European operations.  The following table represents TMM's sales (in thousands) for 2013 and 2012 to third party customers.  All inter-company sales have been eliminated.

Product	2013		2012		Variance
HITOX	$3,952	51%	$4,966	31%	$(1,014)	-20%
TIOPREM	153	2%	336	2%	(183)	-54%
SR	3,527	46%	10,410	66%	(6,883)	-66%
OTHER	115	1%	100	1%	15	15%
Total	$7,747	100%	$15,812	100%	$(8,065)	-51%

•      HITOX sales decreased approximately 20% in 2013 primarily due to a decrease in volume and selling price of approximately 11% and  10%, respectively, which was partially offset by the positive impact of the foreign currency exchange fluctuations of approximately 1%.

In 2012, HITOX sales decreased approximately 11% primarily due to a decrease in volume and the negative impact of the foreign currency exchange fluctuations of approximately 40% and 1%, respectively, which was partially offset by an increase in selling price of approximately 30%.

•      TIOPREM sales decreased approximately 54% in 2013 due primarily to a decrease in volume of 59% which was partially offset by an increase in selling price the positive impact of the foreign currency exchange fluctuation of approximately 4% and 1%, respectively.

In 2012, TIOPREM sales decreased approximately 12% due primarily to a decrease in volume of 25% and the negative impact of the foreign currency exchange fluctuation of 1% which was partially offset by an increase in selling price of 14%.

•      SR sales decreased 66% in 2013 primarily due to a decrease in volume, selling price and the impact of the foreign currency exchange fluctuation of approximately 44%, 20% and 2%, respectively.

In 2012, SR sales represented 66% of the Asian sales revenue.  There were no SR sales in 2011.

•      Other Product sales increased 15% in 2013 primarily due to an increase in volume following a decrease in 2012 of approximately 23% due to a new customer for one of TMM's by-products.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the years ended December 31, 2013 and 2012.

(In thousands)	Year Ended December 31,
	2013	2012
NET SALES	$46,021	$56,653
Cost of sales	42,566	44,673
GROSS MARGIN	$3,455	$11,980
GROSS MARGIN %	8%	21%

Gross margin decreased approximately 13% from 21% in 2012 to 8% in 2013.  The primary factors affecting the decrease in 2013 gross margin include the following:

  increase in cost of raw materials of approximately 6%, and decrease in selling price, primarily related to SR, of approximately 7%.

Gross margin decreased approximately 2% from 23% in 2011 to 21% in 2012.  The primary factors affecting the decrease in 2012 gross margin include the following:

  increase in cost of raw materials of approximately 6%,
  increase in cost of plant maintenance of approximately 3%, increase in cost of indirect labor of approximately 2%,
  decrease in value of U.S. dollar to foreign currency of approximately 0.5%, and increase in idle plant time of approximately 0.5%, offset by increase in selling prices of approximately 10%.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses ("SG&A") decreased in 2013 approximately 6% from 2012.  Primary factors contributing to the decrease in SG&A include the following:

  decrease in sales commissions represented approximately 3%, decrease in salaries represented approximately 2%, and
  decrease in bad debt expense represented approximately 1%.

In 2012, SG&A increased approximately 8% from 2011.  Primary factors contributing to the increase in SG&A include the following:

  increase in sales commissions represented approximately 3%, increase in consulting fees represented approximately 3%,
  increase in bad debt expense represented approximately 1%, and increase in business travel represented approximately 1%.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Interest Expense:  Interest expense decreased approximately $82,000 in 2013 and was relatively flat for 2012.  In 2013, interest expense for the U.S. operations decreased approximately $93,000 primarily due to a reduction in average long-term debt and $108,000 in 2012 primarily due to the conversion of our debentures to common stock in May 2012.  TPT's interest expense decreased approximately $28,000 and $18,000 in 2013 and 2012, respectively, primarily due to a reduction in average long-term debt and a lower outstanding balance on its line of credit.  TMM's interest expense increased $39,000 and $129,000 in 2013 and 2012, respectively, primarily due to an increase in long term debt related to capital improvements.

Income Taxes:  We recorded an income tax benefit of approximately $824,000 in 2013 and an income tax expense of approximately $1,024,000 in 2012.  The 2013 income tax benefit is primarily related to tax operating losses for the current year for which no valuation allowance has been provided.  The following table represents the components of our income tax expense:

	Components of Income Tax Expense (Benefit)
	Years Ended December 31,
	2013			2012
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$(518)	$(518)	$364	$389	$753
State	7	-	7	11	-	11
Foreign	265	(578)	(313)	133	127	260
Total Income Tax Expense	$272	$(1,096)	$(824)	$508	$516	$1,024

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents increased $121,000 from the end of 2012 to the end of 2013.  Operating activities and financing activities provided $860,000 and $3,579,000, respectively, and we used $4,227,000 in investing activities.  The effect of the exchange rate fluctuations accounted for a decrease in cash of $91,000.

	Years Ended December 31,
(In thousands)	2013	2012
Net cash provided by (used in)
Operating activities	$860	$5,739
Investing activities	(4,227)	(4,874)
Financing activities	3,579	(1,591)
Effect of exchange rate fluctuations	(91)	144
Net increase (decrease) in cash and cash equivalents	$121	$(582)

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Operating Activities

During the years ended December 31, 2013 and 2012, operating activities provided cash of $860,000 and $5,739,000, respectively.  Following are the major changes in working capital affecting cash provided by operating activities during the years ended December 31, 2013 and 2012.

  Accounts Receivable:  Accounts receivable increased approximately $534,000 from the end of 2012 to the end of 2013.  Accounts receivable increased at the Asian operation approximately $687,000 and decreased $123,000 and $30,000 at the U.S. and European operations, respectively.  The increase at TMM primarily relates to the timing of an SR sale during the fourth quarter of 2013.  The decrease at the U.S. and European operations is primarily due to a decrease in HITOX sales during the fourth quarter of 2013 as compared to same period of 2012 of approximately 29% and 59%, respectively.

Accounts receivable decreased approximately $936,000 from the end of 2011 to the end of 2012.  Accounts receivable decreased $328,000, $464,000 and $144,000 at the U.S., European and Asian operations, respectively.  The decrease at the U.S. operations is primarily due to the timing of purchases of a significant customer; whereas, the decrease at TPT and TMM is primarily due to a decrease in sales in the fourth quarter of 2012 of approximately 24% and 18%, respectively, as compared to the same period of 2011.

  Inventories: Inventories decreased approximately $1,324,000 from the end of 2012 to the end of 2013.  Inventories at the U.S. operations decreased $1,857,000 primarily related to a reduction in raw materials.  The inventory at the European operation decreased $42,000 primarily related to a decrease in raw materials which was partially offset by an increase in finished goods.  At the Asian operation, inventories increased $575,000 which was primarily related to an increase in the inventory level of finished goods as SR inventory was increased for a pending sale in the first quarter of 2014.  Due to the continued weakness in the titanium dioxide ("TiO2) market, the Company recognized a write down of approximately $1.3 million in inventory, primarily related to HITOX and Synthetic Rutile, from the cost to estimated market value for the year ended December 31, 2013.

Inventories increased approximately $3,777,000 from the end of 2011 to the end of 2012.  Inventories at the U.S. operations increased $2,898,000 primarily related to the timing of raw material purchases and an increase in finished goods inventory.  At the Asian operation, inventories increased $529,000 which was primarily related to an increase in the inventory level of finished goods.  The inventory at the European operation increased $350,000 primarily related to an increase in finished goods.

  Other Current Assets:  Other current assets decreased approximately $1,172,000 as compared to an increase of approximately $598,000 for the years ended December 31, 2013 and 2012, respectively, primarily related to timing and release of deposits paid on inventory and equipment.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses decreased approximately $1,681,000 from the end of 2012 to the end of 2013 due to a decrease in both the U.S. and Asian operations primarily related to the timing of purchases.

Trade accounts payable and accrued expenses increased approximately $1,385,000 from the end of 2011 to the end of 2012 due to an increase in both the U.S. and Asian operations primarily related to the timing of purchases.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Investing Activities

Investing activities used cash of approximately $4,227,000 and $4,874,000 during the years ended December 31, 2013 and 2012, respectively.  Net investments for each of the Company's three operations are as follows:

  U.S. Operations:  We invested approximately $700,000 and $1,928,000 in 2013 and 2012, respectively, primarily related to production equipment and capital maintenance.
  European Operations:  We invested approximately $1,192,000 and $1,574,000 in 2013 and 2012, respectively, for new equipment to increase the production capacity of ALUPREM and capital maintenance.
  Asian Operations:  We invested approximately $2,335,000 and $1,372,000 in 2013 and 2012, respectively, at TMM primarily related to new production equipment to improve the efficiency and yield of the SR production.

Financing Activities

Financing activities provided cash of approximately $3,579,000 for the year ended December 31, 2013.  In 2012, financing activities used cash of approximately $1,591,000.  Significant factors relating to financing activities include the following:

  Lines of Credit

•      U.S. operations:  Borrowings on our U.S. line of credit were not utilized by the Company during 2013 or 2012.

•      European Operations:  Borrowings on TPT's line of credit increased approximately $39,000 and $279,000 for the years ended December 31, 2013 and 2012, respectively.

•      Asian Operations:  Borrowings on TMM's line of credit decreased $637,000 and $1,148,000 for the years ended December 31, 2013 and 2012, respectively.

  Export Credit Refinancing ("ECR") - TMM's borrowing on the ECR increased approximately $3,498,000 for the year ended December 31, 2013 as compared to a decrease of approximately $906,000 for the year ended December 31, 2012.

  Capital Leases -  Capital leases for the U.S. operations decreased $4,000 and $14,000 for the years ended December 31, 2013 and 2012, respectively.  TPT's capital leases decreased $31,000 and $4,000 for the years ended December 31, 2013 and 2012, respectively.
  Long-term Debt

•    U.S. Operations:  Our U.S. long-term debt decreased $399,000 and $406,000 for the years ended December 31, 2013 and 2012, respectively.

•    European Operations:  TPT's long-term debt decreased approximately $441,000 and $456,000 during the years ended December 31, 2013 and 2012, respectively.

•    Asian Operations:  TMM's long-term debt increased approximately $1,283,000 and $866,000 for the years ended December 31, 2013 and 2012, respectively.

  Issuance of Common Stock and Options:  We received proceeds of $271,000 during the year December 31, 2013 related to the exercise of common stock options.  For the year ended December 31, 2012, we received $198,000 related to the exercise of warrants and common stock options.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Liquidity

Long-term Debt - Financial Institutions

Following is a summary of our long-term debt to financial institutions as of December 31, 2013 and 2012:

(In thousands)	December 31,
	2013	2012
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at December 31, 2013, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$911	$1,309
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at December 31, 2013, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€256)	351	363
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at December 31, 2013, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€280)	386	395
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at December 31, 2013, due July 31, 2015, secured by TPT's assets. (€58)	80	143
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at December 31, 2013, due July 5, 2014, secured by TPT's assets. (€101)	139	442
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 6.6% at December 31, 2013, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 2,625)	801	866
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 6.6% at December 31, 2013, due October 25, 2018, secured by TMM's property, plant and equipment. (RM 4,229)	1,290	-
Total	3,958	3,518
Less current maturities	1,040	1,202
Total long-term debt - financial institutions, net of current maturities	$2,918	$2,316

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

United States Operations

U.S. Credit Agreement and Term Loan

On December 31, 2010, the Company entered into a credit agreement (the "Agreement") with American Bank, N.A. (the "Lender").  The Agreement consists of a $2 million term loan, which matures December 31, 2015 and a $2 million line of credit.  The term loan bears interest at a fixed rate of 5.5% per annum.  Monthly principal and interest payments commenced on February 1, 2011.  The monthly principal and interest payment are $38,620.  At December 31, 2013, the balance on the term loan was $911,000.

The Agreement is secured by certain assets of the Company which are located in the United States or which arise from the Company's operations in the United States.  Collateral under the Agreement does not include the Company's ownership or other interests in TMM and TPT, any assets or operations of either TMM or TPT or any proceeds thereof.

On January 17, 2014, the Company entered into the third amendment (the "Amendment"), with the Lender, which has an effective date of January 1, 2014.  Under the terms of the Amendment, which waived the debt covenant for the four-quarter period ending December 31, 2013, , the Company is required to pledge a certificate of deposit in the amount of $350,000 as additional security against the outstanding loan balance of $911,000.  In addition, the Company will be required to maintain a ratio of cash flow to debt service as follows:

1.      at least 1.25 to 1.0 measured on a rolling four-quarter basis beginning with the four-quarter period ending December 31, 2010 and ending with the four-quarter period ending September 30, 2013;

2.      at least 1.0 to 1.0 for the four months ending April 30, 2014;

3.      at least 1.0 to 1.0 for the six months ending June 30, 2014;

4.      at least 1.0 to 1.0 for the nine months ending September 30, 2014;

5.      at least 1.25 to 1.0 for the twelve months ending December 31, 2014; and

6.      at least 1.25 to 1.0 measured on a rolling, four-quarter basis beginning with the four-quarter period ending March 31, 2015, and similarly measured at the end of each quarter thereafter.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

European Operations

On July 7, 2004, TPT entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of €485,000, is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 3.85%, effective August 1, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000, was used for the expansion of TPT's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616.  The loan balance at December 31, 2013 was €256,000 ($351,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT's existing production facility.  The Second Mortgage, in the amount of €470,000, is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 3.3%, effective January 3, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566.  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2013 was €280,000 ($386,000).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of €500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.05%, effective July 19, 2010, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is €4,167.  The loan is secured by TPT's assets.  The loan balance at December 31, 2013 was €58,000 ($80,000).

On July 5, 2011, TPT entered into a three year term loan in the amount of €700,000 with a fixed interest rate of 4.25%.  The loan proceeds were used to fund TPT's plant expansion and is secured by TPT's assets.  Monthly principal and interest payments began on August 5, 2011 and continue through July 5, 2014.  The monthly principal payment is €19,444 and the loan balance at December 31, 2013 was €101,000 ($139,000).  The loan is secured by TPT's production equipment.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Asian Operations

On March 2, 2012, TMM amended their banking facility with HSBC Bank Malaysia Berhad ("HSBC"), a Malaysian Bank,  to include a new Term Loan in the amount of Malaysian Ringgits ("RM")3,500,000 ($1,068,000) for the purpose of upgrading the operation's synthetic rutile production process.  Under the terms of the facility, the loan will be paid in 35 equal monthly installments of RM 97,223 (excluding interest) and a final installment of RM 97,195 or approximately $29,661 and $29,652, respectively, commencing one month after full drawdown or 18 months after initial drawdown, whichever is earlier.  The interest rate is 2.00% above prime and will be payable monthly.  The loan balance at December 31, 2013 was RM 2,625,000 ($801,000).

On October 25, 2013, TMM entered into an agreement with HSBC to amend the banking facility currently in place between TMM & HSBC.  Under the terms of the agreement, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 ($1,525,090).  Under the terms of the agreement, the term loan will be amortized over a period of five (5) years, and the interest rate will be 2.0% per annum above the HSBC's base lending rate, which is currently 6.6% per annum.  Monthly principal payments, in the amount of RM 83,333 ($25,423), will commence one month after the loan is fully funded or 12 months after the initial drawdown, whichever is earlier.  The funds will be used to finance part of the cost of plant improvements to increase efficiency and production capacity.  The loan balance at December 31, 2013 was RM 4,229,000 ($1,290,000).

On October 25, 2013, TMM entered into an agreement with RHB Bank Berhad ("RHB"), a Malaysian Bank, to amend the banking facility currently in place between TMM & RHB.  Under the terms of the agreement, RHB granted a new term loan to TMM in the amount of RM 3,200,000 ($1,018,300).  Under the terms of the agreement, the term loan will be amortized over a period of five (5) years, and the interest rate will be 1.25% per annum above the RHB's base lending rate, which is currently 6.6% per annum.  The funds will be used to finance part of the cost of plant improvements to increase efficiency and production capacity.  At December 31, 2013, no funds had been drawn down on the loan.

Short-term Debt - Financial Institutions

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement (the "Agreement") with American Bank, N.A. (the "Lender") which established a $1,000,000 line of credit (the "Line"), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which extended the maturity date from October 15, 2013 to October 15, 2014 and reduced the minimum interest rate floor from 5.5% to 4.5%.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At December 31, 2013, no funds were outstanding on the Line.

European Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the "Credit Facility") with Rabobank which increased TPT's line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.432%), is secured by TPT's accounts receivable and inventory.  At December 31, 2013, TPT had utilized €783,000 ($1,077,000) of its short-term credit facility.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Asian Operations

On May 21, 2013, TMM amended its banking facility with HSBC to extend the maturity date from April 30, 2013 to April 30, 2014.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000; (2) an import/export line ("ECR") of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($152,000, $1,971,000 and $1,525,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB to extend the maturity date from March 5, 2013 to March 24, 2014.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($305,000, $2,837,000, $366,000 and $7,627,000, respectively).  At December 31, 2013, the outstanding balance on the foreign exchange contract was RM 1,311,000 ($400,000) at a current interest rate of 2.20%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers' and inter-company shipments.  At December 31, 2013, the outstanding balance on the ECR facilities was RM 12,672,000 ($3,866,000) at a current interest rate of 4.62%.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Bad Debts - We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  At December 31, 2013 and 2012, we maintained a reserve for doubtful accounts of approximately $109,000 and $148,000, respectively.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes - Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies.  Significant management judgment is required in determining the effective rate and in evaluating our tax position.  At December 31, 2013, we had a federal net operating loss ("NOL") carry-forward of approximately $1,355,000 for which we have determined that a valuation allowance is not required.  In addition, we had an NOL carry-forward at our Asian operation, TMM, of approximately $3,728,000.  Because this foreign NOL carry-forward has an indefinite carry-forward period, we have determined that it is not necessary to provide a valuation allowance for TMM's NOL carry-forward.

Inventory - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Due to the continued weakness in the titanium dioxide ("TiO2) market, the Company experienced a write down of approximately $1.3 million in inventory, primarily related to HITOX and Synthetic Rutile, from the cost to estimated market value for the year ended December 31, 2013. In addition, we maintained a reserve for obsolescence and unmarketable inventory of approximately $305,000 and $61,000 at December 31, 2013 and 2012, respectively.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2013 and 2012, the Company recorded approximately $1,000,000 and $606,000, respectively, related to idle facility expense primarily at the Malaysian operations.

Valuation of Long-Lived Assets - The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2013 or 2012.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Share Based Compensation - We calculate share based compensation using the Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the years ended December 31, 2013 and 2012, we recorded $109,000 and $90,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases - As of December 31, 2013, we lease 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority.  The minimum future rental payments under this and other non-cancelable operating leases as of December 31, 2013 for the five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2014	$104
2015	95
2016	95
2017	95
2018	95
Thereafter	812
Total minimum lease payments	$1,296

Except as noted above, we did not have any off-balance sheet arrangements that have, or are likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations - The following is a summary of all significant contractual obligations, both on and off our consolidated balance sheet, as of December 31, 2013, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2014	2015	2016	2017	2018	2019 +
Long-term Debt	$3,958	$1,040	$946	$527	$487	$486	$472
Lines of Credit	1,477	1,477	-	-	-	-	-
Export Credit Refinancing	3,866	3,866	-	-	-	-	-
Capital Leases	12	12	-	-	-	-	-
Operating Leases	1,296	104	95	95	95	95	812
Total	$10,609	$6,499	$1,041	$622	$582	$581	$1,284

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013 and 2012

Other matters

Anticipated Capital Expenditures

During the coming twelve month period, we do not anticipate any capital expenditure.

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

Foreign Operations - Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TPT in The Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating TMM's financial statements from Ringgits to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the consolidated balance sheet and statement of comprehensive income (loss).  As of December 31, 2013 and 2012, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $1,737,000 and $2,988,000, respectively.  From the beginning of 2013 to the end of 2013, the U.S. Dollar strengthened against the Malaysian Ringgit, as a result, net income decreased approximately $66,000.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating TPT's financial statements from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the consolidated balance sheet.  As of December 31, 2013 and 2012, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $2,024,000 and $1,721,000, respectively.  From the beginning of 2013 to the end of 2013, the U.S. Dollar weakened against the Euro, and as a result, net income increased approximately $28,000.

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

At December 31, 2013, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording a net loss of approximately $14,000 as a component of our 2013 net income and as a current liability on the consolidated balance sheet at December 31, 2013.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on management's assessment and those criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Controls

During the quarter ended December 31, 2013, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2013.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information which will be contained under the caption "Election of Directors" and "Principal Stockholders" in the Company's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated by reference in response to this Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance

Information under the caption "Election of Directors - Section 16(a) Beneficial Ownership Reporting Compliance" which will be contained in the Company's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Corporate Governance

Information under the caption "Executive Compensation - Nomination of Directors", and "Election of Directors - Audit Committee" which will be contained in the Company's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions "Principal Stockholders" and "Executive Compensation - Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

Equity Compensation Plan

The following table provides information as of December 31, 2013, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	131,164	$13.24	256,044
Equity compensation plans not approved by security holders	--		--
Total	131,164	$13.24	256,044

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the "Plan") for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 11, 2012, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased to 500,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the Plan was extended to May 23, 2022.  At December 31, 2013, there were 131,164 options outstanding, 112,792 exercised and 256,044 available for future issuance under the Plan.

For the years ended December 31, 2013 and 2012, the Company recorded $109,000 and $90,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

The Company granted options to purchase 20,500 and 21,000 shares of common stock during the years ended December 31, 2013 and 2012, respectively.  The weighted average fair value per option at the date of grant for options granted in the years ended December 31, 2013 and 2012 was $11.37  and $11.03, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2013	2012
Risk-free interest rate	1.28%	1.17%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.90	0.68
Expected term (in years)	7.00	7.00

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

The number of shares of common stock underlying options exercisable at December 31, 2013 and 2012 was 87,664 and 143,388, respectively.  The weighted-average remaining contractual life of those options is 5.93 years.  Exercise prices on options outstanding at December 31, 2013, ranged from $2.70 to $30.55 per share as noted in the following table.

Options Outstanding at December 31,
2013	2012	Range of Exercise Prices
15,028	17,158	$ 2.70 - $ 9.99
83,116	111,410	$ 10.00 - $ 14.99
23,620	24,620	$ 15.00 - $ 19.99
2,000	12,800	$ 20.00 - $ 24.99
2,000	2,500	$ 25.00 - $ 29.99
5,400	5,400	$ 30.00 - $ 30.55
131,164	173,888

As of December 31, 2013, there was approximately $366,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 3.16 years.

As most options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information under the captions "Certain Transactions" and "Election of Directors - Directors' Attendance and Independence", which will be contained in the Company's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption "Principal Accountant Fees and Services", which will be contained in the Company's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits
(a) The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Exhibit No.	Description

3.1(1)(15)	Certificate of Incorporation of the Company as amended through February 28, 2010
3.2(1)(15)	By-laws of the Company, as amended through February 28, 2010

4.1(1)	Form of Common Stock Certificate
10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(2) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(3)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(4)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.7(5)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.8(5)	Loan Agreement with RHB Bank, dated November 23, 2004
10.9(5) **	Form of Incentive Stock Option Agreement for Officers A
10.10(5) **	Form of Incentive Stock Option Agreement for Officers B
10.11(5) **	Form of Nonqualified Option Agreement for Directors
10.12(6)	Loan Agreement with Rabobank, dated March 1, 2004
10.13(6)	Loan Agreement with Rabobank, dated July 6, 2004
10.14(7)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.15(8)	Loan Agreement with Rabobank, dated July 19, 2005
10.16(9)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.17(10)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.18(10)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.19(11)	Loan Agreement with Rabobank, dated March 20, 2007
10.20(12)	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TPT) dated May 11, 2001
10.21(13)	Form of Subscription Agreement with respect to the Company's September - October 2008 Private Placement
10.22(13)	Form of Warrant with respect to the Company's September - October 2008 Private Placement
10.23(14)	Form of Subscription Agreement with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.24(14)	Form of 6% Convertible Subordinated Debenture with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.25(14)	Form of Warrant with respect to the Company's May - August 2009 issuance of 6% Convertible Subordinated Debentures
10.26(16)	Loan Agreement with American Bank, dated December 31, 2010
10.27(17)	Amendment to Loan Agreement with HSBC Bank, dated November 15, 2010
10.28(17)	Amendment to Loan Agreement with HSBC Bank, dated June 27, 2011
10.27(17)	Amendment to Loan Agreement with RHB Bank, dated June 1, 2011
10.30(17)	Loan Agreement with Rabobank, dated June 28, 2011
10.31(18)	Amendment One to Loan Agreement with American Bank, dated March 1, 2012
10.32(18)	Amendment to Loan Agreement with HSBC Bank, dated March 2, 2012

Exhibit No.	Description

10.33(19)	Amendment to Loan Agreement with RHB Bank, dated April 17, 2013
10.34(20)	Amendment One to Revolving Credit Promissory Note with American Bank, dated May 15, 2013
10.35(20)	Amendment One to Promissory Note with American Bank, dated May 15, 2013
10.36(20)	Amendment Two to Loan Agreement with American Bank, dated May 15, 2013
10.37(20)	Amendment to Loan Agreement with HSBC Bank, dated May 21, 2013
10.38(21)	Agreement with American Bank, dated October 24, 2013
10.39(21)	Amendment to Loan Agreement with RHB Bank, dated October 25, 2013
10.40(21)	Amendment to Loan Agreement with HSBC Bank, dated October 25, 2013
10.41(22)	Amendment Three to Loan Agreement with American Bank, dated January 17, 2014

14.1	Code of Ethics

21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn. Bhd. and TOR Processing & Trade BV

23.1	Consent of UHY LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company's May 25, 2000 Form S-8
(3)	Incorporated by reference to the exhibit filed with the Company's December 31, 2000 Form 10-K
(4)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(5)	Incorporated by reference to the exhibit filed with the Company's December 31, 2004 Form 10KSB
(6)	Incorporated by reference to the exhibit filed with the Company's December 31, 2005 Form 10KSB
(7)	Incorporated by reference to the exhibit filed with the Company's June 27, 2005 Form 8-K
(8)	Incorporated by reference to the exhibit filed with the Company's July 19, 2005 Form 8-K
(9)	Incorporated by reference to the exhibit filed with the Company's September 14, 2005 Form 8-K
(10)	Incorporated by reference to the exhibit filed with the Company's December 22, 2005 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company's March 20, 2007 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company's December 31, 2006 Form 10-K
(13)	Incorporated by reference to the exhibit filed with the Company's September 15, 2008 Form 8-K
(14)	Incorporated by reference to the exhibit filed with the Company's May 6, 2009 and August 26, 2009 Form 8-K
(15)	Incorporated by reference to the exhibit filed with the Company's December 31, 2009 Form 10-K
(16)	Incorporated by reference to the exhibit filed with the Company's January 5, 2011 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company's September 30, 2011Form 10-Q
(18)	Incorporated by reference to the exhibit filed with the Company's December 31, 2011 Form 10-K
(19)	Incorporated by reference to the exhibit filed with the Company's March 31, 2013 Form 10-Q
(20)	Incorporated by reference to the exhibit filed with the Company's June 30, 2013 Form 10-Q
(21)	Incorporated by reference to the exhibit filed with the Company's September 30, 2013 Form 10-Q
(22)	Incorporated by reference to the exhibit filed with the Company's January 22, 2014 Form 8-K

**	Constitutes a compensation plan or agreement under which executive officers may participate

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 10, 2014	By:	OLAF KARASCH Olaf Karasch, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer	March 10, 2014

BERNARD A. PAULSON (Bernard A. Paulson)	Chairman of the Board	March 10, 2014

BARBARA RUSSELL (Barbara Russell)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 10, 2014

JULIE BUCKLEY (Julie Buckley)	Director	March 10, 2014

DAVID HARTMAN (David Hartman)	Director	March 10, 2014

DOUG HARTMAN (Doug Hartman)	Director	March 10, 2014

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 10, 2014

STEVEN PAULSON (Steven Paulson)	Director	March 10, 2014

CHIN YONG TAN (Chin Yong Tan)	Director	March 10, 2014

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 8.        Financial Statements and Supplementary Data

F - 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years then ended.  The Company's management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

s/s UHY LLP
UHY LLP
Houston, Texas
March 10, 2014

F - 2

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012
NET SALES	$46,021	$56,653
Cost of sales	42,566	44,673
GROSS MARGIN	3,455	11,980
Technical services and research and development	652	384
Selling, general and administrative expenses	4,722	5,029
(Gain) loss on disposal of assets	10	(6)
OPERATING INCOME (LOSS)	(1,929)	6,573
OTHER INCOME (EXPENSE):
Interest expense	(389)	(471)
Loss on foreign currency exchange rate	(140)	(50)
Other, net	18	-
Total Other Expense	(511)	(521)
INCOME (LOSS) BEFORE INCOME TAX	(2,440)	6,052
Income tax (benefit) expense	(824)	1,024
NET INCOME (LOSS)	$(1,616)	$5,028
Plus: 6% Convertible Debenture Interest Expense	-	22
Diluted Income (Loss) Available to Common Shareholders	$(1,616)	$5,050

Income (loss) per common share:
Basic	$(0.54)	$1.81
Diluted	$(0.54)	$1.49

Weighted average common shares outstanding:
Basic	3,002	2,781
Diluted	3,002	3,394

See accompanying notes.
F - 3

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income (Loss) (In thousands)

	Years Ended December 31,
	2013	2012
NET INCOME (LOSS)	$(1,616)	$5,028
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains (losses)	(948)	746
Other comprehensive income (loss), net of tax	(948)	746
COMPREHENSIVE INCOME (LOSS)	$(2,564)	$5,774

See accompanying notes.
F - 4

TOR Minerals International, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,920	$2,799
Trade accounts receivable, net	4,526	3,972
Inventories, net	20,753	22,895
Other current assets	596	1,822
Total current assets	28,795	31,488
PROPERTY, PLANT AND EQUIPMENT, net	23,799	22,933
OTHER ASSETS	23	25
Total Assets	$52,617	$54,446

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,279	$4,608
Accrued expenses	1,397	1,864
Notes payable under lines of credit	1,477	2,109
Export credit refinancing facility	3,866	394
Current deferred tax liability	66	173
Current maturities - capital leases	12	33
Current maturities of long-term debt - financial institutions	1,040	1,202
Total current liabilities	11,137	10,383
CAPITAL LEASES	-	12
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	2,918	2,316
DEFERRED TAX LIABILITY	18	1,007
Total liabilities	14,073	13,718
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,012 shares issued and outstanding at December 31, 2013 and 2,987 shares issued and outstanding at December 31, 2012	3,765	3,733
Additional paid-in capital	29,365	29,017
Retained earnings	1,653	3,269
Accumulated other comprehensive income:
Cumulative translation adjustment	3,761	4,709
Total shareholders' equity	38,544	40,728
Total Liabilities and Shareholders' Equity	$52,617	$54,446

See accompanying notes.
F - 5

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity Years ended December 31, 2013 and 2012 (In thousands)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income	Total
Balance at December 31, 2011	2,400	$2,999	$28,222	$(1,759)	$3,963	$33,425
Conversion of debentures to common stock	553	691	565			1,256
Exercise of stock options	15	19	114			133
Exercise of warrants	19	24	26			50
Share based compensation			90			90
Net income				5,028		5,028
Other Comprehensive Income					746	746
Balance at December 31, 2012	2,987	$3,733	$29,017	$3,269	$4,709	$40,728
Exercise of stock options	25	32	239			271
Share based compensation			109			109
Net loss				(1,616)		(1,616)
Other Comprehensive Loss					(948)	(948)
Balance at December 31, 2013	3,012	$3,765	$29,365	$1,653	$3,761	$38,544

See accompanying notes.
F - 6

TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,616)	$5,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,157	2,470
Inventory impairment	1,329	-
(Gain) loss on disposal of assets	10	(6)
Share-based compensation	109	90
Convertible debenture interest expense	-	22
Deferred income tax (benefit) expense	(1,088)	120
Provision for bad debts	7	69
Changes in working capital:
Trade accounts receivables	(534)	936
Inventories	(5)	(3,777)
Other current assets	1,172	(598)
Accounts payable and accrued expenses	(1,681)	1,385
Net cash provided by operating activities	860	5,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,230)	(4,881)
Proceeds from sales of property, plant and equipment	3	7
Net cash used in investing activities	(4,227)	(4,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit	(598)	(869)
Net proceeds (payments) from export credit refinancing facility	3,498	(906)
Payments on capital lease	(35)	(18)
Proceeds from long-term bank debt	1,283	866
Payments on long-term bank debt	(840)	(862)
Proceeds from the issuance of common stock, and exercise of common stock options	271	198
Net cash provided by (used in) provided by financing activities	3,579	(1,591)
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(91)	144
Net increase (decrease) in cash and cash equivalents	121	(582)
Cash and cash equivalents at beginning of year	2,799	3,381
Cash and cash equivalents at end of year	$2,920	$2,799

Supplemental cash flow disclosures:
Interest paid	$396	$429
Income taxes paid	$866	$742
Non-cash financing activities
Conversion of debenture	$-	$1,450

See accompanying notes.
F - 7

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

1.	Summary of Significant Accounting Policies

 Business Description

TOR Minerals International, Inc. and Subsidiaries (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, catalysts and solid surface applications.  The Company's global headquarters and U.S. manufacturing plant are located in Corpus Christi, Texas ("TOR U.S." or "U.S. Operations").  The Asian Operations, TOR Minerals Malaysia, Sdn. Bhd. ("TMM"), is located in Ipoh, Malaysia, and the European Operations, TOR Processing and Trade, BV ("TPT"), is located in Hattem, The Netherlands.

Basis of Presentation and Use of Estimates

The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries, TMM and TPT.  All significant intercompany transactions and balances are eliminated in the consolidation process.

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit ("RM"), which is also the functional currency.  As a result, gains and losses resulting from translating the balance sheet from RM to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders' equity) on the consolidated balance sheets.  As of December 31, 2013 and 2012, the cumulative translation adjustment included on the consolidated balance sheets totaled $1,737,000 and $2,988,000, respectively.

TPT's functional currency is the Euro.  As a result, gains and losses resulting from translating the balance sheet from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the consolidated balance sheet.  As of December 31, 2013 and 2012, the cumulative translation adjustment included on the consolidated balance sheets totaled $2,024,000 and $1,721,000, respectively.

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

Accounts Receivable:  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of agings and current economic conditions.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2013 and 2012, we maintained a reserve for doubtful accounts of approximately $109,000 and $148,000, respectively.

F - 8

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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

Inventories:  Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method.  The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Due to the continued weakness in the titanium dioxide ("TiO2) market, the Company recognized a write down of approximately $1.3 million in inventory, primarily related to HITOX and Synthetic Rutile, from the cost to estimated market value for the year ended December 31, 2013. In addition, we maintained a reserve for obsolescence and unmarketable inventory of approximately $305,000 and $61,000 at December 31, 2013 and 2012, respectively.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2013 and 2012, the Company recorded approximately $1,000,000 and $606,000, respectively, related to idle facility expense primarily at the Malaysian operations.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Valuation of Long-Lived Assets:  The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management's estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management's expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management's estimates.  Based upon our most recent analysis, we believe that no impairment exists at December 31, 2013 or 2012.  There can be no assurance that future impairment tests will not result in a charge to net earnings.

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
December 31, 2013 and 2012

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2010 through December 31, 2013.  Our state tax return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2009 through December 31, 2013.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2007.

As of January 1, 2013, we did not have any unrecognized tax benefits and there was no change during the year ended December 31, 2013.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the year ended December 31, 2013.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Derivatives and Hedging Activities:  The Company records the fair value of all outstanding derivative instruments on the consolidated balance sheets in other current assets and current liabilities.  Derivatives are held as part of a formally documented risk management (hedging) program.  All derivatives are straightforward and are held for purposes other than trading.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item.  The ineffective portions, if any, are recorded in current earnings in the current period.  If the hedging relationship ceases to be highly effective or if it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are recorded in current earnings.  Changes in the fair value of derivatives are recorded in current earnings along with the change in fair value of the underlying hedged item if the derivative is designated as a fair value hedge or in other comprehensive income (loss) if the derivative is designated as a cash flow hedge.  If no hedging relationship is designated, the derivative is marked to market through current earnings.  The Company has utilized natural gas forward contracts to hedge a portion of its U.S. Operations' natural gas needs and has utilized foreign currency forward contracts at both the U.S. and Asian Operations to hedge a portion of its foreign currency risk.  (See Note 14, Derivatives and Other Financial Instruments).

Share Based Compensation:  The Company calculates share based compensation using the Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the years ended December 31, 2013 and 2012, we recorded $109,000 and $90,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

F - 10

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

2.	Debt and Notes Payable

Long-term Debt - Financial Institutions

Following is a summary of our long-term debt to financial institutions as of December 31, 2013 and 2012:

(In thousands)	December 31,
	2013	2012
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at December 31, 2013, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$911	$1,309
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at December 31, 2013, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€256)	351	363
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at December 31, 2013, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€280)	386	395
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at December 31, 2013, due July 31, 2015, secured by TPT's assets. (€58)	80	143
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at December 31, 2013, due July 5, 2014, secured by TPT's assets. (€101)	139	442
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 6.6% at December 31, 2013, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 2,625)	801	866
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 6.6% at December 31, 2013, due October 25, 2018, secured by TMM's property, plant and equipment. (RM 4,229)	1,290	-
Total	3,958	3,518
Less current maturities	1,040	1,202
Total long-term debt - financial institutions, net of current maturities	$2,918	$2,316

United States Operations

U.S. Credit Agreement and Term Loan

On December 31, 2010, the Company entered into a credit agreement (the "Agreement") with American Bank, N.A. (the "Lender").  The Agreement consists of a $2 million term loan, which matures December 31, 2015 and a $2 million line of credit.  The term loan bears interest at a fixed rate of 5.5% per annum.  Monthly principal and interest payments commenced on February 1, 2011.  The monthly principal and interest payment are $38,620.  At December 31, 2013, the balance on the term loan was $911,000.

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

F - 11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

On January 17, 2014, the Company entered into the third amendment (the "Amendment") with the Lender, which has an effective date of January 1, 2014.  Under the terms of the Amendment, which waived the debt covenant for the four-quarter period ended December 31, 2013, the Company is required to pledge a certificate of deposit in the amount of $350,000 as additional security against the outstanding loan balance of $911,000.  In addition, the Company will be required to maintain a ratio of cash flow to debt service as follows:

1.      at least 1.25 to 1.0 measured on a rolling four-quarter basis beginning with the four-quarter period ending December 31, 2010 and ending with the four-quarter period ending September 30, 2013;

2.      at least 1.0 to 1.0 for the four months ending April 30, 2014;

3.      at least 1.0 to 1.0 for the six months ending June 30, 2014;

4.      at least 1.0 to 1.0 for the nine months ending September 30, 2014;

5.      at least 1.25 to 1.0 for the twelve months ending December 31, 2014; and

6.      at least 1.25 to 1.0 measured on a rolling, four-quarter basis beginning with the four-quarter period ending March 31, 2015, and similarly measured at the end of each quarter thereafter.

The Agreement also includes certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness, becoming a guarantor or surety, making loans or advances to other parties, except trade credit extended in the normal course of business, or changing the President or Board of Directors of the Company without the Lender's written consent.

European Operations

On July 7, 2004, TPT entered into a mortgage loan (the "First Mortgage") with Rabobank.  The First Mortgage, in the amount of €485,000, is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 3.85%, effective August 1, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000, was used for the expansion of TPT's existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616.  The loan balance at December 31, 2013 was €256,000 ($351,000).  The mortgage loan is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the "Second Mortgage") with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT's existing production facility.  The Second Mortgage, in the amount of €470,000, is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 3.3%, effective January 3, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566.  The mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2013 was €280,000 ($386,000).

On July 19, 2005, TPT entered into a new term loan with Rabobank to fund the completion of its building expansion.  The loan, in the amount of €500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Under the terms of the agreement, the interest was adjusted to a fixed rate of 4.05%, effective July 19, 2010, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005 and will continue through July 31, 2015.  The monthly principal payment is €4,167.  The loan is secured by TPT's assets.  The loan balance at December 31, 2013 was €58,000 ($80,000).

On July 5, 2011, TPT entered into a three year term loan in the amount of €700,000 with a fixed interest rate of 4.25%.  The loan proceeds were used to fund TPT's plant expansion and is secured by TPT's assets.  Monthly principal and interest payments began on August 5, 2011 and continue through July 5, 2014.  The monthly principal payment is €19,444 and the loan balance at December 31, 2013 was €101,000 ($139,000).  The loan is secured by TPT's production equipment.

F - 12

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Asian Operations

On March 2, 2012, TMM amended their banking facility with HSBC Bank Malaysia Berhad ("HSBC"), a Malaysian Bank, to include a new Term Loan in the amount of Malaysian Ringgits ("RM") 3,500,000 ($1,068,000) for the purpose of upgrading the operation's synthetic rutile production process.  Under the terms of the facility, the loan will be paid in 35 equal monthly installments of RM 97,223 (excluding interest) and a final installment of RM 97,195 or approximately $29,661 and $29,652, respectively, commencing one month after full drawdown or 18 months after initial drawdown, whichever is earlier.  The interest rate is 2.00% above prime and will be payable monthly.  The loan balance at December 31, 2013 was RM 2,625,000 ($801,000).

On October 25, 2013, TMM entered into an agreement with HSBC to amend the banking facility currently in place between TMM & HSBC.  Under the terms of the agreement, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 ($1,525,090).  Under the terms of the agreement, the term loan will be amortized over a period of five (5) years, and the interest rate will be 2.0% per annum above the HSBC's base lending rate, which is currently 6.6% per annum.  Monthly principal payments, in the amount of RM 83,333 ($25,423), will commence one month after the loan is fully funded or 12 months after the initial drawdown, whichever is earlier.  The funds will be used to finance part of the cost of plant improvements to increase efficiency and production capacity.  The loan balance at December 31, 2013 was RM 4,229,000 ($1,290,000).

On October 25, 2013, TMM entered into an agreement with RHB Bank Berhad ("RHB"), a Malaysian Bank, to amend the banking facility currently in place between TMM & RHB.  Under the terms of the agreement, RHB granted a new term loan to TMM in the amount of RM 3,200,000 ($1,018,300).  Under the terms of the agreement, the term loan will be amortized over a period of five (5) years, and the interest rate will be 1.25% per annum above the RHB's base lending rate, which is currently 6.6% per annum.  The funds will be used to finance part of the cost of plant improvements to increase efficiency and production capacity.  At December 31, 2013, no funds had been drawn down on the loan.

Liquidity

Management believes that it has adequate liquidity for fiscal year 2014 and expects to maintain compliance with all financial covenants throughout 2014.

The following is a summary of the future maturities of long-term debt to financial institutions as of December 31, 2014:

Years Ending December 31,
(In thousands)
2014	$1,040
2015	946
2016	527
2017	487
2018	486
Thereafter	472
Total	$3,958
F - 13

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

Short-term Debt - Financial Institutions

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement (the "Agreement") with American Bank, N.A. (the "Lender") which established a $1,000,000 line of credit (the "Line"), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which extended the maturity date from October 15, 2013 to October 15, 2014 and reduced the minimum interest rate floor from 5.5% to 4.5%.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At December 31, 2013, no funds were outstanding on the Line.

European Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the "Credit Facility") with Rabobank which increased TPT's line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.432%), is secured by TPT's accounts receivable and inventory.  At December 31, 2013, TPT had utilized €783,000 ($1,077,000) of its short-term credit facility.

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

Asian Operations

On May 21, 2013, TMM amended its banking facility with HSBC to extend the maturity date from April 30, 2013 to April 30, 2014.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000; (2) an import/export line ("ECR") of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($152,000, $1,971,000 and $1,525,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB to extend the maturity date from March 5, 2013 to March 24, 2014.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($305,000, $2,837,000, $366,000 and $7,627,000, respectively).  At December 31, 2013, the outstanding balance on the foreign exchange contract RM 1,311,000 ($400,000) at a current interest rate of 2.80%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers' and inter-company shipments.  At December 31, 2013, the outstanding balance on the ECR facilities was RM 12,672,000 ($3,866,000) at a current interest rate of 4.62%.

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
December 31, 2013 and 2012

3.	Fair Value Measurements

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2013 and 2012.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at December 31, 2013 or 2012.

	Fair Value Measurements
(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability
December 31, 2012
Currency forward contracts	$(1)	$-	$(1)	$-
December 31, 2013
Currency forward contracts	$(14)	$-	$(14)	$-

Our foreign currency derivative financial instruments mitigate foreign currency exchange risks and include forward contracts.  The forward contracts are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income as part of the gain or loss on foreign currency exchange rate included under "Other Expense" on the Company's consolidated statement of operations.  The fair value of the currency forward contracts is determined using Level 2 inputs based on the currency rate in effect at the end of the reporting period.

The fair value of the Company's debt is based on estimates using standard pricing models and Level 2 inputs, including the Company's estimated borrowing rate, that take into account the present value of future cash flows as of the consolidated balance sheet date.  The computation of the fair value of these instruments is performed by the Company.  The carrying amounts and estimated fair values of the Company's long-term debt, including current maturities, are summarized below:

	December 31, 2013		December 31, 2012
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,958	$3,697	$3,518	$3,455

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

F - 15

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

4.	Capital Leases

On August 1, 2010, the Company entered into a financial lease agreement with Dell Financial Services for new computer servers.  The cost of the equipment under the capital lease, in the amount of $22,000, is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2013 was approximately $22,000.  The capital lease is in the amount of $20,698 including interest of $1,605 (implicit interest rate 5.3%).  The 36 month lease was fully amortized on August 1, 2013.

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of €38,360 ($52,700), is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2013 was approximately €30,000 ($41,000).  The capital lease is in the amount of €41,256 ($56,700) including interest of €2,896 ($4,000) (implicit interest rate 4.786%).  The lease term is 36 months with equal monthly installments of €1,146 ($1,575).  The net present value of the lease at December 31, 2013 was €9,168 ($12,000).

On February 5, 2012, TPT entered into a financial lease agreement with Sympatec GmbH for lab equipment.  The cost of the equipment under the capital lease, in the amount of €52,000 ($71,500), is included in the consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at December 31, 2013 was approximately €14,300 ($19,600).  The capital lease is in the amount of €56,988 ($77,300) including interest of €4,860 ($6,600) (implicit interest rate 16.785%).  The lease term is 12 months with equal monthly installments of €4,749 ($6,271).  The 12 month lease was fully amortized on February 5, 2013.

The following table sets forth the minimum future lease payments under these leases as of December 31, 2013 until maturity:

Year Ending December 31, 2014
(In thousands)
Total minimum lease payments	$12
Less: Amount representing executory costs	-
Net minimum lease payments	12
Less: Amount representing interest	-
Present value of net minimum lease payments	12
Less: Current maturities of capital lease obligations	(12)
Long-term capital lease obligations, net of current maturities	$-
F - 16

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

5.	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2013	2012
Raw materials	$12,852	$14,002
Work in progress	1,866	2,848
Finished goods	5,306	5,238
Supplies	1,034	868
Total Inventories	21,058	22,956
Inventory reserve	(305)	(61)
Net Inventories	$20,753	$22,895

6.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2013	2012
Land and office buildings	39 years	$3,472	$3,354
Production facilities	10 - 20 years	10,121	8,552
Machinery and equipment	3 - 15 years	36,944	32,869
Furniture and fixtures	3 - 20 years	1,534	1,515
Total		52,071	46,290
Less accumulated depreciation		(28,956)	(26,508)
Property, plant and equipment, net		23,115	19,782
Construction in progress		684	3,151
		$23,799	$22,933

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the years ended December 31, 2013 and 2012 were $3,157,000 and $2,470,000, respectively.

F - 17

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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

For the year ended December 31, 2013, the U.S. operations received approximately 30% of its total third party sales revenue from a single customer.  The European operations received approximately 31% of its total third party sales revenue from two customers (18% and 13%), and the Asian operations received approximately 42% of its total third party sales revenue from a single customer.  One customer represented approximately 20% of the 2013 total consolidated sales.

For the year ended December 31, 2012, the U.S. operations received approximately 29% of its total third party sales revenue from a single customer.  The European operations received approximately 10% of its total third party sales revenue from one customer, and the Asian operations received approximately 57% of its total third party sales revenue from a single customer.  Two customers represented approximately 17% and 16%, respectively, of the 2012 total consolidated sales.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of SR, HITOX, ALUPREM and TIOPREM.

The Company's principal product, HITOX, accounted for approximately 30% and 33% of net consolidated sales in 2013 and 2012, respectively.

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the U.S. represented approximately 56%, and 48% for the years ended December 31, 2013 and 2012, respectively.

For the year ended December 31, 2013, sales to customers in Germany represented approximately 20% of our total foreign sales and the United Kingdom represented approximately 33% in 2012.

Approximately 24% of the Company's employees are represented by an in-house collective bargaining agreement.

F - 18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

A summary of the Company's manufacturing operations by geographic segment is presented below:

(In thousands)	United States (Corpus Christi)	Netherlands (TPT)	Malaysia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2013
Net Sales:
Customer sales	$30,019	$8,255	$7,747	$-	$46,021
Intercompany sales	110	6,627	7,638	(14,375)	-
Total Net Sales	$30,129	$14,882	$15,385	$(14,375)	$46,021
Share based compensation	$109	$-	$-	$-	$109
Depreciation	$936	$1,197	$1,024	$-	$3,157
Interest expense	$77	$97	$215	$-	$389
Income tax (benefit) expense	$(511)	$265	$(587)	$9	$(824)
Location profit (loss)	$(1,132)	$826	$(1,347)	$37	$(1,616)
Capital expenditures	$703	$1,192	$2,335	$-	$4,230
Location long-lived assets	$5,805	$8,965	$9,029	$-	$23,799
Location assets	$17,956	$10,995	$23,666	$-	$52,617

December 31, 2012
Net Sales:
Customer sales	$33,263	$7,578	$15,812	$-	$56,653
Intercompany sales	105	6,179	9,064	(15,348)	-
Total Net Sales	$33,368	$13,757	$24,876	$(15,348)	$56,653
Share based compensation	$90	$-	$-	$-	$90
Depreciation	$751	$871	$848	$-	$2,470
Interest expense	$170	$126	$175	$-	$471
Income tax expense	$753	$133	$204	$(66)	$1,024
Location profit	$2,076	$445	$2,738	$(231)	$5,028
Capital expenditures	$1,928	$1,581	$1,372	$-	$4,881
Location long-lived assets	$6,051	$8,653	$8,229	$-	$22,933
Location assets	$20,762	$10,652	$23,032	$-	$54,446
F - 19

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

8.	Quarterly Data (Unaudited)
TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	2013
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$11,427	$10,732	$10,870	$12,992	$46,021
Cost of sales	9,933	9,020	9,289	14,324	42,566
GROSS MARGIN	1,494	1,712	1,581	(1,332)	3,455
Technical services and research and development	153	171	135	193	652
Selling, general and administrative expenses	1,278	1,247	1,119	1,078	4,722
Loss on disposal of assets	10	-	-	-	10
OPERATING INCOME (LOSS)	53	294	327	(2,603)	(1,929)
OTHER EXPENSE:
Interest expense	(84)	(99)	(103)	(103)	(389)
(Loss) gain on foreign currency exchange rate	(87)	20	(84)	11	(140)
Other, net	12	-	6	-	18
Total Other Expense	(159)	(79)	(181)	(92)	(511)
INCOME (LOSS) BEFORE INCOME TAX	(106)	215	146	(2,695)	(2,440)
Income tax (benefit) expense	(31)	65	33	(891)	(824)
NET INCOME (LOSS)	$(75)	$150	$113	$(1,804)	$(1,616)

Income (loss) per common share:
Basic	$(0.03)	$0.05	$0.04	$(0.60)	$(0.54)
Diluted	$(0.03)	$0.04	$0.03	$(0.60)	$(0.54)

Weighted average common shares outstanding:
Basic	2,987	2,998	3,012	3,012	3,002
Diluted	2,987	3,404	3,422	3,012	3,002
F - 20

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

8.	Quarterly Data, continued (Unaudited)
TOR Minerals International, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except per share amounts)

	2012
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$12,808	$14,108	$19,914	$9,823	$56,653
Cost of sales	9,618	10,441	16,068	8,546	44,673
GROSS MARGIN	3,190	3,667	3,846	1,277	11,980
Technical services and research and development	82	101	90	111	384
Selling, general and administrative expenses	1,224	1,359	1,242	1,204	5,029
Gain on disposal of assets	-	-	(6)	-	(6)
OPERATING INCOME	1,884	2,207	2,520	(38)	6,573
OTHER EXPENSES:
Interest expense	(142)	(112)	(143)	(74)	(471)
Gain (loss) on foreign currency exchange rate	23	(20)	(24)	(29)	(50)
Other, net	-	1	-	(1)	-
Total Other Expense	(119)	(131)	(167)	(104)	(521)
INCOME (LOSS) BEFORE INCOME TAX	1,765	2,076	2,353	(142)	6,052
Income tax expense (benefit)	369	517	516	(378)	1,024
NET INCOME	$1,396	$1,559	$1,837	$236	$5,028
Plus: 6% Convertible Debenture Interest Expense	22	-	-	-	22
Diluted Income Available to Common Shareholders	$1,418	$1,559	$1,837	$236	$5,050

Income per common share:
Basic	$0.58	$0.56	$0.62	$0.08	$1.81
Diluted	$0.41	$0.45	$0.53	$0.07	$1.49

Weighted average common shares outstanding:
Basic	2,402	2,769	2,968	2,980	$2,781
Diluted	3,439	3,462	3,441	3,424	$3,394
F - 21

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

9.	Calculation of Basic and Diluted Earnings per Share
(in thousands, except per share amounts)	Years Ended December 31,
	2013	2012
Numerator:
Net Income (Loss)	$(1,616)	$5,028
Numerator for basic earnings per share - income (loss) available to common shareholders	(1,616)	5,028
Effect of dilutive securities:
6% Convertible Debenture Interest Expense	-	22
Numerator for diluted earnings per share - income (loss) available to common shareholders after assumed conversions	$(1,616)	$5,050

Denominator:
Denominator for basic earnings per share - weighted-average shares	3,002	2,781
Effect of dilutive securities:
Employee stock options	-	30
Warrants	-	447
6% Convertible Debentures	-	136
Dilutive potential common shares	-	613
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	3,002	3,394

Basic earnings per common share	$(0.54)	$1.81
Diluted earnings per common share	$(0.54)	$1.49

For the year ended December 31, 2013, 528,304 warrants were excluded from the calculation of diluted earnings per share as the effect would anti-dilutive.  For the year ended December 31, 2012, there were no warrants excluded from the calculation of diluted earnings per share.

For the years ended December 31, 2013, 131,164 employee stock options were excluded from calculation of diluted earnings per share as the effect would be anti-dilutive.  For the year ended December 31, 2012, 77,820 of shares issuable upon the exercise of employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

F - 22

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

10.	Income Taxes

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

Our U.S. operations had a deferred tax asset related to a federal net operating loss ("NOL") carry-forward of approximately $461,000 at December 31, 2013 for which we have not provided a valuation allowance.

At December 31, 2013 and 2012, we had federal NOL carry-forwards of approximately $1,355,000 and $0, respectively.

Our Asian operation, TMM, had NOL carry-forwards of approximately $3,728,000 and $2,934,000, at December 31, 2013 and 2012, respectively.  Because these foreign NOL carry-forwards have an indefinite carry forward period, we have determined that it is not necessary to provide a valuation allowance.

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

Components of Pretax Income (Loss)	Years Ended December 31,
(In thousands)	2013	2012
Domestic	$(1,643)	$2,829
Foreign	(797)	3,223
Pretax income (loss)	$(2,440)	$6,052

	Components of Income Tax Expense (Benefit)
	Years Ended December 31,
	2013			2012
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$(518)	$(518)	$364	$389	$753
State	7	-	7	11	-	11
Foreign	265	(578)	(313)	133	127	260
Total Income Tax Expense	$272	$(1,096)	$(824)	$508	$516	$1,024
F - 23

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Years Ended December 31,
(In thousands)	2013	2012
Expense (benefit) computed at statutory rate	$(829)	$2,058
Change in valuation allowance - Domestic	-	(259)
Effect of items deductible for book not tax, net
Stock based compensation	37	30
Other	13	14
Effect of foreign tax credit	(60)	(547)
Effect of foreign tax rate differential	11	(279)
State income taxes, net of Federal benefit	4	7
	$(824)	$1,024

Significant Components of Deferred Taxes	Year Ended December 31,
(In thousands)	2013	2012
Deferred Tax Assets:
Net operating loss carry-forwards - Domestic	$461	$-
Net operating loss carry-forwards - Foreign	932	733
PP&E - Foreign	10	10
Intercompany profit	74	83
Domestic reserves	16	16
Unrealized foreign currency losses - Domestic	50	62
Other deferred assets	494	35
Total deferred tax assets	$2,037	$939

Deferred Tax Liabilities:
PP&E - Domestic	696	654
PP&E - Foreign	1,407	1,442
Unrealized gain on derivatives	15	20
Other	3	3
Total deferred tax liabilities	2,121	2,119
Net deferred tax liability	$(84)	$(1,180)

11.	Stock Options

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the "Plan") for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders' meeting on May 11, 2012, the maximum number of shares of the Company's common stock that may be sold or issued under the Plan was increased to 500,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the Plan was extended to May 23, 2022.  At December 31, 2013, there were 131,164 options outstanding, 112,792 exercised and 256,044 available for future issuance under the Plan.

F - 24

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

For the years ended December 31, 2013 and 2012, the Company recorded $109,000 and $90,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

The Company granted options to purchase 20,500 and 21,000 shares of common stock during the years ended December 31, 2013 and 2012, respectively.  The weighted average fair value per option at the date of grant for options granted in the years ended December 31, 2013 and 2012 was $11.37 and $11.03, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2013	2012
Risk-free interest rate	1.28%	1.17%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.90	0.68
Expected term (in years)	7.00	7.00

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

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at December 31, 2011	177,641	167,983	$12.53	$1.75	-	$30.55
Additional options authorized	250,000
Granted		21,000	$11.03	$16.77	-	$18.22
Exercised	(15,095)	(15,095)	$8.83	$2.90	-	$11.05
Balances at December 31, 2012	412,546	173,888	$13.39	$2.70	-	$30.55
Granted		20,500	$8.83	$11.27	-	$11.39
Exercised	(25,338)	(25,338)	$10.69	$2.70	-	$11.05
Forfeited or expired		(37,886)	$14.63	$11.00	-	$29.50
Balances at December 31, 2013	387,208	131,164	$13.24	$2.70	-	$30.55
F - 25

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

The number of shares of common stock underlying options exercisable at December 31, 2013 and 2012 was 87,664 and 143,388, respectively.  The weighted-average remaining contractual life of those options is 5.93 years.  Exercise prices on options outstanding at December 31, 2013, ranged from $2.70 to $30.55 per share as noted in the following table.

Options Outstanding at December 31,
2013	2012	Range of Exercise Prices
15,028	17,158	$ 2.70 - $ 9.99
83,116	111,410	$ 10.00 - $ 14.99
23,620	24,620	$ 15.00 - $ 19.99
2,000	12,800	$ 20.00 - $ 24.99
2,000	2,500	$ 25.00 - $ 29.99
5,400	5,400	$ 30.00 - $ 30.55
131,164	173,888

As of December 31, 2013, there was approximately $366,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 3.16 years.

As most options issued under the Plan are Incentive Stock Options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

12.	Profit Sharing Plan

The Company has a profit sharing plan that covers the U.S. employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2013 and 2012, there were no contributions to the plan.

The Company also offers U.S. employees a 401(k) savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2013 and 2012 were approximately $69,000 and $66,000, respectively.

F - 26

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

13.	Derivatives and Other Financial Instruments

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

At December 31, 2013 and 2012, we marked these contracts to market, recording $14,000 and $1,000, respectively, as a current liability on the consolidated balance sheets.  For the year ended December 31, 2013, we recorded a net loss on these contracts of $13,000 as a component of our net loss.  For the year ended December 31, 2012, we recorded a net gain of $74,000, respectively, as a component of our net income.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our consolidated balance sheets:

(In thousands)
Liability Derivatives
Derivative Instrument	Location	December 31, 2013	December 31, 2012
Foreign Currency Exchange Contracts	Accrued Expenses	$14	$1

The following table summarizes the impact of the Company's derivatives on the consolidated financial statements of operations for the years ended December 31, 2013 and 2012:

(In thousands)
	Location of Gain	Amount of Gain (Loss) Recognized in Operations
Derivative	(Loss) on Derivative	Year Ended December 31,
Instrument	Instrument	2013	2012
Foreign Currency Exchange Contracts	Loss on foreign currency exchange rate	$(13)	$74
F - 27

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

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

Minimum future rental payments under this and other immaterial leases as of December 31, 2013 for the next five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2014	$104
2015	95
2016	95
2017	95
2018	95
Thereafter	812
Total minimum lease payments	$1,296

Rent expense under these leases was approximately $103,000 for both the years ended December 31, 2013 and 2012.

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

15.	Significant Customers

For the years ended December 31, 2013 and 2012, one customer accounted for approximately 20% and 17%, respectively, of our total consolidated sales revenue and another customer represented approximately 16% of our total 2012 consolidated sales.

F - 28

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012

16.	Foreign Customer Sales

Revenues from sales to customers located outside the U.S. for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
(In thousands)	2013	2012
Canada, Mexico & South/Central America	$4,500	$5,759
Pacific Rim	5,813	7,073
Europe, Africa & Middle East	10,191	16,628
Total Sales	$20,504	$29,460

For the years ended December 31, 2013 and 2012, Germany represented 20% of our foreign sales and the United Kingdom represented 33%, respectively.

17.	Sales by Product

Revenues from sales by product for the years ended December 31, 2013 and 2012 are as follows (in thousands):

Product	2013		2012
HITOX	$14,004	30%	$18,453	33%
ALUPREM	14,662	32%	14,208	27%
BARTEX / BARYPREM	7,882	17%	7,401	11%
HALTEX / OPTILOAD	3,427	8%	3,662	7%
TIOPREM	1,817	4%	1,799	3%
SR	3,527	8%	10,410	18%
OTHER	702	1%	720	1%
Total	$46,021	100%	$56,653	100%

18.	Subsequent Events

On January 17, 2014, the Company entered into the third amendment (the "Amendment") with the Lender, which has an effective date of January 1, 2014.  (See Note 2, page F-12)

F - 29