Form 10-Q
period 2014-03-31
TOR MINERALS INTERNATIONAL INC
filed 2014-05-05
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014 OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of May 2, 2014 3,014,022
1

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Operations -- Three months ended March 31, 2014 and 2013	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three months ended March 31, 2014 and 2013	4
	Condensed Consolidated Balance Sheets -- March 31, 2014 and December 31, 2013	5
	Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2014 and 2013	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	25

Part II - Other Information

Item 6.	Exhibits	26

Signatures		26

Forward Looking Information

Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of TOR Minerals International, Inc. (the “Company”).  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in market price for TiO2 pigments, changes in foreign currency exchange rates, increases in the price of energy and raw materials, such as ilmenite, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filings with the Securities and Exchange Commission.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates”, foresees” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

2

Part I – Financial Information

Item 1.	Condensed Consolidated Financial Statements

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
NET SALES	$13,132	$11,427
Cost of sales	10,980	9,933
GROSS MARGIN	2,152	1,494
Technical services and research and development	46	153
Selling, general and administrative expenses	1,113	1,278
Loss on disposal of assets	-	10
OPERATING INCOME	993	53
OTHER INCOME (EXPENSE):
Interest expense, net	(95)	(84)
Loss on foreign currency exchange rate	(4)	(87)
Other, net	5	12
Total Other Expense	(94)	(159)
INCOME (LOSS) BEFORE INCOME TAX	899	(106)
Income tax expense (benefit)	192	(31)
NET INCOME (LOSS)	$707	$(75)

Earnings per common share:
Basic	$0.23	$(0.03)
Diluted	$0.21	$(0.03)
Weighted average common shares outstanding:
Basic	3,014	2,987
Diluted	3,413	2,987

See accompanying notes.
3

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
NET INCOME (LOSS)	$707	$(75)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains (losses)	85	(409)
Other comprehensive gain (loss), net of tax	85	(409)
COMPREHENSIVE INCOME (LOSS)	$792	$(484)

See accompanying notes.
4

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,581	$2,920
Trade accounts receivable, net	5,880	4,526
Inventories, net	20,403	20,753
Other current assets	1,106	596
Total current assets	29,970	28,795
PROPERTY, PLANT AND EQUIPMENT, net	23,450	23,799
OTHER ASSETS	23	23
Total Assets	$53,443	$52,617

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,553	$3,279
Accrued expenses	1,505	1,397
Notes payable under lines of credit	1,429	1,477
Export credit refinancing facility	2,110	3,866
Current deferred tax liability	17	66
Current maturities - capital leases	8	12
Current maturities of long-term debt – financial institutions	956	1,040
Total current liabilities	10,578	11,137
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	2,944	2,918
DEFERRED TAX LIABILITY	551	18
Total liabilities	14,073	14,073
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,014 shares issued and outstanding at March 31, 2014 and 3,012 shares issued and outstanding at December 31, 2013	3,767	3,765
Additional paid-in capital	29,397	29,365
Retained earnings	2,360	1,653
Accumulated other comprehensive income:
Cumulative translation adjustment	3,846	3,761
Total shareholders' equity	39,370	38,544
Total Liabilities and Shareholders' Equity	$53,443	$52,617

See accompanying notes.
5

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$707	$(75)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	847	741
Loss on disposal of assets	-	10
Share-based compensation	23	16
Deferred income tax expense (benefit)	483	(145)
Change in inventory reserve	-	(12)
Provision for bad debts	(7)	-
Changes in working capital:
Trade accounts receivables	(1,346)	(1,390)
Inventories	403	(266)
Other current assets	(509)	392
Accounts payable and accrued expenses	1,373	(1,226)
Net cash provided by (used in) operating activities	1,974	(1,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(449)	(1,224)
Proceeds from sales of property, plant and equipment	-	2
Net cash used in investing activities	(449)	(1,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from lines of credit	(52)	2,095
Net (payments on) proceeds from export credit refinancing facility	(1,771)	557
Payments on capital leases	(5)	(18)
Proceeds from long-term bank debt	236	276
Payments on long-term bank debt	(304)	(200)
Proceeds from the issuance of common stock and exercise of common stock options	11	-
Net cash provided by (used in) financing activities	(1,885)	2,710
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	21	(74)
Net decrease in cash and cash equivalents	(339)	(541)
Cash and cash equivalents at beginning of year	2,920	2,799
Cash and cash equivalents at end of period	$2,581	$2,258

Supplemental cash flow disclosures:
Interest paid	$95	$84
Income taxes paid	$37	$240

See accompanying notes.
6

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) and TOR Processing and Trade, BV (“TPT”) with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, in our Annual Report on Form 10-K filed with the SEC on March 10, 2014.  Operating results for the three-month period ended March 31, 2014, are not necessarily indicative of the results for the year ending December 31, 2014.

Income Taxes

The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal and state income tax expense of approximately $47,000 and $2,000, respectively, and foreign tax expense of approximately $143,000 for the three month period ended March 31, 2014, compared to federal and state income tax expense of approximately $40,000 and $2,000, respectively, and foreign tax benefit of approximately $73,000 for the same three month period in 2013.  Taxes are based on an estimated annualized consolidated effective rate of 21.4% for the year ended December 31, 2014.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2010 through December 31, 2013.  Our state return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2009 through December 31, 2013.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2008.

As of January 1, 2014, we did not have any unrecognized tax benefits and there was no change during the three month period ended March 31, 2014.  In addition, we did not recognize any interest and penalties in our condensed consolidated financial statements during the three month period ended March 31, 2014.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of March 31, 2014 and December 31, 2013, in thousands:

	March 31,
	2014	December 31,
	(Unaudited)	2013
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at March 31, 2014, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$806	$911
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at March 31, 2014, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€251)	345	351
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at March 31, 2014, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€276)	380	386
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at March 31, 2014, due July 31, 2015, secured by TPT's assets. (€46)	63	80
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at March 31, 2014, due July 5, 2014, secured by TPT's assets. (€43)	59	139
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at March 31, 2014, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 2,333)	715	801
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at March 31, 2014, due October 25, 2018, secured by TMM's property, plant and equipment. (RM 5,000)	1,532	1,290
Total	3,900	3,958
Less current maturities	956	1,040
Total long-term debt - financial institutions	$2,944	$2,918

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement, as amended, (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which extended the maturity date from October 15, 2013 to October 15, 2014 and reduced the minimum interest rate floor from 5.5% to 4.5%.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a defined borrowing base, which is based on the Company’s eligible accounts receivable and inventory.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At March 31, 2014, no funds were outstanding on the Line.

On January 14, 2014, the Company entered into the third amendment (the "Amendment") with the Lender.  Under the terms of the amendment, the Company is required ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ending April 30, 2014, six month period ending June 30, 2014, nine month period ending September 30, 2014, and twelve month period ending December 31, 2014. Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the loan agreement.  Therefore, compliance was not evaluated at the end of the quarter ended March 31, 2014.

European Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.531%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2014, TPT had utilized €633,000 ($872,000) of its short-term credit facility.

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

Asian Operations

On May 21, 2013, our subsidiary, TMM amended its banking facility with HSBC Bank of Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2013 to April 30, 2014.  TMM is currently negotiating an extension to the banking facility with HSBC.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($153,000, $1,979,000 and $1,531,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 5, 2013 to March 24, 2014.  TMM is currently negotiating an extension to the banking facility with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($306,000, $2,848,000, $367,000 and $7,657,000, respectively).  At March 31, 2014, the outstanding balance on the foreign exchange contract was RM 1,818,000 ($557,000) at a current interest rate of 2.20%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2014, the outstanding balance on the ECR facilities was RM 6,889,000 ($2,110,000) at a current interest rate of 4.9%.

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

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of March 31, 2014 and December 31, 2013, in thousands.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at March 31, 2014 or 2013.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset
March 31, 2014
Currency forward contracts	$9	$-	$9	$-
Liability
December 31, 2013
Currency forward contracts	$(14)	$-	$(14)	$-

Our foreign currency derivative financial instruments mitigate foreign currency exchange risks and include forward contracts.  The forward contracts are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income as part of the gain or loss on foreign currency exchange rate included under “Other Expense” on the Company’s condensed consolidated income statements.  The fair value of the currency forward contracts is determined using Level 2 inputs based on the currency rate in effect at the end of the reporting period.

The fair value of the Company’s debt is based on estimates using standard pricing models and Level 2 inputs, including the Company’s estimated borrowing rate, that take into account the present value of future cash flows as of the condensed consolidated balance sheet date.  The computation of the fair value of these instruments is performed by the Company.  The carrying amounts and estimated fair values of the Company’s long-term debt, including current maturities, are summarized below, in thousands:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,900	$3,673	$3,958	$3,697

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4.	Capital Leases

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of €38,360 ($52,852), is included in the condensed consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at March 31, 2014 was approximately €31,966 ($44,000).  The capital lease is in the amount of €41,256 ($56,800) including interest of €2,896 ($4,000) (implicit interest rate 4.786%).  The lease term is 36 months with equal monthly installments of €1,146 ($1,580).  The net present value of the lease at March 31, 2014 was €5,662 ($8,000).

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2014	2013
Numerator:
Net Income (Loss)	$707	$(75)
Numerator for basic earnings per share - income (loss) available to common shareholders	707	(75)
Effect of dilutive securities:	-	-
Numerator for diluted earnings per share - income (loss) available to common shareholders after assumed conversions	$707	$(75)

Denominator:
Denominator for basic earnings per share - weighted-average shares	3,014	2,987
Effect of dilutive securities:
Employee stock options	5	-
Warrants	394	-
Dilutive potential common shares	399	-
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	3,413	2,987
Basic earnings per common share	$0.23	$(0.03)
Diluted earnings per common share	$0.21	$(0.03)

For the three month period ended March 31, 2014, approximately 105,000 stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For the three month period ended March 31, 2013, approximately 174,000 stock options and 528,000 warrants were excluded from the calculation of diluted earnings per share as the effect would be antidilutive.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments.  All U.S. manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company’s wholly-owned foreign operations, TMM, located in Malaysia and TPT, located in The Netherlands.

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

A summary of the Company’s manufacturing operations by geographic segment is presented below in thousands:

	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
March 31, 2014
Net Sales:
Customer sales	$7,946	$2,715	$2,471	$-	$13,132
Intercompany sales	57	1,835	643	(2,535)	-
Total Net Sales	$8,003	$4,550	$3,114	$(2,535)	$13,132

Location income	$55	$544	$44	$64	$707

Location assets	$18,337	$11,608	$23,498	$-	$53,443

March 31, 2013
Net Sales:
Customer sales	$7,712	$2,478	$1,237	$-	$11,427
Intercompany sales	56	1,675	2,333	(4,064)	-
Total Net Sales	$7,768	$4,153	$3,570	$(4,064)	$11,427

Location income (loss)	$47	$219	$(398)	$57	$(75)

Location assets	$20,690	$10,870	$23,568	$-	$55,128

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 7.	Stock Options and Equity Compensation Plan

For the three month periods ended March 31, 2014 and 2013, the Company recorded stock-based employee compensation expense of approximately $23,000 and $16,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

No options were granted during the three month periods ended March 31, 2014 and 2013.

As of March 31, 2014, there was approximately $343,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.9 years.

As most options issued under the Plan are Incentive Stock Options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 8.	Inventories

A summary of inventories is as follows:

(In thousands)	March 31,	December 31,
	2014	2013
Raw materials	$14,020	$12,852
Work in progress	1,917	1,866
Finished goods	3,720	5,306
Supplies	1,032	1,034
Total Inventories	20,689	21,058
Inventory reserve	(286)	(305)
Net Inventories	$20,403	$20,753
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

Foreign Currency Forward Contracts

We manage the risk of changes in foreign currency exchange rates, primarily at our Asian operation, through the use of foreign currency contracts.  Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We report the fair value of the derivatives on our condensed consolidated balance sheets and changes in the fair value are recognized in earnings in the period of the change.

At March 31, 2014 and 2013, we marked these contracts to market, recording a net gain of approximately $9,000 and $21,000, respectively, as a component of our year to date net income (loss) and as a current asset on the condensed consolidated balance sheets.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, in thousands:

Asset Derivatives
Derivative Instrument	Location	March 31, 2014	December 31, 2013
Foreign Currency Exchange Contracts	Other Current Assets	$9	$-

Liability Derivatives
Derivative Instrument	Location	March 31, 2014	December 31, 2013
Foreign Currency Exchange Contracts	Accrued Expenses	$-	$14

The following table summarizes, in thousands, the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the quarters ended March 31, 2014 and 2013:

	Location of Gain	Amount of Gain Recognized in Operations
Derivative	on Derivative	Three Months Ended March 31,
Instrument	Instrument	2014	2013
Foreign Currency Exchange Contracts	Gain on foreign currency exchange rate	$9	$21
14

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Following are our results for the three month periods ended March 31, 2014 and 2013.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended March 31,
	2014	2013
NET SALES	$13,132	$11,427
Cost of sales	10,980	9,933
GROSS MARGIN	2,152	1,494
Technical services and research and development	46	153
Selling, general and administrative expenses	1,113	1,278
Loss on disposal of assets	-	10
OPERATING INCOME	993	53
OTHER INCOME (EXPENSE):
Interest expense, net	(95)	(84)
Loss on foreign currency exchange rate	(4)	(87)
Other, net	5	12
INCOME (LOSS) BEFORE INCOME TAX	899	(106)
Income tax expense/(benefit)	192	(31)
NET INCOME (LOSS)	$707	$(75)

Earnings per common share:
Basic	$0.23	$(0.03)
Diluted	$0.21	$(0.03)
15

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales for the quarter ended March 31, 2014 increased approximately $1,705,000 or 15% as compared to the first quarter 2013 primarily due to an increase in volume.  This compares to a decrease of approximately $1,381,000 or 11% during the first quarter 2013 consisting of a decrease in volume and selling price of 10% and 1%, respectively.

Following is a summary of our consolidated products sales for the three month periods ended March 31, 2014 and 2013 (in thousands).

	(Unaudited)
	Three Months Ended March 31,
Product	2014		2013		Variance
ALUPREM	$4,376	33%	$3,887	34%	$489	13%
HITOX	3,696	28%	4,039	35%	(343)	-8%
BARTEX/BARYPREM	2,263	17%	1,885	17%	378	20%
HALTEX/OPTILOAD	883	7%	847	7%	36	4%
TIOPREM	351	3%	580	5%	(229)	-39%
SYNTHETIC RUTILE	1,365	10%	-	0%	1,365	100%
OTHER	198	2%	189	2%	9	5%
Total	$13,132	100%	$11,427	100%	$1,705	15%

ALUPREM sales increased 13% during the first quarter of 2014 primarily due to an increase in volume, selling price and the positive impact of the foreign currency fluctuations of approximately 9%, 2% and 2%, respectively.  This compares to an increase of 1% during the first three months of 2013, which was primarily due to an increase in volume for European sales, which was partially offset by a decrease in European selling price and a decrease in volume of U.S. ALUPREM sales resulting in an overall increase in volume of 10% and a decrease in selling price of 9%.

HITOX sales decreased 8% for the three month period ended March 31, 2014, primarily related to a decrease in selling price of approximately 10%, which was partially offset by an increase in volume of 2%.  This compares to a decrease in HITOX sales of 25% during the three month period ended March 31, 2013, which was primarily related to a worldwide decrease in volume.

BARTEX/BARYPREM sales increased approximately 20% during the first three months of 2014 primarily due to an increase in volume and the positive impact of the foreign currency fluctuations of approximately 20% and 1%, respectively, which was partially offset by a decrease in selling price of 1%.  During the first quarter of 2013, BARTEX/BARYPREM sales increased approximately 8%, primarily due to an increase in selling price of 9% which was partially offset by a decrease in volume of 1%.

HALTEX/OPTILOAD sales increased 4% during the first three months of 2014, primarily due to an increase in volume of approximately 7%, which was partially offset by the mix of products sold resulting in a lower selling price of 3%.  For the first three months of 2013, HALTEX and OPTILOAD sales decreased approximately 4%, primarily due to the mix of products sold resulting in a lower selling price of 4%.

TIOPREM sales decreased 39% during the three month period ended March 31, 2014, primarily due to a decrease in volume, selling price and the negative impact of the foreign currency fluctuations of approximately 33%, 5% and 1%, respectively.  For the quarter ended March 31, 2013, TIOPREM sales increased 73% primarily due to an increase in volume and selling price of 61% and 12%, respectively.

Synthetic Rutile (“SR”) sales represented 10% of the overall sales for the three month period ended March 31, 2014; whereas, during the first quarter of 2013, we did not sell any SR to third parties as a result of weak market conditions.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Our U.S. operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our U.S. operation for the three month periods ended March 31, 2014 and 2013 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2014		2013		Variance
ALUPREM	$2,467	31%	$2,189	28%	$278	13%
HITOX	2,304	29%	2,600	34%	(296)	-11%
BARTEX	1,776	23%	1,479	19%	297	20%
HALTEX / OPTILOAD	883	11%	847	11%	36	4%
TIOPREM	326	4%	439	6%	(113)	-26%
OTHER	190	2%	158	2%	32	20%
Total	$7,946	100%	$7,712	100%	$234	3%

ALUPREM sales volume increased 13% during the first quarter 2014, as compared to a decrease in volume of 10% for the same three month period of 2013.  The year to year variance is primarily due to the purchasing pattern of a significant customer.

HITOX sales decreased 11% for the three month period ended March 31, 2014, primarily due to a decrease in volume and selling price of 6% and 5%, respectively.  HITOX sales volume continues to be affected by a weakness in the broader market for TiO2 products as both producers and consumers take corrective action to align production and inventory levels to meet the current demand for TiO2 products.  It is estimated that this decline in volume will continue at least into the second quarter of 2015.  During the first quarter 2013, HITOX sales decreased 23%, primarily due to a decrease in volume and selling price of 22% and 1%, respectively.

BARTEX sales increased 20% for the three month period ended March 31, 2014, primarily due to an increase in volume of 22%, which was partially offset by a decrease in selling price of 2%.  During the first quarter of 2013, sales increased approximately 3%, primarily due to an increase in selling price of 10%, which was partially offset by a decrease in volume of 7%.

TIOPREM sales decreased 26% during the first quarter of 2014 primarily due to a decrease in volume and selling price of 19% and 7%, respectively.  During the first quarter of 2013, TIOPREM sales increased approximately 108% primarily due to an increase in volume and selling price of 93% and 15%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operations

Our subsidiary in the Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our U.S. operation for distribution to our U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s ALUPREM and HITOX sales (in thousands) for the three month periods ended March 31, 2014 and 2013 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2014		2013		Variance
ALUPREM	$1,909	70%	$1,698	69%	$211	12%
BARYPREM	487	18%	406	16%	81	20%
HITOX	299	11%	350	14%	(51)	-15%
TIOPREM	20	1%	24	1%	(4)	-17%
Total	$2,715	100%	$2,478	100%	$237	10%

ALUPREM sales in Europe increased 12% during the first three months of 2014, primarily due to an increase in volume, selling price and the positive impact of the foreign currency fluctuations of approximately 7%, 2% and 3%, respectively.  This compares to an increase of 18% during the first three months of 2013 primarily due to an increase in volume of approximately 43% as market conditions appear to have stabilized.  This increase in volume was partially offset by a decrease in selling price of approximately 26% and the positive impact of the foreign currency fluctuations of 1%.

BARYPREM sales in Europe increased approximately 20% during the three month period ended March 31, 2014, primarily due to an increase in volume, selling price and the positive impact of the foreign currency fluctuations of approximately 11%, 5% and 4%, respectively.  This compares to an increase of approximately 34% during the three month period ended March 31, 2013, primarily related to the product gaining greater market acceptance with new and existing customers resulting in an increase in volume of 30% and an increase in selling price of 4%.

HITOX sales in Europe decreased approximately 15% during the three month period ended March 31, 2014, primarily related to a decrease in volume and selling price of 9% and 10% respectively, which was partially offset by the positive impact of the foreign currency fluctuations of 4%.  During the first quarter of 2013, HITOX sales decreased approximately 20% primarily related to a decrease in volume of 24% which was partially offset by an increase in the selling price of 4%.

TIOPREM sales decreased approximately 17% during the first quarter of 2014, primarily due to a decrease in volume of 20%, which was partially offset by the positive impact of the foreign currency fluctuations of approximately 3%.  This compares to an increase of 85% for the same three month period of 2013 primarily due to an increase in volume of 64% and an increase in selling price of 21%

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our U.S. operation and TPT.  The following table represents TMM’s sales (in thousands) for the three month periods ended March 31, 2014 and 2013 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2014		2013		Variance
HITOX	$1,093	45%	$1,089	88%	$4	0%
TIOPREM	5	<1%	117	10%	(112)	-96%
SYNTHETIC RUTILE	1,365	55%	-	0%	1,365	100%
OTHER	8	<1%	31	2%	(23)	-74%
Total	$2,471	100%	$1,237	100%	$1,234	100%

HITOX sales in Asia remained flat during the three month period ended March 31, 2014, primarily due to the increase in volume of approximately 20% being offset by a decrease in selling price of approximately 13% and the negative impact of the foreign currency fluctuations of approximately 7%.  For the first three months of 2013, sales in Asia decreased 29% primarily due to a decrease in volume.

TIOPREM sales during the first quarter of 2014 decreased 96% of which approximately 89% in volume and approximately 7% resulting from the negative impact of the foreign currency fluctuations.  During the first quarter of 2013, TIOPREM sales increased 4% primarily related to an increase in selling price.

SR sales represented 55% of TMM’s sales for the three month period ended March 31, 2014; whereas, during the first quarter of 2013, TMM did not sell any SR to third parties as a result of weak market conditions.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three month periods ended March 31, 2014 and 2013, in thousands.

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
NET SALES	$13,132	$11,427
Cost of sales	10,980	9,933
GROSS MARGIN	$2,152	$1,494
GROSS MARGIN %	16%	13%

For the three month period ended March 31, 2014, gross margin increased approximately 3% from 13% in 2013 to 16% in 2014 primarily due to the timing of the plant shutdown at TMM which reduced the first quarter of 2013 gross margin by approximately 5%.  This compares to a decrease in the gross margin of approximately 12% for the first quarter of 2013 primarily due to the timing of the plant shutdown at TMM.  TMM’s SR plant was idle for the entire first quarter of 2013 to perform necessary maintenance and plant upgrades.  The unabsorbed costs associated with the plant shutdown reduced the gross margin by approximately 5%.  Further impacting the gross margin for the first quarter of 2013 was an increase in the cost raw materials of approximately 6%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expenses decreased approximately 13% for the three month period ended March 31, 2014 primarily due to a decrease in staff and salaries of approximately 15%; as compared to an increase of approximately 10% during the same quarter of 2013 primarily due to an increase in salaries.

Interest Expense:  Net interest expense increased $11,000 in the first quarter of 2014, primarily due to an increase in long-term debt related to improvements to the SR production facility at TMM.  This follows a decrease of approximately $58,000 during the same three month period of 2013, which was primarily due to a decrease in long-term debt.

Income Taxes:  Income taxes consisted of federal and state income tax expense of approximately $47,000 and $2,000, respectively, and foreign tax expense of approximately $143,000 for the three month period ended March 31, 2014, compared to federal and state income tax expense of approximately $40,000 and $2,000, respectively, and foreign tax benefit of approximately $73,000 for the same three month period in 2013.  Taxes are based on an estimated annualized consolidated effective rate of 21.4% for the year ended December 31, 2014.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of March 31, 2014 and December 31, 2013, in thousands:

	March 31,
	2014	December 31,
	(Unaudited)	2013
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at March 31, 2014, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$806	$911
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at March 31, 2014, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€251)	345	351
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at March 31, 2014, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€276)	380	386
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at March 31, 2014, due July 31, 2015, secured by TPT's assets. (€46)	63	80
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at March 31, 2014, due July 5, 2014, secured by TPT's assets. (€43)	59	139
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at March 31, 2014, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 2,333)	715	801
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 5.2% at March 31, 2014, due October 25, 2018, secured by TMM's property, plant and equipment. (RM 5,000)	1,532	1,290
Total	3,900	3,958
Less current maturities	956	1,040
Total long-term debt - financial institutions	$2,944	$2,918
21

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement, as amended, (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which extended the maturity date from October 15, 2013 to October 15, 2014 and reduced the minimum interest rate floor from 5.5% to 4.5%.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a defined borrowing base, which is based on the Company’s eligible accounts receivable and inventory.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At March 31, 2014, no funds were outstanding on the Line.

On January 14, 2014, the Company entered into the third amendment (the "Amendment") with the Lender.  Under the terms of the amendment, the Company is required ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ending April 30, 2014, six month period ending June 30, 2014, nine month period ending September 30, 2014, and twelve month period ending December 31, 2014. Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the loan agreement.  Therefore, compliance was not evaluated at the end of the quarter ended March 31, 2014.

European Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.531%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2014, TPT had utilized €633,000 ($872,000) of its short-term credit facility.

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

Asian Operations

On May 21, 2013, TMM amended its banking facility with HSBC to extend the maturity date from April 30, 2013 to April 30, 2014.  TMM is currently negotiating an extension to the banking facility with HSBC.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($153,000, $1,979,000 and $1,531,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB to extend the maturity date from March 5, 2013 to March 24, 2014.  TMM is currently negotiating an extension to the banking facility with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($306,000, $2,848,000, $367,000 and $7,657,000, respectively).  At March 31, 2014, the outstanding balance on the foreign exchange contract was RM 1,818,000 ($557,000) at a current interest rate of 2.20%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2014, the outstanding balance on the ECR facilities was RM 6,889,000 ($2,110,000) at a current interest rate of 4.9%.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents decreased $339,000 from December 31, 2013 to March 31, 2014 as compared to a decrease of $541,000 from December 31, 2012 to March 31, 2013, in thousands.

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in)
Operating activities	$1,974	$(1,955)
Investing activities	(449)	(1,222)
Financing activities	(1,885)	2,710
Effect of exchange rate fluctuations	21	(74)
Net decrease in cash and cash equivalents	$(339)	$(541)

Operating Activities

Operating activities provided cash of $1,974,000 during the first three months of 2014 as compared to cash used by operating activities of $1,955,000 during the first three months of 2013.  Following are the major changes in working capital affecting cash provided by operating activities for the three month periods ended March 31, 2014 and 2013:

  Accounts Receivable:  Accounts receivable increased $1,346,000 during the first three months of 2014.  The increase is primarily due to stronger sales in the first quarter of 2014 as compared to the fourth quarter of 2013.  Accounts receivable increased $1,580,000 and $428,000 at the U.S. operation and TPT, respectively, and decreased $662,000 at TMM.  During the first quarter of 2013, accounts receivable increased $1,390,000 during the first three months of 2013.  The increase is primarily due to stronger sales in the first quarter of 2013 as compared to the fourth quarter of 2012.  Accounts receivable increased $659,000, $384,000 and $347,000 at the U.S. operation, TPT and TMM, respectively.
  Inventories: Inventories decreased $403,000 during the three month period ended March 31, 2014 primarily due to a decrease in finished goods.  The reduction in the U.S. operation’s finished goods and work in progress was partially offset by an increase in raw materials resulting in an overall decrease of $517,000.  Inventory at TPT decreased $121,000.  The increase in TMM’s raw materials and work in progress was partially offset by a decrease in finished goods resulting in a net increase of $235,000.  For the same three month period of 2013, inventories increased $278,000 during the three month period ended March 31, 2013 primarily due to an increase in raw materials at TMM.  Inventory at TMM increased $737,000.  A decrease in the raw materials and work in progress inventory at the U.S. operation was partially offset by an increase in finished goods resulting in net decrease of $303,000.  Inventory at TPT decreased $156,000.
  Other Current Assets:  Other current assets increased $509,000 during the first quarter 2014, primarily due to an increase at TPT of $388,000 related to the timing of various prepaid employer tax payments.  TMM’s increased $147,000, primarily due to the timing of insurance and an increase in deposits on equipment.  The U.S. operation’s other assets decreased $26,000.  Other current assets decreased $392,000 during the first quarter of 2013 primarily due to a decrease in deposits paid by TMM resulting in a decrease of $653,000 and a decrease at the U.S. operation of $67,000.  TPT’s other current assets increased approximately $328,000 primarily relating to insurance.
  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $1,373,000 during the first three months of 2014 primarily related to the timing of payments.  Accounts payable and accrued expenses increased $975,000 at TMM, primarily related to the costs associated with the SR production.  Accounts payable and accrued expenses increased $253,000 at TPT and $145,000 at the U.S. operation.  Trade accounts payable and accrued expenses decreased $1,226,000 during the first three months of 2013 primarily related to the timing of payments.  Accounts payable and accrued expenses decreased $784,000 at the U.S. operation and $847,000 at TMM.  Accounts payable and accrued expenses increased $405,000 at TPT.
23

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $449,000 in investing activities during the first three months of 2014 primarily for the purchase of fixed assets as compared to $1,222,000 during the same period 2013.  Net investments for the three month periods ended March 31, 2014 and 2013 are as follows:

  U.S. Operations:  We invested approximately $93,000 and $374,000 in 2014 and 2013, respectively, primarily related to production equipment.
  European Operations:  We invested approximately $234,000 and $207,000 in 2014 and 2013, respectively, for new equipment to increase the production capacity of ALUPREM.
  Asian Operations:  We invested approximately $122,000 and $641,000 in 2014 and 2013, respectively, for new equipment primarily related to improved efficiency and yield of SR production.

Financing Activities

Financing activities used cash of $1,885,000 during the three month period ended March 31, 2014 as compared to cash provided by financing activities of $2,710,000 during the three month period ended March 31, 2013.  Significant factors relating to financing activities for the three month periods ended March 31, 2014 and 2013 are as follows:

  Lines of Credit:

·       U.S. Operations:  Borrowings on our U.S. line of credit were not utilized by the Company during either of the three month periods ended March 31, 2014 or 2013.

·       European Operations:  Borrowings on TPT’s line of credit decreased approximately $207,000 and $1,000 for the three month periods ended March 31, 2014 and 2013, respectively.

·       Asian Operations:  Borrowings on TMM’s line of credit increased $155,000 and $2,096,000 for the three month periods ended March 31, 2014 and 2013, respectively.

  Export Credit Refinancing Facility (“ECR”):  TMM’s borrowings on the ECR decreased $1,771,000 for the three month period ended March 31, 2014 as compared to an increase of $557,000 for the three month period ended March 31, 2013.
  Capital Leases:  Capital leases for TPT decreased $5,000 and $16,000 during the three month periods ended March 31, 2014 and 2013, respectively.  The U.S. operation’s capital leases decreased $2,000 during the three month period ended March 31, 2013.
  Long-term Debt:

·       U.S. Operations:  Our U.S. long-term debt decreased $104,000 and $97,000 for the three month periods ended March 31, 2014 and 2013, respectively.

·       European Operations:  TPT’s long-term debt decreased $111,000 and $103,000 for the three month periods ended March 31, 2014 and 2013, respectively.

·       Asian Operations:  TMM’s long-term debt increased $147,000 and $276,000 for the three month periods ended March 31, 2014 and 2013, respectively.

  Proceeds from the Issuance of Common Stock:  During the first quarter of 2014, we received $11,000 related to the exercise of stock options.  No proceeds were received from the issuance of common stock during the first three months of 2013.
24

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2013 Annual Report on Form 10-K except as noted above.

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

25

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 5, 2014	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	May 5, 2014	BARBARA RUSSELL Barbara Russell Chief Financial Officer
26