Form 10-Q
period 2014-06-30
TOR MINERALS INTERNATIONAL INC
filed 2014-07-29
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 OR
		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission file number 0-17321 TOR MINERALS INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)			74-2081929 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of July 29, 2014 3,014,022

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Income -- Three and six months ended June 30, 2014 and 2013	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three and six months ended June 30, 2014 and 2013	4
	Condensed Consolidated Balance Sheets -- June 30, 2014 and December 31, 2013	5
	Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2014 and 2013	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	27

Part II - Other Information

Item 6.	Exhibits	28

Signatures		28

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

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET SALES	$12,392	$10,732	$25,524	$22,159
Cost of sales	10,885	9,020	21,865	18,953
GROSS MARGIN	1,507	1,712	3,659	3,206
Technical services and research and development	54	171	100	324
Selling, general and administrative expenses	1,114	1,247	2,227	2,525
Loss on disposal of assets	-	-	-	10
OPERATING INCOME	339	294	1,332	347
OTHER INCOME (EXPENSE):
Interest expense, net	(95)	(99)	(190)	(183)
Gain (Loss) on foreign currency exchange rate	(57)	20	(61)	(67)
Other, net	-	-	5	12
Total Other Expense	(152)	(79)	(246)	(238)
INCOME BEFORE INCOME TAX	187	215	1,086	109
Income tax expense	34	65	226	34
NET INCOME	$153	$150	$860	$75

Earnings per common share:
Basic	$0.05	$0.05	$0.29	$0.03
Diluted	$0.04	$0.04	$0.25	$0.02
Weighted average common shares outstanding:
Basic	3,014	2,998	3,014	2,992
Diluted	3,402	3,404	3,407	3,196

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$153	$150	$860	$75
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gains (losses)	207	(277)	292	(686)
Other comprehensive gain (loss), net of tax	207	(277)	292	(686)
COMPREHENSIVE INCOME (LOSS)	$360	$(127)	$1,152	$(611)

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,825	$2,920
Trade accounts receivable, net	6,330	4,526
Inventories, net	18,071	20,753
Other current assets	1,310	596
Total current assets	29,536	28,795
PROPERTY, PLANT AND EQUIPMENT, net	23,141	23,799
OTHER ASSETS	23	23
Total Assets	$52,700	$52,617

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,117	$3,279
Accrued expenses	1,634	1,397
Notes payable under lines of credit	715	1,477
Export credit refinancing facility	3,478	3,866
Current deferred tax liability	17	66
Current maturities - capital leases	3	12
Current maturities of long-term debt – financial institutions	1,197	1,040
Total current liabilities	10,161	11,137
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	2,373	2,918
DEFERRED TAX LIABILITY	406	18
Total liabilities	12,940	14,073
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,014 shares issued and outstanding at June 30, 2014 and 3,012 shares issued and outstanding at December 31, 2013	3,767	3,765
Additional paid-in capital	29,444	29,365
Retained earnings	2,513	1,653
Accumulated other comprehensive income:
Cumulative translation adjustment	4,053	3,761
Total shareholders' equity	39,777	38,544
Total Liabilities and Shareholders' Equity	$52,717	$52,617

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$860	$75
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,701	1,533
Loss on disposal of assets	-	10
Share-based compensation	70	62
Deferred income tax expense (benefit)	319	(71)
Change in inventory reserve	(170)	(15)
Provision for bad debts	(7)	-
Changes in working capital:
Trade accounts receivables	(1,777)	(1,419)
Inventories	3,107	(3,478)
Other current assets	(713)	356
Accounts payable and accrued expenses	45	881
Net cash provided by (used in) operating activities	3,435	(2,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(901)	(2,580)
Proceeds from sales of property, plant and equipment	-	2
Net cash used in investing activities	(901)	(2,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from lines of credit	(766)	1,337
Net (payments on) proceeds from export credit refinancing facility	(468)	1,492
Payments on capital leases	(9)	(24)
Proceeds from long-term bank debt	236	276
Payments on long-term bank debt	(663)	(503)
Proceeds from the issuance of common stock and exercise of common stock options	11	267
Net cash (used in) provided by financing activities	(1,659)	2,845
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	30	(109)
Net increase (decrease) in cash and cash equivalents	905	(1,908)
Cash and cash equivalents at beginning of period	2,920	2,799
Cash and cash equivalents at end of period	$3,825	$891

Supplemental cash flow disclosures:
Interest paid	$191	$157
Income taxes paid	$70	$240

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, BV (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, in our Annual Report on Form 10-K filed with the SEC on March 10, 2014.  Operating results for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results for the year ending December 31, 2014.

Income Taxes

The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal and state income tax expense of approximately $11,000 and $2,000, respectively, and foreign tax expense of approximately $21,000 for the three month period ended June 30, 2014, as compared to a federal tax benefit of approximately $24,000 and state income tax expense of approximately $2,000, respectively, and foreign tax expense of approximately $87,000 for the same three month period in 2013.

For the six month period ended June 30, 2014, income taxes consisted of federal and state income tax expense of approximately $58,000 and $4,000, respectively, and foreign tax expense of approximately $164,000, as compared to federal and state income tax expense of approximately $16,000 and $4,000, respectively, and foreign tax expense of approximately $14,000 for the same six month period in 2013.  Taxes are based on an estimated annualized consolidated effective rate of 20.8% for the year ended December 31, 2014.

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

As of January 1, 2014, we did not have any unrecognized tax benefits and there was no change during the six month period ended June 30, 2014.  In addition, we did not recognize any interest and penalties in our condensed consolidated financial statements during the three and six month periods ended June 30, 2014.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of June 30, 2014 and December 31, 2013, in thousands:

	June 30,
	2014	December 31,
	(Unaudited)	2013
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at June 30, 2014, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$701	$911
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at June 30, 2014, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€246)	337	351
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at June 30, 2014, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€271)	371	386
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at June 30, 2014, due July 31, 2015, secured by TPT's assets. (€33)	46	80
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at June 30, 2014. Paid off June 30, 2014.	-	139
Malaysian Ringgit term note payable to a Malaysian bank, with a fixed interest rate of 5.2% at June 30, 2014, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 2,042)	636	801
Malaysian Ringgit term note payable to a Malaysian bank, with a fixed interest rate of 5.2% at June 30, 2014, due October 25, 2018, secured by TMM's property, plant and equipment. (RM 4,750)	1,479	1,290
Total	3,570	3,958
Less current maturities	1,197	1,040
Total long-term debt - financial institutions	$2,373	$2,918

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement, as amended, (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which extended the maturity date from October 15, 2013 to October 15, 2014 and reduced the minimum interest rate floor from 5.5% to 4.5%.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a defined borrowing base, which is based on the Company’s eligible accounts receivable and inventory.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At June 30, 2014, no funds were outstanding on the Line.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On January 14, 2014, the Company entered into the third amendment (the “Amendment”) with the Lender.  Under the terms of the Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ending June 30, 2014, nine month period ending September 30, 2014, and twelve month period ending December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement.  For the six month period ended June 30, 2014, the ratio of cash flow to debt service was 2.76 to 1.0.

European Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.452%), is secured by TPT’s accounts receivable and inventory.  At June 30, 2014, TPT had utilized €363,000 ($497,000) of its short-term Credit Facility.

TPT’s loan agreements covering both the Credit Facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of Rabobank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in The Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case Rabobank could foreclose on the assets of TPT.

Asian Operations

On May 21, 2013, our subsidiary, TMM, amended its banking facility with HSBC Bank of Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2013 to April 30, 2014.  TMM is currently negotiating an extension to the banking facility with HSBC.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($156,000, $2,012,000 and $1,557,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 5, 2013 to March 24, 2014.  TMM is currently negotiating an extension to the banking facility with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($311,000, $2,896,000, $374,000 and $7,785,000, respectively).  At June 30, 2014, the outstanding balance on the foreign exchange contract was RM 700,000 ($218,000) at a current interest rate of 2.20%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2014, the outstanding balance on the ECR facilities was RM 11,169,000 ($3,478,000) at a current interest rate of 4.9%.

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

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of June 30, 2014 and December 31, 2013, in thousands.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at June 30, 2014 or at December 31, 2013.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset
June 30, 2014
Currency forward contracts	$14	$-	$14	$-
Liability
December 31, 2013
Currency forward contracts	$(14)	$-	$(14)	$-

Our foreign currency derivative financial instruments mitigate foreign currency exchange risks and include forward contracts.  The forward contracts are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income as part of the gain or loss on foreign currency exchange rate included under “Other Expense” on the Company’s condensed consolidated statements of income.  The fair value of the currency forward contracts is determined using Level 2 inputs based on the currency rate in effect at the end of the reporting period.

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

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,570	$3,356	$3,958	$3,697

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

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of approximately €38,360 ($52,500), is included in the condensed consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at June 30, 2014 was approximately €35,166 ($48,000).  The capital lease is in the amount of €41,256 ($56,500) including interest of €2,896 ($4,000) (implicit interest rate 4.786%).  The lease term is 36 months with equal monthly installments of €1,146 ($1,570).  The net present value of the lease at June 30, 2014 was €2,280 ($3,100).

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net Income	$153	$150	$860	$75
Numerator for basic earnings per share - income available to common shareholders	153	150	860	75
Effect of dilutive securities:
Numerator for diluted earnings per share - income available to common shareholders after assumed conversions	$153	$150	$860	$75

Denominator:
Denominator for basic earnings per share - weighted-average shares	3,014	2,998	3,014	2,992
Effect of dilutive securities:
Employee stock options	(5)	(1)	-	-
Warrants	393	407	393	204
Dilutive potential common shares	388	406	393	204
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	3,402	3,404	3,407	3,196
Basic earnings per common share	$0.05	$0.05	$0.29	$0.03
Diluted earnings per common share	$0.04	$0.04	$0.25	$0.02

For the three and six month periods ended June 30, 2014 and 2013, approximately 106,000 and 65,000, respectively, of shares issuable upon exercise of employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
June 30, 2014
Net Sales:
Customer sales	$8,451	$3,092	$849	$-	$12,392
Intercompany sales	-	2,133	3,241	(5,374)	-
Total Net Sales	$8,451	$5,225	$4,090	$(5,374)	$12,392

Location income (loss)	$(8)	$603	$(473)	$31	$153

June 30, 2013
Net Sales:
Customer sales	$7,872	$1,698	$1,162	$-	$10,732
Intercompany sales	-	1,647	3,306	(4,953)	-
Total Net Sales	$7,872	$3,345	$4,468	$(4,953)	$10,732

Location income (loss)	$(19)	$46	$205	$(82)	$150
As of and for the six months ended:
June 30, 2014
Net Sales:
Customer sales	$16,397	$5,807	$3,320	$-	$25,524
Intercompany sales	57	3,968	3,884	(7,909)	-
Total Net Sales	$16,454	$9,775	$7,204	$(7,909)	$25,524

Location income (loss)	$46	$1,147	$(429)	$96	$860

Location assets	$21,020	$11,500	$20,180	$-	$52,700

June 30, 2013
Net Sales:
Customer sales	$15,584	$4,176	$2,399	$-	$22,159
Intercompany sales	56	3,322	5,639	(9,017)	-
Total Net Sales	$15,640	$7,498	$8,038	$(9,017)	$22,159

Location income (loss)	$29	$265	$(193)	$(26)	$75

Location assets	$22,655	$10,747	$23,901	$-	$57,303

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

For the three and six month periods ended June 30, 2014, the Company recorded stock-based employee compensation expense of $47,000 and $70,000, respectively.  For the three and six month periods ended June 30, 2013, the Company recorded stock-based employee compensation expense of $46,000 and $62,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying consolidated statements of income.

The Company granted 20,500 options during each of the six month periods ended June 30, 2014 and 2013.

As of June 30, 2014, there was approximately $432,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 3.18 years.

As most options issued under the Company’s 2000 Incentive Plan are incentive stock options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 8.	Inventories

Following is a summary of inventory at June 30, 2014 and December 31, 2013, in thousands:

	June 30,	December 31,
	2014	2013
Raw materials	$12,075	$12,852
Work in progress	1,665	1,866
Finished goods	3,385	5,306
Supplies	1,082	1,034
Total Inventories	18,207	21,058
Inventory reserve	(136)	(305)
Net Inventories	$18,071	$20,753

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Derivatives and Other Financial Instruments

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

At June 30, 2014, we marked these contracts to market, recording $14,000 as a current asset on the condensed consolidated balance sheet.  For the three and six month periods ended June 30, 2014, we recorded a net gain on these contracts of $14,000 and $23,000, respectively, as a component of our net income.  For the three and six month periods ended June 30, 2013, we recorded a net gain on these contracts of $3,000 and $24,000, respectively, as a component of our net income.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, in thousands:

Asset Derivatives
Derivative Instrument	Location	June 30, 2014	December 31, 2013
Foreign Currency Exchange Contracts	Other Current Assets	$14	$-

Liability Derivatives
Derivative Instrument	Location	June 30, 2014	December 31, 2013
Foreign Currency Exchange Contracts	Accrued Expenses	$-	$14

The following table summarizes, in thousands, the impact of the Company’s derivatives on the condensed consolidated financial statements of income for the quarters ended June 30, 2014 and 2013:

	Location of Gain	Amount of Gain Recognized in Operations
Derivative	on Derivative	Three Months Ended June 30,		Six Month Ended June 30,
Instrument	Instrument	2014	2013	2014	2013
Foreign Currency Exchange Contracts	Gain on foreign currency exchange rate	$14	$3	$23	$24

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global producer of high performance, specialty mineral products focused on product innovation and technical support.  Our specialty mineral products, which include flame retardant and smoke suppressant fillers, engineered fillers, and TiO2-color hybrid pigments, are designed for use in plastics, coatings, paints and catalysts applications, as well as a wide range of other industrial applications. With operations in the United States, Europe and Asia, our mission is to bring high value products and superior levels of service to our customers to help ensure their success.

Our U.S. operation, located in Corpus Christi, Texas, is also the global headquarters for the Company.  TPT, our European operation, located in Hattem, Netherlands, and TMM, our Asian operation, located in Ipoh, Malaysia.  Following is a list of our current specialty mineral products and a brief description of the unique characteristics which lend to the high performance of these specialty products.

ALUPREM®

Premium Alumina Trihydrate (ATH) and Boehmite (AMH) products are produced at our European operation and are designed for the most demanding worldwide applications. In-house engineered surface treatment is available for enhance performance benefits.

ALUPREM TB and SR Boehmite alumina products are suitable for a broad range of applications including wire and cable, printed circuit boards, catalysts, high-tech polishing, coatings and pigments. Performance benefits include high temperature flame retardant, improved mechanical properties and scratch resistance, good resin compatibility and high brightness.

ALUPREM XHL is specially designed ATH for “Extra High Loading” to meet more stringent flame retardant and smoke suppressant requirements for sheet molding compound (“SMC”), bulk molding compound (“BMC”), pultrusion and other thermoset composite applications.

ALUPREM TA Bayer and TG ultra-white / translucent grade ATH products are designed for color critical applications like Solid Surface and performance driven uses such as wire and cable.

HITOX®

HITOX (high grade titanium dioxide) is a high quality, cost-effective, beige colored titanium dioxide pigment produced at both our U.S. and Asian operations. In products which require opacity and color, HITOX can reduce the amount of expensive organic and inorganic pigments as well as white TiO2. HITOX is used in a broad range of paint and coatings and plastics applications including architectural, coil backers, powder, container, wood, traffic, paper, primers, adhesive and sealants, roof coatings and PVC.

BARTEX® and BARYPREM®

High whiteness and brightness, chemical inertness and controlled particle sizing are features of BARTEX. Barium Sulfate’s high density is one of the primary reasons it is used as a pigment. Suitable for use in both acid and basic conditions, BARTEX gives weight and body to products ranging from powder coatings to rubber products and plastics. BARTEX is also used as an extender pigment in top coats and primers.

OPTILOAD®

OPTILOAD ATH is specially developed for “Optimum Loading”, offering a halogen-free solution for passing the most stringent flame retardant and smoke suppressant requirements. With increasing legislative concerns over smoke and toxicity associated with older halogenated systems, interest in re-formulation with OPTILOAD is growing.  Produced at our U.S. operation, the low viscosity OPTILOAD series offers high performance in a wide range of thermoset composite applications including SMC, BMC, pultrusion, resin infusion and spray-up / hand lay-up.

HALTEX®

HALTEX ATH is an economical, non-toxic, flame retardant and smoke suppressant filler produced at our U.S. operation for supply to the North American market. HALTEX features tightly controlled particle sizing to meet specific application performance requirements. Quality is suitable for a broad range of uses including electrical components, SMC, BMC, adhesives and sealants, roof coatings, foam insulation and rubber mining belts.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

TIOPREM®

TIOPREM is a high performance TiO2 colored hybrid pigment produced at both the U.S. and Asian operations. TIOPREM offers excellent heat stability making it suitable for use in high temperature resins and coatings. Typical applications are plastic master batch, color concentrates and liquid color. TIOPREM exhibits good opacity and is cost-effective in formulation, partially replacing more expensive heat stable pigments as well as white Titanium Dioxide.

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

Following are our results for the three and six month periods ended June 30, 2014 and 2013.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET SALES	$12,392	$10,732	$25,524	$22,159
Cost of sales	10,885	9,020	21,865	18,953
GROSS MARGIN	1,507	1,712	3,659	3,206
Technical services and research and development	54	171	100	324
Selling, general and administrative expenses	1,114	1,247	2,227	2,525
Loss on disposal of assets	-	-	-	10
OPERATING INCOME	339	294	1,332	347
OTHER INCOME (EXPENSE):
Interest expense, net	(95)	(99)	(190)	(183)
Gain (Loss) on foreign currency exchange rate	(57)	20	(61)	(67)
Other, net	-	-	5	12
INCOME BEFORE INCOME TAX	187	215	1,086	109
Income tax expense	34	65	226	34
NET INCOME	$153	$150	$860	$75

Earnings per common share:
Basic	$0.05	$0.05	$0.29	$0.03
Diluted	$0.04	$0.04	$0.25	$0.02

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales:  Consolidated net sales increased approximately 15% or $1,660,000 and 15% or $3,365,000 for the three and six month periods ended June 30, 2014, respectively.  The growth in sales for both the three and six month periods of 2014 is primarily related to an increase in volume of our specialty mineral products, ALUPREM and BARTEX.

Following is a summary of our consolidated products sales for the three and six month periods ended June 30, 2014 and 2013 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2014		2013		Variance		2014		2013		Variance
ALUPREM	$5,369	43%	$3,137	29%	$2,232	71%	$9,745	38%	$7,024	32%	$2,721	39%
HITOX	3,448	28%	3,797	36%	(349)	-9%	7,144	28%	7,836	35%	(692)	-9%
BARTEX / BARYPREM	2,383	19%	2,160	20%	223	10%	4,646	18%	4,045	18%	601	15%
HALTEX / OPTILOAD	858	7%	903	8%	(45)	-5%	1,741	7%	1,750	8%	(9)	-1%
TIOPREM	150	1%	567	5%	(417)	-74%	501	2%	1,147	5%	(646)	-56%
SYNTHETIC RUTILE	-	0%	-	0%	-	100%	1,365	5%	-	0%	1,365
OTHER	184	2%	168	2%	16	10%	382	2%	357	2%	25	7%
Total	$12,392	100%	$10,732	100%	$1,660	15%	$25,524	100%	$22,159	100%	$3,365	15%

ALUPREM sales increased 71% for the three month period ended June 30, 2014 and 39% for the six month period ended June 30, 2014, primarily related to an increase in volume from a large U.S. and European customer.

HITOX sales decreased 9% for both the three and six month periods ended June 30, 2014, primarily due to the weakness in the global TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.  For the second quarter of 2014, volume and selling price decreased approximately 3% and 6%, respectively, and for the six month period ended June 30, 2014, volume decreased only slightly; however, the selling price decreased approximately 7% and the impact of the change in foreign currency reduced HITOX year to date sales approximately 3%.

BARTEX/BARYPREM sales increased 10% and 15% during the three and six month periods ended June 30, 2014, respectively.  For the three and six month periods, volume increased approximately 9% and 14%, respectively, and a change in selling price and the impact of the change in foreign currency accounted for an increase during both periods of approximately 1%.

HALTEX/OPTILOAD sales decreased 5% and 1% for the three and six month periods ended June 30, 2014, respectively.  For the quarter ended June 30, 2014, volume decreased approximately 5%.  The year to date decline consisted of an increase in volume of 1% which was partially offset by a change in product mix resulting in a reduction of 2%.

TIOPREM sales decreased 74% and 56% for the three and six month periods ended June 30, 2013, respectively.  Volume decreased 71% during the second quarter of 2014 and the selling price decreased 3%.  For the year to date period, sales volume decreased 53% and the selling price decreased 3%.

Synthetic Rutile (“SR”) represented 5% of our overall sales during the six month period ended June 30, 2014.  Producers of white TiO2 in China have contributed to the weakness in the global TiO2 market.  However, historically, we have not sold SR on a regular basis to third party customers.  Our SR is typically produced for our own internal consumption.  We did not sell SR during the second quarter of 2014 nor was any SR sold during the six month period ended June 30, 2013.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Our U.S. operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our U.S. operation for the three and six month periods ended June 30, 2014 and 2013 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2014		2013		Variance		2014		2013		Variance
ALUPREM	$3,012	36%	$2,055	26%	$957	47%	$5,479	33%	$4,244	27%	$1,235	29%
HITOX	2,352	28%	2,420	31%	(68)	-3%	4,656	28%	5,020	33%	(364)	-7%
BARTEX	1,931	23%	1,803	23%	128	7%	3,707	23%	3,282	21%	425	13%
HALTEX / OPTILOAD	858	10%	903	11%	(45)	-5%	1,741	11%	1,750	11%	(9)	-1%
TIOPREM	120	1%	533	7%	(413)	-77%	446	3%	972	6%	(526)	-54%
OTHER	178	2%	158	2%	20	13%	368	2%	316	2%	52	16%
Total	$8,451	100%	$7,872	100%	$579	7%	$16,397	100%	$15,584	100%	$813	5%

ALUPREM sales in the U.S. increased 47% and 29% for the three and six month periods ended June 30, 2014, respectively.  The increase in U.S. ALUPREM sales for the three and six month periods ended June 30, 2014 is due to an increase in volume of a significant U.S. customer.

HITOX sales decreased 3% for the three month period ended June 30, 2014, due to a decrease in selling price of 3% as compared to the same period of 2013, primarily related to the continued weakening of the TiO2 market which is driving down the global selling price of TiO2 products.  For the six month period ended June 30, 2014, the 7% decrease in HITOX sales was primarily related to a decrease in selling price of 5% and a decrease in volume of 2%.

BARTEX sales increased 7% and 13% the three and six month periods ended June 30, 2014, respectively.  For the second quarter of 2014, an increase in volume of 8% was partially offset by a decrease in selling price of 1%; and for the six month period ended June 30, 2014, the increase in volume of 14% was partially offset by a decrease in selling price of 1%.

TIOPREM sales in the U.S. decreased 77% and 54% during the three and six month periods ended June 30, 2014, respectively.  For the second quarter of 2014, volume decreased 74% and selling price decreased 3%; and for the six month period ended June 30, 2012, volume decreased 50% and selling price decreased sales 4%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operations

Our subsidiary in The Netherlands, TPT, manufactures and sells ALUPREM to third party customers, as well as to our U.S. operation for distribution to U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three and six month periods ended June 30, 2014 and 2013 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2014		2013		Variance		2014		2013		Variance
ALUPREM	$2,357	76%	$1,082	64%	$1,275	118%	$4,266	74%	$2,780	67%	$1,486	53%
BARYPREM	452	15%	357	21%	95	27%	939	16%	763	18%	176	23%
HITOX	253	8%	232	14%	21	9%	552	9%	582	14%	(30)	-5%
TIOPREM	30	1%	27	1%	3	11%	50	1%	51	1%	(1)	-2%
Total	$3,092	100%	$1,698	100%	$1,394	82%	$5,807	100%	$4,176	100%	$1,631	39%

ALUPREM sales in Europe increased 118% for the three month period ended June 30, 2014, primarily due to an increase in volume of 49%, product mix of 58% and the impact of the change in the foreign currency rate of approximately 11%.  For the six month period ended June 30, 2014, ALUPREM sales increased 53% primarily due to an increase in volume of 32%, product mix of 14% and the impact of the change in the foreign currency rate of approximately 7%.  The increase in volume and product mix is primarily related to our continued development of new high performance, specialty mineral products, as well as our focus on product innovation and technical support which has enabled TPT to grow its customer base.

HITOX sales in Europe increased 9% for the second quarter of 2014 primarily due to an increase in volume.  For the six month period ended June 30, 2014, HITOX sales decreased approximately 5%, primarily due to a decrease in selling price of approximately 10% which was partially offset by the impact of the change in the foreign currency rate of approximately 5%.  The European HITOX sales continue to be impacted by the overall weakness in the global TiO2 market.

BARYPREM sales in Europe increased 27% for the three month period ended June 30, 2014, primarily due to an increase in volume, selling price and the impact of the change in the foreign currency rate of approximately 13%, 9% and 5%, respectively.  For the six month period ended June 30, 2014, sales increased 23%, primarily due to an increase in volume, selling price and the impact of the change in the foreign currency rate of approximately 15%, 4% and 4%, respectively.

TIOPREM sales in Europe increased 11% during the second quarter of 2014, primarily due to an increase in volume, selling price and the impact of the change in the foreign currency rate of approximately 4%, 4% and 3%, respectively.  For the six month period ended June 30, 2014, TIOPREM sales decreased approximately 2%, primarily due to a decrease in volume.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third party customers, as well as to our U.S. operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and six month periods ended June 30, 2014 and 2013 to third party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2014		2013		Variance		2014		2013		Variance
HITOX	$843	99%	$1,145	98%	$(302)	-26%	$1,936	58%	$2,234	93%	$(298)	-13%
TIOPREM	-	0%	7	1%	(7)	-100%	5	> 1%	124	5%	(119)	-96%
SYNTHETIC RUTILE	-	0%	-	0%	-	0%	1,365	41%	-	0%	1,365	100%
OTHER	6	1%	10	1%	(4)	-40%	14	1%	41	2%	(27)	-66%
Total	$849	100%	$1,162	100%	$(313)	-27%	$3,320	100%	$2,399	100%	$921	38%

HITOX sales in Asia decreased 26% and 13% for the three and six month periods ended June 30, 2014, respectively.  For the second quarter of 2014, volume and selling price decreased 12% and 14%, respectively.  For the six month period ended June 30, 2013, the 4% increase in volume was offset by a decrease in selling price and the impact of the change in the foreign currency rate of 11% and 6%, respectively.  The HITOX market in Asia continues to decline due to the weakness in the TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.

TIOPREM sales in Asia decreased 100% and 96% during the three and six month periods ended June 30, 2014.  For the second quarter of 2014, TMM did not sell any TIOPREM to third parties.  For the six month period ended June 30, 2014, volume decreased approximately 91% and the impact of the change in the foreign currency rate reduced sales approximately 5%.

Synthetic Rutile (“SR”) represented 41% of TMM’s overall sales during the six month period ended June 30, 2014.  Producers of white TiO2 in China have contributed to the weakness in the global TiO2 market.  However, historically, we have not sold SR on a regular basis to third party customers.  Our SR is typically produced for our own internal consumption.  We did not sell SR during the second quarter of 2014 nor was any SR sold during the six month period ended June 30, 2013.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three and six month periods ended June 30, 2014 and 2013, in thousands.

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET SALES	$12,392	$10,732	$25,524	$22,159
Cost of sales	10,885	9,020	21,865	18,953
GROSS MARGIN	$1,507	$1,712	$3,659	$3,206
GROSS MARGIN %	12%	16%	14%	14%

For the three month period ended June 30, 2014, gross margin decreased approximately 4%.  The primary factors influencing the decrease in gross margin include a decrease of approximately 6% related to the SR plant at TMM being idle the entire second quarter of 2014, which was partially offset by an increase in selling price and the impact of the change in the foreign currency rate of approximately 2%.

For the six month period ended June 30, 2014, the gross margin remained flat at 14%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense decreased approximately 11% during the three month period ended June 30, 2014, primarily related to a decrease in selling expense and salaries of approximately 10% and 7%, respectively, which was partially offset by an increase in various SG&A expenses of 6%.

For the six month period ended June 30, 2014, SG&A expenses decreased approximately 12%, primarily due to a decrease in selling expense and salaries of approximately 6% and 11%, respectively, which was partially offset by an increase in various SG&A expenses of 5%.

Interest Expense:  Net interest expense decreased approximately $4,000 for the second quarter of 2014 and increased approximately $7,000 for the six month period ended June 30, 2014, as compared to the same periods of 2013, primarily due to a decrease in our long and short-term financing at both the U.S. and European operations and an increase at our Asian operation.

Income Taxes:  Income taxes consisted of federal and state income tax expense of approximately $11,000 and $2,000, respectively, and foreign tax expense of approximately $21,000 for the three month period ended June 30, 2014, as compared to a federal tax benefit of approximately $24,000 and state income tax expense of approximately $2,000, respectively, and foreign tax expense of approximately $87,000 for the same three month period in 2013.

For the six month period ended June 30, 2014, income taxes consisted of federal and state income tax expense of approximately $58,000 and $4,000, respectively, and foreign tax expense of approximately $164,000, as compared to federal and state income tax expense of approximately $16,000 and $4,000, respectively, and foreign tax expense of approximately $14,000 for the same six month period in 2013.  Taxes are based on an estimated annualized consolidated effective rate of 20.8% for the year ended December 31, 2014.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of June 30, 2014 and December 31, 2013, in thousands:

	June 30,
	2014	December 31,
	(Unaudited)	2013
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at June 30, 2014, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$701	$911
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at June 30, 2014, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€246)	337	351
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at June 30, 2014, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€271)	371	386
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at June 30, 2014, due July 31, 2015, secured by TPT's assets. (€33)	46	80
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at June 30, 2014. Paid off June 30, 2014.	-	139
Malaysian Ringgit term note payable to a Malaysian bank, with a fixed interest rate of 5.2% at June 30, 2014, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 2,042)	636	801
Malaysian Ringgit term note payable to a Malaysian bank, with a fixed interest rate of 5.2% at June 30, 2014, due October 25, 2018, secured by TMM's property, plant and equipment. (RM 4,750)	1,479	1,290
Total	3,570	3,958
Less current maturities	1,197	1,040
Total long-term debt - financial institutions	$2,373	$2,918

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement, as amended, (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which extended the maturity date from October 15, 2013 to October 15, 2014 and reduced the minimum interest rate floor from 5.5% to 4.5%.  Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a defined borrowing base, which is based on the Company’s eligible accounts receivable and inventory.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At June 30, 2014, no funds were outstanding on the Line.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

On January 14, 2014, the Company entered into the third amendment (the “Amendment”) with the Lender.  Under the terms of the Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ending June 30, 2014, nine month period ending September 30, 2014, and twelve month period ending December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement.  For the six month period ended June 30, 2014, the ratio of cash flow to debt service was 2.76 to 1.0.

European Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.452%), is secured by TPT’s accounts receivable and inventory.  At June 30, 2014, TPT had utilized €363,000 ($497,000) of its short-term Credit Facility.

TPT’s loan agreements covering both the Credit Facility and the term loans include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of Rabobank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in The Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case Rabobank could foreclose on the assets of TPT.

Asian Operations

On May 21, 2013, our subsidiary, TMM, amended its banking facility with HSBC Bank of Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2013 to April 30, 2014.  TMM is currently negotiating an extension to the banking facility with HSBC.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000; (2) an import/export line (“ECR”) of RM 6,460,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($156,000, $2,012,000 and $1,557,000, respectively).

On April 17, 2013, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 5, 2013 to March 24, 2014.  TMM is currently negotiating an extension to the banking facility with RHB.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000; (2) an ECR of RM 9,300,000; (3) a bank guarantee of RM 1,200,000; and (4) a foreign exchange contract limit of RM 25,000,000 ($311,000, $2,896,000, $374,000 and $7,785,000, respectively).  At June 30, 2014, the outstanding balance on the foreign exchange contract was RM 700,000 ($218,000) at a current interest rate of 2.20%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2014, the outstanding balance on the ECR facilities was RM 11,169,000 ($3,478,000) at a current interest rate of 4.9%.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents increased $905,000 for the six months ended June 30, 2014 as compared to a decrease of $1,908,000 for the six months ended June 30, 2013, in thousands.

	(Unaudited)
	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in)
Operating activities	$3,435	$(2,066)
Investing activities	(901)	(2,578)
Financing activities	(1,659)	2,845
Effect of exchange rate fluctuations	30	(109)
Net increase (decrease) in cash and cash equivalents	$905	$(1,908)

Operating Activities

Operating activities provided cash of $3,435,000 in cash during the first six months of 2014 as compared to using cash of $2,066,000 during the same period of 2013.  Following are the major changes in working capital affecting cash used by operating activities for the six month period ended June 30, 2014:

·       Accounts Receivable:  Accounts receivable increased $1,777,000 during the first six months of 2014.  The increase in accounts receivable is primarily due to stronger sales in the second quarter 2014 compared to the fourth quarter of 2013.  Accounts receivable increased $2,030,000 at the U.S. operation and $392,000 at TPT and decreased at TMM $645,000.

·       Inventories: Inventories decreased $3,107,000 during the first six months of 2014.  Inventories at the U.S. operation decreased $265,000, primarily related to a decrease in finished goods which was partially offset by an increase in raw materials.  TMM’s inventory decreased approximately $2,834,000, primarily related to a decrease in SR feedstock.  TPT’s inventory decreased approximately $8,000, primarily due to a decrease in raw materials.

·       Other Current Assets:  Other current assets increased $713,000 during the first six months of 2014.  Prepaid expenses at the U.S. operation increased $105,000, primarily related to the timing of insurance premiums, TPT’s increased $386,000, primarily due to the prepayment of payroll taxes, deposits on equipment parts and timing of insurance premiums and TMM’s increased $222,000, primarily due to the timing of deposits paid on equipment.

·       Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $45,000 during the first six months of 2014.  Accounts payable and accrued expenses at the U.S. operation increased $110,000, primarily related to the timing of raw material purchases; TPT’s increased $478,000, primarily related to capital expenditures and an increase in tax accruals; and TMM’s decreased $543,000, primarily due to a reduction in raw material inventory.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used $901,000 of cash in investing activities during the first six months of 2014, primarily for the purchase of fixed assets as compared to $2,578,000 during the same period 2013.  Net investments for each of our three locations are as follows:

·       U.S. Operation:  We invested approximately $225,000 and $565,000 in 2014 and 2013, respectively, primarily related to capital maintenance and production equipment.

·       European Operation:  We invested approximately $455,000 and $578,000 in 2014 and 2013, respectively, for new equipment to increase the production capacity of ALUPREM.

·       Asian Operation:  We invested approximately $221,000 and $1,435,000 in 2014 and 2013, respectively, primarily related to improved efficiency and yield of SR production.

Financing Activities

Financing activities used cash of $1,659,000 during the six month period ended June 30, 2014 as compared to providing cash of $2,845,000 for the same period 2013.  Significant factors relating to financing activities include the following:

·       Lines of Credit

·       U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during the six month period ended June 30, 2014, as compared to an increase of $700,000 during the first six months of 2013.

·       European Operation:  Borrowings on TPT’s line of credit decreased $576,000 during the six month period ended June 30, 2014, as compared to an increase of $50,000 during the same period of 2013.

·       Asian Operation:  Borrowings on TMM’s line of credit decreased $190,000 during the six month period ended June 30, 2014, as compared to an increase of $587,000 during the same period of 2013.

·       Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR decreased $468,000 during the six month period ended June 30, 2014, as compared to an increase of $1,492,000 for the same period in 2013.

·       Capital Leases:  Capital leases decreased approximately $9,000 during the first six months of 2014 as compared to a decrease of approximately $24,000 for the same period in 2013.

·       Long-term Debt:

·       U.S. Operation:  Our U.S. long-term debt decreased $209,000 and $195,000 for the six month periods ended June 30, 2014 and 2013, respectively.

·       European Operation:  TPT’s long-term debt decreased $199,000 and $210,000 for the six month periods ended June 30, 2014 and 2013, respectively.

·       Asian Operation:  TMM’s long-term debt decreased $19,000 for the six month period ended June 30, 2014 and increased $178,000 for the six month period ended June 30, 2013.

Proceeds from Issuance of Common Stock:  We received $11,000 from the issuance of common stock during the first six months of 2014 related to the exercise of stock options.  For the same six month period of 2013, we received $267,000 from the issuance of common stock related to the exercise of stock options.

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
TOR Minerals International, Inc.
____________
(Registrant)

Date:	July 29, 2014	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	July 29, 2014	BARBARA RUSSELL Barbara Russell Chief Financial Officer