Form 10-Q
period 2014-09-30
TOR MINERALS INTERNATIONAL INC
filed 2014-11-05
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of October 31, 2014 3,014,022

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Income Statements -- Three and nine months ended September 30, 2014 and 2013	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three and nine months ended September 30, 2014 and 2013	4
	Condensed Consolidated Balance Sheets -- September 30, 2014 and December 31, 2013	5
	Condensed Consolidated Statements of Cash Flows -- nine months ended September 30, 2014 and 2013	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	29

Part II - Other Information

Item 6.	Exhibits	30

Signatures		30

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

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Income Statements
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET SALES	$11,317	$10,870	$36,841	$33,029
Cost of sales	9,809	9,289	31,674	28,242
GROSS MARGIN	1,508	1,581	5,167	4,787
Technical services and research and development	50	135	150	459
Selling, general and administrative expenses	1,092	1,119	3,319	3,644
Loss on disposal of assets	-	-	-	10
OPERATING INCOME	366	327	1,698	674
OTHER INCOME (EXPENSE):
Interest expense, net	(85)	(103)	(275)	(286)
Gain (Loss) on foreign currency exchange rate	71	(84)	10	(151)
Other, net	5	6	10	18
Total Other Expense	(9)	(181)	(255)	(419)
INCOME BEFORE INCOME TAX	357	146	1,443	255
Income tax expense	61	33	287	67
NET INCOME	$296	$113	$1,156	$188

Earnings per common share:
Basic	$0.10	$0.04	$0.38	$0.06
Diluted	$0.09	$0.03	$0.34	$0.06
Weighted average common shares outstanding:
Basic	3,014	3,012	3,014	2,999
Diluted	3,394	3,422	3,403	3,271

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME	$296	$113	$1,156	$188
OTHER COMPREHENSIVE LOSS, net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment losses	(1,021)	(265)	(729)	(951)
Other comprehensive loss, net of tax	(1,021)	(265)	(729)	(951)
COMPREHENSIVE INCOME (LOSS)	$(725)	$(152)	$427	$(763)

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,736	$2,920
Trade accounts receivable, net	5,871	4,526
Inventories, net	20,487	20,753
Other current assets	965	596
Total current assets	30,059	28,795
PROPERTY, PLANT AND EQUIPMENT, net	21,957	23,799
OTHER ASSETS	23	23
Total Assets	$52,039	$52,617

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,914	$3,279
Accrued expenses	1,848	1,397
Notes payable under lines of credit	425	1,477
Export credit refinancing facility	2,330	3,866
Current deferred tax liability	17	66
Current maturities - capital leases	-	12
Current maturities of long-term debt – financial institutions	1,159	1,040
Total current liabilities	10,693	11,137
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	2,008	2,918
DEFERRED TAX LIABILITY	257	18
Total liabilities	12,958	14,073
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,014 shares issued and outstanding at September 30, 2014 and 3,012 shares issued and outstanding at December 31, 2013	3,767	3,765
Additional paid-in capital	29,473	29,365
Retained earnings	2,809	1,653
Accumulated other comprehensive income:
Cumulative translation adjustment	3,032	3,761
Total shareholders' equity	39,081	38,544
Total Liabilities and Shareholders' Equity	$52,039	$52,617

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,156	$188
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,570	2,355
Loss on disposal of assets	-	10
Stock-based compensation	100	85
Deferred income tax expense (benefit)	189	(123)
Change in inventory reserve	(174)	(15)
Provision for bad debts	(7)	3
Changes in working capital:
Trade accounts receivables	(1,411)	(903)
Inventories	343	(4,996)
Other current assets	(381)	814
Accounts payable and accrued expenses	2,223	1,135
Net cash provided by (used in) operating activities	4,608	(1,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,386)	(3,529)
Proceeds from sales of property, plant and equipment	-	2
Net cash used in investing activities	(1,386)	(3,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments on) proceeds from lines of credit	(965)	804
Net (payments on) proceeds from export credit refinancing facility	(1,532)	3,600
Payments on capital leases	(11)	(30)
Proceeds from long-term bank debt	236	276
Payments on long-term bank debt	(947)	(815)
Proceeds from the issuance of common stock and exercise of common stock options	11	267
Net cash (used in) provided by financing activities	(3,208)	4,102
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(198)	(128)
Net decrease in cash and cash equivalents	(184)	(1,000)
Cash and cash equivalents at beginning of period	2,920	2,799
Cash and cash equivalents at end of period	$2,736	$1,799

Supplemental cash flow disclosures:
Interest paid	$275	$286
Income taxes paid	$78	$214
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The interim condensed consolidated financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, BV (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”) with all significant intercompany transactions eliminated.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, in our Annual Report on Form 10-K filed with the SEC on March 10, 2014.  Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results for the year ending December 31, 2014.

Income Taxes

The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal and state income tax expense of approximately $163,000 and $2,000, respectively, and foreign tax benefit of approximately $104,000 for the three month period ended September 30, 2014, as compared to a federal tax benefit of approximately $103,000 and state income tax expense of approximately $2,000 and foreign tax expense of approximately $134,000 for the same three month period in 2013.

For the nine month period ended September 30, 2014, income taxes consisted of federal and state income tax expense of approximately $220,000 and $7,000, respectively, and foreign tax expense of approximately $60,000, as compared to a federal tax benefit of approximately $88,000 and state income tax expense of approximately $7,000 and foreign tax expense of approximately $148,000 for the same nine month period in 2013.  Taxes are based on an estimated annualized consolidated effective rate of 19.9% for the year ended December 31, 2014.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2011 through December 31, 2013.  Our state return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2009 through December 31, 2013.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2008.

As of January 1, 2014, we did not have any unrecognized tax benefits and there was no change during the nine month period ended September 30, 2014.  In addition, we did not recognize any interest and penalties in our condensed consolidated financial statements during the three and nine month periods ended September 30, 2014.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of September 30, 2014 and December 31, 2013, in thousands:

	September 30,
	2014	December 31,
	(Unaudited)	2013
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at September 30, 2014, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$595	$911
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at September 30, 2014, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€240)	304	351
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at September 30, 2014, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€266)	337	386
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at September 30, 2014, due July 31, 2015, secured by TPT's assets. (€21)	26	80
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at September 30, 2014. Paid in full on June 30, 2014.	-	139
Malaysian Ringgit term note payable to a Malaysian bank, with a fixed interest rate of 5.2% at September 30, 2014, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 1,750)	533	801
Malaysian Ringgit term note payable to a Malaysian bank, with a fixed interest rate of 5.2% at September 30, 2014, due October 25, 2018, secured by TMM's property, plant and equipment. (RM 4,500)	1,372	1,290
Total	3,167	3,958
Less current maturities	1,159	1,040
Total long-term debt - financial institutions	$2,008	$2,918

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

 Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement, as amended, (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which reduced the minimum interest rate floor on the Line from 5.5% to 4.5%.

On January 14, 2014, the Company entered into the third amendment (the “Third Amendment”) with the Lender.  Under the terms of the Third Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ending June 30, 2014, nine month period ending September 30, 2014, and twelve month period ending December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement.  The Company was in compliance with the ratio of cash flow to debt service for  the nine month period ended September 30, 2014.

On August 1, 2014, the Company and the Lender entered into the fourth amendment which extended the maturity date on the Line from October 15, 2014 to October 15, 2015 and released as collateral the $350,000 certificate of deposit pledged as additional security in the Third Amendment to the agreement.  Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a defined borrowing base, which is based on the Company’s eligible accounts receivable and inventory.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At September 30, 2014, no funds were outstanding on the Line.

European Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.316%), is secured by TPT’s accounts receivable and inventory.  At September 30, 2014, TPT had utilized €53,000 ($68,000) of its short-term Credit Facility.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Asian Operations

On August 31, 2014, our subsidiary, TMM, amended its banking facility with HSBC Bank of Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2014 to June 30, 2015.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($152,000); (2) an import/export line (“ECR”) of RM 10,460,000 ($3,188,000; and (3) a foreign exchange contract limit of RM 5,000,000 ($1,524,000).

On August 15, 2014, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($304,000); (2) an ECR of RM 7,300,000 (2,225,000); (3) a bank guarantee of RM 1,200,000 ($365,000); and (4) a foreign exchange contract limit of RM 25,000,000 ($7,621,000).  At September 30, 2014, the outstanding balance on the foreign exchange contract was RM 1,172,000 ($357,000) at a current interest rate of 2.20%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2014, the outstanding balance on the ECR facilities was RM 7,645,000 ($2,330,000) at a current interest rate of 5.2%.

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

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of September 30, 2014 and December 31, 2013, in thousands.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at September 30, 2014 or at December 31, 2013.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Liability
September 30, 2014
Currency forward contracts	$21	$-	$21	$-
December 31, 2013
Currency forward contracts	$14	$-	$14	$-

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

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,167	$2,977	$3,958	$3,697

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

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM.  The cost of the equipment under the capital lease, in the amount of approximately €38,360 ($52,500), is included in the condensed consolidated balance sheets as property, plant and equipment.  Accumulated amortization of the leased equipment at September 30, 2014 was approximately €35,166 ($48,000).  The lease agreement, which had a net present value of €9,168 ($12,000) at December 31, 2013, matured on August 4, 2014.

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net Income	$296	$113	$1,156	$188
Numerator for basic earnings per share - income available to common shareholders	296	113	1,156	188
Effect of dilutive securities:
Numerator for diluted earnings per share - income available to common shareholders after assumed conversions	$296	$113	$1,156	$188

Denominator:
Denominator for basic earnings per share - weighted-average shares	3,014	3,012	3,014	2,999
Effect of dilutive securities:
Employee stock options	4	8	1	2
Warrants	376	402	388	270
Dilutive potential common shares	380	410	389	272
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	3,394	3,422	3,403	3,271
Basic earnings per common share	$0.10	$0.04	$0.38	$0.06
Diluted earnings per common share	$0.09	$0.03	$0.34	$0.06

For the three and nine month periods ended September 30, 2014 and 2013, approximately 134,000 and 88,000, respectively, of shares issuable upon exercise of employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Segment Information

The Company and its subsidiaries operate in the business of manufacturing flame retardants, engineered fillers and pigments in three geographic segments.  All U.S. manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company’s wholly-owned foreign operations, TMM, located in Malaysia and TPT, located in The Netherlands.  A summary of the Company’s manufacturing operations by geographic segment is presented below in thousands:

	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
September 30, 2014
Net Sales:
Customer sales	$8,137	$2,341	$839	$-	$11,317
Intercompany sales	-	1,936	2,430	(4,366)	-
Total Net Sales	$8,137	$4,277	$3,269	$(4,366)	$11,317

Location income (loss)	$135	$215	$(201)	$147	$296

September 30, 2013
Net Sales:
Customer sales	$7,680	$2,124	$1,066	$-	$10,870
Intercompany sales	53	1,674	1,703	(3,430)	-
Total Net Sales	$7,733	$3,798	$2,769	$(3,430)	$10,870

Location income (loss)	$(389)	$353	$80	$69	$113
As of and for the nine months ended:
September 30, 2014
Net Sales:
Customer sales	$24,534	$8,148	$4,159	$-	$36,841
Intercompany sales	58	5,903	6,315	(12,276)	-
Total Net Sales	$24,592	$14,051	$10,474	$(12,276)	$36,841

Location income (loss)	$181	$1,362	$(630)	$243	$1,156

Location assets	$21,574	$10,577	$19,888	$-	$52,039

September 30, 2013
Net Sales:
Customer sales	$23,264	$6,300	$3,465	$-	$33,029
Intercompany sales	110	4,997	7,342	(12,449)	-
Total Net Sales	$23,374	$11,297	$10,807	$(12,449)	$33,029

Location income (loss)	$(361)	$618	$(113)	$44	$188

Location assets	$21,048	$11,305	$26,268	$-	$58,621

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

For the three and nine month periods ended September 30, 2014, the Company recorded stock-based employee compensation expense of $30,000 and $100,000, respectively.  For the three and nine month periods ended September 30, 2013, the Company recorded stock-based employee compensation expense of $23,000 and $85,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying condensed consolidated income statements.

The Company granted 20,500 options during the nine month period ended September 30, 2014 and 21,000 options during the same period of 2013.

As of September 30, 2014, there was approximately $403,000 of stock-based employee compensation expense related to non-vested awards which is expected to be recognized over a weighted average period of 2.93 years.

As most options issued under the Company’s 2000 Incentive Plan are incentive stock options, the Company does not normally receive significant excess tax benefits relating to the compensation expense recognized on vested options.

Note 8.	Inventories

Following is a summary of inventory at September 30, 2014 and December 31, 2013, in thousands:

	September 30,	December 31,
	2014	2013
Raw materials	$13,249	$12,852
Work in progress	2,119	1,866
Finished goods	4,187	5,306
Supplies	1,063	1,034
Total Inventories	20,618	21,058
Inventory reserve	(131)	(305)
Net Inventories	$20,487	$20,753

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Derivatives and Other Financial Instruments

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

At September 30, 2014, we marked these contracts to market, recording $21,000 as a current liability on the condensed consolidated balance sheet.  For the three month and nine month periods ended September 30, 2014, we recorded a net loss on these contracts of $21,000 and a net gain $2,000, respectively, as a component of our net income.  For the three and nine month periods ended September 30, 2013, we recorded a net loss on these contracts of $23,000 and a net gain of $1,000, respectively, as a component of our net income.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, in thousands:

Liability Derivatives
Derivative Instrument	Location	September 30, 2014	December 31, 2013
Foreign Currency Exchange Contracts	Accrued Expenses	$21	$14

The following table summarizes, in thousands, the impact of the Company’s derivatives on the condensed consolidated income statements for the three and nine month periods ended September 30, 2014 and 2013:

		Amount of Gain Recognized in Operations
Derivative	Location of Gain (loss) on Derivative	Three Months Ended September 30,		Nine Month Ended September 30,
Instrument	Instrument	2014	2013	2014	2013
Foreign Currency Exchange Contracts	Gain (loss) on foreign currency exchange rate	$(21)	$(23)	$2	$1

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our U.S. operation, located in Corpus Christi, Texas, is also the global headquarters for the Company.  TPT, our European operation, is located in Hattem, Netherlands, and TMM, our Asian operation, is located in Ipoh, Malaysia.  Following is a list of our current specialty mineral products and a brief description of the unique characteristics which lend to the high performance of these specialty products.

ALUPREM®

Premium Alumina Trihydrate (ATH) and Boehmite (AMH) products are produced at our European operation and are designed for the most demanding worldwide applications. In-house engineered surface treatment is available for enhanced performance benefits.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Following are our results for the three and nine month periods ended September 30, 2014 and 2013.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET SALES	$11,317	$10,870	$36,841	$33,029
Cost of sales	9,809	9,289	31,674	28,242
GROSS MARGIN	1,508	1,581	5,167	4,787
Technical services and research and development	50	135	150	459
Selling, general and administrative expenses	1,092	1,119	3,319	3,644
Loss on disposal of assets	-	-	-	10
OPERATING INCOME	366	327	1,698	674
OTHER INCOME (EXPENSE):
Interest expense, net	(85)	(103)	(275)	(286)
Gain (Loss) on foreign currency exchange rate	71	(84)	10	(151)
Other, net	5	6	10	18
INCOME BEFORE INCOME TAX	357	146	1,443	255
Income tax expense	61	33	287	67
NET INCOME	$296	$113	$1,156	$188

Results of Operations

Net Sales:  Consolidated net sales increased approximately 4%, or $447,000, and 12%, or $3,812,000, for the three and nine month periods ended September 30, 2014, respectively.  The growth in sales for both the three and nine month periods of 2014 is primarily related to an increase in volume of our specialty mineral products, ALUPREM and BARTEX.

Following is a summary of our consolidated products sales for the three and nine month periods ended September 30, 2014 and 2013 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2014		2013		Variance		2014		2013		Variance
ALUPREM	$4,450	39%	$3,432	32%	$1,018	30%	$14,195	38%	$10,456	32%	$3,739	36%
HITOX	3,425	30%	3,717	34%	(292)	-8%	10,569	29%	11,553	35%	(984)	-9%
BARTEX / BARYPREM	2,280	20%	2,135	19%	145	7%	6,926	19%	6,180	19%	746	12%
HALTEX / OPTILOAD	750	7%	877	8%	(127)	-14%	2,491	7%	2,627	8%	(136)	-5%
TIOPREM	215	2%	408	4%	(193)	-47%	716	2%	1,555	4%	(839)	-54%
SYNTHETIC RUTILE	-	0%	96	1%	(96)	100%	1,365	4%	96	<1%	1,269	1322%
OTHER	197	2%	205	2%	(8)	-4%	579	1%	562	2%	17	3%
Total	$11,317	100%	$10,870	100%	$447	4%	$36,841	100%	$33,029	100%	$3,812	12%

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 ALUPREM sales increased 30% for the three month period ended September 30, 2014 and 36% for the nine month period ended September 30, 2014, primarily related to an increase in volume and selling price.  For the third quarter, volume and selling price increased approximately 20% and 10%, respectively, and for the nine month period volume and selling price increased approximately 25% and 11%, respectively.

HITOX sales decreased 8% and 9% for both the three and nine month periods ended September 30, 2014, respectively, primarily due to the weakness in the global TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.  For the third quarter of 2014, volume and selling price decreased approximately 5% and 3%, respectively, and for the nine month period ended September 30, 2014, volume decreased approximately 2% and selling price decreased approximately 7%.

BARTEX/BARYPREM sales increased 7% and 12% during the three and nine month periods ended September 30, 2014, respectively.  For the three and nine month periods, volume increased approximately 5% and 11%, respectively, and selling price accounted for approximately 2% and 1%, respectively.

HALTEX/OPTILOAD sales decreased 14% and 5% for the three and nine month periods ended September 30, 2014, respectively.  For the quarter ended September 30, 2014, volume decreased approximately 22% and product mix resulted in an increase of approximately 8%.  The year to date decline consisted of a decrease in volume of approximately 7% which was partially offset by a change in product mix resulting in an increase of approximately 2%.

TIOPREM sales decreased 47% and 54% for the three and nine month periods ended September 30, 2014, respectively.  Volume decreased 34% during the third quarter of 2014 and the selling price decreased 13%.  For the year to date period, sales volume decreased 48% and the selling price decreased 6%.

Synthetic Rutile (“SR”) represented approximately 4% and less than 1% of our overall sales during the nine month periods ended September 30, 2014 and 2013, respectively.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, historically, we have not sold SR on a regular basis to third-party customers.  Our SR is typically produced for our own internal consumption.  We did not sell SR during the third quarter of 2014; whereas, SR sales to third parties accounted for approximately 1% of the total consolidated sales during the third quarter of 2013.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Our U.S. operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third-party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our U.S. operation for the three and nine month periods ended September 30, 2014 and 2013 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2014		2013		Variance		2014		2013		Variance
ALUPREM	$2,760	34%	$2,012	26%	$748	37%	$8,239	34%	$6,256	27%	$1,983	32%
HITOX	2,361	29%	2,438	32%	(77)	-3%	7,017	29%	7,458	32%	(441)	-6%
BARTEX	1,908	24%	1,823	24%	85	5%	5,615	23%	5,105	22%	510	10%
HALTEX / OPTILOAD	750	9%	877	11%	(127)	-14%	2,491	10%	2,627	11%	(136)	-5%
TIOPREM	168	2%	365	5%	(197)	-54%	614	2%	1,337	6%	(723)	-54%
OTHER	190	2%	165	2%	25	15%	558	2%	481	2%	77	16%
Total	$8,137	100%	$7,680	100%	$457	6%	$24,534	100%	$23,264	100%	$1,270	5%

ALUPREM sales in the U.S. increased 37% and 32% for the three and nine month periods ended September 30, 2014, respectively.  The increase in U.S. ALUPREM sales for the three and nine month periods ended September 30, 2014 is due to an increase in volume of a significant customer.

HITOX sales decreased 3% for the three month period ended September 30, 2014, due to a decrease in volume of 3% as compared to the same period of 2013, primarily related to the continued weakening of the TiO2 market which is driving down the global demand of TiO2 products.  For the nine month period ended September 30, 2014, the 6% decrease in HITOX sales was primarily related to a decrease in selling price and volume of approximately 3% each.

BARTEX sales increased 5% and 10% the three and nine month periods ended September 30, 2014, respectively.  For the third quarter of 2014, volume and selling price increased approximately 4% and 1%, respectively; and for the nine month period ended September 30, 2014, the increase in volume of 11% was partially offset by a decrease due to product mix of 1%.

TIOPREM sales in the U.S. decreased 54% during both the three and nine month periods ended September 30, 2014.  For the third quarter of 2014, volume decreased 40% and selling price decreased 14%; and for the nine month period ended September 30, 2014, volume decreased 48% and selling price decreased sales 6%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operations

Our subsidiary in The Netherlands, TPT, manufactures and sells ALUPREM to third-party customers, as well as to our U.S. operation for distribution to U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three and nine month periods ended September 30, 2014 and 2013 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2014		2013		Variance		2014		2013		Variance
ALUPREM	$1,690	72%	$1,420	67%	$270	19%	$5,956	73%	$4,200	67%	$1,756	42%
BARYPREM	372	16%	312	17%	60	19%	1,311	16%	1,075	15%	236	22%
HITOX	253	11%	370	15%	(117)	-32%	805	10%	952	17%	(147)	-15%
TIOPREM	26	1%	22	1%	4	18%	76	1%	73	1%	3	4%
Total	$2,341	100%	$2,124	100%	$217	10%	$8,148	100%	$6,300	100%	$1,848	29%

ALUPREM sales in Europe increased 19% for the three month period ended September 30, 2014, primarily due to product mix of 27% which was partially offset by a decrease in volume of approximately 8%.  For the nine month period ended September 30, 2014, ALUPREM sales increased 42% primarily due to an increase in volume of 17%, product mix of 24% and the impact of the change in the foreign currency rate of approximately 1%.  The increase in volume and product mix is primarily related to our continued development of new high performance, specialty mineral products, as well as our focus on product innovation and technical support which has enabled TPT to grow its customer base.

BARYPREM sales in Europe increased 19% for the three month period ended September 30, 2014, primarily due to an increase in volume and selling price of approximately 15% and 4%, respectively.  For the nine month period ended September 30, 2014, sales increased 22%, primarily due to an increase in volume, selling price and the impact of the change in the foreign currency rate of approximately 13%, 8% and 1%, respectively.

HITOX sales in Europe decreased 32% for the third quarter of 2014, primarily due to a decrease in volume of approximately 30% and selling price of approximately 2%.  For the nine month period ended September 30, 2014, HITOX sales decreased approximately 15%, primarily due to a decrease in volume and selling price of approximately 12% and 3%, respectively.  The European HITOX sales continue to be impacted by the overall weakness in the global TiO2 market.

TIOPREM sales in Europe increased 18% during the third quarter of 2014, primarily due to an increase in volume.  For the nine month period ended September 30, 2014, TIOPREM sales increased approximately 4%, primarily due to product mix.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third-party customers, as well as to our U.S. operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and nine month periods ended September 30, 2014 and 2013 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2014		2013		Variance		2014		2013		Variance
HITOX	$811	97%	$909	85%	$(98)	-11%	$2,747	66%	$3,143	91%	$(396)	-13%
TIOPREM	21	2%	21	2%	-	0%	26	1%	145	4%	(119)	-82%
SYNTHETIC RUTILE	-	0%	96	9%	(96)	0%	1,365	33%	96	3%	1,269	100%
OTHER	7	1%	40	4%	(33)	-83%	21	> 1%	81	2%	(60)	-74%
Total	$839	100%	$1,066	100%	$(227)	-21%	$4,159	100%	$3,465	100%	$694	20%

HITOX sales in Asia decreased 11% and 13% for the three and nine month periods ended September 30, 2014, respectively, primarily due to a decrease in selling price.  The HITOX market in Asia continues to decline due to the weakness in the TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.

TIOPREM sales in Asia were flat for the three month periods ended September 30, 2014 and 2013.  For the nine month period ended September 30, 2014 sales decreased 82%, primarily due to a volume and selling price decrease of approximately 79% and 3%, respectively.

SR represented 33% and 3% of TMM’s overall sales during the nine month periods ended September 30, 2014 and 2013.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, historically, we have not sold SR on a regular basis to third-party customers.  Our SR is typically produced for our own internal consumption.  We did not sell SR during the third quarter of 2014; whereas, SR sales to third parties accounted for approximately 9% of the TMM’s overall sales during the third quarter of 2013.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three and nine month periods ended September 30, 2014 and 2013, in thousands.

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET SALES	$11,317	$10,870	$36,841	$33,029
Cost of sales	9,809	9,289	31,674	28,242
GROSS MARGIN	$1,508	$1,581	$5,167	$4,787
GROSS MARGIN %	13.3%	14.5%	14.0%	14.5%

For the three month period ended September 30, 2014, gross margin decreased approximately 2%.  The primary factor influencing the decrease in gross margin was related to the SR plant at TMM being idle for one month during the third quarter of 2014, whereas, it was in operation the entire three months of the third quarter of 2013.

For the nine month period ended September 30, 2014, the gross margin remained flat at 14%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense decreased approximately 2% during the three month period ended September 30, 2014, primarily due to a decrease in salaries and travel of approximately 4% and 3%, respectively, which were partially offset by an increase in various SG&A expenses of 5%.

For the nine month period ended September 30, 2014, SG&A expenses decreased approximately 9%, primarily due to a decrease in salaries and selling expense of approximately 9% and 4%, respectively, which were partially offset by an increase in various SG&A expenses of 4%.

Interest Expense:  Net interest expense decreased approximately $18,000 for the third quarter of 2014 and approximately $11,000 for the nine month period ended September 30, 2014, as compared to the same periods of 2013, primarily due to a decrease in our long and short-term financing at each of the three operations.

Income Taxes:  Income taxes consisted of federal and state income tax expense of approximately $163,000 and $2,000, respectively, and foreign tax benefit of approximately $104,000 for the three month period ended September 30, 2014, as compared to a federal tax benefit of approximately $103,000 and state income tax expense of approximately $2,000 and foreign tax expense of approximately $134,000 for the same three month period in 2013.

For the nine month period ended September 30, 2014, income taxes consisted of federal and state income tax expense of approximately $220,000 and $7,000, respectively, and foreign tax expense of approximately $60,000, as compared to a federal tax benefit of approximately $88,000 and state income tax expense of approximately $7,000 and foreign tax expense of approximately $148,000 for the same nine month period in 2013.  Taxes are based on an estimated annualized consolidated effective rate of 19.9% for the year ended December 31, 2014.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of September 30, 2014 and December 31, 2013, in thousands:

	September 30,
	2014	December 31,
	(Unaudited)	2013
Fixed Rate term note payable to a U.S. bank, with an interest rate of 5.5% at September 30, 2014, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$595	$911
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at September 30, 2014, due July 1, 2029, secured by TPT's land and office building purchased July 2004. (€240)	304	351
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at September 30, 2014, due January 31, 2030, secured by TPT's land and building purchased January 2005. (€266)	337	386
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at September 30, 2014, due July 31, 2015, secured by TPT's assets. (€21)	26	80
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.25% at September 30, 2014. Paid in full on June 30, 2014.	-	139
Malaysian Ringgit term note payable to a Malaysian bank, with a fixed interest rate of 5.2% at September 30, 2014, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 1,750)	533	801
Malaysian Ringgit term note payable to a Malaysian bank, with a fixed interest rate of 5.2% at September 30, 2014, due October 25, 2018, secured by TMM's property, plant and equipment. (RM 4,500)	1,372	1,290
Total	3,167	3,958
Less current maturities	1,159	1,040
Total long-term debt - financial institutions	$2,008	$2,918

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement, as amended, (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which reduced the minimum interest rate floor on the Line from 5.5% to 4.5%.

On January 14, 2014, the Company entered into the third amendment (the “Third Amendment”) with the Lender.  Under the terms of the Third Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ending June 30, 2014, nine month period ending September 30, 2014, and twelve month period ending December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement.  The Company was in compliance with the ratio of cash flow to debt service for  the nine month period ended September 30, 2014.

On August 1, 2014, the Company and the Lender entered into the fourth amendment which extended the maturity date on the Line from October 15, 2014 to October 15, 2015 and released as collateral the $350,000 certificate of deposit pledged as additional security in the Third Amendment to the agreement.  Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a defined borrowing base, which is based on the Company’s eligible accounts receivable and inventory.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At September 30, 2014, no funds were outstanding on the Line.

European Operations

On March 20, 2007, our subsidiary, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.316%), is secured by TPT’s accounts receivable and inventory.  At September 30, 2014, TPT had utilized €53,000 ($67,000) of its short-term Credit Facility.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

On August 31, 2014, our subsidiary, TMM, amended its banking facility with HSBC Bank of Malaysia Berhad (“HSBC”) to extend the maturity date from April 30, 2014 to June 30, 2015.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($152,000); (2) an import/export line (“ECR”) of RM 10,460,000 ($3,188,000); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,524,000.

On August 25, 2014, TMM amended its banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($304,000); (2) an ECR of RM 7,300,000 ($2,225,000); (3) a bank guarantee of RM 1,200,000 ($365,000); and (4) a foreign exchange contract limit of RM 25,000,000 ($7,621,000).  At September 30, 2014, the outstanding balance on the foreign exchange contract was RM 1,172,000 ($357,000) at a current interest rate of 2.20%.

The banking facilities with both HSBC and RHB bear an interest rate on the overdraft facilities at 1.25% over bank prime and the ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At September 30, 2014, the outstanding balance on the ECR facilities was RM 7,645,000 ($2,330,000) at a current interest rate of 5.2%.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $184,000 for the nine months ended September 30, 2014 as compared to a decrease of $1,000,000 for the nine months ended September 30, 2013, in thousands.

	(Unaudited)
	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in)
Operating activities	$4,608	$(1,447)
Investing activities	(1,386)	(3,527)
Financing activities	(3,208)	4,102
Effect of exchange rate fluctuations	(198)	(128)
Net decrease in cash and cash equivalents	$(184)	$(1,000)

Operating Activities

Operating activities provided cash of $4,608,000 during the first nine months of 2014 as compared to using cash of $1,447,000 during the same period of 2013.  Following are the major changes in working capital affecting cash used by operating activities for the nine month period ended September 30, 2014:

·        Accounts Receivable:  Accounts receivable increased $1,411,000 during the first nine months of 2014.  The increase in accounts receivable is primarily due to stronger sales in the third quarter of 2014 compared to the fourth quarter of 2013.  Accounts receivable increased $1,810,000 at the U.S. operation and $219,000 at TPT and decreased $618,000 at TMM.

·        Inventories: Inventories decreased $343,000 during the first nine months of 2014.  Inventories at the U.S. operation increased $1,763,000, primarily related to an increase in raw materials.  TPT’s inventory increased approximately $123,000, primarily related to an increase in raw materials and TMM’s inventory decreased approximately $2,229,000, primarily related to a decrease in raw materials.

·        Other Current Assets:  Other current assets increased $381,000 during the first nine months of 2014.  Prepaid expenses at the U.S. operation increased $102,000, primarily related to the timing of insurance premiums, TPT’s increased $233,000, primarily due to the prepayment of payroll taxes, deposits on equipment parts and timing of insurance premiums and TMM’s increased $46,000, primarily due to the timing of deposits paid on equipment.

·        Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses increased $2,223,000 during the first nine months of 2014.  Accounts payable and accrued expenses at the U.S. operation increased $400,000, primarily related to the timing of raw material purchases; TPT’s increased $953,000, primarily related to capital expenditures and an increase in tax accruals; and TMM’s increased $870,000, primarily due to the timing of SR production.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $1,386,000 in investing activities during the first nine months of 2014, primarily for the purchase of fixed assets as compared to $3,527,000 during the same period 2013.  Net investments for each of our three locations are as follows:

  ·       U.S. Operation:  We invested approximately $320,000 and $645,000 in 2014 and 2013, respectively, primarily related to capital maintenance and production equipment.

  ·       European Operation:  We invested approximately $834,000 and $974,000 in 2014 and 2013, respectively, for new equipment to increase the production capacity of ALUPREM.

  ·       Asian Operation:  We invested approximately $232,000 and $1,908,000 in 2014 and 2013, respectively, primarily related to improved efficiency and yield of SR production.

Financing Activities

Financing activities used cash of $3,208,000 during the nine month period ended September 30, 2014 as compared to providing cash of $4,102,000 for the same period 2013.  Significant factors relating to financing activities include the following:·

  Lines of Credit

·        U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during the nine month period ended September 30, 2014, as compared to an increase of $700,000 during the first nine months of 2013.

·        European Operation:  Borrowings on TPT’s line of credit decreased $923,000 during the nine month period ended September 30, 2014, as compared to an increase of $195,000 during the same period of 2013.

·        Asian Operation:  Borrowings on TMM’s line of credit decreased $42,000 during the nine month period ended September 30, 2014, as compared to a decrease of $91,000 during the same period of 2013.

  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR decreased $1,532,000 during the nine month period ended September 30, 2014, as compared to an increase of $3,600,000 for the same period in 2013.

  Capital Leases:  Capital leases decreased approximately $11,000 during the first nine months of 2014 as compared to a decrease of approximately $30,000 for the same period in 2013.

  Long-term Debt:

·        U.S. Operation:  Our U.S. long-term debt decreased $316,000 and $296,000 for the nine month periods ended September 30, 2014 and 2013, respectively.

·        European Operation:  TPT’s long-term debt decreased $211,000 and $326,000 for the nine month periods ended September 30, 2014 and 2013, respectively.

·        Asian Operation:  TMM’s long-term debt decreased $184,000 for the nine month period ended September 30, 2014 and increased $83,000 for the nine month period ended September 30, 2013.

Proceeds from Issuance of Common Stock:  We received $11,000 from the issuance of common stock during the first nine months of 2014 related to the exercise of stock options.  For the same nine month period of 2013, we received $267,000 from the issuance of common stock related to the exercise of stock options.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the last fiscal quarter, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II  -  Other Information

Item 6.	Exhibits
(a)	Exhibits
	Exhibit 10.1	Amendment to Agreement with RHB Bank, dated August 15, 2014
	Exhibit 10.2	Amendment to Agreement with HSBC Bank, dated August 31, 2014
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 5, 2014	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	November 5, 2014	BARBARA RUSSELL Barbara Russell Chief Financial Officer