Form 10-K
period 2014-12-31
TOR MINERALS INTERNATIONAL INC
filed 2015-03-18
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Registrant’s telephone number, including area code)

Securities registered pursuant section 12(b) of the Act:

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
Yes ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer  ☐             Non-accelerated filer  ☐              Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock, the Registrant’s only common equity, held by non-affiliates of the registrant (based upon the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2014) was approximately $12,659,000.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2015, there were 3,014,022 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TOR MINERALS INTERNATIONAL, INC.
Annual Report on Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements about the business, financial condition and prospects of the Company.  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in exchange rates, changes in the cost of energy, fluctuations in market price for titanium dioxide (“TiO2”) pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filing with the Security and Exchange Commission, including those set forth in this report under Item 1A. Risk Factors.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “foresees” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

PART I

Item 1.	Business

General

TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) is a global producer of high performance, specialty mineral products focused on product innovation and technical support.  Our specialty mineral products, which include flame retardant and smoke suppressant fillers, engineered fillers, and TiO2-color hybrid pigments, are designed for use in plastics, coatings, paints and catalysts applications, as well as a wide range of other industrial applications.

We were organized as a subsidiary of the Benilite Corporation of America (“Benilite”) in 1973.  In 1980, the subsidiary was spun off to its shareholders.  In December 1988, the Company became a publicly owned company after completing a public offering of 1.38 million shares of its common stock.  Our stock symbol is TORM.

Global Headquarters

We are headquartered in Corpus Christi, Texas, United States.  This location houses senior management, customer service, logistics, and corporate research and development/technical service laboratories.  Our financial and accounting functions also operate from this location.  Our principal offices in Corpus Christi are located at 722 Burleson Street, Corpus Christi, Texas 78402, and our telephone number is (361) 883-5591.  Our website is located at www.torminerals.com.  Information contained in our website and links contained on our website are not part of this Annual Report on Form 10-K.

United States (“U.S.”) Operations

Our U.S. manufacturing plant, located in Corpus Christi, Texas, is situated on the north side of the Corpus Christi Ship Channel and has its own dock frontage at the plant.  We also utilize the Bulk Terminal, operated by the Port of Corpus Christi Authority, to discharge bulk shipments of synthetic rutile (“SR”) and Barite from cargo vessels directly into trucks for delivery to our plant.   The site has its own railhead and easy access to major highways linking it to the rest of the United States and to Mexico.  Our products, HITOX®, BARTEX®, HALTEX®, OPTILOAD® and TIOPREM®, are all produced at this location.

Asian Operations

We acquired our Asian operation, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), in 2000.  Located in Ipoh, Perak, Malaysia, close to the port of Lumut, TMM is a processor of ilmenite, upgrading it to SR.  This material is the basic raw material for the production of HITOX and TIOPREM, but is also used as feed stock for white TiO2 and as a component in welding rod flux.  The site has its own processing lines to manufacture HITOX and TIOPREM.  The sales team and the quality assurance laboratory for Asia are located at the offices in Ipoh.

During the fourth quarter of 2014, we made a strategic decision to take a portion of TMM’s SR production capacity out of service and reduce its work force by approximately 50%.  We incurred a non-cash $2,140,000 associated with the write-off of the book value of the production equipment that was taken out of service and incurred approximately $314,000 in severance costs which were reflected in our fourth quarter results.

European Operations

In 2001, we acquired our European operation, TOR Processing and Trade, B.V. (“TPT”).  Situated within reach of the major shipping port of Rotterdam, TPT, located in Hattem, Netherlands, specializes in the manufacturing of premium alumina products ALUPREM® and BAYRPREM®  for use worldwide.  Customer applications, quality assurance laboratory and support facilities for Europe are located in Hattem.  Our global headquarters in Texas provides customer service and shipping logistics for TPT’s North American customers.

Our Products

TOR and its subsidiaries operate in the business of mineral product manufacturing in three geographic segments.  All U.S. manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company’s wholly-owned subsidiaries, TMM and TPT.  Our products are currently marketed in the United States and in more than 60 other countries.  We sell our products through a network of direct sales representatives employed by the Company and independent stocking distributors in the United States, as well as distributors and agents overseas.  Our sales representatives sell directly to end-users and provide technical support and market guidance for our independent distribution network.

Below is a list of our current specialty mineral products and a brief description of the unique characteristics which lend to the high performance of these specialty products.

ALUPREM

Premium Alumina Trihydrate (“ATH”) and Boehmite (“AMH”) products are produced at our European operation and are designed for the most demanding worldwide applications. In-house engineered surface treatment is available for enhanced performance benefits.

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

HITOX

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

BARTEX and BARYPREM

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

OPTILOAD

OPTILOAD ATH, specially developed for “Optimum Loading”, offers a halogen-free solution for passing the most stringent flame retardant and smoke suppressant requirements. With increasing legislative concerns over smoke and toxicity associated with older halogenated systems, interest in re-formulation with OPTILOAD is growing.  Produced at our U.S. operation, the low viscosity OPTILOAD series offers high performance in a wide range of thermoset composite applications including SMC, BMC, pultrusion, resin infusion and spray-up / hand lay-up.

HALTEX

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

TIOPREM

TIOPREM is a high performance TiO2 colored hybrid pigment produced at both the U.S. and Asian operations. TIOPREM offers excellent heat stability making it suitable for use in high temperature resins and coatings. Typical applications are plastic master batch, color concentrates and liquid color. TIOPREM exhibits good opacity and is cost-effective in formulation, partially replacing more expensive heat stable pigments as well as white TiO2.

SYNTHETIC RUTILE

SR, the basic building block for HITOX and TIOPREM, is manufactured at our Asian operation using the Benilite process for producing SR from ilmenite ore.  TMM primarily produces SR for internal consumption required by both the U.S. and Asian Operations.

During the fourth quarter of 2014, we made a strategic decision to take a portion of TMM’s SR production capacity out of service and reduce its work force by approximately 50%.  We incurred a non-cash $2,140,000 associated with the write-off of the book value of the production equipment that was taken out of service and incurred approximately $314,000 in severance costs which were reflected in our fourth quarter results.

Raw Materials and Energy

We utilize a variety of raw materials in the manufacture of our products.  Outlined below are the principal raw materials for TOR’s products.

ALUPREM:  Alumina trihydrate (“ATH”), the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases ATH from various suppliers in Europe.  The average prices for ATH remained stable in 2014.

BARTEX / BARYPREM:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce our BARTEX and BARYPREM product lines.  The average price for this grade of barites remained stable in 2014.  The availability of finer grade barites in China are beginning to decline.  As a result, the price for the barites used in BARTEX may increase over the next year.

HALTEX / OPTILOAD:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of four suppliers located in the U.S.  The average price for the Bayer grade aluminum remained stable in 2014.

HITOX / TIOPREM:  SR, produced from TMM’s SR plant, is the primary raw material used in the production of our HITOX and TIOPREM.  The cost of producing SR remained relatively flat during 2014.  As of the end of December 2014, we had an inventory of SR to support production of our HITOX and TIOPREM products, at both TMM and our U.S. operation, for 12 to 18 months and have secured two alternate sources of SR to support a portion of our production going forward.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Electricity is the predominate source of energy at each of our three operations.  In addition, natural gas is used as a source of energy in Corpus Christi and fuel oil is used at TMM in the production of SR.  In Corpus Christi, the average price of electricity increased approximately 4% in 2014; and, the average price of natural gas increased 20%.  At TMM, the average price for electricity remained stable and the average price of fuel oil decreased approximately 6%.  Energy prices at TPT, primarily electricity, remained flat in 2014.

Research and Development / Technical Services

Our expenditures for research and development and technical services decreased approximately $453,000 in 2014.  We conduct our research and technical service primarily at our facilities in Corpus Christi, and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

Marketing and Customers

Sales and Marketing Department Organization

TOR’s sales efforts are managed out of Corpus Christi, Texas, by the Executive Vice President.  We have sales offices at our U.S., Asian and European operations.  Area and product managers report to the Executive Vice President and assist with customer, agent and distributor relations.

Independent Distributors and Agents

We utilize a network of both domestic and foreign independent distributors and agents.  Within North America there are multiple agents serving us on either a regional or a product basis.  In most other countries there is one stocking distributor who purchases directly from TOR and resells in their territory.  In certain large countries there may be multiple distributors.  Our use of domestic and foreign distributors and agents allows us to have the benefit of sales specialists with specific trade knowledge in each country.

Customers

Our end-use customers include companies in the paints, coatings, plastics and catalyst industries.  For the year ended December 31, 2014 and 2013, one of our customers represented 23% and 20%, respectively, of our total consolidated sales.

Geographic Distribution

We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  For the years ended December 31, 2014 and 2013, Germany represented 25% and 20%, respectively, of our sales outside the U.S.  Sales to external customers are attributed to geographic area based on the country of distribution.

A summary of the Company’s sales by geographic area is presented below:

(In thousands)	2014		2013
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$27,150	58%	$25,517	56%
Canada, Mexico & South/Central America	4,627	10%	4,500	9%
Pacific Rim	4,630	10%	5,813	13%
Europe, Africa & Middle East	10,323	22%	10,191	22%
Total Sales	$46,730	100%	$46,021	100%

Competition

We experience competition with respect to each of our products.  In order to maintain and grow sales volumes, we must rely on our ability to innovate to add value as well as to manufacture and distribute products at competitive prices.  We believe that quality, delivery on schedule and price are the principal competitive factors.  Due to the nature and the size of our company as compared to others in the industry, we are not price leaders, but are price followers.  While we generally attempt to increase prices to offset cost increases, these actions tend to lag the cost increases.

Our competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products and, more recently, we have faced competition from a large number of smaller Chinese suppliers.  A number of these competitors are owned and operated by large diversified corporations.  Many of these competitors, such as E.I. DuPont de Nemours & Co., Inc., Kronos Inc. and J.M. Huber, have substantially greater financial and other resources, and their share of industry sales is substantially larger than ours.

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

TMM's SR plant is required to be licensed by the Malaysian Atomic Energy Licensing Board ("AELB") because the ilmenite used by the plant is derived from tin tailings, which are a source of small amounts of monazite and hafnium, which are radioactive rare earth compounds.  As part of the AELB licensing requirements, TMM is required to maintain a monitoring program for various emissions from the plant.  The monitoring is done in-house by TMM personnel and results are reported to the AELB as required.  The plant is subject to various other licensing and permitting requirements, all of which TMM is currently in compliance.

TPT operates an alumina processing plant in Hattem, The Netherlands, and is governed by rules promulgated by both The Netherlands and the European Community.  We believe that the Hattem plant is in compliance with all applicable environmental and safety regulations.

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of March 17, 2015, we did not have a significant backlog of customer orders.

Seasonality

Our business is closely correlated with the construction industry and its demand for materials that use pigments, such as paints and plastics.  This has generally led to higher sales in our second and third quarters due to increases in construction and maintenance during warmer weather.  Also, pigment consumption is closely correlated with general economic conditions.  When the economy is in an expansionary state, there is typically an increase in pigment consumption, while a slowdown in the economy typically results in decreased pigment consumption.  When the construction industry or the economy is in a period of decline, TOR's sales and profits are likely to be adversely affected.

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products.  Seven of TOR’s products, HITOX (4/30/2015), ALUPREM (7/29/2023), HALTEX (7/28/2022), BARTEX (2/24/2017), TIOPREM (8/5/2018), OPTILOAD (10/27/2019), and BARYPREM (8/30/2016), are marketed under names which have been registered with the United States Patent and Trademark Office.  Expiration dates are shown in parenthetical phrases following each product in the proceeding sentence.  Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2014, our U.S. operations had 29 full-time employees, our European operation had 38 employees, and our Asian operation had 109 employees, of which 47 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all of our employees are good.

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

In addition to the factors discussed in the “Forward-Looking Statement” at the beginning of this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company.  In addition, you should know that the risks and uncertainties described below are not the only risks and uncertainties that we face.  Unforeseen risks could arise and problems or issues that we now view as minor could become more significant.  If we were unable to adequately respond to any risks, our business, financial condition and results of operations could be materially adversely affected.  Additionally, we cannot be certain or give any assurances that any actions taken to reduce known risks or uncertainties will be successful.

Our foreign debt is subject to subjective acceleration provisions and demand provisions that allow our lending institutions to accelerate payment at any time.  If our foreign debt were accelerated under the demand provisions, our working capital and financial condition would be severely impacted.

Our subsidiaries are parties to loan agreements with banks in Malaysia and The Netherlands that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia and The Netherlands for such facilities.  At December 31, 2014, our foreign debt consisted of $3,663,000 under the short-term credit facilities and $2,234,000 under the term loans.

If demand is made by the banks, we will require additional debt or equity financing to meet our working capital and operational requirements and to refinance our maturing or demanded indebtedness.  Should we find it necessary to raise additional funds, we may find that such funds are either not available or are available only on terms that are unattractive in terms of shareholders’ interest.  If this debt could not be repaid or refinanced, the banks could foreclose and sell our foreign operations, which would adversely affect our financial condition and liquidity.

Our business is affected by global economic factors including risks associated with declining economic conditions.

Our financial results are substantially dependent upon overall economic conditions in the United States, the European Union and Asia.  Declining economic conditions or negative perceptions about economic conditions in any or all of these locations could result in a substantial decrease in demand for our products and could adversely affect our business.

Uncertain economic conditions and market instability make it difficult for us, our customers and our suppliers to forecast demand trends.  Declines in demand would place additional pressure on our results of operations.  The timing and extent of any changes to currently prevailing market conditions is uncertain and supply and demand may be unbalanced at any time.  Consequently, at present, we are unable to accurately predict future economic conditions or the effect of such conditions on our financial conditions or results of operations, and we can give no assurances as to the timing, extent or duration of the current or future economic cycles impacting our industry.

We have undertaken cost-savings initiatives to improve our operating performance, but we may not be able to implement and/or administer these initiatives in the manner contemplated and these initiatives may not produce the desired results.

We have undertaken cost-savings initiatives and may undertake additional cost-savings initiatives in the future. These initiatives involve, among other things, staff reductions. Although we expect these initiatives to help us achieve incremental cost savings and operational efficiencies, we may not be able to implement and/or administer these initiatives, including staff reductions, in the manner contemplated, which could cause the initiatives to fail to achieve the desired results. Additionally, the implementation of these initiatives may result in impairment charges, some of which could be material. Even if we do implement and administer these initiatives in the manner contemplated, they may not produce the desired results. Accordingly, the initiatives that we have implemented and those that we may implement in the future may not improve our operating performance and may not help us achieve cost savings. Failure to successfully implement and/or administer these initiatives could have an adverse effect on our financial performance.

We strive to improve operating margins through sales growth, price increases, productivity gains, and improved purchasing techniques, but we may not achieve the desired improvements.

We work to improve operating profit margins through activities such as growing sales to achieve increased economies of scale, increasing prices, improving manufacturing processes, and adopting purchasing techniques that lower costs or provide increased cost predictability to realize cost savings. However, these activities depend on a combination of improved product design and engineering, effective manufacturing process control initiatives, cost-effective redistribution of production, and other efforts that may not be as successful as anticipated. The success of sales growth and price increases depends not only on our actions but also on the strength of customer demand and competitors' pricing responses, which are not fully predictable. Failure to successfully implement actions to improve operating margins could adversely affect our financial performance.

Our businesses depend on a continuous stream of new products, and failure to introduce new products could affect our sales, profitability and liquidity.

One way that we remain competitive is by developing and introducing new and improved products on an ongoing basis. Customers continually evaluate our products in comparison to those offered by our competitors. A failure to introduce new products at the right time that are price competitive and that provide the features and performance required by customers could adversely affect our sales, or could require us to compensate by lowering prices. In addition, when we invest in new product development, we face risks related to production delays, cost over-runs and unanticipated technical difficulties, which could impact sales, profitability and/or liquidity.

Our strategy includes seeking opportunities in new growth markets, and failure to identify or successfully enter such markets could affect our ability to grow our revenues and earnings.

Certain of our products are sold into mature markets and part of our strategy is to identify and enter into markets growing more rapidly. These growth opportunities may involve new geographies, new product lines, new technologies or new customers. We may not be successful capitalizing on such opportunities and our ability to increase our revenue and earnings could be impacted.

The markets for our products are highly competitive and subject to intense price competition, which could adversely affect our sales and earnings performance.

Our customers typically have multiple suppliers from which to choose. If we are unwilling or unable to provide products at competitive prices, and if other factors, such as product performance and value-added services do not provide an offsetting competitive advantage, customers may reduce, discontinue, or decide not to purchase our products. If we could not secure alternate customers for lost business, our sales and earnings performance could be adversely affected.

Our multi-jurisdictional tax structure may not provide favorable tax efficiencies.

We conduct our business operations in the United States, Malaysia and The Netherlands and are subject to taxation in those jurisdictions. While we seek to minimize our worldwide effective tax rate, our corporate structure may not optimize tax efficiency opportunities. We develop our tax position based upon the anticipated nature and structure of our business and the tax laws, administrative practices and judicial decisions now in effect in the countries in which we have operations, which are subject to change or differing interpretations. In addition, our effective tax rate could be adversely affected by several other factors, including: increases in expenses that are not deductible for tax purposes, the tax effects of restructuring charges or purchase accounting for acquisitions, changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairment, and a change in our decision to indefinitely reinvest foreign earnings. Further, we are subject to review and audit by both domestic and foreign tax authorities, which may result in adverse decisions. Increased tax expense could have a negative effect on our operating results and financial condition.

We are exposed to risks associated with acts of God, terrorists and others, as well as fires, explosions, wars, riots, accidents, embargoes, natural disasters, strikes and other work stoppages, quarantines and other governmental actions, and other events or circumstances that are beyond our control.

We are exposed to risks from various events that are beyond our control, which may have significant effects on our results of operations. While we attempt to mitigate these risks through appropriate loss prevention measures, insurance, contingency planning and other means, we may not be able to anticipate all risks or to reasonably or cost-effectively manage those risks that we do anticipate. As a result, our operations could be adversely affected by circumstances or events in ways that are significant and/or long lasting.

The risks and uncertainties identified above are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect us. If any known or unknown risks and uncertainties develop into actual events, these developments could have material adverse effects on our financial position, results of operations, and cash flows.

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

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for approximately 46% of our consolidated sales revenues in 2014.  As a result, a decrease in sales volume of any one of our top 10 customers could have a material impact on our business, operating results, and financial condition.  For the year ended December 31, 2014, one customer represented approximately 23% of our total consolidated sales and the loss of this customer could have a material impact on our business, operating results and financial condition.

Foreign currency fluctuations could adversely impact our financial condition.

Because we own assets located outside of the United States and have revenues and expenses in currencies other than the U.S. Dollar, we may incur currency transaction and translation losses due to changes in the values of foreign currencies and in the value of the U.S. Dollar.  Foreign currency exposure from transactions and commitments denominated in currencies other than the functional currency are managed by selectively entering into derivative transactions.  Translation exposure associated with translating the functional currency financial statements of our foreign subsidiaries into U.S. Dollars is generally not hedged.  Upon translation to the U.S. Dollar, operating results could be significantly affected by foreign currency exchange rate fluctuations.  We cannot predict the effect of changes in exchange rate fluctuations upon future operating results.  (See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters -Foreign Operations – Impact of Exchange Rate”).

We are required to make estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with generally accepted accounting principle in the United States of America (“GAAP”), we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from previously estimated amounts under different conditions and assumptions.

Our competitors are established companies that have greater experience than us in a number of crucial areas, including manufacturing and distribution.

There is intense competition with respect to each of our products.  In order to maintain sales volume, we must consistently deliver high quality products on schedule at competitive prices.  Our competitors range from large corporations with full lines of production capabilities and products, such as E. I. DuPont de Nemours & Co., Inc., Kronos, Inc., and J. M. Huber, to small local firms specializing in one or two products and, more recently, we have faced competition from a large number of smaller Chinese suppliers.  The established companies have significantly greater experience than us in manufacturing and distributing products and have considerably more resources and market share than we do.  We may have difficulty competing with these companies.

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

The Company’s business involves the storage and transmission of the Company’s and its customers’ and suppliers’ proprietary information, and security breaches could expose it to a risk of loss or misuse of this information, litigation and potential liability. A number of companies have disclosed security breaches, some of which have involved intentional attacks. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at the Company, its customers, or both. If an actual or perceived breach of security occurs, customer and/or supplier perception of the effectiveness of the Company’s security measures could be harmed and could result in the loss of customers, suppliers or both. Actual or anticipated attacks and risks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A person who is able to circumvent the Company’s security measures could misappropriate the Company’s or its customers’ and suppliers’ proprietary information, cause interruption in its operations, damage its computers or those of its users, or otherwise damage its reputation and business. Any compromise of security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence in its security measures, which could harm its business.

The Company’s servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. The Company may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by the Company or by persons with whom it has commercial relationships that result in the unauthorized release of its users’ personal information, could damage its reputation and expose it to a risk of loss or litigation and possible liability.

Doing business in foreign countries carries certain risks that are not found in doing business in the United States.

We currently derive a portion of our revenues from operations in Malaysia and The Netherlands.  We believe that currently the risks of doing business in Malaysia and The Netherlands are not significant, however, future risks of doing business in these countries, which could result in losses for which we are not insured, include, but are not limited to, the following:

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

As of the date of this report, we do not have any unresolved staff comments.

Item 2.	Properties

We believe that all of the facilities and equipment of the Company are adequately insured, in generally good condition, well maintained, and generally suitable and adequate to carry on our business.

United States Operations

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM.  During 2014, the Corpus Christi plant operated at approximately 65% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own.  The lease payment is subject to adjustment every five years for what the Port calls the "equalization valuation."  This equalization valuation is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

We own the improvements on the plant site, including a 3,400 square-foot office, a 5,000 square-foot laboratory building, a maintenance shop and several manufacturing and warehousing buildings containing a total of approximately 90,000 square feet of space.  The leased premises includes approximately 350 lineal feet of bulk-headed industrial canal frontage, which provides access to the Gulf of Mexico inter-coastal waterway system through the Corpus Christi ship channel.  This property is also serviced by a Company owned railroad spur that runs through our property to the canal.

The Corpus Christi plant and improvements are encumbered by a lien held by American Bank.  (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity – United States Operations”).

European Operations

Our European Operation, TPT, is located in Hattem, The Netherlands, near the major shipping port of Rotterdam.  TPT, which completed an expansion of their ALUPREM production capacity in late 2011, operated at approximately 85% of capacity in 2014.  The factory site, which the Company owns, was expanded in 2004 from approximately one acre to two acres and consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building which was purchased in July 2004, and a 10,000 square foot warehouse with a loading dock which was purchased in January 2005.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity – European Operations”).

Asian Operations

Our Asian Operation, TMM, operates the SR manufacturing plant in Ipoh, Malaysia, and is close in proximity to the Port of Lumut.  The plant site has 38 acres of land that TMM has a commitment to use through 2074.  The TMM plant operated at approximately 50% of capacity in 2014.

TMM owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

The Malaysian plant and improvements are encumbered by liens held by HSBC Bank and RHB Bank.  (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity – Asian Operations”).

Item 3.	Legal Proceedings

As of the date of this report, we are involved in a legal proceeding which is incidental to our business.  Information called for by this Item is incorporated by reference to Note 19 to our Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures

As we are not the operator of a coal mine or other mine, Item 4 is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our Common Stock trades on the NASDAQ Capital Market under the symbol “TORM”.  The table below sets forth the high and low sales prices for our Common Stock for the periods indicated, according to NASDAQ.  On March 09, 2015, the closing trading price of our Common Stock was $6.3252 and 583 shares were traded.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2014	High	$10.840	$11.300	$10.120	$8.590
	Low	9.839	9.390	8.500	7.436
2013	High	$13.500	$12.210	$11.800	$12.123
	Low	10.570	11.000	10.750	9.782

No cash dividends have ever been paid on our Common Stock.  We currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of shareholders of record of TOR’s Common Stock as of March 17, 2015 was 48.

Indemnification of Directors and Officers

The Company maintains a “Directors and Officers” insurance policy under which the Directors and Officers of the Company are indemnified against liability, which he/she may incur in his/her capacity as such.

Issuer Purchases of Equity Securities

The Company has no reportable purchases of equity securities.

Item 6.	Selected Financial Data

Not applicable as we are a smaller reporting company.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

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

Our U.S. operation, located in Corpus Christi, Texas, is also the global headquarters for the Company.  The U.S. operation manufactures HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM.  TPT, our European operation, located in Hattem, the Netherlands, manufactures Alumina based products and BARYPREM and our Asian operation, located in Ipoh, Malaysia, manufactures HITOX, TIOPREM and SR. (See “Item 1. Business - Our Products”).

Approximately 42% of our 2014 sales are outside of the United States.  Of these sales, approximately 52% are in currencies other than the U.S. Dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the U.S. Dollar.  (See “- Other Matters - Foreign Operations – Impact of Exchange Rate”).

Our business is closely correlated with the construction industry and its demand for materials that use pigments, such as paints and plastics.  This has generally led to higher sales in our second and third quarters due to increases in construction and maintenance during warmer weather.  Also, pigment consumption is closely correlated with general economic conditions.  When the economy is in an expansionary state, there is typically an increase in pigment consumption while a slowdown in the economy typically results in decreased pigment consumption.  When the construction industry or the economy is in a period of decline, TOR's sales and profits are likely to be adversely affected.

Below are our results for the years ended December 31, 2014 and 2013.

(In thousands)	Years Ended December 31,
	2014	2013
NET SALES	$46,730	$46,021
Cost of sales	40,111	42,566
GROSS MARGIN	6,619	3,455
Technical services and research and development	199	652
Selling, general and administrative expenses	4,809	4,722
Loss on disposal of assets	2,140	10
OPERATING LOSS	(529)	(1,929)
OTHER INCOME (EXPENSE):
Interest expense	(354)	(389)
Gain (loss) on foreign currency exchange rate	114	(140)
Other, net	28	18
Total Other Expense	(212)	(511)
LOSS BEFORE INCOME TAX	(741)	(2,440)
Income tax benefit	(187)	(824)
NET LOSS	$(554)	$(1,616)

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

Management Outlook for the Future:

We are a niche specialty mineral company.  Our strategy is to continue to bring new, high-value added products to market while improving efficiencies and lowering our costs.  We seek to manage risks of the cyclical industry in which we operate through our geographic and product diversification. Having operating segments on three continents gives us geographic diversification and affords us the flexibility of possibly offsetting weakness in one area of the world by increasing sales in other areas.

Going forward, our focus will continue to be on the development of new specialty mineral products that are capable of being marketed as premium products with enhanced performance characteristics, as compared to commodity products.  The high-value added characteristics of these products typically generate a higher margin than many commodity products.

In the past several years, we have become a leading provider of ultra-white and high-purity fire retardant fillers across Europe.  In addition, we have introduced new specialty aluminas for applications outside of the plastics markets.  We are currently working with several new and existing customers to develop new applications for our specialty hydrated alumina products.  Despite the downturn in the European economy during 2014, sales resulted in year-over-year revenue growth of approximately 20% for the ultra-white and high-purity fire retardant fillers; and, our AMH products, distributed in both Europe and the United States, experienced year-over-year revenue growth of 39%.

As is the case with many of our competitors, we faced strong headwinds in the TiO2 pigment market and experienced decreased volumes in our HITOX, TIOPREM and SR products.  We lowered our selling prices during the first quarter of 2014 and the negative pricing and volume comparisons continued throughout 2014.  While U.S. producers of TiO2 pigment experienced a decline in 2014, the Chinese TiO2 pigment exports increased 63% during 2014.  Approximately 9% of the Chinese TiO2 pigment exports go to the United States.  As a result, the negative pricing comparisons are anticipated to continue until mid-2016.

The Company made the strategic decision during the fourth quarter of 2014 to take a portion of our production capacity out of service at TMM’s SR plant and reduce the work force there by approximately 50%.  As of the end of December 2014, we had sufficient SR inventory to support production of our specialty TiO2 color pigment products for 12 to 18 months and have secured alternate sources of SR to support a portion of TMM’s production going forward.  We incurred a non-cash loss of $2,140,000 associated with the book value of the production equipment that was taken out of service and incurred approximately $319,000 in severance costs, which are included in the Consolidated Statement of Operations under “Loss on disposal of assets” and “Selling, general and administrative expense”, respectively.  This action should result in savings of our overall cost of SR in the future.

Despite the current TiO2 market trends, we anticipate that the continued growth in our specialty mineral produces will partially offset the difficult conditions we face in our HITOX, TIOPREM and SR product lines.

Actual results could differ materially from those indicated by these forward looking statements because of various risks and uncertainties.  See the information discussed under the caption Forward Looking Statements appearing below the Table of Contents of this report.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

Results of Operations

The Company and its subsidiaries operate in three geographic segments.  Product sales between the U.S., Asian and European operations are based on inter-company pricing which includes an inter-company profit margin.  The inter-company sales are excluded from our consolidated sales and from the sales of each of our three geographic segments.

Net Sales:  Consolidated net sales for 2014 increased approximately 2% as compared with 2013, primarily due to an increase in our ALUPREM product line.

Below is a summary of our consolidated products sales for 2014 and 2013 (in thousands):

Product	2014		2013		Variance
ALUPREM	$18,516	39%	$14,662	32%	$3,854	26%
HITOX	13,265	28%	14,004	30%	(739)	-5%
BARTEX / BARYPREM	8,848	20%	7,882	17%	966	12%
HALTEX / OPTILOAD	3,182	7%	3,427	8%	(245)	-7%
TIOPREM	856	2%	1,817	4%	(961)	-53%
SR	1,365	3%	3,527	8%	(2,162)	-61%
OTHER	698	1%	702	1%	(4)	-1%
Total	$46,730	100%	$46,021	100%	$709	2%

ALUPREM sales increased 26% worldwide in 2014 primarily due to an increase in volume and product mix of 20% and 6%, respectively.  The increase in volume was experienced in both the U.S. and the European markets, which increased 21% and 19%, respectively.

HITOX sales decreased 5% in 2014 primarily due to a decrease in selling price.  As the Chinese continue to increase exports of TiO2 pigment, it is estimated that the decline in selling prices will continue at least into the second quarter of 2016.  Geographically, HITOX sales increased 1% at the U.S. operation and decreased 18% and 15% at the European and Asian operations, respectively, as compared to the year ended December 31, 2013.

BARTEX/BARYPREM sales increased approximately 12% in 2014 primarily due to an increase volume.  BARTEX, which is sold primarily in the U.S. market, increased 13% and sale of BARYPREM in the European market increased 8%.

HALTEX/OPTILOAD sales decreased approximately 7% in 2014 primarily due to a decrease in volume of 9% which was partially offset by a shift in product mix of 2%.
TIOPREM sales decreased 53% in 2014 primarily due to a decrease in volume and selling price of 48% and 5%, respectively.

SR sales decreased approximately 61% in 2014 due to a decrease in volume.  We typically only produce SR for our own internal consumption, however, we entered into a third party sales agreement during the latter half of 2013 and the order was completed during the first quarter of 2014.

Other Product sales were flat in 2014 as a decrease in the sale of a by-product TMM was offset by an increase in other product sales at the U.S. operation.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

United States Operations

Below is a summary of net sales for our U.S. operation for 2014 and 2013 (in thousands).  All inter-company sales have been eliminated.

Product	2014		2013		Variance
ALUPREM	$10,958	35%	$9,109	30%	$1,849	20%
HITOX	9,004	28%	8,957	30%	47	1%
BARTEX	7,244	23%	6,402	21%	842	13%
HALTEX / OPTILOAD	3,182	10%	3,427	12%	(245)	-7%
TIOPREM	733	2%	1,537	5%	(804)	-52%
OTHER	656	2%	587	2%	69	12%
Total	$31,777	100%	$30,019	100%	$1,758	6%

ALUPREM sales in the United States increased 20% in 2014 primarily due to an increase in volume of a significant U.S. customer.
HITOX sales in the United States increased 1% during 2014 due to an increase in volume of 4% being offset by a decrease in selling price of 3%.
BARTEX sales in the United States increased 13% in 2014 primarily due to an increase in volume of 14% which was partially offset by a shift in product mix of 1%.
HALTEX/OPTILOAD sales in the United States decreased approximately 7% in 2014 primarily due to a decrease in volume of 9% which was partially offset by a shift in product mix of 2%.
TIOPREM sales in the United States decreased 52% in 2014 primarily due to a decrease in volume and selling price of 46% and 6%, respectively.
Other Product sales in the United States increased 12% in 2014 primarily due to an increase in volume.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

European Operations

TPT manufactures and sells ALUPREM to third party customers, as well as to our U.S. operations for distribution to our North American customers.  TPT purchases HITOX from our Asian operation for distribution in Europe.  The following table represents TPT’s sales (in thousands) for 2014 and 2013 to third party customers.  All inter-company sales have been eliminated.

Product	2014		2013		Variance
ALUPREM	$7,558	74%	$5,553	67%	$2,005	36%
BARYPREM	1,604	16%	1,480	18%	124	8%
HITOX	895	9%	1,095	13%	(200)	-18%
TIOPREM	97	1%	127	2%	(30)	-24%
Total	$10,154	100%	$8,255	100%	$1,899	23%

ALUPREM sales in Europe increased 36% in 2014 due to an increase in volume and product mix of 19% and 17%, respectively.  The increase in European sales volume is primarily due to an increase in TPT’s specialty ultra-white and high-purity fire retardant fillers, as well as working with new and existing customers to develop new applications for our specialty hydrated alumina products.

BARYPREM sales in Europe increased 8% in 2014 primarily due to an increase of 4% in both volume and selling price.
HITOX sales in Europe decreased 18% in 2014 primarily due to a decrease in volume and selling price of approximately 15% and 3%, respectively.
TIOPREM sales in Europe decreased approximately 24% in 2014 primarily due to a decrease in volume.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

Asian Operations

TMM manufactures and sells SR and HITOX to third party customers, as well as to our U.S. and European operations.  The following table represents TMM’s sales (in thousands) for 2014 and 2013 to third party customers.  All inter-company sales have been eliminated.

Product	2014		2013		Variance
HITOX	$3,366	70%	$3,952	51%	$(586)	-15%
TIOPREM	26	1%	153	2%	(127)	-83%
SR	1,365	28%	3,527	46%	(2,162)	-61%
OTHER	42	1%	115	1%	(73)	-63%
Total	$4,799	100%	$7,747	100%	$(2,948)	-38%

HITOX sales in Asia decreased 15% in 2014 due to a decrease in selling price and volume of 13% and 2%, respectively, primarily due to the increase in Chinese TiO2 exports.
TIOPREM sales in Asia decreased 83% in 2014 due to a decrease in volume.

SR sales in Asia decreased approximately 61% in 2014 due to a decrease in volume.  We typically only produce SR for our own internal consumption, however, we entered into a third party sales agreement during the latter half of 2013 and the order was completed during the first quarter of 2014.

Other product sales in Asia decreased 63% in 2014 due to a decrease in sales volume of TMM’s by-products.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the years ended December 31, 2014 and 2013.

(In thousands)	Years Ended December 31,
	2014	2013
NET SALES	$46,730	$46,021
Cost of sales	40,111	42,566
GROSS MARGIN	$6,619	$3,455
GROSS MARGIN %	14%	8%

Gross margin increased approximately 6% in 2014.  The increase in gross margin is primarily attributable to a reduction in inventory adjustments of approximately 4% and a decrease in raw material cost and idle plant time of approximately 2%. For the year ended December 31, 2013, the Company experienced a write down of approximately $1.3 million in inventory, primarily related to HITOX and SR, from the cost to estimated market value; however, the Company determined that a write down was not required for the year ended December 31, 2014.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses (“SG&A”) increased approximately 2% in 2014 primarily related to an increase in salary expense of approximately 4% which was offset by a reduction in consulting fees of approximately 2%.  The increase in salary expense was primarily for severance pay related to a reduction in workforce at TMM during the fourth quarter of 2014.

Interest Expense:  Interest expense decreased approximately 9% in 2014 due to lower average short-term and long-term debt.

Income Taxes:  We recorded an income tax benefit of approximately $187,000 in 2014.  The 2014 income tax benefit was primarily related to tax operating losses for the current year for which no valuation allowance has been provided.  The following table represents the components of our income tax expense:

	Components of Income Tax Expense (Benefit)
	Years Ended December 31,
	2014			2013
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$94	$94	$-	$(518)	$(518)
State	8	-	8	7	-	7
Foreign	455	(744)	(289)	265	(578)	(313)
Total Income Tax Expense (Benefit)	$463	$(650)	$(187)	$272	$(1,096)	$(824)

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents decreased $263,000 from the end of 2013 to the end of 2014.  Operating activities provided $4,556,000 and we used $2,064,000 and $2,271,000 in investing activities and financing activities, respectively.  The effect of the exchange rate fluctuations accounted for a decrease in cash of $484,000.

	Years Ended December 31,
(In thousands)	2014	2013
Net cash provided by (used in)
Operating activities	$4,555	$860
Investing activities	(2,064)	(4,227)
Financing activities	(2,270)	3,579
Effect of exchange rate fluctuations	(484)	(91)
Net increase (decrease) in cash and cash equivalents	$(263)	$121

Operating Activities

Below are the major changes in working capital affecting cash provided by operating activities during the year ended December 31, 2014.

Trade Accounts Receivable:  Trade  accounts receivable increased approximately $556,000 from the end of 2013 to the end of 2014.  Accounts receivable increased $1,077,000 and increased $106,000 at the U.S. operation and TPT, respectively.  Accounts receivable at TMM decreased $627,000.  The increases at the U.S. operation and at TPT were primarily related to an increase in fourth quarter sales of 7% and 3%, respectively, as compared to same period of 2013.  The decrease at TMM primarily relates to the timing of an SR sale during the fourth quarter of 2013 for which funds were received during 2014.

Inventories: Inventories increased $343,000 from the end of 2013 to the end of 2014.  Inventories at the U.S. operations and TPT increased $690,000 and $349,000, respectively, primarily related to an increase in raw materials.  Inventory at TMM decreased $696,000 primarily related to a reduction in raw materials.

Other Current Assets: Other current assets increased $180,000 during the year ended December 31, 2014, primarily related to the timing of deposits paid on inventory and equipment at TPT.
Federal Income Tax Refund: The U.S. operations received a federal tax refund of approximately $431,000 related to the carry-back to a previous tax year.

Accounts Payable and Accrued Expenses:  Accounts payable and accrued expenses increased $794,000 from the end of 2013 to the end of 2014 due to an increase at both TPT and TMM primarily related to the timing of purchases.

Investing Activities

We used cash of $2,064,000 in investing activities during the year ended December 31, 2014.  Net investments for each of our three segments are as follows:

U.S. Operation: We invested approximately $804,000 in 2014 primarily related to production equipment and capital maintenance.
European Operation: We invested $1,199,000 at TPT during 2014 for new equipment to increase the production capacity of ALUPREM.
Asian Operation: We invested $61,000 in 2014 at TMM primarily related to capital maintenance.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

As noted in our critical accounting policies related to property, plant and equipment on page 28, we expense routine maintenance and repair costs to operations as incurred and major improvements extending the asset lives are capitalized.

Financing Activities

During the year ended December 31, 2014, we used $2,270,000 related to financing activities.  Significant factors relating to financing activities include the following:

Lines of Credit

U.S. operations: Borrowings on our U.S. line of credit were not utilized by the Company during 2014.

European Operations: Borrowings on TPT’s line of credit decreased $359,000 for the year ended December 31, 2014.

Asian Operations: Borrowings on TMM’s line of credit decreased $78,000 for the year ended December 31, 2014.

Export Credit Refinancing (“ECR”) – TMM’s borrowing on the ECR decreased $845,000 for the year ended December 31, 2014.

Capital Leases – TPT’s capital lease decreased $10,000 for the year ended December 31, 2014.

Long-term Debt

U.S. Operations: Our U.S. long-term debt decreased $424,000 for the year ended December 31, 2014.

European Operations: TPT’s long-term debt decreased $239,000 for the year ended December 31, 2014.

Asian Operations: TMM’s long-term debt decreased $327,000 for the year ended December 31, 2014.

Issuance of Common Stock and Options: We received proceeds of $12,000 from the issuance of common stock during 2014.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

Liquidity

Long-term Debt – Financial Institutions

Below is a summary of our long-term debt to financial institutions as of December 31, 2014 and 2013:

(In thousands)	December 31,
	2014	2013
Fixed rate term note payable to a U.S. bank, with an interest rate of 5.5% at December 31, 2014, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$486	$911
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at December 31, 2014, due July 1, 2029, secured by TPT's land and office building. (€236)	286	351
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at December 31, 2014, due January 31, 2030, secured by TPT's land and building. (€262)	316	386
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at December 31, 2014, due July 31, 2015. Paid in full December 30, 2014.	-	80
Fixed rate Euro term note payable to a Netherlands bank. Paid in full on June 30, 2014.	-	139
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at December 31, 2014, due March 1, 2015, secured by TMM's property, plant and equipment. (RM 1,458)	417	801
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at December 31, 2014, due October 25, 2018, secured by TMM's property, plant and equipment. (RM 4,250)	1,215	1,290
Total	2,720	3,958
Less current maturities	1,113	1,040
Total long-term debt - financial institutions	$1,607	$2,918

United States Operations

U.S. Credit Agreement and Term Loan

On December 31, 2010, the Company entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”).  The Agreement consists of a $2 million term loan, which matures January 1, 2016 and a $2 million line of credit.  The term loan bears interest at a fixed rate of 5.5% per annum.  Monthly principal and interest payments commenced on February 1, 2011.  The monthly principal and interest payment is $38,620.  At December 31, 2014, the balance on the term loan was $486,000.

The Agreement is secured by certain assets of the Company which are located in the United States or which arise from the Company’s operations in the United States.  Collateral under the Agreement does not include the Company’s ownership or other interests in TMM and TPT, any assets or operations of either TMM or TPT or any proceeds thereof.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

On January 17, 2014, the Company entered into the third amendment (the “Third Amendment”) to the Agreement, with the Lender.  Under the terms of the Third Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ended June 30, 2014, nine month period ended September 30, 2014, and twelve month period ended December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement.  The Company was in compliance with the ratio of cash flow to debt service for the twelve month period ended December 31, 2014.

The Agreement also includes certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness, becoming a guarantor or surety, making loans or advances to other parties, except trade credit extended in the normal course of business, or changing the President or Board of Directors of the Company without the Lender’s written consent.  At December 31, 2014, the Company was in compliance with all affirmative and negative covenants.

European Operations

On July 7, 2004, TPT entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of €485,000, is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the First Mortgage, the interest was adjusted to a fixed rate of 3.85%, effective August 1, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000, was used for the expansion of TPT’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616.  The loan balance at December 31, 2014 was €236,000 ($286,000).  The First Mortgage is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT’s existing production facility.  The Second Mortgage, in the amount of €470,000, is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the Second Mortgage, the interest was adjusted to a fixed rate of 3.3%, effective January 3, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566.  The Second Mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2014 was €262,000 ($316,000).

On July 19, 2005, TPT entered into a new term loan (the “Term Loan”) with Rabobank to fund the completion of its building expansion.  The Term Loan, in the amount of €500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years.  Under the terms of the Term Loan, the interest was adjusted to a fixed rate of 4.05%, effective July 19, 2010, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on August 31, 2005.  The Term Loan, which was scheduled to mature on July 31, 2015, was paid in full as of December 31, 2014.

On July 5, 2011, TPT entered into a three year term loan (the “Additional Term Loan”) in the amount of €700,000 with a fixed interest rate of 4.25%.  The  proceeds  of the Additional Term Loan were used to fund TPT’s plant expansion and is secured by TPT’s assets.  Monthly principal and interest payments began on August 5, 2011.  The Additional Term Loan, which matured on July 5, 2014, was paid in full as of December 31, 2014.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

 Asian Operations

On March 2, 2012, our subsidiary, TMM amended their banking facility (the “HSBC Facility”) with HSBC Bank Malaysia Berhad (“HSBC”), a Malaysian Bank,  to include a new term loan, funded in Malaysian Ringgits (“RM”), in the amount of RM 3,500,000 ($1,000,000) for the purpose of upgrading the operation’s SR production process.  Under the terms of the HSBC Facility, the loan will be paid in 35 equal monthly installments of RM97,223 (excluding interest) and a final installment of RM97,195 or approximately $27,790 and $27,782, respectively, commencing one month after full drawdown or 18 months after initial drawdown, whichever is earlier.  The interest rate is 2.0% per annum above the HSBC’s base lending rate, which is currently 5.2% per annum and is payable monthly.  The loan balance at December 31, 2014 was RM 1,458,000 ($417,000).

On October 25, 2013, TMM entered into an agreement (the “HSBC Facility Amendment”) with HSBC to amend the HSBC Facility.  Under the terms of the HSBC Facility Amendment, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 ($1,429,000).  Under the terms of the HSBC Facility Amendment, the term loan will be amortized over a period of five (5) years, and the interest rate is 2.0% per annum above the HSBC’s base lending rate, which is currently 5.2% per annum.  Monthly principal payments, in the amount of RM 83,333 ($23,820), will commence one month after the loan is fully funded or 12 months after the initial drawdown, whichever is earlier.  The funds will be used to finance part of the cost of plant improvements to increase efficiency and production capacity.  The loan balance at December 31, 2014 was RM 4,250,000 ($1,215,000).

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into the Agreement with the Lender which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment  to the Agreement which reduced the minimum interest rate floor from 5.5% to 4.5%.  On August 1, 2014, the Company and the Lender entered into the fourth amendment to the Agreement which extended the Line from October 15, 2014 to October 15, 2015.  Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At December 31, 2014, no funds were outstanding on the Line.

European Operations

On March 20, 2007, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.323%), is secured by TPT’s accounts receivable and inventory.  At December 31, 2014, TPT had utilized €487,000 ($590,000) of the Credit Facility.

TPT’s loan agreements covering the Credit Facility, the First Mortgage and the Second Mortgage include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in The Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the bank could foreclose on the assets of TPT.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

Asian Operations

On August 31, 2014, TMM amended its short term banking facility with HSBC to extend the maturity date from April 30, 2014 to June 30, 2015.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($143,000); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,990,000); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,429,000).

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($286,000); (2) an ECR of RM 7,300,000 ($2,087,000); (3) a bank guarantee of RM 1,200,000 ($343,000); and (4) a foreign exchange contract limit of RM 25,000,000 ($7,146,000).  At December 31, 2014, the outstanding balance on the foreign exchange contract was RM 1,037,000 ($296,000) at a current interest rate of 2.15%.

The banking facilities with both HSBC and RHB bear an interest rate on the respective overdraft facilities at 1.25% over bank prime and the respective ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR facilities, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At December 31, 2014, the outstanding balance on the ECR facilities was RM 9,717,000 ($2,777,000) at a current interest rate of 4.62%.

The borrowings under both the HSBC and the RHB short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM’s property, plant and equipment.  However, if demand is made by HSBC or RHB, we may be unable to refinance the demanded indebtedness, in which case, the lenders could foreclose on the assets of TMM.  While repatriation is allowed in the form of dividends, the credit facilities prohibit TMM from paying dividends, and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

Critical Accounting Policies

General – TOR's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.  TOR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition:  The Company recognizes revenue when each of the following four criteria are met:  1) a contract or sales arrangement exists; 2) title and risk of loss transfers to the customer upon shipment for Free-on-Board (“FOB”) shipping point sales or when the Company receives confirmation of receipt and acceptance by the customer for FOB destination sales; 3) the price of the products is fixed or determinable; and 4) collectability is reasonably assured.  The Company does not offer any type of discount or allowance to our customers.

Depreciation – All property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Bad Debts – We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of aging and current economic conditions.  At December 31, 2014, we maintained a reserve for doubtful accounts of approximately $83,000.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

Income Taxes – Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies.  Significant management judgment is required in determining the effective rate and in evaluating our tax position.  At December 31, 2014, we had a federal net operating loss (“NOL”) carry-forward of approximately $710,000 for which we have determined that a valuation allowance is not required.  In addition, we had an NOL carry-forward at our Asian operation, TMM, of approximately $3,297,000.  We have determined that it is not necessary to provide a valuation allowance for TMM’s NOL carry-forward.

Inventory – We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Due to the weakness in the TiO2 market, the Company experienced a write down of approximately $1.3 million in inventory, primarily related to HITOX and SR, from the cost to estimated market value for the year ended December 31, 2013; however, the Company determined that a write down was not required for the year ended December 31, 2014.  In addition, we maintained a reserve for obsolescence and unmarketable inventory of approximately $131,000 at December 31, 2014.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the year ended December 31, 2014, the Company recorded approximately $847,000 related to idle facility expense primarily at the Malaysian operations and is included in the Consolidated Statement of Operations as a component of “Cost of sales”.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Valuation of Long-Lived Assets – The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management’s estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management’s estimates.  Based upon our most recent analysis, management determined that certain assets at TMM were impaired resulting in a write down of approximately $2,140,000 for the year ended December 31, 2014 and is included in the Consolidated Statement of Operations as “Loss on disposal of asset”.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Share Based Compensation – We calculate share based compensation using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility.  For the years ended December 31, 2014 and 2013, we recorded $128,000 and $109,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for a discussion of accounting standards that we recently adopted or will be required to adopt.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases – As of December 31, 2014, we lease 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority.  The minimum future rental payments under this and other non-cancelable operating leases as of December 31, 2014 for the five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2015	$117
2016	117
2017	117
2018	95
2019	95
Thereafter	717
Total minimum lease payments	$1,258

In addition, we had approximately $635,000 in contractual obligations primarily related to open purchase orders for capital expenditures at TPT.

Except as noted above, we did not have any contractual arrangements that have, or are likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations – The following is a summary of all significant contractual obligations, both on and off our consolidated balance sheet, as of December 31, 2014, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2015	2016	2017	2018	2019	2020 +
Long-term Debt	$2,720	$1,113	$454	$332	$332	$118	$371
Lines of Credit	886	886	-	-	-	-	-
Export Credit Refinancing	2,777	2,777	-	-	-	-	-
Operating Leases	1,258	117	117	117	95	95	717
Capital Expenditures	635	635	-	-	-	-	-
Total	$8,276	$5,528	$571	$449	$427	$213	$1,088

Other Matters

Anticipated Capital Expenditures

During the coming twelve month period, we anticipate capital expenditures of approximately $1,500,000 at our U.S. operation and at TPT related to capital maintenance projects.  As noted in our critical accounting policies related to property, plant and equipment, we expense routine maintenance and repair costs to operations as incurred and major improvements extending the asset lives are capitalized.

Inflation

Other than the increases in energy prices and transportation costs as described in “Item 1. -Raw Materials and Energy,” general inflation has not had a significant impact on our business, and it is not expected to have a major impact in the foreseeable future.  Increases in energy pricing adversely affect our results of operations and are expected to continue to do so.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion of Financial Condition and Results of Operations
December 31, 2014 and 2013

Foreign Operations – Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TPT in The Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating TMM’s financial statements from Ringgits to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders’ equity) on the consolidated balance sheet and statement of comprehensive income (loss).  As of December 31, 2014, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $712,000.  From the beginning of 2014 to the end of 2014, the U.S. Dollar strengthened against the Malaysian Ringgit, and as a result, net loss decreased approximately $137,000.

TPT’s functional currency is the Euro.  As a result, gains and losses resulting from translating TPT’s financial statements from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the consolidated balance sheet.  As of December 31, 2014, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $931,000.  From the beginning of 2014 to the end of 2014, the U.S. Dollar strengthened against the Euro, and as a result, net loss decreased approximately $32,000.

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

At December 31, 2014, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording a net loss of approximately $26,000 as a component of our 2014 net loss and as a current liability on the consolidated balance sheet at December 31, 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable as we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9 A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by the report (“Evaluation Date”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

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

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness of future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on its assessment under that framework and the criteria established therein, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the quarter ended December 31, 2014, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2014.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information which will be contained under the caption "Election of Directors" and “Principal Stockholders” in the Company's Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders is incorporated by reference in response to this Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance

Information under the caption "Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance" which will be contained in the Company's Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

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

The Company will provide to any person, without charge, upon written request, a copy of the Code of Ethics.  Such requests should be sent to the Company’s Corporate Secretary, Barbara Russell, at 722 Burleson Street, Corpus Christi, Texas  78402.

Corporate Governance

Information under the caption “Executive Compensation – Nomination of Directors”, and “Election of Directors – Audit Committee” which will be contained in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions "Principal Stockholders” and “Executive Compensation – Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

Equity Compensation Plan

The following table provides information as of December 31, 2014, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	147,705	$12.81	237,664
Equity compensation plans not approved by security holders	--		--
Total	147,705	$12.81	237,664

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the “Plan”) for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders’ meeting on May 11, 2012, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased to 500,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the Plan was extended to May 23, 2022.  At December 31, 2014, there were 147,705 options outstanding, 114,631 exercised and 237,664 available for future issuance under the Plan.

For the years ended December 31, 2014 and 2013, the Company recorded $128,000 and $109,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

The Company granted options to purchase 20,500 shares of common stock during the year ended December 31, 2014.  The weighted average fair value per option at the date of grant for options granted in the years ended December 31, 2014 was $10.34 as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2014	2013
Risk-free interest rate	2.18%	1.28%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.65	0.90
Expected term (in years)	7.00	7.00

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

The number of shares of common stock underlying options exercisable at December 31, 2014 was 97,705 and the weighted-average remaining contractual life of those options is 5.62 years.  Exercise prices on options outstanding at December 31, 2014, ranged from $2.70 to $30.55 per share as noted in the following table.

Options Outstanding at December 31,
2014	2013	Range of Exercise Prices
13,189	15,028	$ 2.70 - $ 9.99
103,616	83,116	$ 10.00 - $ 14.99
23,500	23,620	$ 15.00 - $ 19.99
--	2,000	$ 20.00 - $ 24.99
2,000	2,000	$ 25.00 - $ 29.99
5,400	5,400	$ 30.00 - $ 30.55
147,705	131,164

As of December 31, 2014, there was approximately $373,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 2.67 years.

As most options issued under the Plan are incentive stock options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information under the captions "Certain Transactions” and “Election of Directors – Directors’ Attendance and Independence", which will be contained in the Company's Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption "Principal Accountant Fees and Services", which will be contained in the Company's Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits

(a) The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Exhibit No.	Description

3.1(1)(15)	Certificate of Incorporation of the Company as amended through February 28, 2010
3.2(1)(15)	By-laws of the Company, as amended through February 28, 2010

4.1(1)	Form of Common Stock Certificate

10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(2) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(3)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(4)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.7(5)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.8(5)	Loan Agreement with RHB Bank, dated November 23, 2004
10.9(5) **	Form of Incentive Stock Option Agreement for Officers A
10.10(5) **	Form of Incentive Stock Option Agreement for Officers B
10.11(5) **	Form of Nonqualified Option Agreement for Directors
10.12(6)	Loan Agreement with Rabobank, dated March 1, 2004
10.13(6)	Loan Agreement with Rabobank, dated July 6, 2004
10.14(7)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.15(8)	Loan Agreement with Rabobank, dated July 19, 2005
10.16(9)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.17(10)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.18(10)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.19(11)	Loan Agreement with Rabobank, dated March 20, 2007
10.20(12)	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TPT) dated May 11, 2001
10.21(13)	Form of Subscription Agreement with respect to the Company’s September – October 2008 Private Placement
10.22(13)	Form of Warrant with respect to the Company’s September – October 2008 Private Placement
10.23(14)	Form of Subscription Agreement with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.24(14)	Form of 6% Convertible Subordinated Debenture with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.25(14)	Form of Warrant with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.26(16)	Loan Agreement with American Bank, dated December 31, 2010
10.27(17)	Amendment to Loan Agreement with HSBC Bank, dated November 15, 2010
10.28(17)	Amendment to Loan Agreement with HSBC Bank, dated June 27, 2011
10.27(17)	Amendment to Loan Agreement with RHB Bank, dated June 1, 2011
10.30(17)	Loan Agreement with Rabobank, dated June 28, 2011
10.31(18)	Amendment to Loan Agreement with American Bank, dated March 1, 2012
10.32(18)	Amendment to Loan Agreement with HSBC Bank, dated March 2, 2012

Exhibit No.	Description

10.33(19)	Amendment to Loan Agreement with RHB Bank, dated April 17, 2013
10.34(20)	Amendment One to Revolving Credit Promissory Note with American Bank, dated May 15, 2013
10.35(20)	Amendment One to Promissory Note with American Bank, dated May 15, 2013
10.36(20)	Amendment Two to Loan Agreement with American Bank, dated May 15, 2013
10.37(20)	Amendment to Loan Agreement with HSBC Bank, dated May 21, 2013
10.38(21)	Agreement with American Bank, dated October 24, 2013
10.39(21)	Amendment to Loan Agreement with RHB Bank, dated October 25, 2013
10.40(21)	Amendment to Loan Agreement with HSBC Bank, dated October 25, 2013
10.41(22)	Amendment Three to Loan Agreement with American Bank, dated January 17, 2014
10.41(23)	Amendment to Loan Agreement with RHB Bank, dated April 17, 2014
10.41(24)	Amendment Four to Loan Agreement with American Bank, dated August 1, 2014
10.41(25)	Amendment to Loan Agreement with RHB Bank, dated August 15, 2014
10.41(25)	Amendment to Loan Agreement with HSBC Bank, dated August 31, 2014

14.1	Code of Ethics

16.1(26)	Change in Registrant’s Certifying Accountant

21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV

23.1	Consent of BDO USA, LLP
23.2	Consent of UHY LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company’s May 25, 2000 Form S-8
(3)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2000 Form 10-K
(4)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(5)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2004 Form 10KSB
(6)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2005 Form 10KSB
(7)	Incorporated by reference to the exhibit filed with the Company’s June 27, 2005 Form 8-K
(8)	Incorporated by reference to the exhibit filed with the Company’s July 19, 2005 Form 8-K
(9)	Incorporated by reference to the exhibit filed with the Company’s September 14, 2005 Form 8-K
(10)	Incorporated by reference to the exhibit filed with the Company’s December 22, 2005 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company’s March 20, 2007 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2006 Form 10-K
(13)	Incorporated by reference to the exhibit filed with the Company’s September 15, 2008 Form 8-K
(14)	Incorporated by reference to the exhibit filed with the Company’s May 6, 2009 and August 26, 2009 Form 8-K
(15)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2009 Form 10-K
(16)	Incorporated by reference to the exhibit filed with the Company’s January 5, 2011 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company’s September 30, 2011Form 10-Q
(18)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2011 Form 10-K

(19)	Incorporated by reference to the exhibit filed with the Company’s March 31, 2013 Form 10-Q
(20)	Incorporated by reference to the exhibit filed with the Company’s June 30, 2013 Form 10-Q
(21)	Incorporated by reference to the exhibit filed with the Company’s September 30, 2013 Form 10-Q
(22)	Incorporated by reference to the exhibit filed with the Company’s January 22, 2014 Form 8-K
(23)	Incorporated by reference to the exhibit filed with the Company’s May 5, 2014 Form 10-Q
(24)	Incorporated by reference to the exhibit filed with the Company’s August 1, 2014 Form 8-K
(25)	Incorporated by reference to the exhibit filed with the Company’s November 5, 2014 Form 10-Q
(26)	Incorporated by reference to the exhibit filed with the Company’s December 1, 2014 Form 8-K

**	Constitutes a compensation plan or agreement under which executive officers may participate

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 17, 2015	By:	OLAF KARASCH Olaf Karasch, President and CEO

Pursuant to the requirements Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer	March 17, 2015

BARBARA RUSSELL (Barbara Russell)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 17, 2015

DOUG HARTMAN (Doug Hartman)	Chairman of the Board	March 17, 2015

JULIE BUCKLEY (Julie Buckley)	Director	March 17, 2015

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 17, 2015

BERNARD A. PAULSON (Bernard A. Paulson)	Director	March 17, 2015

STEVEN PAULSON (Steven Paulson)	Director	March 17, 2015

CHIN YONG TAN (Chin Yong Tan)	Director	March 17, 2015

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 8.	Financial Statements and Supplementary Data

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheet of TOR Minerals International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Houston, Texas

March 17, 2015

F – 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheet of TOR Minerals International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TOR Minerals International, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

UHY LLP

Houston, Texas
March 10, 2014

F – 3

Item 8.	Financial Statements and Supplementary Data

TOR Minerals International, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013
NET SALES	$46,730	$46,021
Cost of sales	40,111	42,566
GROSS MARGIN	6,619	3,455
Technical services and research and development	199	652
Selling, general and administrative expenses	4,809	4,722
Loss on disposal of assets	2,140	10
OPERATING LOSS	(529)	(1,929)
OTHER INCOME (EXPENSE):
Interest expense	(354)	(389)
Gain (loss) on foreign currency exchange rate	114	(140)
Other, net	28	18
Total Other Expense	(212)	(511)
LOSS BEFORE INCOME TAX	(741)	(2,440)
Income tax benefit	(187)	(824)
NET LOSS	$(554)	$(1,616)

Loss per common share:
Basic	$(0.18)	$(0.54)
Diluted	$(0.18)	$(0.54)

Weighted average common shares outstanding:
Basic	3,014	3,002
Diluted	3,014	3,002

See accompanying notes.

F – 4

TOR Minerals International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2014	2013
NET LOSS	$(554)	$(1,616)
OTHER COMPREHENSIVE LOSS, net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment losses	(2,118)	(948)
Other comprehensive loss, net of tax	(2,118)	(948)
COMPREHENSIVE LOSS	$(2,672)	$(2,564)

See accompanying notes.

F – 5

TOR Minerals International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,657	$2,920
Trade accounts receivable, net	4,915	4,526
Inventories, net	20,175	20,753
Other current assets	752	596
Current deferred tax asset, domestic	37	179
Current deferred tax asset, foreign	54	59
Total current assets	28,590	29,033
PROPERTY, PLANT AND EQUIPMENT, net	18,889	23,799
DEFERRED TAX ASSET, foreign	662	-
OTHER ASSETS	22	23
Total Assets	$48,163	$52,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,318	$3,279
Accrued expenses	1,832	1,397
Notes payable under lines of credit	886	1,477
Export credit refinancing facility	2,777	3,866
Current maturities - capital leases	-	12
Current maturities of long-term debt – financial institutions	1,113	1,040
Total current liabilities	9,926	11,071
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	1,607	2,918
DEFERRED TAX LIABILITY, domestic	618	236
DEFERRED TAX LIABILITY, foreign	-	86
Total liabilities	12,151	14,311
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,014 shares issued and outstanding at December 31, 2014 and 3,012 shares issued and outstanding at December 31, 2013	3,767	3,765
Additional paid-in capital	29,503	29,365
Retained earnings	1,099	1,653
Accumulated other comprehensive income:
Cumulative translation adjustment	1,643	3,761
Total shareholders’ equity	36,012	38,544
Total Liabilities and Shareholders’ Equity	$48,163	$52,855

See accompanying notes.

F – 6

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2014 and 2013
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2012	2,987	$3,733	$29,017	$3,269	$4,709	$40,728
Exercise of stock options	25	32	239			271
Share based compensation			109			109
Net loss				(1,616)		(1,616)
Cumulative Translation Adjustment					(948)	(948)
Balance at December 31, 2013	3,012	$3,765	$29,365	$1,653	$3,761	$38,544
Exercise of stock options	2	2	10			12
Share based compensation			128			128
Net loss				(554)		(554)
Cumulative Translation Adjustment					(2,118)	(2,118)
Balance at December 31, 2014	3,014	$3,767	$29,503	$1,099	$1,643	$36,012

See accompanying notes.

F – 7

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(554)	$(1,616)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,445	3,157
Inventory impairment	-	1,329
Loss on disposal of assets	2,140	10
Share-based compensation	128	109
Deferred income tax benefit	(723)	(1,088)
Provision (benefit) for bad debts	(27)	7
Changes in working capital:
Trade accounts receivables	(556)	(534)
Inventories	(343)	(5)
Other current assets	(180)	1,172
Federal Income Tax Refund	431	-
Accounts payable and accrued expenses	794	(1,681)
Net cash provided by operating activities	4,555	860

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,064)	(4,230)
Proceeds from sales of property, plant and equipment	-	3
Net cash used in investing activities	(2,064)	(4,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	3,051	400
Payments on lines of credit	(3,488)	(998)
Proceeds from export credit refinancing facility	7,935	4,352
Payments on export credit refinancing facility	(8,780)	(854)
Payments on capital lease	(10)	(35)
Proceeds from long-term bank debt	-	1,283
Payments on long-term bank debt	(990)	(840)
Proceeds from the issuance of common stock, and exercise of common stock options	12	271
Net cash (used in) provided by financing activities	(2,270)	3,579
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(484)	(91)
Net (decrease) increase in cash and cash equivalents	(263)	121
Cash and cash equivalents at beginning of year	2,920	2,799
Cash and cash equivalents at end of year	$2,657	$2,920

Supplemental cash flow disclosures:
Interest paid	$357	$396
Income taxes paid	$200	$866

See accompanying notes.

F – 8

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

1.	Description of Business

TOR Minerals International, Inc. and Subsidiaries (the “Company”), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, catalysts and solid surface applications. The Company’s global headquarters and U.S. manufacturing plant are located in Corpus Christi, Texas (“TOR U.S.” or “U.S. Operation”). The Asian Operation, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), is located in Ipoh, Malaysia, and the European Operation, TOR Processing and Trade, BV (“TPT”), is located in Hattem, The Netherlands.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments readily convertible to known cash amounts and with a maturity of twelve months or less at the date of purchase to be cash equivalents.

Allowance for Doubtful Accounts: The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of current aging schedules and current economic conditions. Accounts are written off when all reasonable internal and external collection efforts have been performed. At December 31, 2014, we maintained a reserve for doubtful accounts of approximately $83,000.

Foreign Currency: Results of operations for the Company’s foreign operations, TMM and TPT, are translated from the designated functional currency to the U.S. Dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive income (loss), net of income tax. The effect of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in earnings.

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit (“RM”), which is also the functional currency. As a result, gains and losses resulting from translating the balance sheet from RM to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders’ equity) on the consolidated balance sheets. As of December 31, 2014, the cumulative translation adjustment included on the consolidated balance sheets totaled $712,000.

TPT’s functional currency is the Euro. As a result, gains and losses resulting from translating the balance sheet from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the consolidated balance sheet. As of December 31, 2014, the cumulative translation adjustment included on the consolidated balance sheets totaled $931,000.

Inventories: Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method. The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Due to the weakness in the titanium dioxide (“TiO2) market, the Company experienced a write down of approximately $1.3 million in inventory, primarily related to HITOX and Synthetic Rutile, from the cost to estimated market value for the year ended December 31, 2013; however, the Company determined that a write down was not required for the year ended December 31, 2014. In addition, we maintained a reserve for obsolescence and unmarketable inventory of approximately $131,000 at December 31, 2014. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

F – 9

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred. For the year ended December 31, 2014 and 2013, the Company recorded approximately $847,000 and $1,000,000, respectively related to idle facility expense primarily at the Malaysian operations.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years. Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Valuation of Long-Lived Assets: The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable. This assessment is based on management’s estimates of future undiscounted cash flows, salvage values or net sales proceeds. These estimates take into account management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs. Actual results and events could differ significantly from management’s estimates. Based upon our most recent analysis, management determined that certain assets at TMM were impaired resulting in a write down of approximately $2,140,000 for the year ended December 31, 2014, and based on our 2013 assessment, no impairment existed at December 31, 2013. There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

Revenue Recognition: The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) title and risk of loss transfers to the customer upon shipment for FOB shipping point sales or when the Company receives confirmation of receipt and acceptance by the customer for FOB destination sales; 3) the price of the products is fixed or determinable; and 4) collectability is reasonably assured. The Company does not offer any type of discount or allowance to our customers.

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

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws. We are subject to taxation in the United States, Malaysia and The Netherlands. Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2011 through December 31, 2014. Our state tax return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2010 through December 31, 2014. Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2008.

As of January 1, 2014, we did not have any unrecognized tax benefits and there was no change during the year ended December 31, 2014. In addition, we did not recognize any interest and penalties in our consolidated financial statements during the year ended December 31, 2014. If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Share Based Compensation: The Company calculates share based compensation using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. For the year ended December 31, 2014, we recorded $128,000 in share-based employee compensation. This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

F – 10

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

Derivatives: We manage the risk of changes in foreign currency exchange rates, primarily at our Malaysian operation, through the use of foreign currency contracts. Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates. We report the fair value of the derivatives on our consolidated balance sheets and changes in the fair value are recognized in earnings in the period of the change. (See Note 13, Derivatives and Other Financial Instruments).

Reclassifications: Certain reclassification have been made to the prior year’s consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016 (our 2016 fiscal year). While early adoption is permitted, we do not plan to early adopt this guidance. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

F – 11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

2.	Debt and Notes Payable

Long-term Debt – Financial Institutions
Following is a summary of our long-term debt to financial institutions as of December 31, 2014 and 2013:

(In thousands)	December 31,
	2014	2013
Fixed rate term note payable to a U.S. bank, with an interest rate of 5.5% at December 31, 2014, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of our U.S. operation.	$486	$911

Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at December 31, 2014, due July 1, 2029, secured by TPT’s land and office building. (€236)	286	351

Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at December 31, 2014, due January 31, 2030, secured by TPT’s land and building. (€262)	316	386

Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 4.05% at December 31, 2014, due July 31, 2015. Paid in full December 30, 2014.	-	80

Fixed rate Euro term note payable to a Netherlands bank. Paid in full on June 30, 2014.	-	139

Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at December 31, 2014, due March 1, 2015, secured by TMM’s property, plant and equipment. (RM 1,458)	417	801

Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at December 31, 2014, due October 25, 2018, secured by TMM’s property, plant and equipment. (RM 4,250)	1,215	1,290
Total	2,720	3,958
Less current maturities	1,113	1,040
Total long-term debt - financial institutions	$1,607	$2,918

United States Operations

U.S. Credit Agreement and Term Loan
On December 31, 2010, the Company entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”). The Agreement consists of a $2 million term loan, which matures January 1, 2016 and a $2 million line of credit. The term loan bears interest at a fixed rate of 5.5% per annum. Monthly principal and interest payments commenced on February 1, 2011. The monthly principal and interest payment is $38,620. At December 31, 2014, the balance on the term loan was $486,000.

The Agreement is secured by certain assets of the Company which are located in the United States or which arise from the Company’s operations in the United States. Collateral under the Agreement does not include the Company’s ownership or other interests in TMM and TPT, any assets or operations of either TMM or TPT or any proceeds thereof.

F – 12

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

On January 17, 2014, the Company entered into the third amendment (the “Third Amendment”) to the Agreement, with the Lender. Under the terms of the Third Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ended June 30, 2014, nine month period ended September 30, 2014, and twelve month period ended December 31, 2014. Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement. The Company was in compliance with the ratio of cash flow to debt service for the twelve month period ended December 31, 2014.

The Agreement also includes certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness, becoming a guarantor or surety, making loans or advances to other parties, except trade credit extended in the normal course of business, or changing the President or Board of Directors of the Company without the Lender’s written consent. The Company was in compliance with the affirmative and negative covenants at December 31, 2014.

European Operations
On July 7, 2004, TPT entered into a mortgage loan (the “First Mortgage”) with Rabobank. The First Mortgage, in the amount of €485,000, is to be repaid over 25 years and the interest rate is to be adjusted every five years. Under the terms of the First Mortgage, the interest was adjusted to a fixed rate of 3.85%, effective August 1, 2013, for a period of five years. Thereafter, the rate will change to Rabobank prime plus 1.75%. TPT utilized €325,000 of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building. The balance of the loan proceeds, €160,000, was used for the expansion of TPT’s existing building. Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029. The monthly principal payment is €1,616. The loan balance at December 31, 2014 was €236,000 ($286,000). The First Mortgage is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT’s existing production facility. The Second Mortgage, in the amount of €470,000, is to be repaid over 25 years and the interest rate is to be adjusted every five years. Under the terms of the Second Mortgage, the interest was adjusted to a fixed rate of 3.3%, effective January 3, 2013, for a period of five years. Thereafter, the rate will change to Rabobank prime plus 1.75%. Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030. The monthly principal payment is €1,566. The Second Mortgage is secured by the land and building purchased by TPT on January 3, 2005. The loan balance at December 31, 2014 was €262,000 ($316,000).

On July 19, 2005, TPT entered into a new term loan (the “Term Loan”) with Rabobank to fund the completion of its building expansion. The Term Loan, in the amount of €500,000, will be repaid over 10 years with interest fixed at 6.1% per year for the first five years. Under the terms of the Term Loan, the interest was adjusted to a fixed rate of 4.05%, effective July 19, 2010, for a period of five years. Thereafter, the rate will change to Rabobank prime plus 1.75%. Monthly principal and interest payments commenced on August 31, 2005. The Term Loan, which was scheduled to mature on July 31, 2015, was paid in full as of December 31, 2014.

On July 5, 2011, TPT entered into a three year term loan (the “Additional Term Loan”) in the amount of €700,000 with a fixed interest rate of 4.25%. The proceeds of the Additional Term Loan were used to fund TPT’s plant expansion and is secured by TPT’s assets. Monthly principal and interest payments began on August 5, 2011. The Additional Term Loan, which matured on July 5, 2014, was paid in full as of December 31, 2014.

F – 13

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

Asian Operations
On March 2, 2012, our subsidiary, TMM amended their banking facility (the “HSBC Facility”) with HSBC Bank Malaysia Berhad (“HSBC”), a Malaysian Bank, to include a new term loan, funded in Malaysian Ringgits (“RM”), in the amount of RM 3,500,000 ($1,000,000) for the purpose of upgrading the operation’s SR production process. Under the terms of the HSBC Facility, the loan will be paid in 35 equal monthly installments of RM97,223 (excluding interest) and a final installment of RM97,195 or approximately $27,790 and $27,782, respectively, commencing one month after full drawdown or 18 months after initial drawdown, whichever is earlier. The interest rate is 2.0% per annum above the HSBC’s base lending rate, which is currently 5.2% per annum and is payable monthly. The loan balance at December 31, 2014 was RM 1,458,000 ($417,000).

On October 25, 2013, TMM entered into an agreement (the “HSBC Facility Amendment”) with HSBC to amend the HSBC Facility. Under the terms of the HSBC Facility Amendment, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 ($1,429,000). Under the terms of the HSBC Facility Amendment, the term loan will be amortized over a period of five (5) years, and the interest rate is 2.0% per annum above the HSBC’s base lending rate, which is currently 5.2% per annum. Monthly principal payments, in the amount of RM 83,333 ($23,820), will commence one month after the loan is fully funded or 12 months after the initial drawdown, whichever is earlier. The funds will be used to finance part of the cost of plant improvements to increase efficiency and production capacity. The loan balance at December 31, 2014 was RM 4,250,000 ($1,215,000).

Short-term Debt

U.S. Operations
On December 31, 2010, the Company entered into the Agreement with the Lender which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000. On May 15, 2013, the Company and the Lender entered into the second amendment to the Agreement which reduced the minimum interest rate floor from 5.5% to 4.5%. On August 1, 2014, the Company and the Lender entered into the fourth amendment to the Agreement which extended the Line from October 15, 2014 to October 15, 2015. Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company. Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%. At December 31, 2014, no funds were outstanding on the Line.

European Operations
On March 20, 2007, TPT, entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000. The Credit Facility was renewed on January 1, 2010 and has no stated maturity date. The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.323%), is secured by TPT’s accounts receivable and inventory. At December 31, 2014, TPT had utilized €487,000 ($590,000) of the Credit Facility.

TPT’s loan agreements covering the Credit Facility, the First Mortgage and the Second Mortgage include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business. We believe that such subjective acceleration clauses are customary in The Netherlands for such borrowings. However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the bank could foreclose on the assets of TPT.

F – 14

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

Asian Operations

On August 31, 2014, TMM amended its short term banking facility with HSBC to extend the maturity date from April 30, 2014 to June 30, 2015. The HSBC facility includes the following in RM: (1) overdraft of RM 500,000 ($143,000); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,990,000); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,429,000).

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015. The RHB facility includes the following: (1) an overdraft line of credit up to RM 1,000,000 ($286,000); (2) an ECR of RM 7,300,000 ($2,087,000); (3) a bank guarantee of RM 1,200,000 ($343,000); and (4) a foreign exchange contract limit of RM 25,000,000 ($7,146,000). At December 31, 2014, the outstanding balance on the foreign exchange contract was RM 1,037,000 ($296,000) at a current interest rate of 2.15%.

The banking facilities with both HSBC and RHB bear an interest rate on the respective overdraft facilities at 1.25% over bank prime and the respective ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad. The ECR facilities, a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments. At December 31, 2014, the outstanding balance on the ECR facilities was RM 9,717,000 ($2,777,000) at a current interest rate of 4.62%.

The borrowings under both the HSBC and the RHB short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide that the banks may demand repayment at any time. We believe such a demand provision is customary in Malaysia for such facilities. The loan agreements are secured by TMM’s property, plant and equipment. However, if demand is made by HSBC or RHB, we may be unable to refinance the demanded indebtedness, in which case, the lenders could foreclose on the assets of TMM. While repatriation is allowed in the form of dividends, the credit facilities prohibit TMM from paying dividends, and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

Liquidity
Management believes that it has adequate liquidity for fiscal year 2015 and expects to maintain compliance with all financial covenants throughout 2015.

The following is a summary of the future maturities of long-term debt to financial institutions as of December 31, 2014:

Years Ending December 31,
(In thousands)
2015	$1,113
2016	454
2017	332
2018	332
2019	118
Thereafter	371
Total	$2,720

F – 15

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

3.	Fair Value Measurements

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2014 and 2013. The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at December 31, 2014 or 2013.

	Fair Value Measurements
(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability
December 31, 2013
Currency forward contracts	$14	$-	$14	$-
December 31, 2014
Currency forward contracts	$26	$-	$26	$-

Our foreign currency derivative financial instruments mitigate foreign currency exchange risks and include forward contracts. The forward contracts are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income as part of the gain or loss on foreign currency exchange rate included under “Other Expense” on the Company’s consolidated statement of operations. The fair value of the currency forward contracts is determined using Level 2 inputs based on the currency rate in effect at the end of the reporting period.

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

	December 31, 2014		December 31, 2013
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,720	$2,558	$3,958	$3,697

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

F – 16

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

4.	Capital Leases

On September 4, 2011, TPT entered into a financial lease agreement with Diependael Leasing, BV for equipment related to the production of ALUPREM. The cost of the equipment under the capital lease, in the amount of €38,360 ($46,416), is included in the consolidated balance sheets as property, plant and equipment. Accumulated amortization of the leased equipment at December 31, 2014 the asset was fully depreciated. The capital lease, in the amount of €41,256 ($49,900) including interest of €2,896 ($3,500) matured on August 4, 2014.

5.	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2014	2013
Raw materials	$8,465	$12,852
Work in progress	6,126	1,866
Finished goods	4,800	5,306
Supplies	915	1,034
Total Inventories	20,306	21,058
Inventory reserve	(131)	(305)
Net Inventories	$20,175	$20,753

6.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2014	2013
Land		$339	$372
Office buildings	39 years	3,709	4,012
Production facilities	10 - 20 years	9,345	9,209
Machinery and equipment	3 - 15 years	30,683	36,944
Furniture and fixtures	3 - 20 years	1,509	1,534
Total		45,585	52,071
Less accumulated depreciation		(28,286)	(28,956)
Property, plant and equipment, net		17,299	23,115
Construction in progress		1,590	684
		$18,889	$23,799

The amounts of depreciation expense calculated on the Company's property, plant and equipment for the year ended December 31, 2014 and 2013 was $3,445,000 and $3,175,000, respectively. In the fourth quarter of 2014, we wrote off the net book value of approximately $2,140,000 for production equipment that was taken out of service.

F – 17

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

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

For the year ended December 31, 2014, the U.S. operations received approximately 34% of its total third party sales revenue from a single customer. The European operations received approximately 33% of its total third party sales revenue from two customers (17% and 16%), and the Asian operations received approximately 25% of its total third party sales revenue from a single customer.

For the year ended December 31, 2013, the U.S. operations received approximately 30% of its total third party sales revenue from a single customer. The European operations received approximately 31% of its total third party sales revenue from two customers (18% and 13%), and the Asian operations received approximately 42% of its total third party sales revenue from a single customer.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products. Intercompany sales consisted of ALUPREM, SR, HITOX and TIOPREM.

The Company’s principal products, ALUPREM and HITOX, accounted for approximately 39% and 28%, respectively, of net consolidated sales in 2014 and approximately 32% and 30%, respectively in 2013

The Company sells its products to customers located in more than 60 countries. Sales to external customers are attributed to geographic area based on country of distribution. Sales to customers located in the U.S. represented approximately 58% and 56% for the years ended December 31, 2014 and 2013, respectively.

For the year ended December 31, 2014 and 2013, sales to customers in Germany represented approximately 25% and 20%, respectively, of our total foreign sales.

Approximately 20% of the Company’s employees are represented by an in-house collective bargaining agreement during 2014 as compared to approximately 24% in 2013.

F – 18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In thousands)	United States (Corpus Christi)	Netherlands (TPT)	Malaysia (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2014
Net Sales:
Customer sales	$31,777	$10,154	$4,799	$-	$46,730
Intercompany sales	111	7,977	7,445	(15,533)	-
Total Net Sales	$31,888	$18,131	$12,244	$(15,533)	$46,730
Share based compensation	$128	$-	$-	$-	$128
Depreciation	$980	$1,310	$1,155	$-	$3,445
Interest expense	$34	$55	$265	$-	$354
Income tax (benefit) expense	$120	$468	$(737)	$(38)	$(187)
Location profit (loss)	$(41)	$1,620	$(2,188)	$55	$(554)
Capital expenditures	$804	$1,199	$61	$-	$2,064
Location long-lived assets	$5,627	$7,894	$5,368	$-	$18,889
Location assets	$18,983	$10,393	$18,169	$-	$47,545

December 31, 2013
Net Sales:
Customer sales	$30,019	$8,255	$7,747	$-	$46,021
Intercompany sales	110	6,627	7,638	(14,375)	-
Total Net Sales	$30,129	$14,882	$15,385	$(14,375)	$46,021
Share based compensation	$109	$-	$-	$-	$109
Depreciation	$936	$1,197	$1,024	$-	$3,157
Interest expense	$77	$97	$215	$-	$389
Income tax (benefit) expense	$(511)	$265	$(587)	$9	$(824)
Location profit (loss)	$(1,132)	$826	$(1,347)	$37	$(1,616)
Capital expenditures	$703	$1,192	$2,335	$-	$4,230
Location long-lived assets	$5,805	$8,965	$9,029	$-	$23,799
Location assets	$17,956	$10,995	$23,666	$-	$52,617

F – 19

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

8.	Quarterly Data (Unaudited)

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	2014
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$13,132	$12,392	$11,317	$9,889	$46,730
Cost of sales	10,980	10,885	9,809	8,437	40,111
GROSS MARGIN	2,152	1,507	1,508	1,452	6,619
Technical services and research and development	46	54	50	49	199
Selling, general and administrative expenses	1,113	1,114	1,092	1,490	4,809
Loss on disposal of assets	-	-	-	2,140	2,140
OPERATING INCOME (LOSS)	993	339	366	(2,227)	(529)
OTHER INCOME (EXPENSE):
Interest expense	(95)	(95)	(85)	(79)	(354)
Gain (loss) on foreign currency exchange rate	(4)	(57)	71	104	114
Other, net	5	-	5	18	28
Total Other Expense	(94)	(152)	(9)	43	(212)
INCOME (LOSS) BEFORE INCOME TAX	899	187	357	(2,184)	(741)
Income tax (benefit) expense	192	34	61	(474)	(187)
NET INCOME (LOSS)	$707	$153	$296	$(1,710)	$(554)

Income (Loss) per common share:
Basic	$0.23	$0.05	$0.10	$(0.57)	$(0.18)
Diluted	$0.21	$0.04	$0.09	$(0.57)	$(0.18)
Weighted average common shares outstanding:
Basic	3,014	3,014	3,014	3,014	3,014
Diluted	3,413	3,402	3,394	3,014	3,014

	2013
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$11,427	$10,732	$10,870	$12,992	$46,021
Cost of sales	9,933	9,020	9,289	14,324	42,566
GROSS MARGIN	1,494	1,712	1,581	(1,332)	3,455
Technical services and research and development	153	171	135	193	652
Selling, general and administrative expenses	1,278	1,247	1,119	1,078	4,722
Loss on disposal of assets	10	-	-	-	10
OPERATING INCOME (LOSS)	53	294	327	(2,603)	(1,929)
OTHER INCOME (EXPENSE):
Interest expense	(84)	(99)	(103)	(103)	(389)
Gain (loss) on foreign currency exchange rate	(87)	20	(84)	11	(140)
Other, net	12	-	6	-	18
Total Other Expense	(159)	(79)	(181)	(92)	(511)
INCOME (LOSS) BEFORE INCOME TAX	(106)	215	146	(2,695)	(2,440)
Income tax (benefit) expense	(31)	65	33	(891)	(824)
NET INCOME (LOSS)	$(75)	$150	$113	$(1,804)	$(1,616)

Income (Loss) per common share:
Basic	$(0.03)	$0.05	$0.04	$(0.60)	$(0.54)
Diluted	$(0.03)	$0.04	$0.03	$(0.60)	$(0.54)
Weighted average common shares outstanding:
Basic	2,987	2,998	3,012	3,012	3,002
Diluted	2,987	3,404	3,422	3,012	3,002

F – 20

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

9.	Calculation of Basic and Diluted Earnings per Share

(in thousands, except per share amounts)	Years Ended December 31,
	2014	2013
Numerator:
Net Loss	$(554)	$(1,616)
Numerator for diluted earnings per share - loss available to common shareholders after assumed conversions	$(554)	$(1,616)

Denominator:
Denominator for basic earnings per share - weighted-average shares	3,014	3,002
Dilutive potential common shares	-	-
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	3,014	3,002

Basic earnings per common share	$(0.18)	$(0.54)
Diluted earnings per common share	$(0.18)	$(0.54)

For the years ended December 31, 2014 and 2013, 528,304 detachable warrants were excluded from the calculation of diluted earnings per share as the effect would anti-dilutive.

For the years ended December 31, 2014 and 2013, 147,705 and 131,164, respectively, employee stock options were excluded from calculation of diluted earnings per share as the effect would be anti-dilutive.

F – 21

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

10.	Income Taxes

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

At December 31, 2014, we had federal NOL carry-forwards of approximately $710,000 which resulted in a deferred tax asset (“DTA”) of approximately $241,000 which will begin to expire in 2033.

Our Asian operation, TMM, had NOL carry-forwards of approximately $3,297,000 at December 31, 2014, which resulted in a DTA of approximately $824,000. There are no expiration dates for the NOL in Malaysia.

We have determined that it is not necessary to provide a valuation allowance as we believe all DTA’s are fully recoverable.

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

Components of Pretax Income (Loss)	Years Ended December 31,
(In thousands)	2014	2013
Domestic	$132	$(1,643)
Foreign	(873)	(797)
Pretax income (loss)	$(741)	$(2,440)

	Components of Income Tax Expense (Benefit)
	Years Ended December 31,
	2014			2013
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$94	$94	$-	$(518)	$(518)
State	8	-	8	7	-	7
Foreign	455	(744)	(289)	265	(578)	(313)
Total Income Tax Expense (Benefit)	$463	$(650)	$(187)	$272	$(1,096)	$(824)

F – 22

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Years Ended December 31,
(In thousands)	2014	2013
Expense (benefit) computed at statutory rate	$(252)	$(829)
Effect of items deductible for book not tax, net
Share based compensation	44	37
Other	(64)	13
Effect of foreign tax credit	-	(60)
Effect of foreign tax rate differential	80	11
State income taxes, net of Federal benefit	5	4
	$(187)	$(824)

Significant Components of Deferred Taxes	Year Ended December 31,
(In thousands)	2014	2013
Deferred Tax Assets:
Net operating loss carry-forwards - Domestic	$241	$461
Net operating loss carry-forwards - Foreign	824	932
PP&E - Foreign	10	10
Intercompany profit	59	74
Alternative minimum tax credit carryforwards	65	-
Domestic reserves	16	16
Unrealized foreign currency losses - Domestic	-	50
Other deferred assets	699	494
Total deferred tax assets	$1,914	$2,037

Deferred Tax Liabilities:
PP&E - Domestic	924	696
PP&E - Foreign	836	1,407
Unrealized gain on derivatives	5	15
Unrealized foreign currency gains - Domestic	11	-
Other	3	3
Total deferred tax liabilities	1,779	2,121
Net deferred tax asset (liability)	$135	$(84)

11.	Stock Options

On February 21, 2000, the Company’s Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the “Plan”) for TOR Minerals International, Inc. The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board. At the Annual Shareholders’ meeting on May 11, 2012, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased to 500,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the Plan was extended to May 23, 2022. At December 31, 2014, there were 147,705 options outstanding, 114,631 exercised and 237,664 available for future issuance under the Plan.

For the years ended December 31, 2014 and 2013, the Company recorded $128,000 and $109,000, respectively, in stock-based employee compensation. This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

F – 23

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

The Company granted options to purchase 20,500 shares of common stock during the year ended December 31, 2014. The weighted average fair value per option at the date of grant for options granted in the year ended December 31, 2014 was $10.34, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2014	2013
Risk-free interest rate	2.18%	1.28%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.65	0.90
Expected term (in years)	7.00	7.00

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

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at December 31, 2012	412,546	173,888	$13.39	$2.70 - $30.55
Granted		20,500	$8.83	$11.27 - $11.39
Exercised	(25,338)	(25,338)	$10.69	$2.70 - $11.05
Forfeited or expired		(37,886)	$14.63	$11.00 - $29.50
Balances at December 31, 2013	387,208	131,164	$13.24	$2.70 - $30.55
Granted		20,500	$10.34	$11.27 - $11.39
Exercised	(1,839)	(1,839)	$6.25	$2.70 - $7.50
Forfeited or expired		(2,120)	$21.22	$19.95 - $21.30
Balances at December 31, 2014	385,369	147,705	$13.24	$2.70 - $30.55

F – 24

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

The number of shares of common stock underlying options exercisable at December 31, 2014 was 97,705. The weighted-average remaining contractual life of those options is 5.62 years. Exercise prices on options outstanding at December 31, 2014, ranged from $2.70 to $30.55 per share as noted in the following table.

Options Outstanding at December 31,
2014	2013	Range of Exercise Prices
13,189	15,028	$ 2.70 - $ 9.99
103,616	83,116	$10.00 - $14.99
23,500	23,620	$15.00 - $19.99
--	2,000	$20.00 - $24.99
2,000	2,000	$25.00 - $29.99
5,400	5,400	$30.00 - $30.55
147,705	131,164

 As of December 31, 2014, there was approximately $373,000 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.67 years.

12.	Profit Sharing Plan

The Company has a profit sharing plan that covers the U.S. employees. Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes. For the year ended December 31, 2014, there were no contributions to the plan.

The Company also offers U.S. employees a 401(k) savings plan administered by an investment services company. Employees are eligible to participate in the plan after completing six months of service with the Company. The Company matches contributions up to 4% of the employee’s eligible earnings. Total Company contributions to the 401(k) plan for the year ended December 31, 2014 was approximately $63,000.

13.	Detachable Warrants

The Company had a total of 528,304 detachable warrants (the “Warrants”) outstanding at December 31, 2014. The Warrants, issued in May 2009 with our six percent (6%) convertible subordinated debentures, have an exercise price of $2.65 and a maturity date of May 4, 2016.

F – 25

TOR Minerals International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

At December 31, 2014, we marked these contracts to market, recording $26,000 as a current liability on the consolidated balance sheets. For the years ended December 31, 2014 and 2013, we recorded a net loss on these contracts of $24,000 and $14,000, respectively, as a component of our net loss.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our consolidated balance sheets:

(In thousands)
Liability Derivatives
Derivative Instrument	Location	December 31, 2014	December 31, 2013
Foreign Currency Exchange Contracts	Accrued Expenses	$26	$14

The following table summarizes the impact of the Company’s derivatives on the consolidated financial statements of operations for the years ended December 31, 2014 and 2013:

(In thousands)
		Amount of Loss Recognized in Operations
Derivative	Location of Loss on	Year Ended Decenber 31,
Instrument	Derivative Instrument	2014	2013
Foreign Currency Exchange Contracts	Loss on foreign currency exchange rate	$24	$13

F – 26

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

15.	Commitments and Contingencies

Land Lease

The Company operates a plant in Corpus Christi, Texas. The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the “Port”) and approximately two acres owned by the Company. The lease payment is subject to an adjustment every 5 years for what the Port calls the “equalization valuation”. This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port. The Company and the Port executed an amended lease agreement on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

Minimum future rental payments under this and other immaterial leases as of December 31, 2014 for the next five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2015	$117
2016	117
2017	117
2018	95
2019	95
Thereafter	717
Total minimum lease payments	$1,258

Rent expense under these leases was approximately $117,000 and $103,000 for the years ended December 31, 2014 and 2013, respectively.

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

For the years ended December 31, 2014 and 2013, one customer accounted for approximately 23% and 20%, respectively, of our total consolidated sales revenue.

F – 27

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2014 and 2013

17.	Foreign Customer Sales

Revenues from sales to customers located outside the U.S. for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
(In thousands)	2014	2013
Canada, Mexico & South/Central America	$4,627	$4,500
Pacific Rim	4,630	5,813
Europe, Africa & Middle East	10,323	10,191
Total Sales	$19,580	$20,504

For the years ended December 31, 2014 and 2013, Germany represented 25% and 20%, respectively, of our foreign sales.

18.	Sales by Product

Revenues from sales by product for the years ended December 31, 2014 and 2013 are as follows (in thousands):

Product	2014		2013		Variance
ALUPREM	$18,516	39%	$14,662	32%	$3,854	26%
HITOX	13,265	28%	14,004	30%	(739)	-5%
BARTEX / BARYPREM	8,848	20%	7,882	17%	966	12%
HALTEX / OPTILOAD	3,182	7%	3,427	8%	(245)	-7%
TIOPREM	856	2%	1,817	4%	(961)	-53%
SR	1,365	3%	3,527	8%	(2,162)	-61%
OTHER	698	1%	702	1%	(4)	-1%
Total	$46,730	100%	$46,021	100%	$709	2%

19.	Subsequent Events

On March 12, 2015, we were served with a citation in which the Plaintiff alleged that while performing work for TOR Minerals International, Inc. on February 27, 2013, he slipped and fell causing bodily injury. We currently believe that the disposition of this claim should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

F – 28