Form 10-Q
period 2015-03-31
TOR MINERALS INTERNATIONAL INC
filed 2015-05-06
CIK 842295

United States

Securities and Exchange Commission

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 0-17321 TOR MINERALS INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2081929 (I.R.S. Employer Identification No.)

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of April 27, 2015 3,014,022

Table of Contents

Part I - Financial Information

		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Operations -- Three months ended March 31, 2015 and 2014	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three months ended March 31, 2015 and 2014	4
	Condensed Consolidated Balance Sheets -- March 31, 2015 and December 31, 2014	5
	Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2015 and 2014	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Managements_Discussion_and_Analysis_of_Financial_Condition_and_Results_of_Operations	15

Item 4.	Controls_and_Procedures	25

Part II - Other Information

Item 6.	Exhibits	26

Signatures		26

Forward Looking Information

Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of TOR Minerals International, Inc. and subsidiaries (the “Company”).  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in market price for Titanium dioxide pigments, changes in foreign currency exchange rates, increases in the price of energy and raw materials, such as ilmenite, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filings with the Securities and Exchange Commission.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “intends,” “should,” “may” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
NET SALES	$10,115	$13,132
Cost of sales	9,221	10,980
GROSS MARGIN	894	2,152
Technical services, research and development	55	46
Selling, general and administrative expenses	1,052	1,113
OPERATING INCOME (LOSS)	(213)	993
OTHER EXPENSE:
Interest expense, net	(80)	(95)
Gain (Loss) on foreign currency exchange rate	22	(4)
Other, net	-	5
Total Other Expense	(58)	(94)
INCOME (LOSS) BEFORE INCOME TAX	(271)	899
Income tax (benefit) expense	(81)	192
NET INCOME (LOSS)	$(190)	$707

Earnings (loss) per common share:
Basic	$(0.06)	$0.23
Diluted	$(0.06)	$0.21
Weighted average common shares outstanding:
Basic	3,014	3,014
Diluted	3,014	3,413

See accompanying notes.

3

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
NET INCOME (LOSS)	$(190)	$707
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	(1,624)	85
Other comprehensive gain (loss), net of tax	(1,624)	85
COMPREHENSIVE INCOME (LOSS)	$(1,814)	$792

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,679	$2,657
Trade accounts receivable, net	4,533	4,915
Inventories, net	16,485	20,175
Other current assets	1,070	752
Current deferred tax asset, domestic	37	37
Current deferred tax asset, foreign	54	54
Total current assets	24,858	28,590
PROPERTY, PLANT AND EQUIPMENT, net	18,612	18,889
DEFERRED TAX ASSET, foreign	623	662
OTHER ASSETS	20	22
Total Assets	$44,113	$48,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,422	$3,318
Accrued expenses	1,271	1,832
Notes payable under lines of credit	1,289	886
Export credit refinancing facility	2,018	2,777
Current maturities of long-term debt – financial institutions	1,002	1,113
Total current liabilities	8,002	9,926
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	1,316	1,607
DEFERRED TAX LIABILITY, domestic	568	618
Total liabilities	9,886	12,151
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:

Common stock $1.25 par value: authorized, 6,000 shares; 3,014 shares issued and outstanding at March 31, 2015 and December 31, 2014	3,767	3,767
Additional paid-in capital	29,532	29,503
Retained earnings	909	1,099
Accumulated other comprehensive income:
Cumulative translation adjustment	19	1,643
Total shareholders’ equity	34,227	36,012
Total Liabilities and Shareholders’ Equity	$44,113	$48,163

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(190)	$707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	701	847
Stock-based compensation	29	23
Deferred income tax (benefit) expense	(49)	483
Provision for bad debts	-	(7)
Changes in working capital:
Trade accounts receivables	248	(1,346)
Inventories	2,924	403
Other current assets	(360)	(509)
Accounts payable and accrued expenses	(1,130)	1,373
Net cash provided by operating activities	2,173	1,974

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,593)	(449)
Net cash used in investing activities	(1,593)	(449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	1,141	1,630
Payments on lines of credit	(655)	(1,682)
Proceeds from export credit refinancing facility	2,370	1,287
Payments on export credit refinancing facility	(2,973)	(3,058)
Payments on capital leases	-	(5)
Proceeds from long-term bank debt	-	236
Payments on long-term bank debt	(244)	(304)
Proceeds from the issuance of common stock and exercise of common stock options	-	11
Net cash used in financing activities	(361)	(1,885)
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(197)	21
Net increase (decrease) in cash and cash equivalents	22	(339)
Cash and cash equivalents at beginning of period	2,657	2,920
Cash and cash equivalents at end of period	$2,679	$2,581

Supplemental cash flow disclosures:
Interest paid	$80	$95
Income taxes paid	$15	$37

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, BV (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”).  All significant intercompany transactions have been eliminated.  All adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, in our Annual Report on Form 10-K filed with the SEC on March 17, 2015.  Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results for the year ending December 31, 2015.

Income Taxes

The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal and state income tax benefit of approximately $55,000 and $2,000, respectively, and a foreign tax benefit of approximately $24,000 for the three month period ended March 31, 2015, as compared to a federal and state tax expense of approximately $47,000 and $2,000, respectively, and foreign tax expense of approximately $143,000 for the same three month period in 2014.

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

As of January 1, 2015, we did not have any unrecognized tax benefits and there was no change during the three month period ended March 31, 2015.  In addition, we did not recognize any interest and penalties in our financial statements during the three month period ended March 31, 2015.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of March 31, 2015 and December 31, 2014, in thousands:

	March 31,
	2015	December 31,
	(Unaudited)	2014

Fixed rate term note payable to a U.S. bank, with an interest rate of 5.5% at March 31, 2015, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of the Company’s U.S. Operation.	$377	$486

Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at March 31, 2015, due July 1, 2029, secured by TPT’s land and office building. (Balance in Euro at March 31, 2015, €236)	248	286

Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at March 31, 2015, due January 31, 2030, secured by TPT’s land and building. (Balance in Euro at March 31, 2015, €262)	276	316

Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at March 31, 2015, due March 1, 2016, secured by TMM’s property, plant and equipment. (Balance in Ringgit at March 31, 2015, RM 1,458)	315	417

Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at March 31, 2015, due October 25, 2018, secured by TMM’s property, plant and equipment. (Balance in Ringgit at March 31, 2015, RM 4,250)	1,102	1,215
Total	2,318	2,720
Less current maturities	1,002	1,113

Total long-term debt - financial institutions	$1,316	$1,607

Short-term Debt

U.S. Operations

On December 31, 2010, the Company’s U.S. Operation, located in Corpus Christi, Texas entered into a credit agreement, (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which reduced the minimum interest rate floor on the Line from 5.5% to 4.5%.

On January 17, 2014, the Company entered into the third amendment (the “Third Amendment”) to the Agreement, with the Lender.  Under the terms of the Third Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ended June 30, 2014, nine month period ended September 30, 2014, and twelve month period ended December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement.  The Company was in compliance with all financial and non-financial covenants for the twelve month period ended March 31, 2015.

TOR Minerals International, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

On August 1, 2014, the Company and the Lender entered into the fourth amendment to the Agreement which extended the Line from October 15, 2014 to October 15, 2015.  Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At March 31, 2015, no funds were outstanding on the Line.

European Operations

On March 20, 2007, TPT entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.29%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2015, TPT had utilized €698,000 ($750,000) of its short-term Credit Facility.

TPT’s loan agreements covering the Credit Facility and term loans, included in long-term debt – financial institutions,  include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  Subjective acceleration clauses are customary in The Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the bank could foreclose on the assets of TPT.

Asian Operations

On August 31, 2014, TMM amended its short-term banking facility with HSBC to extend the maturity date from April 30, 2014 to June 30, 2015.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($135,000); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,822,000); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,349,000).   At March 31, 2015, the outstanding balance on the foreign exchange contract was RM 332,000 ($89,000) at a current interest rate of 2.465%.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2016.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($269,000); (2) an ECR of RM 7,300,000 ($1,969,000); (3) a bank guarantee of RM 1,200,000 ($324,000); and (4) a foreign exchange contract limit of RM 25,000,000 ($6,745,000).  At March 31, 2015, the outstanding balance on the foreign exchange contract was RM 1,668,000 ($450,000) at a current interest rate of 2.65%.

The banking facilities with both HSBC and RHB bear an interest rate on the respective overdraft facilities at 1.25% over bank prime and the respective ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR facilities, which are a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2015, the outstanding balance on the ECR facilities was RM 7,481,000 ($2,018,000) at a current interest rate of 4.85%.

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

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of March 31, 2015 and December 31, 2014.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at March 31, 2015 or at December 31, 2014.

	Fair Value Measurements
(In Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Liability
December 31, 2014
Currency forward contracts	$26	$-	$26	$-
March 31, 2015
Currency forward contracts	$6	$-	$6	$-

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

	March 31, 2015		December 31, 2014
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,318	$2,180	$2,720	$2,558

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 4.	Inventories

Following is a summary of inventory at March 31, 2015 and December 31, 2014, in thousands:

	March 31,	December 31,
	2015	2014
Raw materials	$7,292	$8,465
Work in progress	4,628	6,126
Finished goods	3,770	4,800
Supplies	927	915
Total Inventories	16,617	20,306
Inventory reserve	(132)	(131)
Net Inventories	$16,485	$20,175

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2015	2014
Numerator:
Net Income (Loss)	$(190)	$707
Numerator for basic earnings (loss) per share - income available to common shareholders	(190)	707
Effect of dilutive securities:
Numerator for diluted earnings (loss) per share - income available to common shareholders after assumed conversions	$(190)	$707

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	3,014	3,014
Effect of dilutive securities:
Employee stock options	-	5
Warrants	-	394
Dilutive potential common shares	-	399
Denominator for diluted earnings (loss) per share - weighted-average shares and assumed conversions	3,014	3,413
Basic earnings (loss) per common share	$(0.06)	$0.23
Diluted earnings (loss) per common share	$(0.06)	$0.21

For the three month period ended March 31, 2015, approximately 528,300 detachable warrants were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.  The warrants, issued in May 2009 with our six percent (6%) convertible subordinated debentures, have an exercise price of $2.65 and a maturity date of May 4, 2016.

Employee stock options excluded from the calculation of diluted earnings per share for the three month periods ended March 31, 2015 and 2014, were approximately 147,700 and 105,000, respectively, as the effect would be anti-dilutive.

TOR Minerals International, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 6.	Segment Information

The Company operates in the business of pigment manufacturing and related products in three geographic segments.  All United States (“U.S.”) manufacturing is done at the facility located in Corpus Christi, Texas.  Foreign manufacturing is done by the Company’s wholly-owned foreign operations, TMM, located in Malaysia and TPT, located in The Netherlands.

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

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of ALUPREM, Synthetic Rutile, HITOX and TIOPREM.

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
March 31, 2015
Net Sales:
Customer sales	$7,070	$2,307	$738	$-	$10,115
Intercompany sales	-	952	2,096	(3,048)	-
Total Net Sales	$7,070	$3,259	$2,834	$(3,048)	$10,115

Location income (loss)	$(18)	$(93)	$(99)	$20	$(190)

Location assets	$18,192	$10,212	$15,709	$-	$44,113

March 31, 2014
Net Sales:
Customer sales	$7,946	$2,715	$2,471	$-	$13,132
Intercompany sales	57	1,835	643	(2,535)	-
Total Net Sales	$8,003	$4,550	$3,114	$(2,535)	$13,132

Location income (loss)	$55	$544	$44	$64	$707

Location assets	$18,337	$11,608	$23,498	$-	$53,443

TOR Minerals International, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 7.	Stock Options and Equity Compensation Plan

For the three month periods ended March 31, 2015 and 2014, the Company recorded stock-based employee compensation expense of $30,000 and $23,000, respectively.  This compensation expense is included in the selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

No options were granted during the three month periods ended March 31, 2015 and 2014.

As of March 31, 2015, there was approximately $344,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 2.43 years.

As most options issued under the Company’s 2000 Incentive Stock Option Plan are incentive stock options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

TOR Minerals International, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 8.	Derivatives and Other Financial Instruments

The Company has exposure to certain risks relating to its ongoing business operations, including financial, market, political and economic risks.  The following discussion provides information regarding our exposure to the risks of changing foreign currency exchange rates.  The Company has not entered into these contracts for trading or speculative purposes in the past, nor do we currently anticipate entering into such contracts for trading or speculative purposes in the future.  The foreign exchange contracts are used to mitigate uncertainty and volatility and to cover underlying exposures.

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

At March 31, 2015, we marked these contracts to market, recording $6,000 as a current liability on the condensed consolidated balance sheet.  For the three month period ended March 31, 2014, we recorded a net gain $9,000 as a component of our net income.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, in thousands:

Liability Derivatives
Derivative Instrument	Location	March 31, 2015	December 31, 2014
Foreign Currency Exchange Contracts	Accrued Expenses	$6	$26

The following table summarizes, in thousands, the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the quarters ended March 31, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Operations
Derivative	Location of Gain (loss) on Derivative	Three Months Ended March 31,
Instrument	Instrument	2015	2014
Foreign Currency Exchange Contracts	Gain (loss) on foreign currency exchange rate	$(6)	$9
14

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global producer of high performance, specialty mineral products focused on product innovation and technical support.  Our specialty mineral products, which include flame retardant and smoke suppressant fillers, engineered fillers, and TiO2-color hybrid pigments, are designed for use in plastics, coatings, paints and catalysts applications, as well as a wide range of other industrial applications. With operating segments in the United States, Europe and Asia, our mission is to bring high value products and superior levels of service to our customers to help ensure their success.

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

Following are our results for the three month periods ended March 31, 2015 and 2014.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended March 31,
	2015	2014
NET SALES	$10,115	$13,132
Cost of sales	9,221	10,980
GROSS MARGIN	894	2,152
Technical services, research and development	55	46
Selling, general and administrative expenses	1,052	1,113
OPERATING INCOME (LOSS)	(213)	993
OTHER EXPENSE:
Interest expense, net	(80)	(95)
Gain (Loss) on foreign currency exchange rate	22	(4)
Other, net	-	5
INCOME (LOSS) BEFORE INCOME TAX	(271)	899
Income tax (benefit) expense	(81)	192
NET INCOME (LOSS)	$(190)	$707

Earnings (loss) per common share:
Basic	$(0.06)	$0.23
Diluted	$(0.06)	$0.21

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company operates in three geographic segments.  Product sales between the U.S., European and Asian operations are based on inter-company pricing which includes an inter-company profit margin.  The inter-company sales are excluded from our consolidated sales and from the sales of each of our three geographic segments.

Net Sales:  Consolidated net sales decreased approximately 23%, or $3,017,000, for the three month period ended March 31, 2015, primarily due to a decrease in volume, selling price and the impact of the change in foreign currency rate as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

Following is a summary of our consolidated products sales for the three month periods ended March 31, 2015 and 2014 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2015		2014		Variance
ALUPREM	$3,518	35%	$4,376	33%	$(858)	-20%
HITOX	3,042	30%	3,696	28%	(654)	-18%
BARTEX / BARYPREM	2,284	23%	2,263	17%	21	1%
HALTEX / OPTILOAD	830	8%	883	7%	(53)	-6%
TIOPREM	242	2%	351	3%	(109)	-31%
SYNTHETIC RUTILE	14	<1%	1,365	10%	(1,351)	100%
OTHER	185	2%	198	2%	(13)	-7%
Total	$10,115	100%	$13,132	100%	$(3,017)	-23%

ALUPREM sales decreased 20% for the three month period ended March 31, 2015, primarily related to a decrease in volume of 12%, product mix of 6% and the impact of the change in the foreign currency rate of 2% as the Euro weakened against the U.S. Dollar.  The decrease in volume was primarily related to a significant U.S. customer, while the change in product mix and the change in the foreign currency rate impacted European sales.

HITOX sales decreased 18% for the three month period ended March 31, 2015, primarily due to the weakness in the global TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.  For the first quarter of 2015, volume of 13%, product mix of 2% and the impact of the change in the foreign currency rate of 3% as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

BARTEX/BARYPREM sales increased 1% during the three month period ended March 31, 2015, primarily due to an increase in volume of 9%, which was partially offset by a change in product mix of 1%, and selling price accounted for approximately 7%.  The increase in volume primarily relates to new and existing customers in the U.S. which was partially offset by lower demand by a customer in Europe.

HALTEX/OPTILOAD sales decreased 6% for the three month period ended March 31, 2015, primarily due to a decrease in volume of 8%, which was partially offset by a 2% increase in related to product mix.  The decrease in volume primarily relates to a decrease in demand by two significant customers.

TIOPREM sales decreased 31% for the three month period ended March 31, 2015, primarily due to a decrease in volume and selling price of 17% and 14%, respectively.  The decrease in volume related to TIOPREM sales in the U.S. was partially offset by an increase in volume at both the European and Asian operations.

Synthetic Rutile (“SR”) represented approximately 10% of the overall sales for the three month period ended March 31, 2014; whereas, during the first quarter of 2015, we did not sell a significant volume of SR to third parties.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  However, during the latter half of 2013 we entered into a third-party agreement and the order was completed during the first quarter of 2014.

Other Product sales decreased 7% primarily related to a decrease in volume and selling price in the U.S. which was partially offset by an increase in sales volume at TMM.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Our U.S. operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third-party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our U.S. operation for the three month periods ended March 31, 2015 and 2014 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2015		2014		Variance
ALUPREM	$1,742	25%	$2,467	31%	$(725)	-29%
HITOX	2,152	30%	2,304	29%	(152)	-7%
BARTEX	1,998	28%	1,776	23%	222	13%
HALTEX / OPTILOAD	830	12%	883	11%	(53)	-6%
TIOPREM	196	3%	326	4%	(130)	-40%
OTHER	152	2%	190	2%	(38)	-20%
Total	$7,070	100%	$7,946	100%	$(876)	-11%

ALUPREM sales in the U.S. decreased 29% for the three month period ended March 31, 2015, due to a decrease in volume of a significant customer.

HITOX sales decreased 7% for the three month period ended March 31, 2015, due to a decrease in volume as compared to the same period of 2014, primarily related to the continued weakening of the TiO2 market which is driving down the global demand of TiO2 products.

BARTEX sales increased 13% for the three month period ended March 31, 2015, primarily due to an increase in volume of 14% which was partially offset by a decrease in product mix 1%.  The increase in volume primarily relates to new and existing customers in the U.S.

HALTEX/OPTILOAD sales decreased 6% for the three month period ended March 31, 2015, primarily due to a decrease in volume of 8%, which was partially offset by a 2% increase in related to product mix.  The decrease in volume primarily relates to a decrease in demand by two significant customers.

TIOPREM sales in the U.S. decreased 40% during the three month period ended March 31, 2015, primarily due to a decrease in volume of 26% and selling price of 14% primarily due to the continued weakening of the TiO2 market.

Other product sales decreased 20% for the three month period ended March 31, 2015, primarily due to a decrease in volume of 8% and a decrease in selling price of 12%.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

European Operations

Our subsidiary in The Netherlands, TPT, manufactures and sells ALUPREM to third-party customers, as well as to our U.S. operation for distribution to U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three month periods ended March 31, 2015 and 2014 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2015		2014		Variance
ALUPREM	$1,776	77%	$1,909	70%	$(133)	-7%
BARYPREM	286	12%	487	18%	(201)	-41%
HITOX	223	10%	299	11%	(76)	-25%
TIOPREM	22	1%	20	1%	2	10%
Total	$2,307	100%	$2,715	100%	$(408)	-15%

ALUPREM sales in Europe decreased 7% for the three month period ended March 31, 2015, primarily due to a shift in product mix and the impact of the change in foreign currency, both of which reduced sales by 5%.  Offsetting this reduction was an increase in volume of 3%.  The increase in volume is primarily related to our continued development of new high performance, specialty mineral products, as well as our focus on product innovation and technical support which has enabled TPT to grow its customer base.

BARYPREM sales in Europe decreased 41% for the three month period ended March 31, 2015, primarily due to a decrease in volume, selling price and the impact of the change in foreign currency of 8%, 3% and 30%, respectively.  The decrease in volume primarily relates to lower demand by a customer in Europe.

HITOX sales in Europe decreased 25% during the three month period ended March 31, 2015, primarily due to a decrease in volume, selling price and the impact of the change in foreign currency of 2%, 4% and 19%, respectively.  The European HITOX sales continue to be impacted by the overall weakness in the global TiO2 market.

TIOPREM sales in Europe increased 10% during the three month period ended March 31, 2015, primarily due to an increase in volume.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third-party customers, as well as to our U.S. operation and TPT.  The following table represents TMM’s sales (in thousands) for the three month periods ended March 31, 2015 and 2014 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2015		2014		Variance
HITOX	$667	90%	$1,093	45%	$(426)	-39%
TIOPREM	24	3%	5	<1%	19	380%
SYNTHETIC RUTILE	14	2%	1,365	55%	(1,351)	0%
OTHER	33	5%	8	<1%	25	313%
Total	$738	100%	$2,471	100%	$(1,733)	-70%

HITOX sales in Asia decreased 39% for the three month period ended March 31, 2015, primarily due to a decrease in volume, selling price and the impact of the change in foreign currency of 30%, 6% and 3%, respectively.  The HITOX market in Asia continues to decline due to the weakness in the TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.

TIOPREM sales in Asia increased 380% for the three month period ended March 31, 2015, due to an increase in volume.

SR sales represented 55% of TMM’s sales for the three month period ended March 31, 2014; whereas, during the first quarter of 2015, we did not sell a significant volume of SR to third parties.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  However, during the latter half of 2013 we entered into a third-party agreement and the order was completed during the first quarter of 2014.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three month periods ended March 31, 2015 and 2014, in thousands.

	(Unaudited)
	Three Months Ended March 31,
	2015	2014
NET SALES	$10,115	$13,132
Cost of sales	9,221	10,980
GROSS MARGIN	$894	$2,152
GROSS MARGIN %	9%	16%

For the three month period ended March 31, 2015, gross margin decreased approximately 7%.  The primary factors influencing the decrease in gross margin include a decrease in selling price of approximately 3% and the impact of the change in foreign currency rates as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar which reduced the gross margin approximately 4%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense decreased approximately 6% during the three month period ended March 31, 2015, primarily due to a decrease in salaries which was related to a reduction in staff at each of the three operating segments.

Interest Expense:  Net interest expense decreased approximately $15,000 for the first quarter of 2015, due to a decrease in our long-term and short-term financing primarily at our U.S. and European operations.

Income Taxes:  Income taxes consisted of federal and state income tax benefit of approximately $55,000 and $2,000, respectively, and a foreign tax benefit of approximately $24,000 for the three month period ended March 31, 2015, as compared to a federal and state tax expense of approximately $47,000 and $2,000, respectively, and foreign tax expense of approximately $143,000 for the same three month period in 2014.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of March 31, 2015 and December 31, 2014, in thousands:

	March 31,
	2015	December 31,
	(Unaudited)	2014

Fixed rate term note payable to a U.S. bank, with an interest rate of 5.5% at March 31, 2015, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of the Company’s U.S. Operation.	$377	$486

Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at March 31, 2015, due July 1, 2029, secured by TPT’s land and office building. (Balance in Euro at March 31, 2015, €236)	248	286

Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at March 31, 2015, due January 31, 2030, secured by TPT’s land and building. (Balance in Euro at March 31, 2015, €262)	276	316

Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at March 31, 2015, due March 1, 2016, secured by TMM’s property, plant and equipment. (Balance in Ringgit at March 31, 2015, RM 1,458)	315	417

Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at March 31, 2015, due October 25, 2018, secured by TMM’s property, plant and equipment. (Balance in Ringgit at March 31, 2015, RM 4,250)	1,102	1,215
Total	2,318	2,720
Less current maturities	1,002	1,113

Total long-term debt - financial institutions	$1,316	$1,607

Short-term Debt

U.S. Operations

On December 31, 2010, the Company’s U.S. Operation, located in Corpus Christi, Texas entered into a credit agreement, (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the second amendment which reduced the minimum interest rate floor on the Line from 5.5% to 4.5%.

On January 17, 2014, the Company entered into the third amendment (the “Third Amendment”) to the Agreement, with the Lender.  Under the terms of the Third Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ended June 30, 2014, nine month period ended September 30, 2014, and twelve month period ended December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement.  The Company was in compliance with all financial and non-financial covenants for the twelve month period ended March 31, 2015.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

On August 1, 2014, the Company and the Lender entered into the fourth amendment to the Agreement which extended the Line from October 15, 2014 to October 15, 2015.  Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At March 31, 2015, no funds were outstanding on the Line.

European Operations

On March 20, 2007, TPT entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.29%), is secured by TPT’s accounts receivable and inventory.  At March 31, 2015, TPT had utilized €698,000 ($750,000) of its short-term Credit Facility.

TPT’s loan agreements covering the Credit Facility and term loans, included in long-term debt – financial institutions,  include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  We believe that such subjective acceleration clauses are customary in The Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the bank could foreclose on the assets of TPT.

Asian Operations

On August 31, 2014, TMM amended its short term banking facility with HSBC to extend the maturity date from April 30, 2014 to June 30, 2015.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($135,000); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,822,000); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,349,000).  At March 31, 2015, the outstanding balance on the foreign exchange contract was RM 332,000 ($89,000) at a current interest rate of 2.465%.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2016.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($269,000); (2) an ECR of RM 7,300,000 ($1,969,000); (3) a bank guarantee of RM 1,200,000 ($324,000); and (4) a foreign exchange contract limit of RM 25,000,000 ($6,745,000).  At March 31, 2015, the outstanding balance on the foreign exchange contract was RM 1,668,000 ($450,000) at a current interest rate of 2.65%.

The banking facilities with both HSBC and RHB bear an interest rate on the respective overdraft facilities at 1.25% over bank prime and the respective ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR facilities, which are a government supported financing arrangement specifically for exporters, is used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At March 31, 2015, the outstanding balance on the ECR facilities was RM 7,481,000 ($2,018,000) at a current interest rate of 4.85%.

The borrowings under both the HSBC and the RHB short-term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM’s property, plant and equipment.  However, if demand is made by HSBC or RHB, we may be unable to refinance the demanded indebtedness, in which case, the lenders could foreclose on the assets of TMM.  While repatriation is allowed in the form of dividends, the credit facilities prohibit TMM from paying dividends, and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents increased $22,000 from December 31, 2014 to March 31, 2015. Operating activities provided $2,173,000 and we used $1,593,000 and $361,000 in investing activities and financing activities, respectively.  The effect of the exchange rate fluctuations accounted for a decrease in cash of $197,000.

	(Unaudited)
	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in)
Operating activities	$2,173	$1,974
Investing activities	(1,593)	(449)
Financing activities	(361)	(1,885)
Effect of exchange rate fluctuations	(197)	21
Net increase (decrease) in cash and cash equivalents	$22	$(339)

Operating Activities

Major changes in working capital affecting cash provided by operating activities during the three month period ended March 31, 2015, include the following:

  Trade Accounts Receivable:  Accounts receivable provided cash of $248,000 during the first three months of 2015.  The decrease in accounts receivable is primarily due to the timing of sales between the fourth quarter of 2014 and the first quarter of 2015.  Accounts receivable decreased $375,000 at the U.S. operation and $173,000 at TMM and increased $300,000 at TPT.

  Inventories: Inventories provided cash of $2,924,000 during the first three months of 2015 due to a reduction in inventory at each of the Company’s three operating segments.  Inventories at the U.S. operation decreased $1,219,000, primarily related to a decrease in finished goods and work in progress, which was partially offset by an increase in raw materials.  TPT’s inventory decreased approximately $339,000, primarily related to a decrease in raw materials and TMM’s inventory decreased approximately $1,366,000, primarily related to a decrease in raw materials and work in progress.

  Other Current Assets:  Other current assets used cash of $361,000 during the first three months of 2015.  Prepaid expenses at the U.S. operation increased $62,000, primarily related to the timing of insurance premiums, TPT’s current assets increased $236,000, primarily due to the prepayment of payroll taxes, deposits on equipment parts and timing of insurance premiums and TMM’s current assets increased $63,000, primarily due to the timing of insurance.

  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses used cash of $1,130,000 during the first three months of 2015.  Accounts payable and accrued expenses at the U.S. operation decreased $33,000 and TMM’s decreased $1,349,000 related to the payments associated with the fourth quarter 2014 SR production.  TPT’s increased $252,000, primarily related to the timing of purchases.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $1,593,000 in investing activities during the first three months of 2015, primarily for the purchase of production equipment at our U.S. and European locations as compared to $449,000 used during the same period 2014.  Net investments for each operation are as follows:

  U.S. Operation:  We invested approximately $534,000 during the first three months of 2015 for new production equipment.

  European Operation:  We invested approximately $1,059,000 during the first three months of 2015 for new equipment to increase the production capacity of ALUPREM.

Financing Activities

Financing activities used cash of $361,000 during the three month period ended March 31, 2015 as compared to $1,885,000 for the same period 2014.  Significant factors relating to financing activities include the following:

  Lines of Credit

  U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during the three month period ended March 31, 2015.

  European Operation:  Borrowings on TPT’s line of credit increased $226,000 during the three month period ended March 31, 2015.

  Asian Operation:  Borrowings on TMM’s line of credit increased $260,000 during the three month period ended March 31, 2015.

Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR decreased $603,000 during the three month period ended March 31, 2015.

  Long-term Debt:

  U.S. Operation:  Our U.S. long-term debt decreased $110,000 for the three month period ended March 31, 2015.

  European Operation:  TPT’s long-term debt decreased $10,000 for the three month period ended March 31, 2015.

  Asian Operation:  TMM’s long-term debt decreased $124,000 for the three month period ended March 31, 2015.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2014 Annual Report on Form 10-K except as noted above.

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

TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 6, 2015	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	May 6, 2015	BARBARA RUSSELL Barbara Russell Chief Financial Officer