Form 10-Q
period 2015-06-30
TOR MINERALS INTERNATIONAL INC
filed 2015-07-30
CIK 842295

United States

Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 24, 2015
Common Stock, $1.25 par value	3,014,022

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Operations -- Three and six month periods ended June 30, 2015 and 2014	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) -- Three and six month periods ended June 30, 2015 and 2014	4
	Condensed Consolidated Balance Sheets -- June 30, 2015 and December 31, 2014	5
	Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2015 and 2014	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	28

Part II - Other Information

Item 6.	Exhibits	29

Signatures		29

Forward Looking Information

Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of TOR Minerals International, Inc. and its subsidiaries (the “Company”). The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in market price for titanium dioxide pigments, changes in foreign currency exchange rates, increases in the price of energy and raw materials, such as ilmenite, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “intends,” “should,” “may,” “likely” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET SALES	$9,963	$12,392	$20,078	$25,524
Cost of sales	9,010	10,885	18,231	21,865
GROSS MARGIN	953	1,507	1,847	3,659
Technical services, research and development	44	54	99	100
Selling, general and administrative expenses	1,039	1,114	2,091	2,227
OPERATING INCOME (LOSS)	(130)	339	(343)	1,332
OTHER EXPENSE:
Interest expense, net	(60)	(95)	(140)	(190)
Gain (Loss) on foreign currency exchange rate	1	(57)	23	(61)
Other, net	9	-	9	5
Total Other Expense	(50)	(152)	(108)	(246)
INCOME (LOSS) BEFORE INCOME TAX	(180)	187	(451)	1,086
Income tax (benefit) expense	(73)	34	(154)	226
NET INCOME (LOSS)	$(107)	$153	$(297)	$860

Earnings (loss) per common share:
Basic	$(0.04)	$0.05	$(0.10)	$0.29
Diluted	$(0.04)	$0.04	$(0.10)	$0.25
Weighted average common shares outstanding:
Basic	3,014	3,014	3,014	3,014
Diluted	3,014	3,402	3,014	3,407

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME (LOSS)	$(107)	$153	$(297)	$860
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	125	207	(1,499)	292
Other comprehensive gain (loss), net of tax	125	207	(1,499)	292
COMPREHENSIVE INCOME (LOSS)	$18	$360	$(1,796)	$1,152

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$891	$2,657
Trade accounts receivable, net	4,918	4,915
Inventories, net	16,349	20,175
Other current assets	1,260	752
Current deferred tax asset, domestic	30	37
Current deferred tax asset, foreign	44	54
Total current assets	23,492	28,590
PROPERTY, PLANT AND EQUIPMENT, net	19,585	18,889
DEFERRED TAX ASSET, foreign	772	662
OTHER ASSETS	20	22
Total Assets	$43,869	$48,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,700	$3,318
Accrued expenses	1,062	1,832
Notes payable under lines of credit	2,140	886
Export credit refinancing facility	1,047	2,777
Current maturities of long-term debt – financial institutions	808	1,113
Total current liabilities	7,757	9,926
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	1,223	1,607
DEFERRED TAX LIABILITY, domestic	599	618
Total liabilities	9,579	12,151
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,014 shares issued and outstanding at June 30, 2015 and December 31, 2014	3,767	3,767
Additional paid-in capital	29,577	29,503
Retained earnings	802	1,099
Accumulated other comprehensive income:
Cumulative translation adjustment	144	1,643
Total shareholders’ equity	34,290	36,012
Total Liabilities and Shareholders’ Equity	$43,869	$48,163

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(297)	$860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,413	1,701
Stock-based compensation	75	70
Deferred income tax (benefit) expense	(157)	319
Change in inventory reserve	-	(170)
Provision for bad debts	-	(7)
Changes in working capital:
Trade accounts receivables	(117)	(1,777)
Inventories	2,971	3,107
Other current assets	(540)	(713)
Accounts payable and accrued expenses	(1,093)	45
Net cash provided by operating activities	2,255	3,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,104)	(901)
Net cash used in investing activities	(3,104)	(901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	2,472	1,728
Payments on lines of credit	(1,152)	(2,494)
Proceeds from export credit refinancing facility	3,231	4,513
Payments on export credit refinancing facility	(4,772)	(4,981)
Payments on capital leases	-	(9)
Proceeds from long-term bank debt	-	236
Payments on long-term bank debt	(531)	(663)
Proceeds from the issuance of common stock and exercise of common stock options	-	11
Net cash used in financing activities	(752)	(1,659)
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(165)	30
Net increase (decrease) in cash and cash equivalents	(1,766)	905
Cash and cash equivalents at beginning of period	2,657	2,920
Cash and cash equivalents at end of period	$891	$3,825

Supplemental cash flow disclosures:
Interest paid	$140	$191
Income taxes paid	$560	$70

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited interim condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, BV (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”). All significant intercompany transactions have been eliminated. All adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, in our Annual Report on Form 10-K filed with the SEC on March 17, 2015. Operating results for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results for the year ending December 31, 2015.

Income Taxes

The Company records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal income tax benefit of approximately $214,000, state income tax expense of approximately $2,000 and foreign tax expense of approximately $139,000 for the three month period ended June 30, 2015, as compared to a federal and state tax expense of approximately $11,000 and $2,000, respectively, and foreign tax expense of approximately $21,000 for the same three month period in 2014.

For the six month period ended June 30, 2015, income taxes consisted of federal income tax benefit of approximately $269,000 and foreign tax expense of approximately $115,000, as compared to a federal and state tax expense of approximately $58,000 and $4,000, respectively, and foreign tax expense of approximately $164,000 for the same six month period in 2014.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws. We are subject to taxation in the United States, Malaysia and The Netherlands. Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2011 through December 31, 2014. Our state tax return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2010 through December 31, 2014. Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2009.

As of January 1, 2015, we did not have any unrecognized tax benefits and there was no change during the six month period ended June 30, 2015. In addition, we did not recognize any interest and penalties in our financial statements during the three and six month periods ended June 30, 2015. If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of June 30, 2015 and December 31, 2014, in thousands:

	June 30, 2015	December 31,
	(Unaudited)	2014
Fixed rate term note payable to a U.S. bank, with an interest rate of 5.5% at June 30, 2015, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of the Company’s U.S. Operation.	$266	$486
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at June 30, 2015, due July 1, 2029, secured by TPT’s land and office building. (Balance in Euro at June 30, 2015, €226)	252	286
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at June 30, 2015, due January 31, 2030, secured by TPT’s land and building. (Balance in Euro at June 30, 2015, €252)	281	316
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at June 30, 2015, due March 1, 2016, secured by TMM’s property, plant and equipment. (Balance in Ringgit (“RM”) at June 30, 2015, RM 875)	233	417
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at June 30, 2015, due October 25, 2018, secured by TMM’s property, plant and equipment. (Balance in Ringgit at June 30, 2015, RM 3,750)	999	1,215
Total	2,031	2,720
Less current maturities	808	1,113
Long-term debt - financial institutions	$1,223	$1,607

As noted in the Company’s filings on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015, our subsidiary, TPT, entered into a facilities agreement (the “TPT Agreement”) with Rabobank on July 13, 2015, which provides the following:

•	Mortgage loan, in the amount of €1,000,000 ($1,100,000);
•	Term loan, in the amount of €2,350,000 ($2,585,000); and
•	Line of credit reduced from €1,100,000 to €500,000 ($550,000).

The mortgage loan, which relates to a plant expansion at TPT, will be amortized over a period of 11 years at an interest rate of 3% per annum and is fixed for a period of 5 years. The monthly principal payment will be €8,333 ($9,166), and the first payment will be due January 1, 2016. The mortgage is secured by TPT’s real estate.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The term loan, which relates to equipment purchases designed to improve production efficiencies and increase capacity at TPT, will also be used to reduce TPT’s existing line of credit (the “TPT Line”) from €1,100,000 to €500,000 ($1,210,000 to $550,000). The term loan will be amortized over a period of 6 years and is secured by TPT’s assets. The interest rate will be set for a period of three months and will be based on the relevant EURIBOR rate plus the bank margin of 2.3 percentage point per annum, which shall be fixed for a period of three years. The monthly principal payment will be €39,167.00 ($40,084), and the first payment will be due January 1, 2016.

Lastly, the TPT Agreement reduces TPT’s existing Line from €1,100,000 to €500,000. The TPT Line will be used to finance TP&T’s normal business activities. The interest rate will be based on the average 1-month EURIBOR plus the bank margin of 3.3 percentage point per annum.

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

On January 17, 2014, the Company entered into the third amendment (the “Third Amendment”) to the Agreement with the Lender. Under the terms of the Third Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ended June 30, 2014, nine month period ended September 30, 2014, and twelve month period ended December 31, 2014. Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement. The Company was in compliance with all financial and non-financial covenants for the rolling four quarter period ended June 30, 2015.

On May 26, 2015, the Company entered into the fifth amendment (the “Fifth Amendment”) to the Agreement, with the Lender. Under the terms of the Fifth Amendment, the maturity date on the Line was extended from October 15, 2015 to October 15, 2016.

Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company. Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%. At June 30, 2015, no funds were outstanding on the Line.

European Operations

On March 20, 2007, TPT entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000. The Credit Facility was renewed on January 1, 2010 and has no stated maturity date. The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.236%), is secured by TPT’s accounts receivable and inventory. At June 30, 2015, TPT had utilized €784,000 ($874,000) of its short-term Credit Facility.

TPT’s loan agreements covering the Credit Facility and term loans, included in “Long-term Debt – Financial Institutions” above, include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business. Subjective acceleration clauses are customary in The Netherlands for such borrowings. However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the bank could foreclose on the assets of TPT.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Asian Operations

On August 31, 2014, TMM amended its short-term banking facility with HSBC to extend the maturity date from April 30, 2014 to June 30, 2015. TMM is currently negotiating with HSBC to extend the maturity date to June 30, 2016. The HSBC facility includes the following in RM: (1) overdraft of RM 500,000 ($133,000); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,786,000); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,332,000). At June 30, 2015, the outstanding balance on the foreign exchange contract was RM 3,199,000 ($852,000) at a current interest rate of 2.465%.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015. TMM is currently negotiating with RHB to extend the maturity date to April 21, 2016. The RHB facility includes the following: (1) an overdraft line of credit up to RM 1,000,000 ($266,000); (2) an ECR of RM 7,300,000 ($1,944,000); (3) a bank guarantee of RM 1,200,000 ($320,000); and (4) a foreign exchange contract limit of RM 25,000,000 ($6,659,000). At June 30, 2015, the outstanding balance on the foreign exchange contract was RM 1,552,000 ($414,000) at a current interest rate of 2.65%.

The banking facilities with both HSBC and RHB bear an interest rate on the respective overdraft facilities at 1.25% over bank prime, and the respective ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad. The ECR facilities, which are a government supported financing arrangement specifically for exporters, are used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments. At June 30, 2015, the outstanding balance on the ECR facilities was RM 3,932,000 ($1,047,000) at a current interest rate of 4.85%.

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

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of June 30, 2015 and December 31, 2014. The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at June 30, 2015 or at December 31, 2014.

	Fair Value Measurements
(In Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Liability
December 31, 2014
Currency forward contracts	$26	$-	$26	$-
June 30, 2015
Currency forward contracts	$21	$-	$21	$-

Our foreign currency derivative financial instruments mitigate foreign currency exchange risks and include forward contracts. The forward contracts are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income as part of the gain or loss on foreign currency exchange rates included under “Other Expense” on the Company’s consolidated statement of operations. The fair value of the currency forward contracts is determined using Level 2 inputs based on the currency rate in effect at the end of the reporting period.

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

	June 30, 2015		December 31, 2014
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,031	$1,902	$2,720	$2,558

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 4.	Inventories

Following is a summary of inventory at June 30, 2015 and December 31, 2014, in thousands:

	June 30,	December 31,
	2015	2014
Raw materials	$6,760	$8,465
Work in progress	5,000	6,126
Finished goods	3,826	4,800
Supplies	918	915
Total Inventories	16,504	20,306
Inventory reserve	(155)	(131)
Net Inventories	$16,349	$20,175

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net Income (Loss)	$(107)	$153	$(297)	$860
Numerator for basic earnings (loss) per share - income available to common shareholders	(107)	153	(297)	860
Effect of dilutive securities:
Numerator for diluted earnings (loss) per share - income available to common shareholders after assumed conversions	$(107)	$153	$(297)	$860

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	3,014	3,014	3,014	3,014
Effect of dilutive securities:
Employee stock options	-	(5)	-	-
Warrants	-	393	-	393
Dilutive potential common shares	-	388	-	393
Denominator for diluted earnings (loss) per share - weighted-average shares and assumed conversions	3,014	3,402	3,014	3,407
Basic earnings (loss) per common share	$(0.04)	$0.05	$(0.10)	$0.29
Diluted earnings (loss) per common share	$(0.04)	$0.04	$(0.10)	$0.25

For the three and six month periods ended June 30, 2015, approximately 528,000 detachable warrants were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. The warrants, issued in May 2009 with our six percent (6%) convertible subordinated debentures, have an exercise price of $2.65 and a maturity date of May 4, 2016.

For the three and six month periods ended June 30, 2015, approximately 146,000 employee stock options were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

For the three and six month periods ended June 30, 2014, approximately 106,000 employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the market price of the common shares and, therefore, the effect would be anti-dilutive.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 6.	Segment Information

The Company operates in the business of pigment manufacturing and related products in three geographic segments. All United States (“U.S.”) manufacturing is done at the facility located in Corpus Christi, Texas. Foreign manufacturing is done by the Company’s wholly-owned foreign operations, TMM, located in Malaysia, and TPT, located in The Netherlands.

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

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products. Intercompany sales consist primarily of ALUPREM®, Synthetic Rutile, HITOX® and TIOPREM®.

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
June 30, 2015
Net Sales:
Customer sales	$7,107	$2,052	$804	$-	$9,963
Intercompany sales	4	1,086	1,458	(2,548)	-
Total Net Sales	$7,111	$3,138	$2,262	$(2,548)	$9,963

Location income (loss)	$(81)	$107	$(47)	$(86)	$(107)

June 30, 2014
Net Sales:
Customer sales	$8,451	$3,092	$849	$-	$12,392
Intercompany sales	-	2,133	3,241	(5,374)	-
Total Net Sales	$8,451	$5,225	$4,090	$(5,374)	$12,392

Location income (loss)	$(8)	$603	$(473)	$31	$153

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the six months ended:
June 30, 2015
Net Sales:
Customer sales	$14,177	$4,359	$1,542	$-	$20,078
Intercompany sales	4	2,038	3,555	(5,597)	-
Total Net Sales	$14,181	$6,397	$5,097	$(5,597)	$20,078

Location income (loss)	$(98)	$13	$(145)	$(67)	$(297)

Location assets	$17,844	$11,217	$14,808	$-	$43,869

June 30, 2014
Net Sales:
Customer sales	$16,397	$5,807	$3,320	$-	$25,524
Intercompany sales	57	3,968	3,884	(7,909)	-
Total Net Sales	$16,454	$9,775	$7,204	$(7,909)	$25,524

Location income (loss)	$46	$1,147	$(429)	$96	$860

Location assets	$21,020	$11,500	$20,180	$-	$52,700

Note 7.	Stock Options and Equity Compensation Plan

For the three and six month periods ended June 30, 2015, the Company recorded stock-based employee compensation expense of $45,000 and $75,000, respectively, as compared to $47,000 and $70,000 for the same three and six month periods of 2014, respectively. This compensation expense is included in “selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

The Company granted 6,000 and 20,500 stock options during the six month periods ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was approximately $315,000 of compensation expense related to non-vested awards. This expense is expected to be recognized over a weighted average period of 2.18 years.

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

Foreign Currency Forward Contracts

We manage the risk of changes in foreign currency exchange rates, primarily at our Malaysian operation, through the use of foreign currency contracts. Foreign currency exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates. We report the fair value of the derivatives on our consolidated balance sheets and changes in the fair value are recognized in earnings in the period of the change.

At June 30, 2015, we marked these contracts to market, recording $21,000 as a current liability on the condensed consolidated balance sheet.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our condensed consolidated balance sheets at June 30, 2015 and December 31, 2014, in thousands:

Liability Derivatives
Derivative Instrument	Location	June 30, 2015	December 31, 2014
Foreign Currency Exchange Contracts	Other Current Assets	$21	$26

For the three and six month periods ended June 30, 2015, we recorded a net loss on these contracts of $21,000 and $27,000, respectively, as a component of our net loss. For the three and six month periods ended June 30, 2014, we recorded a net gain $14,000 and $23,000, respectively as a component of our net income.

The following table summarizes, in thousands, the impact of the Company’s derivatives on the condensed consolidated financial statements of operations for the three and six month periods ended June 30, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Operations
Derivative	Location of Gain (loss) on Derivative	Three Months Ended June 30,		Six Month Ended June 30,
Instrument	Instrument	2015	2014	2015	2014
Foreign Currency Exchange Contracts	Gain (loss) on foreign currency exchange rate	$(21)	$14	$(27)	$23

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Following are our results for the three and six month periods ended June 30, 2015 and 2014.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET SALES	$9,963	$12,392	$20,078	$25,524
Cost of sales	9,010	10,885	18,231	21,865
GROSS MARGIN	953	1,507	1,847	3,659
Technical services, research and development	44	54	99	100
Selling, general and administrative expenses	1,039	1,114	2,091	2,227
OPERATING INCOME (LOSS)	(130)	339	(343)	1,332
OTHER EXPENSE:
Interest expense, net	(60)	(95)	(140)	(190)
Gain (Loss) on foreign currency exchange rate	1	(57)	23	(61)
Other, net	9	-	9	5
INCOME (LOSS) BEFORE INCOME TAX	(180)	187	(451)	1,086
Income tax (benefit) expense	(73)	34	(154)	226
NET INCOME (LOSS)	$(107)	$153	$(297)	$860

Earnings (loss) per common share:
Basic	$(0.04)	$0.05	$(0.10)	$0.29
Diluted	$(0.04)	$0.04	$(0.10)	$0.25

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

Net Sales:  Consolidated net sales decreased approximately 20% and 21% for the three and six month periods ended June 30, 2015, as compared to the same three and six month periods of 2014.  The decrease was primarily due to a decrease in volume, selling price and the impact of the change in foreign currency exchange rates as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

Following is a summary of our consolidated products sales for the three and six month periods ended June 30, 2015 and 2014 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2015		2014		Variance		2015		2014		Variance
ALUPREM	$3,262	33%	$5,369	43%	$(2,107)	-39%	$6,780	34%	$9,745	38%	$(2,965)	-30%
HITOX	3,076	31%	3,448	28%	(372)	-11%	6,118	30%	7,144	28%	(1,026)	-14%
BARTEX/ BARYPREM	2,255	23%	2,383	19%	(128)	-5%	4,539	23%	4,646	18%	(107)	-2%
HALTEX/ OPTILOAD	1,036	10%	858	7%	178	21%	1,866	9%	1,741	7%	125	7%
TIOPREM	195	2%	150	1%	45	30%	437	2%	501	2%	(64)	-13%
SYNTHETIC RUTILE	-	0%	-	0%	-	100%	14	<1%	1,365	5%	(1,351)	-99%
OTHER	139	1%	184	2%	(45)	-24%	324	2%	382	2%	(58)	-15%
Total	$9,963	100%	$12,392	100%	$(2,429)	-20%	$20,078	100%	$25,524	100%	$(5,446)	-21%

ALUPREM sales decreased 39% for the three month period ended June 30, 2015, primarily related to a decrease in volume of 27%, selling price of 4% and the impact of the change in the foreign currency exchange rates of 9% as the Euro weakened against the U.S. Dollar, which was partially offset by a shift in product mix of 1%.

For the six month period ended June 30, 2015, ALUPREM sales decreased 30%, primarily related to a decrease in volume of 19%, selling price of 3% and the impact of the change in the foreign currency exchange rates of 8% as the Euro weakened against the U.S. Dollar.

The decrease in volume and selling price was primarily related to a decrease in orders from a large U.S. customer, while the change in product mix and the change in the foreign currency exchange rates impacted European sales.  The order pattern of our largest ALUPREM customers can vary significantly from quarter to quarter and does not necessarily follow a normal seasonal pattern.  However, we do anticipate that orders from a large U.S. customer will continue to be below last year’s levels.

HITOX sales decreased 11% for the three month period ended June 30, 2015, primarily due to a reduction in volume of 5%, product mix of 2% and the impact of the change in the foreign currency exchange rates of 4% as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

For the six month period ended June 30, 2015, HITOX sales decreased 14%, primarily due to a decrease in volume of 10%, and the impact of the change in the foreign currency exchange rates of 4% as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

The decrease in sales volume of HITOX was primarily due to the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  We expect this pressure to continue to affect both volume and pricing in our TiO2 product sales for the balance of the year and we expect conditions in the TiO2 market to remain difficult for the next several years.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

BARTEX®/BARYPREM® sales decreased 5% during the three month period ended June 30, 2015, primarily due to a decrease in volume of 1% and the impact of the change in the foreign currency exchange rates of 4% as the Euro weakened against the U.S. Dollar.

For the six month period ended June 30, 2015, sales decreased 2%, primarily due to the impact of the change in the foreign currency exchange rates of 4% as the Euro weakened against the U.S. Dollar which was partially offset by an increase in volume of 2%.

HALTEX®/OPTILOAD® sales increased 21% for the three month period ended June 30, 2015, primarily due to an increase in volume of 26%, which was partially offset by a change in product mix of 5%.

For the six month period ended June 30, 2015, sales increased 7%, primarily due to an increase in volume of 8% which was partially offset by a change in product mix of 1%.  The increase in sales volume primarily relates to an increase in the customer base, as well as an increase in requirements for existing customers.

TIOPREM sales increased 30% for the three month period ended June 30, 2015, primarily due to an increase in volume of 48%, which was partially offset by a change in product mix of 14% and the impact of the change in the foreign currency exchange rates of 4% as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.  The increase in volume for the quarter primarily relates to an increase in demand from existing customers.

For the six month period ended June 30, 2015, TIOPREM sales decreased 13%, primarily due to a change in product mix of 16% and the impact of the change in the foreign currency exchange rates of 2% as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar, which were partially offset by an increase in volume of 5%.

Synthetic Rutile (“SR”) sales to third parties were flat for the three month periods ended June 30, 2015 and 2014, as we did not sell SR to any third party customers.  For the six month period ended June 30, 2015, our SR sales revenue from third party customers was approximately $14,000 as compared to $1,365,000 during the first six months of 2014.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Regarding our SR production at TMM, we have made a strategic decision to take a portion of our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels.

Other Product sales decreased 24% and 15% for the three and six month periods ended June 30, 2015, respectively, primarily due to a decrease in volume and selling price in the U.S.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Our U.S. operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third-party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our U.S. operation for the three and six month periods ended June 30, 2015 and 2014 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2015		2014		Variance		2015		2014		Variance
ALUPREM	$1,633	23%	$3,012	36%	$(1,379)	-46%	$3,375	24%	$5,479	33%	$(2,104)	-38%
HITOX	2,168	30%	2,352	28%	(184)	-8%	4,320	30%	4,656	28%	(336)	-7%
BARTEX	1,960	28%	1,931	23%	29	2%	3,958	28%	3,707	23%	251	7%
HALTEX/ OPTILOAD	1,036	15%	858	10%	178	21%	1,866	13%	1,741	11%	125	7%
TIOPREM	171	2%	120	1%	51	43%	367	3%	446	3%	(79)	-18%
OTHER	139	2%	178	2%	(39)	-22%	291	2%	368	2%	(77)	-21%
Total	$7,107	100%	$8,451	100%	$(1,344)	-16%	$14,177	100%	$16,397	100%	$(2,220)	-14%

ALUPREM sales decreased 46% for the three month period ended June 30, 2015, primarily related to a decrease in volume of 40% and selling price of 6%.

For the six month period ended June 30, 2015, ALUPREM sales decreased 38%, primarily related to a decrease in volume of 32% and selling price of 6%.  The decrease in volume and selling price was primarily related to a significant U.S. customer’s product demand and we anticipate that orders from this customer will continue to be below last year’s levels.

HITOX sales decreased 8% for the three month period ended June 30, 2015, primarily due to a reduction in volume of 5% and product mix of 3%.

For the six month period ended June 30, 2015, HITOX sales decreased 7%. primarily due to a decrease in volume of 6% and product mix of 1%.  The decrease in sales volume was primarily due to the continued weakness in the global TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.

BARTEX sales volume increased 2% and 7% during the three and six month periods ended June 30, 2015, primarily due to an increase in seasonal demand.

HALTEX/OPTILOAD sales increased 21% for the three month period ended June 30, 2015, primarily due to an increase in volume of 26%, which was partially offset by a change in product mix of 5%.  The increase in sales volume primarily relates to an increase in the customer base, as well as an increase in requirements for existing customers.

For the six month period ended June 30, 2015, sales increased 7%, primarily due to an increase in volume of 8%, which was partially offset by a change in product mix of 1%.

TIOPREM sales increased 43% for the three month period ended June 30, 2015, primarily due to an increase in volume of 60%, which was partially offset by a change in product mix of 17%.  The increase in volume for the quarter primarily relates to an increase in demand from existing customers.

For the six month period ended June 30, 2015, TIOPREM sales decreased 18%, primarily due to a change in product mix of 17% and a decrease in volume of 1%.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Product sales decreased 22% for the three month period ended June 30, 2015, due to a decrease in volume and selling price of 7% and 15%, respectively.  For the six month period ended June 30, 2015, sales decreased 21% due to a decrease in volume and selling price of 8% and 13%, respectively.

European Operations

TPT manufactures and sells ALUPREM to third-party customers, as well as to our U.S. operation for distribution to U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three and six month periods ended June 30, 2015 and 2014 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2015		2014		Variance		2015		2014		Variance
ALUPREM	$1,629	80%	$2,357	76%	$(728)	-31%	$3,405	78%	$4,266	74%	$(861)	-20%
BARYPREM	295	14%	452	15%	(157)	-35%	581	13%	939	16%	(358)	-38%
HITOX	137	6%	253	8%	(116)	-46%	360	8%	552	9%	(192)	-35%
TIOPREM	(9)	0%	30	1%	(39)	-130%	13	1%	50	1%	(37)	-74%
Total	$2,052	100%	$3,092	100%	$(1,040)	-34%	$4,359	100%	$5,807	100%	$(1,448)	-25%

ALUPREM sales in Europe decreased 31% for the three month period ended June 30, 2015, primarily due to a decrease in volume and the impact of the change in foreign currency which reduced sales 11% and 20%, respectively.

For the six month period ended June 30, 2015, sales decreased 20%, primarily due to the impact of the change in the foreign currency exchange rates of 19% as the Euro weakened against the U.S. Dollar and a decrease in volume of 2%, which was partially offset by a change in product mix of 1%.

BARYPREM sales in Europe decreased 35% for the three month period ended June 30, 2015, primarily due to a decrease in volume and the impact of the change in foreign currency of 16% and 19%, respectively.

For the six month period ended June 30, 2015, sales decreased 38%, primarily due to a decrease in volume of 20% and the impact of the change in the foreign currency exchange rates of 18% as the Euro weakened against the U.S. Dollar. The decrease in volume primarily relates to lower demand by a customer in Europe.

HITOX sales in Europe decreased 46% during the three month period ended June 30, 2015, primarily due to a decrease in volume and the impact of the change in foreign currency of 26% and 20%, respectively.

For the six month period ended June 30, 2015, sales decreased 35% primarily due to a decrease in volume of 16% and the impact of the change in the foreign currency exchange rates of 19% as the Euro weakened against the U.S. Dollar. The European HITOX sales continue to be impacted by the overall weakness in the global TiO2 market.

TIOPREM sales in Europe decreased 130% during the three month period ended June 30, 2015, primarily due to a decrease in volume and the impact of the change in foreign currency of 110% and 20%, respectively.

For the six month period ended June 30, 2015, sales decreased 74% primarily due to a decrease in volume of 56% and the impact of the change in the foreign currency exchange rates of 18% as the Euro weakened against the U.S. Dollar.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third-party customers, as well as to our U.S. operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and six month periods ended June 30, 2015 and 2014 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2015		2014		Variance		2015		2014		Variance
HITOX	$771	96%	$843	99%	$(72)	-9%	$1,438	93%	$1,936	58%	$(498)	-26%
TIOPREM	33	4%	-	0%	33	100%	57	4%	5	<1%	52	1040%
SYNTHETIC RUTILE	-	0%	-	0%	-	0%	14	1%	1,365	41%	(1,351)	100%
OTHER	-	0%	6	1%	(6)	-100%	33	2%	14	1%	19	136%
Total	$804	100%	$849	100%	$(45)	-5%	$1,542	100%	$3,320	100%	$(1,778)	-54%

HITOX sales in Asia decreased 9% for the three month period ended June 30, 2015, primarily due to the impact of the change in foreign currency and a decrease in volume of 11% and 1%, respectively, which was partially offset by a change in product mix of 3%.

For the six month period ended June 30, 2015, sales decreased 26%, primarily due to a decrease in volume and the impact of the change in foreign currency of 17% and 10%, respectively, which was partially offset by a change in product mix of 1%.  The HITOX market in Asia continues to decline due to the weakness in the TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.

TIOPREM sales in Asia increased $33,000 and $52,000 for the three and six month period ended June 30, 2015, due to an increase in volume. The increase in sales volume primarily relates to new TIOPREM customers in Asia.

Synthetic Rutile (“SR”) sales to third parties were flat for the three month periods ended June 30, 2015 and 2014, as we did not sell SR to any third party customers.  For the six month period ended June 30, 2015, our SR sales revenue from third party customers was approximately $14,000 as compared to $1,365,000 during the first six months of 2014.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Regarding our SR production at TMM, we have made a strategic decision to take a portion of our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels..

Other Product sales volume decreased 100% for the three month period ended June 30, 2015, and increased 136% for the six month period.  The increase in volume was primarily due to new customer.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three and six month periods ended June 30, 2015 and 2014, in thousands.

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET SALES	$9,963	$12,392	$20,078	$25,524
Cost of sales	9,010	10,885	18,231	21,865
GROSS MARGIN	$953	$1,507	$1,847	$3,659
GROSS MARGIN %	9.6%	12.2%	9.2%	14.3%

For the three and six month period ended June 30, 2015, gross margin decreased approximately 2.6% and 5.1%.  The primary factor influencing the decrease in gross margin for the quarter and year to date periods relate to a reduction in selling price and the impact of the change in foreign currency exchange rates as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense decreased approximately 6.7% and 6.1% during the three and six month periods ended June 30, 2015, respectively, primarily due to a decrease in salaries and sales expense, as well as the impact of the change in foreign currency exchange rates.

Interest Expense:  Net interest expense decreased approximately $35,000 and $50,000 for the three and six month periods ended June 30 2015, respectively, due to a decrease in our long-term and short-term financing at each of our three operations.

Income Taxes:  Income taxes consisted of federal income tax benefit of approximately $214,000, state income tax expense of approximately $2,000 and foreign tax expense of approximately $139,000 for the three month period ended June 30, 2015, as compared to a federal and state tax expense of approximately $11,000 and $2,000, respectively, and foreign tax expense of approximately $21,000 for the same three month period in 2014.

For the six month period ended June 30, 2015, income taxes consisted of federal income tax benefit of approximately $269,000 and foreign tax expense of approximately $115,000, as compared to a federal and state tax expense of approximately $58,000 and $4,000, respectively, and foreign tax expense of approximately $164,000 for the same six month period in 2014.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of June 30, 2015 and December 31, 2014, in thousands:

	June 30, 2015	December 31,
	(Unaudited)	2014
Fixed rate term note payable to a U.S. bank, with an interest rate of 5.5% at June 30, 2015, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of the Company’s U.S. Operation.	$266	$486
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at June 30, 2015, due July 1, 2029, secured by TPT’s land and office building. (Balance in Euro at June 30, 2015, €226)	252	286
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at June 30, 2015, due January 31, 2030, secured by TPT’s land and building. (Balance in Euro at June 30, 2015, €252)	281	316
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at June 30, 2015, due March 1, 2016, secured by TMM’s property, plant and equipment. (Balance in Ringgit (“RM”) at June 30, 2015, RM 875)	233	417
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at June 30, 2015, due October 25, 2018, secured by TMM’s property, plant and equipment. (Balance in Ringgit at June 30, 2015, RM 3,750)	999	1,215
Total	2,031	2,720
Less current maturities	808	1,113
Long-term debt - financial institutions	$1,223	$1,607

As noted in the Company’s filings on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015, our subsidiary, TPT, entered into a facilities agreement (the “TPT Agreement”) with Rabobank on July 13, 2015, which provides the following:

  Mortgage loan, in the amount of €1,000,000 ($1,100,000);

  Term loan, in the amount of €2,350,000 ($2,585,000); and

  Line of credit reduced from €1,100,000 to €500,000 ($550,000).

The mortgage loan, which relates to a plant expansion at TPT, will be amortized over a period of 11 years at an interest rate of 3% per annum and is fixed for a period of 5 years.  The monthly principal payment will be €8,333 ($9,166), and the first payment will be due January 1, 2016.  The mortgage is secured by TPT’s real estate.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

The term loan, which relates to equipment purchases designed to improve production efficiencies and increase capacity at TPT, will also be used to reduce TPT’s existing line of credit (the “TPT Line”) from €1,100,000 to €500,000 ($1,210,000 to $550,000).  The term loan will be amortized over a period of 6 years and is secured by TPT’s assets.  The interest rate will be set for a period of three months and will be based on the relevant EURIBOR rate plus the bank margin of 2.3 percentage point per annum, which shall be fixed for a period of three years.  The monthly principal payment will be €39,167.00 ($40,084), and the first payment will be due January 1, 2016.

Lastly, the TPT Agreement reduces TPT’s existing Line from €1,100,000 to €500,000.  The TPT Line will be used to finance TP&T’s normal business activities.  The interest rate will be based on the average 1-month EURIBOR plus the bank margin of 3.3 percentage point per annum.

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

On January 17, 2014, the Company entered into the third amendment (the “Third Amendment”) to the Agreement with the Lender.  Under the terms of the Third Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ended June 30, 2014, nine month period ended September 30, 2014, and twelve month period ended December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement.  The Company was in compliance with all financial and non-financial covenants for the rolling four quarter period ended June 30, 2015.

On May 26, 2015, the Company entered into the fifth amendment (the “Fifth Amendment”) to the Agreement, with the Lender.  Under the terms of the Fifth Amendment, the maturity date on the Line was extended from October 15, 2015 to October 15, 2016.

Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At June 30, 2015, no funds were outstanding on the Line.

European Operations

On March 20, 2007, TPT entered into a short-term credit facility (the “Credit Facility”) with Rabobank which increased TPT’s line of credit from €650,000 to €1,100,000.  The Credit Facility was renewed on January 1, 2010 and has no stated maturity date.  The Credit Facility, which has a variable interest rate of bank prime plus 2.8% (currently at 3.236%), is secured by TPT’s accounts receivable and inventory.  At June 30, 2015, TPT had utilized €784,000 ($874,000) of its short-term Credit Facility.

TPT’s loan agreements covering the Credit Facility and term loans, include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  Subjective acceleration clauses are customary in The Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the bank could foreclose on the assets of TPT.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

On August 31, 2014, TMM amended its short-term banking facility with HSBC to extend the maturity date from April 30, 2014 to June 30, 2015.  TMM is currently negotiating with HSBC to extend the maturity date to June 30, 2016.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($133,000); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,786,000); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,332,000).   At June 30, 2015, the outstanding balance on the foreign exchange contract was RM 3,199,000 ($852,000) at a current interest rate of 2.465%.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2016.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($266,000); (2) an ECR of RM 7,300,000 ($1,944,000); (3) a bank guarantee of RM 1,200,000 ($320,000); and (4) a foreign exchange contract limit of RM 25,000,000 ($6,659,000).  At June 30, 2015, the outstanding balance on the foreign exchange contract was RM 1,552,000 ($414,000) at a current interest rate of 2.65%.

The banking facilities with both HSBC and RHB bear an interest rate on the respective overdraft facilities at 1.25% over bank prime, and the respective ECR facilities bear interest at 1.0% above the funding rate stipulated by the Export-Import Bank of Malaysia Berhad.  The ECR facilities, which are a government supported financing arrangement specifically for exporters, are used by TMM for short-term financing of up to 180 days against customers’ and inter-company shipments.  At June 30, 2015, the outstanding balance on the ECR facilities was RM 3,932,000 ($1,047,000) at a current interest rate of 4.85%.

The borrowings under both the HSBC and the RHB short term credit facilities are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provide, that the banks may demand repayment at any time.  A demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM’s property, plant and equipment.  However, if demand is made by HSBC or RHB, we may be unable to refinance the demanded indebtedness, in which case, the lenders could foreclose on the assets of TMM.  While repatriation is allowed in the form of dividends, the credit facilities prohibit TMM from paying dividends, and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted on the following table, cash and cash equivalents decreased $1,766,000 from December 31, 2014 to June 30, 2015. Operating activities provided $2,255,000 and we used $3,104,000 and $752,000 in investing activities and financing activities, respectively.  The effect of the exchange rates fluctuations accounted for a decrease in cash of $165,000.

	(Unaudited)
	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in)
Operating activities	$2,255	$3,435
Investing activities	(3,104)	(901)
Financing activities	(752)	(1,659)
Effect of exchange rate fluctuations	(165)	30
Net increase (decrease) in cash and cash equivalents	$(1,766)	$905

Operating Activities

Major changes in working capital affecting cash provided by operating activities during the six month period ended June 30, 2015, include the following:

  Trade Accounts Receivable:  Accounts receivable used cash of $117,000 during the first six months of 2015.  The increase in accounts receivable is primarily due to the timing of sales between the fourth quarter of 2014 and the second quarter of 2015, primarily at TPT.  Accounts receivable decreased $139,000 at the U.S. operation and $85,000 at TMM and increased $341,000 at TPT.

  Inventories: Inventories provided cash of $2,971,000 during the first six months of 2015 due to a reduction in inventory at each of the Company’s three operating segments.  Inventories at the U.S. operation decreased $733,000, primarily related to a decrease in finished goods and work in progress, which was partially offset by an increase in raw materials.  TPT’s inventory decreased approximately $350,000, primarily related to a decrease in raw materials.  TMM’s inventory decreased approximately $1,888,000, primarily related to a decrease in work in progress and finished goods, which was partially offset by an increase in raw materials.

  Other Current Assets:  Other current assets used cash of $540,000 during the first six months of 2015.  Current assets at the U.S. operation increased $186,000, primarily related to the timing of insurance premiums.  TPT’s current assets increased $230,000, primarily due to the prepayment of payroll taxes, deposits on equipment parts and timing of insurance premiums.   TMM’s current assets increased $124,000, primarily due to the timing of insurance.

  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses used cash of $1,093,000 during the first six months of 2015.  Accounts payable and accrued expenses at TMM decreased $1,363,000, primarily related to the payments associated with the fourth quarter 2014 SR production.  At the U.S. operation, accounts payable and accrued expenses increased $37,000, and TPT’s increased $233,000, primarily related to the timing of purchases.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $3,104,000 in investing activities during the first six months of 2015, primarily for the purchase of production equipment at our U.S. and European locations, as compared to $901,000 used during the same period 2014.  Net investments for each operation are as follows:

  U.S. Operation:  We invested approximately $1,105,000 during the first six months of 2015 for new production equipment designed to improve production yield and efficiency.

  European Operation:  We invested approximately $1,995,000 during the first six months of 2015 for new equipment to increase the production capacity of ALUPREM.

  Asian Operation:  We invested approximately $4,000 during the first six months of 2015 for new computer equipment.

Financing Activities

Financing activities used cash of $752,000 during the six month period ended June 30, 2015, as compared to $1,659,000 for the same period 2014.  Significant factors relating to financing activities include the following:

  Lines of Credit

  U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during the six month period ended June 30, 2015.

  European Operation:  Borrowings on TPT’s line of credit increased $330,000 during the six month period ended June 30, 2015.

  Asian Operation:  Borrowings on TMM’s line of credit increased $990,000 during the six month period ended June 30, 2015.

  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR decreased $1,541,000 during the six month period ended June 30, 2015.

  Long-term Debt:

  U.S. Operation:  Our U.S. long-term debt decreased $221,000 for the six month period ended June 30, 2015.

  European Operation:  TPT’s long-term debt decreased $21,000 for the six month period ended June 30, 2015.

  Asian Operation:  TMM’s long-term debt decreased $289,000 for the six month period ended June 30, 2015.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2014 Annual Report on Form 10-K.

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

TOR Minerals International, Inc.
____________
(Registrant)

Date:	July 30, 2015	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	July 30, 2015	BARBARA RUSSELL Barbara Russell Chief Financial Officer