Form 10-Q
period 2015-09-30
TOR MINERALS INTERNATIONAL INC
filed 2015-10-29
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One) ☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015 OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of October 27, 2015 3,014,022

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Consolidated Statements of Operations -- Three and nine month periods ended September 30, 2015 and 2014	3
	Consolidated Statements of Comprehensive Income (Loss) -- Three and nine month periods ended September 30, 2015 and 2014	4
	Consolidated Balance Sheets -- September 30, 2015 and December 31, 2014	5
	Consolidated Statements of Cash Flows -- Nine months ended September 30, 2015 and 2014	6

	Notes to the Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	28

Part II - Other Information

Item 6.	Exhibits	29

Signatures		29

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

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET SALES	$8,988	$11,317	$29,066	$36,841
Cost of sales	7,877	9,809	26,108	31,674
GROSS MARGIN	1,111	1,508	2,958	5,167
Technical services, research and development	44	50	143	150
Selling, general and administrative expenses	943	1,092	3,034	3,319
Loss on disposal of assets	38	-	38	-
OPERATING INCOME (LOSS)	86	366	(257)	1,698
OTHER EXPENSE:
Interest expense, net	(37)	(85)	(177)	(275)
Gain (Loss) on foreign currency exchange rate	(157)	71	(134)	10
Other, net	9	5	18	10
Total Other Expense	(185)	(9)	(293)	(255)
INCOME (LOSS) BEFORE INCOME TAX	(99)	357	(550)	1,443
Income tax (benefit) expense	22	61	(132)	287
NET INCOME (LOSS)	$(121)	$296	$(418)	$1,156

Earnings (loss) per common share:
Basic	$(0.04)	$0.10	$(0.14)	$0.38
Diluted	$(0.04)	$0.09	$(0.14)	$0.34
Weighted average common shares outstanding:
Basic	3,014	3,014	3,014	3,014
Diluted	3,014	3,394	3,014	3,403

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME (LOSS)	$(121)	$296	$(418)	$1,156
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment loss	(1,662)	(1,021)	(3,161)	(729)
Other comprehensive loss, net of tax	(1,662)	(1,021)	(3,161)	(729)
COMPREHENSIVE INCOME (LOSS)	$(1,783)	$(725)	$(3,579)	$427

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,088	$2,657
Trade accounts receivable, net	4,380	4,915
Inventories, net	14,256	20,175
Other current assets	1,128	752
Current deferred tax asset, domestic	30	37
Current deferred tax asset, foreign	44	54
Total current assets	21,926	28,590
RESTRICTED CASH, foreign	1,561	-
PROPERTY, PLANT AND EQUIPMENT, net	19,278	18,889
DEFERRED TAX ASSET, foreign	689	662
OTHER ASSETS	17	22
Total Assets	$43,471	$48,163

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,080	$3,318
Accrued expenses	1,034	1,832
Notes payable under lines of credit	876	886
Export credit refinancing facility	1,014	2,777
Current maturities of long-term debt – financial institutions	5,347	2,720
Total current liabilities	10,351	11,533
DEFERRED TAX LIABILITY, domestic	584	618
Total liabilities	10,935	12,151
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,014 shares issued and outstanding at September 30, 2015 and December 31, 2014	3,767	3,767
Additional paid-in capital	29,606	29,503
Retained earnings	681	1,099
Accumulated other comprehensive income (loss):	(1,518)	1,643
Total shareholders' equity	32,536	36,012
Total Liabilities and Shareholders' Equity	$43,471	$48,163

See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(418)	$1,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,123	2,570
Loss on disposal of assets	38	-
Stock-based compensation	104	100
Deferred income tax (benefit) expense	(178)	189
Change in inventory reserve	-	(174)
Provision for bad debts	23	(7)
Changes in working capital:
Trade accounts receivables	302	(1,411)
Inventories	3,568	343
Other current assets	(414)	(381)
Accounts payable and accrued expenses	(1,431)	2,223
Net cash provided by operating activities	3,717	4,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,174)	(1,386)
Restricted Cash	(1,561)	-
Net cash used in investing activities	(5,735)	(1,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	2,663	2,260
Payments on lines of credit	(2,567)	(3,225)
Proceeds from export credit refinancing facility	3,420	5,666
Payments on export credit refinancing facility	(4,619)	(7,198)
Payments on capital leases	-	(11)
Proceeds from long-term bank debt	3,740	236
Payments on long-term bank debt	(735)	(947)
Proceeds from the issuance of common stock and exercise of common stock options	-	11
Net cash provided by (used in) financing activities	1,902	(3,208)
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(453)	(198)
Net decrease in cash and cash equivalents	(569)	(184)
Cash and cash equivalents at beginning of period	2,657	2,920
Cash and cash equivalents at end of period	$2,088	$2,736

Supplemental cash flow disclosures:
Interest paid	$112	$275
Income taxes paid	$349	$78
See accompanying notes.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1.          Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim consolidated financial statements (the “financial statements”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, BV (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”).  All significant intercompany transactions have been eliminated.  All adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, in our Annual Report on Form 10-K filed with the SEC on March 17, 2015.  Operating results for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results for the year ending December 31, 2015.

Restricted Cash

As noted in the Company’s filings on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015, TPT entered into a facilities agreement (the “TPT Agreement”) with Rabobank on July 13, 2015, at which time Rabobank funded both the mortgage loan and the term loan (See Note 2).  Under the terms of the TPT Agreement, the cash is restricted to payment of invoices related to TPT’s building expansion and equipment purchases.  At September 30, 2015, TPT had €1,398,000 ($1,561,000) in restricted cash related to the TPT Agreement which is included as a non-current asset on the Company’s consolidated balance sheet.

Income Taxes

The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal income tax expense of approximately $237,000, state income tax expense of approximately $5,000 and foreign tax benefit of approximately $220,000 for the three month period ended September 30, 2015, as compared to a federal and state tax expense of approximately $163,000 and $2,000, respectively, and foreign tax benefit of approximately $104,000 for the same three month period in 2014.

For the nine month period ended September 30, 2015, income taxes consisted of federal income tax benefit of approximately $31,000, state income tax expense of approximately $5,000 and foreign tax benefit of approximately $106,000, as compared to a federal and state tax expense of approximately $220,000 and $7,000, respectively, and foreign tax expense of approximately $60,000 for the same nine month period in 2014.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2012 through December 31, 2014.  Our state tax return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2010 through December 31, 2014.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2010.

As of January 1, 2015, we did not have any unrecognized tax benefits and there was no change during the nine month period ended September 30, 2015.  In addition, we did not recognize any interest and penalties in our financial statements during the three and nine month periods ended September 30, 2015.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 2.           Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of September 30, 2015 and December 31, 2014, in thousands:

	September 30, 2015	December 31,
	(Unaudited)	2014
Fixed rate term note payable to a U.S. bank, with an interest rate of 5.5% at September 30, 2015, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of the Company's U.S. Operation.	$153	$486
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at September 30, 2015, due July 1, 2029, secured by TPT's land and office building. (Balance in Euro at September 30, 2015, €221)	247	286
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at September 30, 2015, due January 31, 2030, secured by TPT's land and building. (Balance in Euro at September 30, 2015, €247)	276	316
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.0% per annum, due December 31, 2025, is secured by TPT's land and buildings. (Balance in Euro at September 30, 2015, €1,000)	1,117	-
Variable rate Euro term note payable to a Netherlands bank, with a EURIBOR interest rate plus bank margin of 2.3% per annum, due December 31, 2020, is secured by TPT's assets. (Balance in Euro at September 30, 2015, €2,350)	2,624	-
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at September 30, 2015, due March 1, 2016, secured by TMM's property, plant and equipment. (Balance in Ringgit ("RM") at September 30, 2015, RM 584)	133	417
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at September 30, 2015, due October 25, 2018, secured by TMM's property, plant and equipment. (Balance in Ringgit at September 30, 2015, RM 3,500)	797	1,215
Total current maturities	5,347	2,720

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As noted above, TPT entered into the TPT Agreement with Rabobank on July 13, 2015, which provides the following:

  Mortgage loan, in the amount of €1,000,000 ($1,117,000);

  Term loan, in the amount of €2,350,000 ($2,624,000); and

  Line of credit reduced from €1,100,000 to €500,000 ($558,000).

The mortgage loan, which relates to a plant expansion at TPT, is amortized over a period of 10 years at an interest rate of 3% per annum and is fixed for a period of 5 years.  The monthly principal payment of €8,333 ($9,304) is scheduled to begin January 31, 2016.  The mortgage is secured by TPT’s real estate.

The term loan, which relates to equipment purchases designed to improve production efficiencies and increase capacity at TPT, also reduced TPT’s existing line of credit (the “TPT Line”) from €1,100,000 to €500,000 ($1,228,000 to $558,000).  The term loan, amortized over a period of 5 years, is secured by TPT’s assets.  The interest rate, set for a period of three months, is based on the relevant EURIBOR rate plus the bank margin of 2.3% per annum was 2.203% at September 30, 2015.  The monthly principal payment of €39,167 ($43,730) is schedule to begin January 31, 2016.

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

On January 17, 2014, the Company entered into the third amendment (the “Third Amendment”) to the Agreement with the Lender.  Under the terms of the Third Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ended June 30, 2014, nine month period ended September 30, 2014, and twelve month period ended December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement.  The Company was in compliance with all financial and non-financial covenants for the rolling four quarter period ended September 30, 2015.

On May 26, 2015, the Company entered into the fifth amendment (the “Fifth Amendment”) to the Agreement, with the Lender.  Under the terms of the Fifth Amendment, the maturity date on the Line was extended from October 15, 2015 to October 15, 2016.

Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At September 30, 2015, no funds were outstanding on the Line.

European Operations

On July 13, 2015, the TPT Agreement reduced the TPT line from €1,100,000 to €500,000 ($1,228,000 to $558,000) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%, which was 3.194% at September 30, 2015.  No funds were outstanding on the TPT line at September 30, 2015.

TPT’s loan agreements covering the TPT line and term loans, included in “Long-term Debt – Financial Institutions” above, include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  Subjective acceleration clauses are customary in The Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the bank could foreclose on the assets of TPT.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Asian Operations

On August 24, 2015, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($114,000); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,382,000); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,139,000).  At September 30, 2015, the outstanding balances on the ECR and the foreign exchange contract were RM 4,453,000 ($1,014,000) and RM 3,848,000 ($876,000), respectively, and at the current interest rates of 4.96% and 2.506%, respectively.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2016.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($228,000); (2) an ECR of RM 7,300,000 ($1,662,000); (3) a bank guarantee of RM 1,200,000 ($273,000); and (4) a foreign exchange contract limit of RM 25,000,000 ($5,693,000).  At September 30, 2015, no funds were outstanding on the RHB facility.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 3.           Fair Value Measurements

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of September 30, 2015 and December 31, 2014.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at September 30, 2015 or at December 31, 2014.

	Fair Value Measurements
(In Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Liability
December 31, 2014
Currency forward contracts	$26	$-	$26	$-
September 30, 2015
Currency forward contracts	$72	$-	$72	$-

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

	September 30, 2015		December 31, 2014
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$5,347	$4,800	$2,720	$2,558

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 4.           Inventories

Following is a summary of inventory at September 30, 2015 and December 31, 2014, in thousands:

	September 30,	December 31,
	2015	2014
Raw materials	$5,393	$8,465
Work in progress	3,844	6,126
Finished goods	4,296	4,800
Supplies	810	915
Total Inventories	14,343	20,306
Inventory reserve	(87)	(131)
Net Inventories	$14,256	$20,175

Note 5.          Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net Income (Loss)	$(121)	$296	$(418)	$1,156
Numerator for basic earnings (loss) per share - income available to common shareholders	(121)	296	(418)	1,156
Effect of dilutive securities:
Numerator for diluted earnings (loss) per share - income available to common shareholders after assumed conversions	$(121)	$296	$(418)	$1,156

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	3,014	3,014	3,014	3,014
Effect of dilutive securities:
Employee stock options	-	4	-	1
Warrants	-	376	-	388
Dilutive potential common shares	-	380	-	389
Denominator for diluted earnings (loss) per share - weighted-average shares and assumed conversions	3,014	3,394	3,014	3,403
Basic earnings (loss) per common share	$(0.04)	$0.10	$(0.14)	$0.38
Diluted earnings (loss) per common share	$(0.04)	$0.09	$(0.14)	$0.34

For the three and nine month periods ended September 30, 2015, approximately 528,000 detachable warrants were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.  The warrants, issued in May 2009 with our six percent (6%) convertible subordinated debentures, have an exercise price of $2.65 and a maturity date of May 4, 2016.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine month periods ended September 30, 2015, approximately 146,000 employee stock options were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

For the three and nine month periods ended September 30, 2014, approximately 134,000 employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the market price of the common shares and, therefore, the effect would be anti-dilutive.

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

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
September 30, 2015
Net Sales:
Customer sales	$6,308	$2,059	$621	$-	$8,988
Intercompany sales	33	1,418	789	(2,240)	-
Total Net Sales	$6,341	$3,477	$1,410	$(2,240)	$8,988

Location income (loss)	$(229)	$138	$(210)	$180	$(121)

September 30, 2014
Net Sales:
Customer sales	$8,137	$2,341	$839	$-	$11,317
Intercompany sales	-	1,936	2,430	(4,366)	-
Total Net Sales	$8,137	$4,277	$3,269	$(4,366)	$11,317

Location income (loss)	$135	$215	$(201)	$147	$296

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 6.          Segment Information (continued)

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the nine months ended:
September 30, 2015
Net Sales:
Customer sales	$20,485	$6,418	$2,163	$-	$29,066
Intercompany sales	37	3,456	4,343	(7,836)	-
Total Net Sales	$20,522	$9,874	$6,506	$(7,836)	$29,066

Location income (loss)	$(327)	$152	$(356)	$113	$(418)

Location assets	$17,026	$13,769	$12,676	$-	$43,471

September 30, 2014
Net Sales:
Customer sales	$24,534	$8,148	$4,159	$-	$36,841
Intercompany sales	58	5,903	6,315	(12,276)	-
Total Net Sales	$24,592	$14,051	$10,474	$(12,276)	$36,841

Location income (loss)	$181	$1,362	$(630)	$243	$1,156

Location assets	$21,574	$10,577	$19,888	$-	$52,039

Note 7.          Stock Options and Equity Compensation Plan

For the three and nine month periods ended September 30, 2015, the Company recorded stock-based employee compensation expense of $29,000 and $104,000, respectively, as compared to $30,000 and $100,000 for the same three and nine month periods of 2014, respectively.  This compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company granted 6,000 and 20,500 stock options during the nine month periods ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was approximately $286,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 1.93 years.

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

At September 30, 2015, we marked these contracts to market, recording $72,000 as a current liability on the consolidated balance sheets.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our consolidated balance sheets at September 30, 2015 and December 31, 2014, in thousands:

Liability Derivatives
Derivative Instrument	Location	September 30, 2015	December 31, 2014
Foreign Currency Exchange Contracts	Other Current Liabilities	$72	$26

For the three and nine month periods ended September 30, 2015, we recorded a net loss on these contracts of $51,000 and $72,000, respectively, as a component of our net loss.  For the three and nine month periods ended September 30, 2014, we recorded a net loss of $35,000 and $21,000, respectively, as a component of our operations income (loss).

The following table summarizes, in thousands, the impact of the Company’s derivatives on the consolidated financial statements of operations for the three and nine month periods ended September 30, 2015 and 2014:

		Amount of Gain (Loss) Recognized in Operations
Derivative Instrument	Location of Gain (loss) on Derivative Instrument	Three Months Ended September 30,		Nine Month Ended September 30,
		2015	2014	2015	2014
Foreign Currency Exchange Contracts	Gain (loss) on foreign currency exchange rate	$(51)	$(35)	$(72)	$(21)

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

Following are our results for the three and nine month periods ended September 30, 2015 and 2014.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET SALES	$8,988	$11,317	$29,066	$36,841
Cost of sales	7,877	9,809	26,108	31,674
GROSS MARGIN	1,111	1,508	2,958	5,167
Technical services, research and development	44	50	143	150
Selling, general and administrative expenses	943	1,092	3,034	3,319
Loss on disposal of assets	38	-	38	-
OPERATING INCOME (LOSS)	86	366	(257)	1,698
OTHER EXPENSE:
Interest expense, net	(37)	(85)	(177)	(275)
Gain (Loss) on foreign currency exchange rate	(157)	71	(134)	10
Other, net	9	5	18	10
INCOME (LOSS) BEFORE INCOME TAX	(99)	357	(550)	1,443
Income tax (benefit) expense	22	61	(132)	287
NET INCOME (LOSS)	$(121)	$296	$(418)	$1,156

Earnings (loss) per common share:
Basic	$(0.04)	$0.10	$(0.14)	$0.38
Diluted	$(0.04)	$0.09	$(0.14)	$0.34

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

Net Sales:  Consolidated net sales decreased approximately 21% for the three and nine month periods ended September 30, 2015, as compared to the same three and nine month periods of 2014.  The decrease was primarily due to a decrease in volume, selling price and the impact of the change in foreign currency exchange rates as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

Following is a summary of our consolidated products sales for the three and nine month periods ended September 30, 2015 and 2014 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2015		2014		Variance		2015		2014		Variance
ALUPREM	$3,457	39%	$4,450	39%	$(993)	-22%	$10,237	35%	$14,195	38%	$(3,958)	-28%
HITOX	2,357	26%	3,425	30%	(1,068)	-31%	8,475	29%	10,569	29%	(2,094)	-20%
BARTEX/ BARYPREM	2,018	23%	2,280	20%	(262)	-11%	6,557	23%	6,926	19%	(369)	-5%
HALTEX/ OPTILOAD	848	9%	750	7%	98	13%	2,714	9%	2,491	7%	223	9%
TIOPREM	116	1%	215	2%	(99)	-46%	553	2%	716	2%	(163)	-23%
SYNTHETIC RUTILE	-	0%	-	0%	-	0%	14	<1%	1,365	4%	(1,351)	-99%
OTHER	192	2%	197	2%	(5)	-3%	516	2%	579	1%	(63)	-11%
Total	$8,988	100%	$11,317	100%	$(2,329)	-21%	$29,066	100%	$36,841	100%	$(7,775)	-21%

ALUPREM sales decreased 22% for the three month period ended September 30, 2015, primarily related to a decrease in volume of 11%, selling price of 6% and the impact of the change in the foreign currency exchange rates of 6% as the Euro weakened against the U.S. Dollar, which was partially offset by a shift in product mix of 1%.

For the nine month period ended September 30, 2015, ALUPREM sales decreased 28%, primarily related to a decrease in volume of 16%, selling price of 4% and the impact of the change in the foreign currency exchange rates of 8% as the Euro weakened against the U.S. Dollar.

The decrease in volume and selling price was primarily related to a decrease in orders from a large U.S. customer, while the change in product mix and the change in the foreign currency exchange rates impacted European sales.  The order pattern of our largest ALUPREM customers can vary significantly from quarter to quarter and does not necessarily follow a normal seasonal pattern.  However, we do anticipate that volume and pricing from a large U.S. customer will continue to be below last year’s levels.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

HITOX sales decreased 31% for the three month period ended September 30, 2015, primarily due to a reduction in volume of 25% and the impact of the change in the foreign currency exchange rates of 6% as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

For the nine month period ended September 30, 2015, HITOX sales decreased 20%, primarily due to a decrease in volume of 15%, and the impact of the change in the foreign currency exchange rates of 5% as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

The decrease in sales volume of HITOX was primarily due to the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  We expect this pressure to continue to affect both volume and pricing in our TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

BARTEX®/BARYPREM® sales decreased 11% during the three month period ended September 30, 2015, primarily due to a decrease in volume and selling price of 5% and 3%, respectively, and the impact of the change in the foreign currency exchange rates of 3% as the Euro weakened against the U.S. Dollar.

For the nine month period ended September 30, 2015, sales decreased 5%, primarily due to a decrease in selling price of 2% and the impact of the change in the foreign currency exchange rates of 3% as the Euro weakened against the U.S. Dollar.

HALTEX®/OPTILOAD® sales increased 13% for the three month period ended September 30, 2015, primarily due to an increase in volume of 14%, which was partially offset by a change in product mix of 1%.

For the nine month period ended September 30, 2015, sales increased 9%, primarily due to an increase in volume of 10% which was partially offset by a change in product mix of 1%.  The increase in sales volume primarily relates to an increase in the customer base, as well as an increase in requirements for existing customers.

TIOPREM sales decreased 46% for the three month period ended September 30, 2015, primarily due to a decrease in volume of 39%, a change in product mix of 3% and the impact of the change in the foreign currency exchange rates of 4% as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

For the nine month period ended September 30, 2015, TIOPREM sales decreased 23%, primarily due to a decrease in volume of 10%, a change in product mix of 11% and the impact of the change in the foreign currency exchange rates of 2% as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

Synthetic Rutile (“SR”) – For the three month periods ended September 30, 2015 and 2014, there were no sales of SR to third parties.  For the nine month period ended September 30, 2015, our SR sales revenue from third party customers was approximately $14,000 as compared to $1,365,000 during the first nine months of 2014.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Separately, we have made a strategic decision to take a portion of our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels over the next 12 months.

Other Product sales decreased 3% and 11% for the three and nine month periods ended September 30, 2015, respectively, primarily due to a decrease in volume and selling price in the U.S. and at TMM.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Our U.S. operation manufactures and sells HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM to third-party customers.  In addition, we purchase ALUPREM and HITOX from our subsidiaries, TPT and TMM, for distribution in the Americas.  Following is a summary of net sales for our U.S. operation for the three and nine month periods ended September 30, 2015 and 2014 (in thousands), as well as a summary of the material changes.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2015		2014		Variance		2015		2014		Variance
ALUPREM	$1,827	29%	$2,760	34%	$(933)	-34%	$5,202	26%	$8,239	34%	$(3,037)	-37%
HITOX	1,563	25%	2,361	29%	(798)	-34%	5,883	29%	7,017	29%	(1,134)	-16%
BARTEX	1,778	28%	1,908	24%	(130)	-7%	5,736	28%	5,615	23%	121	2%
HALTEX/ OPTILOAD	848	13%	750	9%	98	13%	2,714	13%	2,491	10%	223	9%
TIOPREM	100	2%	168	2%	(68)	-40%	467	2%	614	2%	(147)	-24%
OTHER	192	3%	190	2%	2	1%	483	2%	558	2%	(75)	-13%
Total	$6,308	100%	$8,137	100%	$(1,829)	-22%	$20,485	100%	$24,534	100%	$(4,049)	-17%

ALUPREM sales decreased 34% for the three month period ended September 30, 2015, primarily related to a decrease in volume of 25% and selling price of 9%.

For the nine month period ended September 30, 2015, ALUPREM sales decreased 37%, primarily related to a decrease in volume of 30% and selling price of 7%.  The decrease in volume and selling price was primarily related to a significant U.S. customer’s product demand, and we anticipate that that volume and pricing from this customer will continue to be below last year’s levels.

HITOX sales decreased 34% for the three month period ended September 30, 2015, primarily due to a reduction in volume of 31% and product mix of 3%.

For the nine month period ended September 30, 2015, HITOX sales decreased 16%, primarily due to a decrease in volume of 14% and product mix of 2%.  The decrease in sales volume was primarily due to the continued weakness in the global TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.  We expect this pressure to continue to affect both volume and pricing in our TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

BARTEX sales decreased 7% for the three month period ended September 30, 2015, primarily due to a decrease in volume and selling price of 3% and 4%, respectively.

For the nine month period ended September 30, 2015, BARTEX sales increased 2%, primarily due to an increase in volume of 4% which was partially offset by a reduction in selling price of 2%.

HALTEX/OPTILOAD sales increased 13% for the three month period ended September 30, 2015, due to an increase in volume resulting from an increase in our customer base, as well as an increase in requirements for existing customers.

For the nine month period ended September 30, 2015, sales increased 9%, primarily due to an increase in volume of 10%, which was partially offset by a change in product mix of 1%.

TIOPREM sales decreased 40% for the three month period ended September 30, 2015, primarily due to a decrease in volume and change in product mix of 34% and 6%, respectively.

For the nine month period ended September 30, 2015, TIOPREM sales decreased 24%, primarily due to a decrease in volume and change in product mix of 10% and 14%, respectively.

Other Product sales increased 1% for the three month period ended September 30, 2015, due to an increase in volume of 20%, which was partially offset by a decrease in selling price of 19%.

For the nine month period ended September 30, 2015, sales decreased 13% due to a decrease in selling price of 15%, which was partially offset by an increase in volume of 2%.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

European Operations

TPT manufactures and sells ALUPREM to third-party customers, as well as to our U.S. operation for distribution to U.S. customers.  In addition, TPT purchases HITOX from TMM for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three and nine month periods ended September 30, 2015 and 2014 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2015		2014		Variance		2015		2014		Variance
ALUPREM	$1,630	79%	$1,690	72%	$(60)	-4%	$5,035	78%	$5,956	73%	$(921)	-15%
BARYPREM	240	12%	372	16%	(132)	-35%	821	13%	1,311	16%	(490)	-37%
HITOX	173	8%	253	11%	(80)	-32%	533	8%	805	10%	(272)	-34%
TIOPREM	16	1%	26	1%	(10)	-38%	29	1%	76	1%	(47)	-62%
Total	$2,059	100%	$2,341	100%	$(282)	-12%	$6,418	100%	$8,148	100%	$(1,730)	-21%

ALUPREM sales in Europe decreased 4% for the three month period ended September 30, 2015, primarily due to the impact of the change in foreign currency which reduced sales 16%.  Partially offsetting the fluctuation in currency was an increase in sales related to volume and the change in product mix of 10% and 2%, respectively.

For the nine month period ended September 30, 2015, sales decreased 15%, primarily due to the impact of the change in the foreign currency exchange rates as the Euro weakened against the U.S. Dollar resulting in a reduction in sales of 18%.  Partially offsetting the negative impact of the fluctuation in foreign currency was an increase in sales related to volume and the change in product mix of 2% and 1%, respectively.

BARYPREM sales in Europe decreased 35% for the three month period ended September 30, 2015, primarily due to a decrease in volume and the impact of the change in foreign currency of 19% and 16%, respectively.

For the nine month period ended September 30, 2015, sales decreased 37%, primarily due to a decrease in volume of 20% and the impact of the change in the foreign currency exchange rates of 17% as the Euro weakened against the U.S. Dollar. The decrease in volume primarily relates to lower demand by a customer in Europe.

HITOX sales in Europe decreased 32% during the three month period ended September 30, 2015, primarily due to a decrease in volume and the impact of the change in foreign currency of 15% and 17%, respectively.

For the nine month period ended September 30, 2015, sales decreased 34%, primarily due to a decrease in volume of 16% and the impact of the change in the foreign currency exchange rates of 18% as the Euro weakened against the U.S. Dollar. The European HITOX sales continue to be impacted by the overall weakness in the global TiO2 market.

TIOPREM sales in Europe decreased 38% during the three month period ended September 30, 2015, primarily due to a decrease in volume and the impact of the change in foreign currency of 23% and 15%, respectively.

For the nine month period ended September 30, 2015, sales decreased 62%, primarily due to a decrease in volume of 45% and the impact of the change in the foreign currency exchange rates of 17% as the Euro weakened against the U.S. Dollar.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

Our subsidiary in Malaysia, TMM, manufactures and sells HITOX and SR to third-party customers, as well as to our U.S. operation and TPT.  The following table represents TMM’s sales (in thousands) for the three and nine month periods ended September 30, 2015 and 2014 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2015		2014		Variance		2015		2014		Variance
HITOX	$621	100%	$811	97%	$(190)	-23%	$2,059	95%	$2,747	66%	$(688)	-25%
TIOPREM	-	0%	21	2%	(21)	100%	57	3%	26	1%	31	119%
SYNTHETIC RUTILE	-	0%	-	0%	-	0%	14	<1%	1,365	33%	(1,351)	99%
OTHER	-	0%	7	1%	(7)	-100%	33	2%	21	<1%	12	57%
Total	$621	100%	$839	100%	$(218)	-26%	$2,163	100%	$4,159	100%	$(1,996)	-48%

HITOX sales in Asia decreased 23% for the three month period ended September 30, 2015, primarily due to the impact of the change in foreign currency and a decrease in volume of 21% and 12%, respectively, which was partially offset by a change in product mix of 10%.

For the nine month period ended September 30, 2015, sales decreased 25%, primarily due to a decrease in volume and the impact of the change in foreign currency of 15% and 14%, respectively, which was partially offset by a change in product mix of 4%.  The HITOX market in Asia continues to decline due to the weakness in the TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.  We expect this pressure to continue to affect both volume and pricing in our TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

TIOPREM sales in Asia decreased in volume 100% for the three month period ended September 30, 2015.  For the nine month period ended September 30, 2015, sales increased 119% primarily due to an increase in volume of 127%, which was partially offset by the impact of the change in foreign currency of 8%. The year to date increase in sales volume primarily relates the first and second quarter sales as we added new TIOPREM customers in Asia.

Synthetic Rutile (“SR”) – For the three month periods ended September 30, 2015 and 2014, there were no sales of SR to third parties.  For the nine month period ended September 30, 2015, our SR sales revenue from third party customers was approximately $14,000 as compared to $1,365,000 during the first nine months of 2014.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Separately, we have made a strategic decision to take a portion of our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels over the next 12 months.

Other Product sales volume decreased 100% for the three month period ended September 30, 2015, and increased 57% for the nine month period.  The increase in volume was primarily due to new customer.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three and nine month periods ended September 30, 2015 and 2014, in thousands.

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET SALES	$8,988	$11,317	$29,066	$36,841
Cost of sales	7,877	9,809	26,108	31,674
GROSS MARGIN	$1,111	$1,508	$2,958	$5,167
GROSS MARGIN %	12.4%	13.3%	10.2%	14.0%

For the three month period ended September 30, 2015, gross margin decreased approximately 0.9%, primary due to the negative impact fluctuation in foreign currency exchange rates as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

For the nine month period ended September 30, 2015, gross margin decreased approximately 3.8%, primary due to a reduction in selling price of 1.8%, change in product mix of 0.7%, and the negative impact of the fluctuation in foreign currency exchange rates as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar of 1.3%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense decreased approximately 13.6% and 8.6% during the three and nine month periods ended September 30, 2015, respectively, primarily due to a decrease in salaries and sales expense, as well as the impact of the change in foreign currency exchange rates.

Interest Expense:  Net interest expense decreased approximately $48,000 and $98,000 for the three and nine month periods ended September 30 2015, respectively, due to a decrease in our average long-term and short-term financing at each of our three operations.

Income Taxes: Income taxes consisted of federal income tax expense of approximately $237,000, state income tax expense of approximately $5,000 and foreign tax benefit of approximately $220,000 for the three month period ended September 30, 2015, as compared to a federal and state tax expense of approximately $163,000 and $2,000, respectively, and foreign tax benefit of approximately $104,000 for the same three month period in 2014.

For the nine month period ended September 30, 2015, income taxes consisted of federal income tax benefit of approximately $31,000, state income tax expense of approximately $5,000 and foreign tax benefit of approximately $106,000, as compared to a federal and state tax expense of approximately $220,000 and $7,000, respectively, and foreign tax expense of approximately $60,000 for the same nine month period in 2014.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity, Capital Resources and Other Financial Information

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of September 30, 2015 and December 31, 2014, in thousands:

	September 30, 2015	December 31,
	(Unaudited)	2014
Fixed rate term note payable to a U.S. bank, with an interest rate of 5.5% at September 30, 2015, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of the Company's U.S. Operation.	$153	$486
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at September 30, 2015, due July 1, 2029, secured by TPT's land and office building. (Balance in Euro at September 30, 2015, €221)	247	286
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at September 30, 2015, due January 31, 2030, secured by TPT's land and building. (Balance in Euro at September 30, 2015, €247)	276	316
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.0% per annum, due December 31, 2025, is secured by TPT's land and buildings. (Balance in Euro at September 30, 2015, €1,000)	1,117	-
Variable rate Euro term note payable to a Netherlands bank, with a EURIBOR interest rate plus bank margin of 2.3% per annum, due December 31, 2020, is secured by TPT's assets. (Balance in Euro at September 30, 2015, €2,350)	2,624	-
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at September 30, 2015, due March 1, 2016, secured by TMM's property, plant and equipment. (Balance in Ringgit ("RM") at September 30, 2015, RM 584)	133	417
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, 5.2% at September 30, 2015, due October 25, 2018, secured by TMM's property, plant and equipment. (Balance in Ringgit at September 30, 2015, RM 3,500)	797	1,215
Total current maturities	5,347	2,720

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

As noted in the Company’s filings on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2015, TPT entered into a facilities agreement (the “TPT Agreement”) with Rabobank on July 13, 2015, which provides the following:

  Mortgage loan, in the amount of €1,000,000 ($1,117,000);

  Term loan, in the amount of €2,350,000 ($2,624,000); and

  Line of credit reduced from €1,100,000 to €500,000 ($558,000).

The mortgage loan, which relates to a plant expansion at TPT, is amortized over a period of 10 years at an interest rate of 3% per annum and is fixed for a period of 5 years.  The monthly principal payment of €8,333 ($9,304) is scheduled to begin January 31, 2016.  The mortgage is secured by TPT’s real estate.

The term loan, which relates to equipment purchases designed to improve production efficiencies and increase capacity at TPT, also reduced TPT’s existing line of credit (the “TPT Line”) from €1,100,000 to €500,000 ($1,228,000 to $558,000).  The term loan, amortized over a period of 5 years, is secured by TPT’s assets.  The interest rate, set for a period of three months, is based on the relevant EURIBOR rate plus the bank margin of 2.3 percentage point per annum was 2.203% at September 30, 2015.  The monthly principal payment of €39,167 ($43,730) is schedule to begin January 31, 2016.

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

On January 17, 2014, the Company entered into the third amendment (the “Third Amendment”) to the Agreement with the Lender.  Under the terms of the Third Amendment, the Company is required to maintain a ratio of cash flow to debt service of 1.0 to 1.0 for the four month period ended April 30, 2014, six month period ended June 30, 2014, nine month period ended September 30, 2014, and twelve month period ended December 31, 2014.  Thereafter, the required ratio of cash flow to debt service shall be 1.25 to 1.0 measured on a rolling four quarter basis as originally detailed in the Agreement.  The Company was in compliance with all financial and non-financial covenants for the rolling four quarter period ended September 30, 2015.

On May 26, 2015, the Company entered into the fifth amendment (the “Fifth Amendment”) to the Agreement, with the Lender.  Under the terms of the Fifth Amendment, the maturity date on the Line was extended from October 15, 2015 to October 15, 2016.

Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At September 30, 2015, no funds were outstanding on the Line.

European Operations

On July 13, 2015, the TPT Agreement reduced the TPT line from €1,100,000 to €500,000 ($1,228,000 to $558,000) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%, which was 3.194% at September 30, 2015.  No funds were outstanding on the TPT line at September 30, 2015.

TPT’s loan agreements covering the TPT line and term loans, included in “Long-term Debt – Financial Institutions” above, include subjective acceleration clauses that allow Rabobank to accelerate payment if, in the judgment of the bank, there are adverse changes in our business.  Subjective acceleration clauses are customary in The Netherlands for such borrowings.  However, if demand is made by Rabobank, we may be unable to refinance the demanded indebtedness, in which case the bank could foreclose on the assets of TPT.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

On August 24, 2015, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($114,000); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,382,000); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,139,000).  At September 30, 2015, the outstanding balances on the ECR and the foreign exchange contract were RM 4,453,000 ($1,014,000) and RM 3,848,000 ($876,000), respectively, and at the current interest rates of 4.96% and 2.506%, respectively.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2016.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($228,000); (2) an ECR of RM 7,300,000 ($1,662,000); (3) a bank guarantee of RM 1,200,000 ($273,000); and (4) a foreign exchange contract limit of RM 25,000,000 ($5,693,000).  At September 30, 2015, no funds were outstanding on the RHB facility.

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

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

Cash and cash equivalents decreased $569,000 from December 31, 2014 to September 30, 2015.  Operating activities provided $3,717,000 and financing activities provided $1,902,000.  We used $5,735,000 in investing activities and the effect of the exchange rates fluctuations decreased cash of $453,000.

	(Unaudited)
	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in)
Operating activities	$3,717	$4,608
Investing activities	(5,735)	(1,386)
Financing activities	1,902	(3,208)
Effect of exchange rate fluctuations	(453)	(198)
Net decrease in cash and cash equivalents	$(569)	$(184)

Operating Activities

Major changes in working capital affecting cash provided by operating activities during the nine month period ended September 30, 2015, include the following:

  Trade Accounts Receivable:  Accounts receivable provided cash of $302,000 during the first nine months of 2015.  The decrease in accounts receivable is primarily due to the timing of sales between the fourth quarter of 2014 and the third quarter of 2015, primarily at the U.S. operation.  Accounts receivable decreased $551,000 at the U.S. operation and $91,000 at TMM and increased $340,000 at TPT.

  Inventories: Inventories provided cash of $3,568,000 during the first nine months of 2015 due to a reduction in inventory at each of the Company’s three operating segments.  Inventories at the U.S. operation decreased $2,002,000, primarily related to a decrease in raw materials and work in progress.  TPT’s inventory decreased approximately $99,000, primarily related to a decrease in raw materials and finished goods.  TMM’s inventory decreased approximately $1,467,000, primarily related to a decrease in raw materials and work in progress.

  Other Current Assets:  Other current assets used cash of $414,000 during the first nine months of 2015.  Current assets at the U.S. operation increased $116,000, primarily related to the timing of insurance premiums.  TPT’s current assets increased $215,000, primarily due to the prepayment of payroll taxes, deposits on equipment parts and timing of insurance premiums.   TMM’s current assets increased $83,000, primarily due to the timing of insurance.

  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses used cash of $1,431,000 during the first nine months of 2015.  Accounts payable and accrued expenses at TMM decreased $1,253,000, primarily related to the payments associated with the fourth quarter 2014 SR production.  At the U.S. operation, accounts payable and accrued expenses decreased $82,000, and TPT’s decreased $96,000, primarily related to the timing of purchases.

TOR Minerals International, Inc. and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $5,735,000 in investing activities during the first nine months of 2015, of which approximately $4,174,000 related to equipment purchases and plant expansion at our U.S. and European locations.  The remaining $1,561,000 is restricted cash at the European Operation.  Net investments for each operation are as follows:

  Property, Plant and Equipment

    U.S. Operation:  We invested approximately $1,200,000 during the first nine months of 2015 for new production equipment designed to improve production yield and efficiency.

    European Operation:  We invested approximately $2,970,000 during the first nine months of 2015 for new equipment and plant expansion to increase the production capacity of ALUPREM.

    Asian Operation:  We invested approximately $4,000 during the first nine months of 2015 for new computer equipment.

  Restricted Cash

    European Operation:  We have $1,561,000 in restricted cash at TPT related to the July 13, 2015 funding of the TPT Agreement with Rabobank for the plant expansion and equipment purchases related to the increase in ALUPREM production capacity. (See Note 1, Accounting Policies, Restricted Cash, page 7)

Financing Activities

Financing activities provided cash of $1,902,000 during the nine month period ended September 30, 2015.  Significant factors relating to financing activities include the following:

  Lines of Credit

    U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during the nine month period ended September 30, 2015.

    European Operation:  Borrowings on TPT’s line of credit decreased $544,000 during the nine month period ended September 30, 2015.

    Asian Operation:  Borrowings on TMM’s line of credit increased $640,000 during the nine month period ended September 30, 2015.

  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR decreased $1,199,000 during the nine month period ended September 30, 2015.

  Long-term Debt:

    U.S. Operation:  Our U.S. long-term debt decreased $333,000 for the nine month period ended September 30, 2015.

    European Operation:  TPT’s long-term debt increased $3,708,000 for the nine month period ended September 30, 2015.

    Asian Operation:  TMM’s long-term debt decreased $370,000 for the nine month period ended September 30, 2015.

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

Item 6.                          Exhibits

(a)	Exhibits

	Exhibit 10.1	Amendment to Loan Agreement with HSBC Bank, dated August 24, 2015
	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	October 29, 2015	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	October 29, 2015	BARBARA RUSSELL Barbara Russell Chief Financial Officer