Form 10-K
period 2015-12-31
TOR MINERALS INTERNATIONAL INC
filed 2016-03-07
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock, the Registrant’s only common equity, held by non-affiliates of the registrant (based upon the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2015) was approximately $8,425,000.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2016, there were 3,014,022 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TOR MINERALS INTERNATIONAL, INC.
Annual Report on Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements about the business, financial condition and prospects of TOR Minerals International, Inc. (the “Company”).  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in exchange rates, changes in the cost of energy, fluctuations in market price for titanium dioxide (“TiO2”) pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filing with the Securities and Exchange Commission, including those set forth in this report under Item 1A. Risk Factors.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “foresees,” “intends,” “may,” “likely,” “should” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Non-GAAP Financial Measures and Pro-Forma Results

The Report includes the following financial measure defined as "non-GAAP financial measures" by the Securities and Exchange Commission: Adjusted EBITDA.  Adjusted EBITDA may be different from non-GAAP financial measures used by other companies. The presentation of this financial information, which is not prepared under any comprehensive set of accounting rules or principles, is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with generally accepted accounting principles. Reconciliations of this non-GAAP financial measures to the nearest comparable GAAP measures is provided in Note 6 of the consolidated financial statements.

Non-GAAP EBITDA includes items such as impairment charges, allowance for doubtful accounts, non-cash charges related to inventory impairments and non-cash charges related to the disposal of assets.  The Company believes this non-GAAP measure provides useful information to both management and investors by excluding certain expenses, gains and losses or net purchases of property and equipment, as the case may be, which may not be indicative of its core operation results and business outlook.

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

United States (“U.S.”) Operations

Our U.S. manufacturing plant, located in Corpus Christi, Texas, is situated on the north side of the Corpus Christi Ship Channel and has its own dock frontage at the plant.  We also utilize the Bulk Terminal, operated by the Port of Corpus Christi Authority, to discharge bulk shipments of Barite from cargo vessels directly into trucks for delivery to our plant.  The site has its own railhead and easy access to major highways linking it to the rest of the United States and to Mexico.  Our products, HITOX®, BARTEX®, HALTEX®, OPTILOAD® and TIOPREM®, are all produced at this location.

Asian Operations

We acquired our Asian operation, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), in 2000.  Located in Ipoh, Perak, Malaysia, close to the port of Lumut, TMM processes synthetic rutile (“SR”) into HITOX and TIOPREM which are sold primarily in Asia and Europe.  The sales team and the quality assurance laboratory for Asia are located at the offices in Ipoh.

We made a strategic decision in 2014 to take a portion of TMM’s SR production capacity out of service and during 2015 we supplemented our existing SR inventory with SR produced by alternate sources.  After careful evaluation throughout 2015, we determined that it was more cost effective to continue purchasing SR from alternate sources than to resume production at TMM.  Therefore, during the fourth quarter of 2015, we incurred a loss of approximately $2,900,000 associated with the remaining SR assets.  By making this strategic move, we expect cost savings as well as a reduction in our SR costs and inventory levels over the next 12 months.

European Operations

In 2001, we acquired our European operation, TOR Processing and Trade, B.V. (“TPT”), situated within reach of the major shipping port of Rotterdam.  TPT, located in Hattem, The Netherlands, specializes in the manufacturing of premium alumina products ALUPREM® and BAYRPREM® for use worldwide.  Customer applications, quality assurance laboratory and support facilities for Europe are located in Hattem.  Our global headquarters in Texas provide customer service and shipping logistics for TPT’s North American customers.

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

ALUPREM TB and SR Boehmite alumina products are suitable for a broad range of applications including wire and cable, catalysts, high-tech polishing, coatings and pigments. Performance benefits include high temperature flame retardant, improved mechanical properties and scratch resistance, good resin compatibility and high brightness.

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

HITOX

HITOX (high grade titanium dioxide) is a high quality, cost-effective, beige colored titanium dioxide pigment produced at both our U.S. and Asian operations. In products which require opacity and color, HITOX can reduce the amount of expensive organic and inorganic pigments as well as white titanium dioxide (“TiO2”). HITOX is used in a broad range of paint and coatings and plastics applications including architectural, coil backers, powder, container, wood, traffic, paper, primers, adhesive and sealants, roof coatings and PVC.

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

Raw Materials and Energy

We utilize a variety of raw materials in the manufacturing of our products.  Outlined below are the principal raw materials for TOR’s products.

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases ATH from various suppliers in Europe.  The average prices for ATH remained stable in 2015.

BARTEX / BARYPREM:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce our BARTEX and BARYPREM product lines.  The average price for this grade of barites remained stable in 2015.  The availability of finer grade barites in China are  declining, which could lead to high prices in the future.

HALTEX / OPTILOAD:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of four suppliers located in the U.S.  The average price for the Bayer grade aluminum hydroxide remained stable in 2015.

HITOX / TIOPREM:  Historically, SR, the primary raw material used in the production of our HITOX and TIOPREM, was manufactured at TMM.  However, during the later part of 2014 and 2015, we secured two alternate sources of SR.  As a result of this strategic move, we anticipate the price of SR to remain stable.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Electricity is the predominate source of energy at each of our three operations and we also utilize natural gas as a source of energy at our U.S plant.  At our plant in Corpus Christi, the average price of electricity increased 7% and the average price of natural gas decreased 37%.  At TMM and TPT, the average price for electricity remained flat in 2015.

Research and Development / Technical Services

Our expenditures for research and development and technical services were approximately $200,000 in 2015.  We conduct our research and technical service primarily at our facilities in Corpus Christi, and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

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

Customers

Our end-use customers include companies in the paints, coatings and plastics, as well as other industries.  For the year ended December 31, 2015 and 2014, one of our customers represented 18% and 23%, respectively, of our total consolidated sales.

Geographic Distribution

We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  For the years ended December 31, 2015 and 2014, Germany represented 23% and 25%, respectively, of our foreign sales.  Sales to external customers are attributed to geographic area based on the country of distribution.

A summary of the Company’s sales by geographic area is presented below:

(In thousands)	2015		2014
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$21,798	59%	$27,150	58%
Canada, Mexico & South/Central America	3,894	10%	4,627	10%
Pacific Rim	2,906	8%	4,630	10%
Europe, Africa & Middle East	8,461	23%	10,323	22%
Total Sales	$37,059	100%	$46,730	100%

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

Our competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products. Recently we have faced competition from a large number of smaller Chinese suppliers.  A number of these competitors are owned and operated by large diversified corporations.  Many of these competitors, such as E.I. DuPont de Nemours & Co., Inc., Kronos Inc. and J.M. Huber, have substantially greater financial and other resources, and their share of industry sales is substantially larger than ours.

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

TMM's SR plant is required to be licensed by the Malaysian Atomic Energy Licensing Board ("AELB") because the ilmenite used by the plant is derived from tin tailings and contain small amounts of monazite and hafnium, which are radioactive rare earth compounds.  The monitoring is done in-house by TMM personnel and results are reported to the AELB as required.  The plant is also subject to various other licensing and permitting requirements, all of which TMM is currently in compliance.

TPT operates an alumina processing plant in Hattem, The Netherlands, and is governed by rules promulgated by both The Netherlands and the European Community.  We believe that the Hattem plant is in compliance with all applicable environmental and safety regulations.

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of March 7, 2016, we did not have a significant backlog of customer orders.

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

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products.  Seven of TOR’s products, HITOX (4/30/2025), ALUPREM (7/29/2023), HALTEX (7/28/2019), BARTEX (2/24/2017), TIOPREM (8/5/2018), OPTILOAD (10/27/2019), and BARYPREM (8/30/2016), are marketed under names which have been registered with the United States Patent and Trademark Office.  Expiration dates are shown in parenthetical phrases following each product in the preceding sentence.  Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2015, our U.S. operations had 32 full-time employees, our European operation had 34 employees, and our Asian operation had 37 employees, of which 9 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all of our employees are good.

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

Risks Related to Our Business

We are a company with operations around the world and are exposed to general economic, political and regulatory conditions and risks in the countries in which we have operations and customers.

We operate globally and have customers in many countries. Our production facilities are located in North America, Europe and Asia.  Our principal customers are similarly global in scope and the prices of our most significant products are typically regional or world market prices. Consequently, our business and financial results are affected, directly and indirectly, by world economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates and other challenges such as the changing regulatory environment.

Failure to comply with applicable laws, rules, regulations or court decisions could expose us to fines, penalties and other costs. Moreover, changes in laws or regulations, such as unexpected changes in regulatory requirements (including import or export licensing requirements), or changes in reporting requirements of the U.S., European Union ("EU") or Asian governmental agencies, could increase the cost of doing business in these regions. Any of these conditions may have an effect on our business and financial results as a whole and may result in volatile current and future prices for our securities, including our stock.

In addition, we have significant operations and financial relationships based in Europe. Sales originating in Europe have accounted for approximately 23% of our consolidated sales revenue in 2015. Adverse conditions in the European economy may negatively impact our overall financial results due to reduced economic growth and resulting decreased end-use customer demand.

Finally, conditions such as the uncertainties associated with war, terrorist activities, civil unrest, epidemics, pandemics, weather, natural disasters, the effects of climate change or political instability in any of the countries in which we operate or have significant customers or suppliers could affect us by causing delays or losses in the supply or delivery of raw materials and products, as well as increasing security costs, insurance premiums and other expenses. These conditions could also result in or lengthen economic recession in the U.S., Europe, Asia or elsewhere.

Our Malaysian debt is subject to subjective acceleration provisions and demand provisions that allow our lending institutions to accelerate payment at any time.  If TMM’s debt was accelerated under the demand provisions, our working capital and financial condition would be severely impacted.

TMM has loan agreements with banks in Malaysia that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  At December 31, 2015, our Malaysian debt consisted of $1,287,000 under the short-term credit facilities and $824,000 under the term loans.

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

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for approximately 41% of our consolidated sales revenues in 2015.  As a result, a decrease in sales volume of any one of our top 10 customers could have a material impact on our business, operating results, and financial condition.  For the year ended December 31, 2015, one customer represented approximately 18% of our total consolidated sales and the loss of this customer could have a material impact on our business, operating results and financial condition.

Foreign currency fluctuations could adversely impact our financial condition.

We conduct a significant portion of our operations outside the United States. Consequently, fluctuations in currencies of other countries, especially the Euro, may materially affect our operating results. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars based on average exchange rates prevailing during the reporting period or the exchange rate at the end of that period. Therefore, increases or decreases in value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the cost of balance sheet items denominated in foreign currencies. Foreign exchange rates can also impact the competitiveness of products produced in certain jurisdictions and exported for sale into other jurisdictions. These changes may impact the value received for the sale of our goods versus those of our competitors.

In addition to currency translation risks, we incur a currency transaction risk whenever one of our operating subsidiaries enters into a purchase or sales transaction using a currency different from the operating subsidiary's functional currency. Given the volatility of exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, we may not be able to manage our currency transaction and translation risks effectively.  Failure to effectively manage these risks could have an adverse impact on our financial position, results of operations and cash flows.  (See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters –  Foreign Operations – Impact of Exchange Rate”).

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

Production at our manufacturing facilities could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers' demands.

A disruption in production at one or more of our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes or other labor unrest, transportation interruption, government regulation, political unrest or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption and we may not be able to meet our customers' needs, which could cause them to seek other suppliers.

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

The insurance coverage that we maintain may not fully cover all operational risks.

We maintain property, business interruption and casualty insurance but such insurance may not cover all of the risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In the future, the types of insurance we obtain and the level of coverage we maintain may be inadequate or we may be unable to continue to maintain our existing insurance coverage or obtain comparable insurance coverage at a reasonable cost.

Our business is exposed to risks associated with the creditworthiness of our suppliers, customers and business partners and the industries in which our suppliers, customers and business partners participate are cyclical in nature, both of which may adversely affect our business and results of operations.

Some of the industries in which our end-use customers participate, such as the automotive, electrical, construction and textile industries, are highly competitive, to a large extent driven by end-use applications, and may experience overcapacity, all of which may affect demand for and pricing of our products. Our business is exposed to risks associated with the creditworthiness of our key suppliers, customers and business partners and reductions in demand for our customers' products. These risks include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, delays in or interruptions of the supply of raw materials we purchase and bankruptcy of customers, suppliers or other creditors. In addition, many of these industries are cyclical in nature, thus posing risks to us that vary throughout the year. The occurrence of any of these events may adversely affect our cash flow, profitability and financial condition.

Our business and financial results may be adversely affected by various legal and regulatory proceedings.

We are subject to legal and regulatory proceedings, lawsuits and claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict. As a result, future adverse rulings, settlements, or unfavorable developments could result in charges that could have a material adverse effect on our business, results of operations or financial condition in any particular period.

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

United States Operations

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM.  During 2015, the Corpus Christi plant operated at approximately 67% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres which we own.  The lease payment is subject to "equalization valuation" every five years.  The equalization valuation is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  The last equalization valuation was July 2012 at which time the annual lease increased from approximately $54,000 to $95,000.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

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

The U.S. plant and improvements are encumbered by a mortgage held by American Bank.  (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – U.S. Operations”).

European Operations

Our European Operation, TPT, is located in Hattem, The Netherlands, near the major shipping port of Rotterdam.  TPT operated at approximately 90% of capacity in 2015.  As a result, in 2014 and 2015, TPT began an expansion project to increase capacity and diversify its production capabilities.  The factory site, which the Company owns, consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building, and a 10,000 square foot warehouse with a loading.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – European Operations”).

Asian Operations

Our Asian Operation, TMM, manufactures HITOX and TIOPREM in our plant in Ipoh, Malaysia, and is close in proximity to the Port of Lumut.  The plant site has 38 acres of land that TMM has a commitment to use through 2074.  The TMM plant operated at approximately 74% of capacity in 2015.

TMM owns the improvements on the plant site, including a 3,960 square-foot office, a 1,980 square-foot laboratory, a spare parts storage warehouse, an employee cafeteria, and several manufacturing and warehousing buildings containing a total of approximately 106,500 square feet of space.

The Malaysian plant and improvements are encumbered by liens held by HSBC Bank Malaysia Berhad (“HSBC”) and RHB Bank Berhad (“RHB”).  (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity – Asian Operations”).

Item 3.	Legal Proceedings

As of the date of this Report, we are involved in two legal proceedings which are ordinary and routine litigation to our business.

Item 4.	Mine Safety Disclosures

As we are not the operator of a coal mine or other mine, Item 4 is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our Common Stock trades on the NASDAQ Capital Market under the symbol “TORM”.  The table below sets forth the high and low sales prices for our Common Stock for the periods indicated, according to NASDAQ.  On February 29, 2016, the closing trading price of our Common Stock was $3.6596 and 285 shares were traded.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2015	High	$7.470	$6.960	$6.100	$5.254
	Low	5.880	5.950	5.084	4.510
2014	High	$10.840	$11.300	$10.120	$8.590
	Low	9.839	9.390	8.500	7.436

No cash dividends have ever been paid on our Common Stock.  We currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of shareholders of record of TOR’s Common Stock as of February 29, 2016 was 48.

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

Company Overview:

We are a global producer of high performance, specialty mineral products focused on product innovation and technical support.  Our specialty mineral products, which include flame retardant and smoke suppressant fillers, engineered fillers, and TiO2-color hybrid pigments, are designed for use in plastics, coatings and paints applications, as well as a wide range of other industrial applications. With operations in the United States, Europe and Asia, our mission is to bring high value products and superior levels of service to our customers to help ensure their success.

Our U.S. operation, located in Corpus Christi, Texas, is also the global headquarters for the Company.  The U.S. operation manufactures HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM.  TPT, our European operation, located in Hattem, The Netherlands, manufactures Alumina based products and BARYPREM and our Asian operation, located in Ipoh, Malaysia, manufactures HITOX and TIOPREM. (See “Item 1. Business - Our Products”).

Approximately 41% of our 2015 sales are outside of the United States.  Of these sales, approximately 56% are in currencies other than the U.S. Dollar, primarily Euro based.

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currency to the U.S. Dollar.  (See “– Other Matters – Foreign Operations – Impact of Exchange Rate”).

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

We manage our business in three geographical segments – United States, European and Asia (See Note 6 to our consolidated financial statements).  The accounting policies of the segments are the same as those described in the Summary of Significant Policies (See Note 1 to our consolidated financial statements).  Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which includes an inter-company profit margin.  The segment profit (loss),included in the table below, from each location is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Our chief operating decision maker, or CODM, regularly reviews financial information about our segments in order to allocate resources and evaluate performance.  Our CODM assesses segment performance based on Segment sales and Segment Adjusted EBITDA which we define as net income (loss) before depreciation and amortization, interest expense, bad debt expense, foreign currency gains and losses, income taxes, and other items which management does not believe reflect the underlying performance of the segment.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

Following is a summary of the adjusted EBITDA by segment and consolidated for the years ended December 31, 2015 and 2014.

(In thousands)	United States (Corpus Christi)	European (TPT)	Asian (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2015
Net Loss	$(760)	$(225)	$(5,437)	$58	$(6,364)
Adjustments:
Depreciation and amortization	1,011	1,174	678	-	2,863
Interest expense, net	13	25	170	-	208
Bad debt expense	-	254	43	-	297
(Gain)/loss on foreign currency exchange rate	(149)	52	234	-	137
Income tax (benefit) expense	(318)	(69)	681	16	310
Non-cash inventory impairment	393	20	1,336	-	1,749
Non-Cash loss on disposal/impairment of assets	48	-	2,902	-	2,950
Adjusted EBITDA	$238	$1,231	$607	$74	$2,150

December 31, 2014
Net Loss	$(41)	$1,620	$(2,188)	$55	$(554)
Adjustments:
Depreciation and amortization	980	1,310	1,155	-	3,445
Interest expense	34	55	265	-	354
Bad debt expense	-	(27)			(27)
(Gain)/loss on foreign currency exchange rate	(182)	59	9	-	(114)
Income tax (benefit) expense	120	468	(737)	(38)	(187)
Non-cash inventory impairment	-	-	-	-	-
Non-cash loss on disposal/impairment of assets	-	-	2,140	-	2,140
Adjusted EBITDA	$911	$3,485	$644	$17	$5,057

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

Below are our results for the years ended December 31, 2015 and 2014.

(In thousands)	Years Ended December 31,
	2015	2014
NET SALES	$37,059	$46,730
Cost of sales	35,183	40,111
GROSS MARGIN	1,876	6,619
Technical services and research and development	178	199
Selling, general and administrative expenses	4,481	4,809
Loss on disposal/impairment of assets	2,950	2,140
OPERATING LOSS	(5,733)	(529)
OTHER INCOME (EXPENSE):
Interest expense, net	(208)	(354)
Gain (loss) on foreign currency exchange rate	(137)	114
Other income (expense), net	24	28
Total Other Expense	(321)	(212)
LOSS BEFORE INCOME TAX	(6,054)	(741)
Income tax expense (benefit)	310	(187)
NET LOSS	$(6,364)	$(554)

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

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

In the past several years, we have become a leading provider of ultra-white and high-purity fire retardant fillers across Europe.  In addition, we have introduced new specialty aluminas for applications outside of the plastics markets.  We are currently working with several new and existing customers to develop new applications for our specialty hydrated alumina products.  Despite the downturn in the European economy during 2015, sales volume at our European segment remained stable.  However, the sales revenue at TPT was severely impacted by the weakening of the Euro to the U.S. Dollar resulting in an overall decrease in sales revenue in 2015 of approximately $1.7 million or 17%.

As is the case with many of our competitors, we faced strong headwinds in the TiO2 pigment market and experienced decreased volumes in our HITOX and TIOPREM products.  We have experienced year over year negative pricing and volume comparisons.  The decrease in sales volume reflects the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  We expect conditions in the TiO2 market to remain difficult for the next several years.

We made a strategic decision in 2014 to take a portion of TMM’s SR production capacity out of service, and during 2015 we supplemented our existing SR inventory with SR produced by alternate sources.  After careful evaluation throughout 2015, we determined that it was more cost effective to continue purchasing SR from alternate sources than to resume production at TMM.  Therefore, during the fourth quarter of 2015, we incurred a loss off of approximately $2,900,000 associated with the remaining SR assets, which are included in the Consolidated Statement of Operations under “Loss on disposal of assets”.  This decision should result in cost savings as well as a reduction in our SR costs and inventory levels over the next 12 months.

Despite the current TiO2 market trends, we anticipate that the continued growth in our specialty mineral produces will partially offset the difficult conditions we face in our HITOX and TIOPREM product lines.

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
December 31, 2015 and 2014

Results of Operations

The Company and its subsidiaries operate in three geographic segments.  Product sales between the U.S., Asian and European operations are based on inter-company pricing which includes an inter-company profit margin.  The inter-company sales are excluded from our consolidated sales and from the sales of each of our three geographic segments.

Net Sales:  Consolidated net sales for 2015 decreased approximately 21% as compared with 2014, primarily due to a decrease in volume, selling price and the impact of fluctuations in the foreign currency of approximately 14%, 2% and 5%, respectively.

Below is a summary of our consolidated products sales for 2015 and 2014 (in thousands):

Product	2015		2014		Variance
ALUPREM	$13,319	36%	$18,516	39%	$(5,197)	-28%
HITOX	10,392	28%	13,265	28%	(2,873)	-22%
BARTEX / BARYPREM	8,417	23%	8,848	20%	(431)	-5%
HALTEX / OPTILOAD	3,462	9%	3,182	7%	280	9%
TIOPREM	718	2%	856	2%	(138)	-16%
SR	14	<1%	1,365	3%	(1,351)	-99%
OTHER	737	2%	698	1%	39	6%
Total	$37,059	100%	$46,730	100%	$(9,671)	-21%

ALUPREM sales decreased 28% worldwide in 2015, primarily due to a decrease in volume, selling price and the impact of fluctuation in the foreign currency of 18%, 3% and 7%, respectively.  The decrease in volume was experienced in both the U.S. and the European markets, which decreased 40% and 10%, respectively.  The decrease in volume and selling price was primarily related to a decrease in orders from a large U.S. customer, while the change in the foreign currency exchange rates impacted European sales.

HITOX sales decreased 22% in 2015, primarily due to a decrease in volume, selling price and the impact of fluctuation in the foreign currency of 16%, 1% and 5%, respectively.  The decrease in sales volume of HITOX was primarily due to the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  We expect conditions in the TiO2 market to remain difficult for the next several years.

BARTEX/BARYPREM sales decreased approximately 5% in 2015, primarily due the impact of fluctuation in the foreign currency which reduced sales 3% followed by a 1% reduction in both volume and product mix.  BARTEX, which is sold primarily in the U.S. market, remained relatively flat  and BARYPREM, which is sold in the European market decreased 30%.

HALTEX/OPTILOAD sales increased approximately 9% in 2015, primarily due to an increase in volume of 10% which was partially offset by a shift in product mix of 1%.  The increase in volume was primarily related to an increase in the customer base.

TIOPREM sales decreased 16% in 2015, primarily due to a decrease in volume, selling price and the impact of fluctuation in the foreign currency of 3%, 11% and 2%, respectively.

SR sales revenue from third party customers was approximately $14,000 as compared to $1,365,000 during 2014.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Separately, we have made a strategic decision to take a portion of our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels over the next 12 months.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

Other Product sales increased 6%, primarily due to the sale of a by-product at TMM which was partially offset by a decrease in other product sales at the U.S. operation.

United States Operations

Below is a summary of net sales for our U.S. operation for 2015 and 2014 (in thousands).  All inter-company sales have been eliminated.

Product	2015		2014		Variance
ALUPREM	$6,536	26%	$10,958	35%	$(4,422)	-40%
HITOX	7,157	28%	9,004	28%	(1,847)	-21%
BARTEX	7,291	28%	7,244	23%	47	1%
HALTEX / OPTILOAD	3,462	14%	3,182	10%	280	9%
TIOPREM	614	2%	733	2%	(119)	-16%
OTHER	586	2%	656	2%	(70)	-11%
Total	$25,646	100%	$31,777	100%	$(6,131)	-19%

ALUPREM sales in the United States decreased 40% in 2015, due to a decrease in volume and selling price of 33% and 7%, respectively, primarily related to a decrease in orders from a large U.S. customer.

HITOX sales in the United States decreased 21% during 2015, due to a decrease in volume and selling price of 18% and 3%, respectively.  The decrease in sales volume of HITOX was primarily due to the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  We expect conditions in the TiO2 market to remain difficult for the next several years.

BARTEX sales in the United States increased 1% in 2015, primarily due to an increase in volume of 2% which was partially offset by a shift in product mix of 1%.

HALTEX/OPTILOAD sales in the United States increased 9% in 2015, primarily due to an increase in volume of 10% which was partially offset by a shift in product mix of 1%.

TIOPREM sales in the United States decreased 16% in 2015, primarily due to a decrease in volume and selling price of 3% and 13%, respectively.

Other Product sales in the United States decreased 11% in 2015, primarily due to a decrease in selling price of 16% which was partially offset by an increase in volume of 5%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

European Operations

TPT manufactures and sells ALUPREM to third party customers, as well as to our U.S. operations for distribution to our North American customers.  TPT purchases HITOX from our Asian operation and TIOPREM from our U.S. operation for distribution in Europe.  The following table represents TPT’s sales (in thousands) for 2015 and 2014 to third party customers.  All inter-company sales have been eliminated.

Product	2015		2014		Variance
ALUPREM	$6,783	79%	$7,558	74%	$(775)	-10%
BARYPREM	1,126	13%	1,604	16%	(478)	-30%
HITOX	672	8%	895	9%	(223)	-25%
TIOPREM	38	<1%	97	1%	(59)	-61%
Total	$8,619	100%	$10,154	100%	$(1,535)	-15%

ALUPREM sales in Europe decreased 10% in 2015, primarily due to the impact of fluctuation in the foreign currency exchange rate as the Euro weakened against the U.S. Dollar resulting in a reduction in sales revenue of 17%.  Partially offsetting this decrease was an increase in volume and product mix of 4% and 3%, respectively.

BARYPREM sales in Europe decreased 30% in 2015, primarily due to a decrease in volume related to a decrease in orders from a significant European customer.

HITOX sales in Europe decreased 25% in 2015, of which 17% related to the impact of the fluctuation in foreign currency and a decrease in volume and selling price of approximately 7% and 1%, respectively.

TIOPREM sales in Europe decreased approximately $59,000 in 2015, primarily due to a decrease in volume of 50% and the impact of fluctuation in the foreign currency of 11%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

Asian Operations

TMM manufactures and sells SR and HITOX to third party customers, as well as to our U.S. and European operations.  The following table represents TMM’s sales (in thousands) for 2015 and 2014 to third party customers.  All inter-company sales have been eliminated.

Product	2015		2014		Variance
HITOX	$2,563	92%	$3,366	70%	$(803)	-24%
TIOPREM	66	2%	26	1%	40	154%
SR	14	<1%	1,365	28%	(1,351)	-99%
OTHER	151	6%	42	1%	109	260%
Total	$2,794	100%	$4,799	100%	$(2,005)	-42%

HITOX sales in Asia decreased 24% in 2015, due to a decrease in volume of 13% and the impact of fluctuation in foreign currency as the Malaysian Ringgit weakened against the U.S. Dollar of 11%.  The HITOX market in Asia continues to decline due to the weakness in the TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.  We expect conditions in the TiO2 market to remain difficult for the next several years.

TIOPREM sales in Asia increased $40,000 in 2015 due to an increase in volume.

SR sales revenue from third party customers was approximately $14,000 as compared to $1,365,000 during 2014.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Separately, we have made a strategic decision to take a portion of our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels over the next 12 months.

Other product sales in Asia increased $109,000 in 2015 due to an increase in sales volume of TMM’s by-products.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the years ended December 31, 2015 and 2014.

(Dollars in thousands)	Years Ended December 31,
	2015	2014
NET SALES	$37,059	$46,730
Cost of sales	35,183	40,111
GROSS MARGIN	$1,876	$6,619
GROSS MARGIN %	5.1%	14.2%

Gross margin decreased approximately 9.1 percentage points in 2015.  The decrease in gross margin is due to an inventory adjustment, primarily related to HITOX and SR inventory at the U.S. and Asian operations, of approximately $1,749,000 or 4.7%, a reduction in selling price of approximately $1,040,000 or 2.8% and idle plant expense at TMM of approximately $642,000 or 1.6%.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses (“SG&A”) decreased approximately 7% in 2015 primarily due to a decrease in salary expense which was offset by an increase in bad debt expense.

Interest Expense:  Interest expense decreased approximately 42% in 2015 due to lower average short-term and long-term debt.

Income Taxes:  We recorded an income tax expense of approximately $310,000 in 2015.  The 2015 income tax expense was primarily related to a valuation allowance taken against our DTA related to foreign tax operating losses at TMM.  The following table represents the components of our income tax expense (benefit):

	Components of Income Tax Expense (Benefit)
	Years Ended December 31,
	2015			2014
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$(318)	$(318)	$-	$94	$94
State	5	-	5	8	-	8
Foreign	(73)	696	623	455	(744)	(289)
Total Income Tax Expense (Benefit)	$(68)	$378	$310	$463	$(650)	$(187)

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents decreased $1,844,000 from December 31, 2014 to December 31, 2015.  Operating activities and financing activities provided $3,499,000 and $864,000, respectively.  We used cash of $5,644,000 in investing activities and invested $355,000 through non-cash investing activities.  The effect of the exchange rate fluctuations accounted for a decrease in cash of $563,000.

	Years Ended December 31,
(In thousands)	2015	2014
Net cash provided by (used in)
Operating activities	$3,499	$4,555
Investing activities	(5,644)	(2,064)
Financing activities	864	(2,270)
Effect of exchange rate fluctuations	(563)	(484)
Net decrease in cash and cash equivalents	$(1,844)	$(263)
Non-cash investing activities:
Capital expenditures financed through accounts payable and accrued expenses	$355	$-

Operating Activities

Below are the major changes in working capital affecting cash provided by operating activities during the year ended December 31, 2015.

►

 Trade Accounts Receivable:  Trade accounts receivable provided cash of $861,000 from the end of 2014 to the end of 2015.  Accounts receivable decreased $1,283,000 and $200,000 at the U.S. operation and TMM, respectively, primarily due to a decrease in fourth quarter sales as compared to the same period of 2014.  Accounts receivable at TPT increased $622,000, primarily due to an increase in days outstanding.

►

 Inventories: Inventories provided cash of $2,246,000 from the end of 2014 to the end of 2015 due to a reduction in inventory at each of the Company’s three operating segments.  Inventories at the U.S. operation decreased $202,000, TPT decreased $238,000 and TMM decreased $1,806,000, primarily related to a reduction in raw materials.  Over the next 12 month period, we plan to continue decreasing our inventory levels, primarily at TMM, to approximately a three to six month level.

►	Other Current Assets: Other current assets used cash of $157,000 during the year ended December 31, 2015, primarily related to refundable VAT tax paid on equipment at TPT.
►

 Accounts Payable and Accrued Expenses:  Accounts payable and accrued expenses used cash of $1,457,000 from the end of 2014 to the end of 2015, primarily due to a decrease at TMM of approximately $1,376,000 which was related to the payment of expense associated with the fourth quarter 2014 SR production; and the U.S. operation decreased $90,000, primarily due to timing.  At TPT, accounts payable and accrued expenses increased $9,000.

Investing Activities

We used cash of $5,644,000 in investing activities during the year ended December 31, 2015 and $2,064,000 during the year ended December 31, 2014.  Net investments for each of our three segments are as follows:

►	U.S. Operation: We invested approximately $1,335,000 in 2015 for new production equipment designed to improve production yield and efficiency.
►	European Operation: We invested $4,321,000 at TPT during 2015 for plant expansion and new equipment to increase the production capacity and efficiency of ALUPREM.
►	Asian Operation: We invested $6,000 in 2015 at TMM primarily related to capital maintenance and received $18,000 in proceeds related to the disposal of assets.
►	U.S. Operation: We invested approximately $804,000 in 2014 primarily related to production equipment and capital maintenance.
►	European Operation: We invested $1,199,000 at TPT during 2014 for new equipment to increase the production capacity of ALUPREM.
►	Asian Operation: We invested $61,000 in 2014 at TMM primarily related to capital maintenance.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

As noted in our critical accounting policies related to property, plant and equipment on page 30, we expense routine maintenance and repair costs to operations as incurred and major improvements extending the asset lives are capitalized.

Financing Activities

During the year ended December 31, 2015, financing activities provided $864,000 and used cash of $2,270,000 during the year ended December 31, 2014.  Significant factors relating to financing activities include the following:

►	Lines of Credit

	►	U.S. Operation: Borrowings on our U.S. line of credit were not utilized by the Company during 2015.
	►	European Operation: Borrowings on TPT’s line of credit decreased $530,000 for the year ended December 31, 2015.
	►	Asian Operation: Borrowings on TMM’s line of credit decreased $241,000 for the year ended December 31, 2015.
	►	U.S. operations: Borrowings on our U.S. line of credit were not utilized by the Company during 2014.
	►	European Operations: Borrowings on TPT’s line of credit decreased $359,000 for the year ended December 31, 2014.
	►	Asian Operations: Borrowings on TMM’s line of credit decreased $78,000 for the year ended December 31, 2014.

►

Export Credit Refinancing (“ECR”) – TMM’s borrowing on the ECR decreased $974,000 for the year ended December 31, 2015.  For the year ended December 31, 2014, TMM’s borrowing on the ECR decreased $845,000.

►	Long-term Debt

	►	U.S. Operation: Our U.S. long-term debt decreased $486,000 for the year ended December 31, 2015.
	►	European Operation: TPT’s long-term debt increased $3,599,000 for the year ended December 31, 2015.
	►	Asian Operation: TMM’s long-term debt decreased $504,000 for the year ended December 31, 2015.
	►	U.S. Operations: Our U.S. long-term debt decreased $424,000 for the year ended December 31, 2014.
	►	European Operations: TPT’s long-term debt decreased $239,000 for the year ended December 31, 2014.
	►	Asian Operations: TMM’s long-term debt decreased $327,000 for the year ended December 31, 2014.

►		Issuance of Common Stock and Options: We received proceeds of $12,000 from the issuance of common stock during 2014.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

Liquidity

Long-term Debt – Financial Institutions

A schedule of our long-term debt to financial institutions as of December 31, 2015 and 2014, is included in Note 2 to the consolidated financial statements on page F-12.

Our current maturities of long-term debt, as well as other current maturities, will be paid with current cash and cash generated from operations.

United States Operations

U.S. Credit Agreement and Term Loan

On December 31, 2010, the Company’s U.S. operation entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”).  The Agreement consisted of a $2 million term loan and a $2 million line of credit.  The term loan, which was scheduled to mature on January 1, 2016, was paid in full on November 4, 2015.

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

On December 30, 2015, the Company entered into the sixth amendment (the “Sixth Amendment”) to the Agreement with the Lender.  As a result of the Company paying off the term loan owed to the Lender, the Company no longer has regularly-scheduled principal and interest payments owed under its debt service obligations.  Therefore, the Lender replaced the cash flow coverage ratio requirement comparing cash flow to debt service obligations with a new financial covenant designed to monitor the Company’s cash-flow and net earnings.  Under the terms of the Sixth Amendment, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.  All other terms of the Agreement remained unchanged.

The Company was in compliance with all covenants at December 31, 2015.

The Agreement is secured by certain assets of the Company which are located in the United States or which arise from the Company’s operations in the United States.  Collateral under the Agreement does not include the Company’s ownership or other interests in TMM and TPT, any assets or operations of either TMM or TPT or any proceeds thereof.

European Operations

On July 7, 2004, TPT entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of €485,000 ($527,000 at 12/31/2015), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the First Mortgage, the interest was adjusted to a fixed rate of 3.85%, effective August 1, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 ($353,000 at 12/31/2015) of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000 ($174,000 at 12/31/2015), was used for the expansion of TPT’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616 ($1,756 at 12/31/2015).  The loan balance at December 31, 2015 was €217,000 ($235,000 at 12/31/2015).  The First Mortgage is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT’s existing production facility.  The Second Mortgage, in the amount of €470,000 ($511,000 at 12/31/2015), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the Second Mortgage, the interest was adjusted to a fixed rate of 3.3%, effective January 3, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566 ($1,702 at 12/31/2015).  The Second Mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2015 was €243,000 ($264,000 at 12/31/2015).

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

On July 13, 2015, TPT entered into a third mortgage loan (the “Third Mortgage”) with Rabobank to fund the completion of its plant expansion.  The Third Mortgage, in the amount of €1,000,000 ($1,087,000 at 12/31/2015), will be repaid over 10 years and the interest rate, currently fixed at 3% is to be adjusted every five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal payments of €8,333 ($9,056) commenced on January 31, 2016 and continue through December 31, 2025.  The Third Mortgage is secured by TPT’s real estate.  The loan balance at December 31, 2015 was €1,000,000 ($1,087,000 at 12/31/2015).

On July 13, 2015, TPT entered into a term loan (the “Term Loan”) with Rabobank to fund equipment purchases designed to improve production efficiencies and increase capacity at TPT.  The Term Loan, in the amount of €2,350,000 ($2,554,000 at 12/31/2015), will be amortized over a period of 5 years and is secured by TPT’s assets.  The interest rate, set for a period of three months, is based on the relevant EURIBOR rate plus the bank margin of 2.3 percentage points per annum, and which was 2.184% at December 31, 2015.  The monthly principal payment of €39,167 ($42,567 at 12/31/2015) commenced on January 31, 2016 and continues through December 31, 2020.  The loan balance at December 31, 2015 was €2,350,000 ($2,554,000 at 12/31/2015).

Asian Operations

On March 2, 2012, our subsidiary, TMM amended their banking facility (the “HSBC Facility”) with HSBC Bank Malaysia Berhad (“HSBC”), a Malaysian Bank,  to include a new term loan, funded in Malaysian Ringgits (“RM”), in the amount of RM 3,500,000 ($814,000 at 12/31/2015) for the purpose of upgrading the operation’s SR production process.  Under the terms of the HSBC Facility, the loan will be paid in 35 equal monthly installments of RM 97,223 (excluding interest) and a final installment of RM97,195 ($22,623 and $22,617, respectively, at 12/31/2015), which commenced March 1, 2013 and will continue through March 1, 2016.  The interest rate is 2.0% per annum above the HSBC’s base lending rate, which is currently 5.2% per annum and is payable monthly.  The loan balance at December 31, 2015 was RM 292,000 ($68,000 at 12/31/2015).

On October 25, 2013, TMM entered into an agreement (the “HSBC Facility Amendment”) with HSBC to amend the HSBC Facility.  Under the terms of the HSBC Facility Amendment, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 ($1,163,000 at 12/31/2015) which was used to finance a portion of the cost of plant improvements to increase efficiency and production capacity.  Under the terms of the HSBC Facility Amendment, the term loan is amortized over a period of five (5) years, and the interest rate is 2.0% per annum above the HSBC’s base lending rate, which is currently 5.2% per annum.  Monthly principal payments, in the amount of RM 83,333 ($19,391 at 12/31/2015), commenced October 25, 2013 and will continue through October 25, 2018.  The loan balance at December 31, 2015 was RM 3,250,000 ($756,000 at 12/31/2015).

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into the Agreement with the Lender which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the Second Amendment  to the Agreement which reduced the minimum interest rate floor from 5.5% to 4.5%.  On May 15, 2015, the Company and the Lender entered into the Fifth Amendment to the Agreement which extended the Line from October 15, 2015 to October 15, 2016.  On December 30, 2015, the Company and the Lender entered into the Sixth Amendment to the Agreement.  Under the terms of the Sixth Amendment, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.

Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At December 31, 2015, no funds were outstanding on the Line.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

European Operations

On July 13, 2015, the TPT Agreement reduced the TPT line from €1,100,000 to €500,000 ($1,195,000 to $543,000 at 12/31/2015) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%, which was 3.139% at December 31, 2015.  No funds were outstanding on the TPT line at December 31, 2015.

Asian Operations

On August 24, 2015, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($116,000 at 12/31/2015); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,434,000 at 12/31/2015); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,163,000 at 12/31/2015).  At December 31, 2015, the outstanding balance on the ECR and the foreign exchange contract were RM 4,761,000 ($1,108,000 at 12/31/2015) and RM 769,000 ($179,000 at 12/31/2015), respectively, and at a current interest rates of 4.96% and 2.506% respectively.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2016.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($233,000 at 12/31/2015); (2) an ECR of RM 7,300,000 ($1,700,000 at 12/31/2015); (3) a bank guarantee of RM 1,200,000 ($279,000 at 12/31/2015); and (4) a foreign exchange contract limit of RM 25,000,000 ($5,817,000 at 12/31/2015).  At December 31, 2015, no funds were outstanding on the RHB facility.

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

Critical Accounting Policies

Significant Estimates – TOR's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations  contingencies and litigation.  TOR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition – The Company recognizes revenue when each of the following four criteria are met:  1) a contract or sales arrangement exists; 2) title and risk of loss transfers to the customer upon shipment for Free-on-Board (“FOB”) shipping point sales or when the Company receives confirmation of receipt and acceptance by the customer for FOB destination sales; 3) the price of the products is fixed or determinable; and 4) collectability is reasonably assured.  The Company does not offer any type of discount or allowance to our customers.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

Depreciation – All property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Bad Debts – We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of aging and current economic conditions.  At December 31, 2015, we maintained a reserve for doubtful accounts of approximately $366,000 and $83,000 at December 31, 2014.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes – Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies.  Significant management judgment is required in determining the effective rate and in evaluating our tax position.  At December 31, 2015, our U.S. operation had federal NOL carry-forwards of approximately $1,217,000 which resulted in a deferred tax asset (“DTA”) of approximately $414,000 which will begin to expire in 2033.  We have determined that it is not necessary to provide a valuation allowance for our U.S. NOL as we believe the DTA is fully recoverable.

At December 31, 2015, our Asian operation, TMM, had NOL carry-forwards of approximately $3,395,000 and certain other deferred tax assets of approximately $3,445,000 which resulted in a DTA of approximately $1,700,000.  Due to the uncertainties regarding TMM’s ability to utilize these DTAs, the Company established a valuation allowance to fully reserve against these DTAs.  The valuation allowance, which was recognized during the fourth quarter of 2015, is included in our effective tax rate.

Inventory – We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Due to the weakness in the TiO2 market, the Company experienced a write down of approximately $1,749,000 in inventory, primarily related to HITOX, SR and Ilmenite, from cost to estimated market value for the year ended December 31, 2015.  In addition, we recorded a reserve for obsolescence and unmarketable inventory of approximately $826,000 at December 31, 2015.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the year ended December 31, 2015, the Company recorded approximately $642,000 related to idle facility expense primarily at the Malaysian operations and is included in the Consolidated Statement of Operations as a component of “Cost of sales”.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Impairment of Long-Lived Assets – The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management’s estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management’s estimates.  Based upon our most recent analysis, management determined that certain assets at the U.S. operation were impaired resulting in an impairment of approximately $35,000.  Further, a loss on disposal of assets resulted in a write off of approximately $2,900,000 for the year ended December 31, 2015 and is included in the consolidated statement of operations as “Loss on disposal/impairment of asset”.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

Share Based Compensation – We calculate share based compensation using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions, including the expected stock price volatility.  For the years ended December 31, 2015 and 2014, we recorded $133,000 and $128,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for a discussion of accounting standards that we recently adopted or will be required to adopt.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases – As of December 31, 2015, we lease 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port of Corpus Christi Authority and TMM has 38 acres of land which it has a commitment to use through 2074.  The minimum future rental payments under this and other non-cancelable operating leases as of December 31, 2015 for the five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2016	$115
2017	115
2018	95
2019	95
2020	95
Thereafter	621
Total minimum lease payments	$1,136

Contractual Obligations – The following is a summary of all significant contractual obligations, both on and off our consolidated balance sheet, as of December 31, 2015, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2016	2017	2018	2019	2020	2021 +
Long-term Debt	$4,964	$1,485	$661	$661	$661	$660	$836
Lines of Credit	179	179	-	-	-	-	-
Export Credit Refinancing	1,108	1,108	-	-	-	-	-
Interest Expense	502	169	86	69	53	37	88
Operating Leases	1,136	115	115	95	95	95	621
Capital Expenditures	575	575	-	-	-	-	-
Total	$8,464	$3,631	$862	$825	$809	$792	$1,545

Variable interest rates used to calculate interest expense were 2.3% and 5.2% at December 31, 2015.  Refer to Note 2 to the consolidated financial statements on page F-12.

We had approximately $575,000 in contractual obligations primarily related to open purchase orders for capital expenditures at TPT.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

Except as noted above, we did not have any contractual arrangements that have, or are likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Anticipated Capital Expenditures

During 2016, we anticipate capital expenditures of approximately $1,000,000 at TPT related to capital maintenance and expansion projects.  As noted in our critical accounting policies related to property, plant and equipment, we expense routine maintenance and repair costs to operations as incurred and major improvements extending the asset lives are capitalized.

Inflation

General inflation has not had a significant impact on our business, and it is not expected to have a major impact in the foreseeable future.  Increases in energy pricing adversely affect our results of operations and are expected to continue to do so.

Foreign Operations – Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TPT in The Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating TMM’s financial statements from Ringgits to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders’ equity) on the consolidated balance sheet and statement of comprehensive income (loss).  As of December 31, 2015, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled a negative $1,479,000.

TPT’s functional currency is the Euro.  As a result, gains and losses resulting from translating TPT’s financial statements from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the consolidated balance sheet.  As of December 31, 2015, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar totaled $97,000.

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

At December 31, 2015, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording a net loss of approximately $80,000 as a component of our 2015 net loss and $6,000 as a current liability on the consolidated balance sheet at December 31, 2015.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015 and 2014

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
2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness of future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on its assessment under that framework and the criteria established therein, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Controls

During the quarter ended December 31, 2015, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2015.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information which will be contained under the caption "Election of Directors" and “Principal Stockholders” in the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders is incorporated by reference in response to this Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance

Information under the caption "Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance" which will be contained in the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

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

Corporate Governance

Information under the caption “Executive Compensation – Nomination of Directors”, and “Election of Directors – Audit Committee” which will be contained in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions "Principal Stockholders” and “Executive Compensation – Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

Equity Compensation Plan

The following table provides information as of December 31, 2015, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	146,305	$12.81	239,064
Equity compensation plans not approved by security holders	--		--
Total	146,305	$12.81	239,064

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the “Plan”) for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders’ meeting on May 11, 2012, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased to 500,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the Plan was extended to May 23, 2022.  At December 31, 2015, there were 146,305 options outstanding, 114,631 exercised and 239,064 available for future issuance under the Plan.

For the years ended December 31, 2015 and 2014, the Company recorded $133,000 and $128,000, respectively, in stock-based compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

The Company granted options to purchase 6,000 shares of common stock during the year ended December 31, 2015.  The weighted average fair value per option at the date of grant for options granted in the years ended December 31, 2015 was $4.06 as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2015	2014
Risk-free interest rate	2.00%	2.18%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.66	0.65
Expected term (in years)	7.00	7.00

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

The number of shares of common stock underlying options exercisable at December 31, 2015 was 110,805 and the weighted-average remaining contractual life of those options is 5.08 years.  Exercise prices on options outstanding at December 31, 2015, ranged from $2.70 to $19.99 per share as noted in the following table.

Options Outstanding at December 31,
2015	2014	Range of Exercise Prices
19,189	13,189	$ 2.70 - $ 9.99
103,616	103,616	$ 10.00 - $ 14.99
23,500	23,500	$ 15.00 - $ 19.99
--	7,400	$ 20.00 - $ 30.55
146,305	147,705

As of December 31, 2015, there was approximately $256,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 1.67 years.

As most options issued under the Plan are incentive stock options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information under the captions "Certain Transactions” and “Election of Directors – Directors’ Attendance and Independence", which will be contained in the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption "Principal Accountant Fees and Services", which will be contained in the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits

(a) The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Exhibit No.	Description

3.1(1)(15)	Certificate of Incorporation of the Company as amended through February 28, 2010
3.2(1)(15)	By-laws of the Company, as amended through February 28, 2010

4.1(1)	Form of Common Stock Certificate

10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(2) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(3)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(4)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.7(5)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.8(5)	Loan Agreement with RHB Bank, dated November 23, 2004
10.9(5) **	Form of Incentive Stock Option Agreement for Officers A
10.10(5) **	Form of Incentive Stock Option Agreement for Officers B
10.11(5) **	Form of Nonqualified Option Agreement for Directors
10.12(6)	Loan Agreement with Rabobank, dated March 1, 2004
10.13(6)	Loan Agreement with Rabobank, dated July 6, 2004
10.14(7)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.15(8)	Loan Agreement with Rabobank, dated July 19, 2005
10.16(9)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.17(10)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.18(10)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.19(11)	Loan Agreement with Rabobank, dated March 20, 2007
10.20(12)	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TPT) dated May 11, 2001
10.21(13)	Form of Subscription Agreement with respect to the Company’s September – October 2008 Private Placement
10.22(13)	Form of Warrant with respect to the Company’s September – October 2008 Private Placement
10.23(14)	Form of Subscription Agreement with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.24(14)	Form of 6% Convertible Subordinated Debenture with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.25(14)	Form of Warrant with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.26(16)	Loan Agreement with American Bank, dated December 31, 2010
10.27(17)	Amendment to Loan Agreement with HSBC Bank, dated November 15, 2010
10.28(17)	Amendment to Loan Agreement with HSBC Bank, dated June 27, 2011
10.27(17)	Amendment to Loan Agreement with RHB Bank, dated June 1, 2011
10.30(17)	Loan Agreement with Rabobank, dated June 28, 2011
10.31(18)	Amendment to Loan Agreement with American Bank, dated March 1, 2012
10.32(18)	Amendment to Loan Agreement with HSBC Bank, dated March 2, 2012

Exhibit No.	Description

10.33(19)	Amendment to Loan Agreement with RHB Bank, dated April 17, 2013
10.34(20)	Amendment One to Revolving Credit Promissory Note with American Bank, dated May 15, 2013
10.35(20)	Amendment One to Promissory Note with American Bank, dated May 15, 2013
10.36(20)	Amendment Two to Loan Agreement with American Bank, dated May 15, 2013
10.37(20)	Amendment to Loan Agreement with HSBC Bank, dated May 21, 2013
10.38(21)	Agreement with American Bank, dated October 24, 2013
10.39(21)	Amendment to Loan Agreement with RHB Bank, dated October 25, 2013
10.40(21)	Amendment to Loan Agreement with HSBC Bank, dated October 25, 2013
10.41(22)	Amendment Three to Loan Agreement with American Bank, dated January 17, 2014
10.42(23)	Amendment to Loan Agreement with RHB Bank, dated April 17, 2014
10.43(24)	Amendment Four to Loan Agreement with American Bank, dated August 1, 2014
10.44(25)	Amendment to Loan Agreement with RHB Bank, dated August 15, 2014
10.45(25)	Amendment to Loan Agreement with HSBC Bank, dated August 31, 2014
10.46(26)	Amendment Five to Loan Agreement with American Bank, dated May 15, 2015
10.47(27)	Amendment to Loan Agreement with Rabobank, dated July 13, 2015
10.48(27)	Loan Agreement with Rabobank, dated July 13, 2015
10.49(28)	Amendment to Loan Agreement with HSBC Bank, dated August 24, 2015
10.50(29)	Amendment Six to Loan Agreement with American Bank, dated December 30, 2015

14.1	Code of Ethics

21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company’s May 25, 2000 Form S-8
(3)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2000 Form 10-K
(4)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(5)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2004 Form 10KSB
(6)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2005 Form 10KSB
(7)	Incorporated by reference to the exhibit filed with the Company’s June 27, 2005 Form 8-K
(8)	Incorporated by reference to the exhibit filed with the Company’s July 19, 2005 Form 8-K
(9)	Incorporated by reference to the exhibit filed with the Company’s September 14, 2005 Form 8-K
(10)	Incorporated by reference to the exhibit filed with the Company’s December 22, 2005 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company’s March 20, 2007 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2006 Form 10-K
(13)	Incorporated by reference to the exhibit filed with the Company’s September 15, 2008 Form 8-K
(14)	Incorporated by reference to the exhibit filed with the Company’s May 6, 2009 and August 26, 2009 Form 8-K
(15)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2009 Form 10-K
(16)	Incorporated by reference to the exhibit filed with the Company’s January 5, 2011 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company’s September 30, 2011Form 10-Q
(18)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2011 Form 10-K
(19)	Incorporated by reference to the exhibit filed with the Company’s March 31, 2013 Form 10-Q
(20)	Incorporated by reference to the exhibit filed with the Company’s June 30, 2013 Form 10-Q
(21)	Incorporated by reference to the exhibit filed with the Company’s September 30, 2013 Form 10-Q
(22)	Incorporated by reference to the exhibit filed with the Company’s January 22, 2014 Form 8-K
(23)	Incorporated by reference to the exhibit filed with the Company’s May 5, 2014 Form 10-Q
(24)	Incorporated by reference to the exhibit filed with the Company’s August 1, 2014 Form 8-K
(25)	Incorporated by reference to the exhibit filed with the Company’s November 5, 2014 Form 10-Q
(26)	Incorporated by reference to the exhibit filed with the Company’s May 26, 2015 Form 8-K
(27)	Incorporated by reference to the exhibit filed with the Company’s July 17, 2015 Form 8-K
(28)	Incorporated by reference to the exhibit filed with the Company’s October 29, 2015 Form 10-Q
(29)	Incorporated by reference to the exhibit filed with the Company’s January 4, 2016 Form 8-K

**	Constitutes a compensation plan or agreement under which executive officers may participate

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 7, 2016	By:	OLAF KARASCH Olaf Karasch, President and CEO

Pursuant to the requirements Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer	March 7, 2016

BARBARA RUSSELL (Barbara Russell)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 7, 2016

DOUG HARTMAN (Doug Hartman)	Chairman of the Board	March 7, 2016

JULIE BUCKLEY (Julie Buckley)	Director	March 7, 2016

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 7, 2016

BERNARD A. PAULSON (Bernard A. Paulson)	Director	March 7, 2016

STEVEN PAULSON (Steven Paulson)	Director	March 7, 2016

CHIN YONG TAN (Chin Yong Tan)	Director	March 7, 2016

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 8.        Financial Statements and Supplementary Data

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries, at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

BDO USA, LLP

Houston, Texas

March 7, 2016

F – 2

Item 8.	Financial Statements and Supplementary Data

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014
NET SALES	$37,059	$46,730
Cost of sales	35,183	40,111
GROSS MARGIN	1,876	6,619
Technical services and research and development	178	199
Selling, general and administrative expenses	4,481	4,809
Loss on disposal/impairment of assets	2,950	2,140
OPERATING LOSS	(5,733)	(529)
OTHER INCOME (EXPENSE):
Interest expense, net	(208)	(354)
Gain (loss) on foreign currency exchange rate	(137)	114
Other income (expense), net	24	28
Total Other Expense	(321)	(212)
LOSS BEFORE INCOME TAX	(6,054)	(741)
Income tax expense (benefit)	310	(187)
NET LOSS	$(6,364)	$(554)

Loss per common share:
Basic and diluted	$(2.11)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	3,014	3,014

See accompanying notes to the consolidated financial statements.

F – 3

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2015	2014
NET LOSS	$(6,364)	$(554)
OTHER COMPREHENSIVE LOSS, net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment loss	(3,025)	(2,118)
Other comprehensive loss, net of tax	(3,025)	(2,118)
COMPREHENSIVE LOSS	$(9,389)	$(2,672)

See accompanying notes to the consolidated financial statements.

F – 4

TOR Minerals International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$813	$2,657
Trade accounts receivable, net	3,534	4,915
Inventories, net	13,988	20,175
Other current assets	878	752
Total current assets	19,213	28,499
PROPERTY, PLANT AND EQUIPMENT, net	17,472	18,889
DEFERRED TAX ASSET, foreign	19	716
OTHER ASSETS	4	22
Total Assets	$36,708	$48,126

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,432	$3,318
Accrued expenses	1,007	1,832
Notes payable under lines of credit	179	886
Export credit refinancing facility	1,108	2,777
Current maturities of long-term debt – financial institutions	1,485	1,113
Total current liabilities	6,211	9,926
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	3,479	1,607
DEFERRED TAX LIABILITY, domestic	262	581
Total liabilities	9,952	12,114
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,014 shares issued and outstanding at December 31, 2015 and 2014	3,767	3,767
Additional paid-in capital	29,636	29,503
(Accumulated deficit) Retained earnings	(5,265)	1,099
Accumulated other comprehensive income (loss)	(1,382)	1,643
Total shareholders' equity	26,756	36,012
Total Liabilities and Shareholders' Equity	$36,708	$48,126

See accompanying notes to the consolidated financial statements.

F – 5

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2015 and 2014
(In thousands)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income	Total
Balance at December 31, 2013	3,012	$3,765	$29,365	$1,653	$3,761	$38,544
Exercise of stock options	2	2	10			12
Share based compensation			128			128
Net loss				(554)		(554)
Cumulative Translation Adjustment					(2,118)	(2,118)
Balance at December 31, 2014	3,014	$3,767	$29,503	$1,099	$1,643	$36,012
Share based compensation			133			133
Net loss				(6,364)		(6,364)
Cumulative Translation Adjustment					(3,025)	(3,025)
Balance at December 31, 2015	3,014	$3,767	$29,636	$(5,265)	$(1,382)	$26,756

See accompanying notes to the consolidated financial statements.

F – 6

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,364)	$(554)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,863	3,445
Inventory impairment	1,749	-
Loss on disposal/impairment of assets	2,950	2,140
Share-based compensation	133	128
Deferred income tax expense (benefit)	378	(723)
Provision (benefit) for bad debts	297	(27)
Changes in working capital:
Trade accounts receivables	861	(556)
Inventories	2,246	(343)
Other current assets	(157)	(180)
Federal income tax refund	-	431
Accounts payable and accrued expenses	(1,457)	794
Net cash provided by operating activities	3,499	4,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,662)	(2,064)
Proceeds from sales of property, plant and equipment	18	-
Net cash used in investing activities	(5,644)	(2,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	6,578	3,051
Payments on lines of credit	(7,349)	(3,488)
Proceeds from export credit refinancing facility	4,220	7,935
Payments on export credit refinancing facility	(5,194)	(8,780)
Payments on capital lease	-	(10)
Proceeds from long-term bank debt	3,641	-
Payments on long-term bank debt	(1,032)	(990)
Proceeds from the issuance of common stock, and exercise of common stock options	-	12
Net cash provided by (used in) financing activities	864	(2,270)
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(563)	(484)
Net decrease in cash and cash equivalents	(1,844)	(263)
Cash and cash equivalents at beginning of year	2,657	2,920
Cash and cash equivalents at end of year	$813	$2,657

Supplemental cash flow disclosures:
Interest paid	$134	$357
Income taxes paid	$386	$200

Non-cash investing activities:
Capital expenditures financed through accounts payable and accrued expenses	$355	$-
See accompanying notes to the consolidated financial statements.

F – 7

1.	Description of Business

TOR Minerals International, Inc. and Subsidiaries (the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, and solid surface applications.  The Company's global headquarters and U.S. manufacturing plant are located in Corpus Christi, Texas (“TOR U.S.” or “U.S. Operation”).  The Asian Operation, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), is located in Ipoh, Malaysia, and the European Operation, TOR Processing and Trade, BV (“TPT”), is located in Hattem, The Netherlands.

Basis of Presentation and Use of Estimates:  The consolidated financial statements include accounts of TOR Minerals International, Inc. and its wholly-owned subsidiaries, TMM and TPT.  All significant intercompany transactions and balances are eliminated in the consolidation process.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, contingencies and litigation.  TOR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents:  The Company considers all highly liquid investments readily convertible to known cash amounts and with a maturity of twelve months or less at the date of purchase to be cash equivalents.

Allowance for Doubtful Accounts:  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of current aging schedules and current economic conditions and customer history.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2015 and 2014, we maintained a reserve for doubtful accounts of approximately $366,000 and $83,000, respectively.

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

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit (“RM”), which is also the functional currency.  As a result, gains and losses resulting from translating the balance sheet from RM to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders’ equity) on the consolidated balance sheets.  As of December 31, 2015, the cumulative translation adjustment included on the consolidated balance sheets totaled negative $1,479,000.

TPT’s functional currency is the Euro.  As a result, gains and losses resulting from translating the balance sheet from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the consolidated balance sheets.  As of December 31, 2015, the cumulative translation adjustment included on the consolidated balance sheets totaled $97,000.

F – 8

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

Inventories:  Inventories are stated at the lower of cost or market with cost being determined principally by use of the average-cost method.  The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Due to the weakness in the titanium dioxide (“TiO2”) market, the Company experienced a write down of approximately $1,749,000 in inventory, primarily related to HITOX and Synthetic Rutile, from the cost to estimated market value for the year ended December 31, 2015.  In addition, we maintained a reserve for obsolescence and unmarketable inventory of approximately $826,000 and $131,000 at December 31, 2015 and 2014, respectively.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the years ended December 31, 2015 and 2014, the Company recorded approximately $642,000 and $847,000, respectively, related to idle facility expense primarily at the Malaysian operations and is included in the Consolidated Statement of Operations as a component of “Cost of sales”.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Impairment of Long-Lived Assets:  The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management’s estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management’s estimates.  Based upon our most recent analysis, management determined that certain assets at the U.S. operation were impaired resulting in an impairment of approximately $35,000.  Further, a loss on disposal of assets resulted in a write off of approximately $2,900,000 for the year ended December 31, 2015 and $2,140,000 for the year ended December 31, 2014, which is included in the consolidated statement of operations as “Loss on disposal/impairment of asset”.

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

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2012 through December 31, 2015.  Our state tax return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2011 through December 31, 2015.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2009.

F – 9

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

As of January 1, 2015, we did not have any unrecognized tax benefits and there was no change during the year ended December 31, 2015.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the year ended December 31, 2015.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Share Based Compensation:  The Company calculates share based compensation using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of subjective assumptions including the expected stock price volatility.  For the years ended December 31, 2015 and 2014, we recorded $133,000 and $128,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

Derivatives:  We manage the risk of changes in foreign currency exchange rates, primarily at our Malaysian operation, through the use of foreign currency contracts.  Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We report the fair value of the derivatives on our consolidated balance sheets and changes in the fair value are recognized in earnings in the period of the change.  (See Note 14, Derivatives and Other Financial Instruments).

Reclassifications:  Certain reclassifications have been made to the prior year’s consolidated balance sheet to conform to the current year presentation.  These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.

New Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard requires a lessor to classify leases as either sales-type, finance or operating.  A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing.  If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet on a net basis. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. However, the new guidance does not change the existing requirement that only permits offsetting within a jurisdiction. Companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The amendments in this accounting standard are effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early application permitted. The Company has applied the change in accounting as of December 31, 2015. As such, the amounts previously reported in the consolidated balance sheet as of December 31, 2014 have been reclassified for consistent presentation.  The domestic current deferred tax assets and noncurrent deferred tax liabilities of $37,000 and $618,000, respectively, were restated and are reported as a domestic deferred tax liability of $581,000 and the foreign current deferred tax assets and noncurrent deferred tax assets were restated and are reported as a noncurrent deferred tax asset of $716,000.  The change in accounting principle does not have an impact on the Company’s results of operations, cash flows or stockholders’ equity.

F – 10

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 applies to inventory that is measured using the FIFO or average cost method and requires measurement of that inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in ASU 2015-03 require retrospective application and represent a change in accounting principle. The adoption of this pronouncement did not have a material effect on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires the management of the Company to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016. While early adoption is permitted, we do not plan to early adopt this guidance. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standards, but not before original effective date for fiscal years beginning after December 15, 2016.  We are still evaluating the effect on our consolidated financial position, results of operations or cash flows.

F – 11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Below is a summary of our long-term debt to financial institutions as of December 31, 2015 and 2014:

(In thousands)	December 31,
	2015	2014
Fixed rate term note payable to a U.S. bank, with an interest rate of 5.5%, due January 1, 2016, secured by real estate, leasehold improvements, property, plant and equipment, inventory and accounts receivable of the Company's U.S. Operation. Paid in full November 4, 2015.	$-	$486
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at December 31, 2015, due July 1, 2029, secured by TPT's land and buildings. (Balance in Euro at December 31, 2015, €217)	235	286
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at December 31, 2015, due January 31, 2030, secured by TPT's land and buildings. (Balance in Euro at December 31, 2015, €243)	264	316
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.0% per annum, due December 31, 2025, is secured by TPT's land and buildings. (Balance in Euro at December 31, 2015, €1,000)	1,087	-
Variable rate Euro term note payable to a Netherlands bank, with a EURIBOR interest rate plus bank margin of 2.3% per annum, due December 31, 2020, is secured by TPT's assets. (Balance in Euro at December 31, 2015, €2,350)	2,554	-
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, which was 5.2% at December 31, 2015, due March 1, 2016, secured by TMM's property, plant and equipment. (Balance in Ringgit ("RM") at December 31, 2015, RM 292)	68	417
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, which was 5.2% at December 31, 2015, due October 25, 2018, secured by TMM's property, plant and equipment. (Balance in Ringgit at December 31, 2015, RM 3,250)	756	1,215
Total	4,964	2,720
Less current maturities	1,485	1,113
Total long-term debt - financial institutions	$3,479	$1,607

F – 12

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

United States Operations

U.S. Credit Agreement and Term Loan

On December 31, 2010, the Company’s U.S. operation entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”).  The Agreement consisted of a $2 million term loan and a $2 million line of credit.  The term loan, which was scheduled to mature on January 1, 2016, was paid in full on November 4, 2015.

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

On December 30, 2015, the Company entered into the sixth amendment (the “Sixth Amendment”) to the Agreement with the Lender.  As a result of the Company paying off the term loan owed to the Lender, the Company no longer has regularly-scheduled principal and interest payments owed under its debt service obligations.  Therefore, the Lender replaced the cash flow coverage ratio requirement comparing cash flow to debt service obligations with a new financial covenant designed to monitor the Company’s cash-flow and net earnings.  Under the terms of the Sixth Amendment, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.  All other terms of the Agreement remained unchanged.  The Company was in compliance with all covenants at December 31, 2015.

The Agreement is secured by certain assets of the Company which are located in the United States or which arise from the Company’s operations in the United States.  Collateral under the Agreement does not include the Company’s ownership or other interests in TMM and TPT, any assets or operations of either TMM or TPT or any proceeds thereof.

European Operations

On July 7, 2004, TPT entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of €485,000 ($527,000 at 12/31/2015), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the First Mortgage, the interest was adjusted to a fixed rate of 3.85%, effective August 1, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 ($353,000 at 12/31/2015) of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000 ($174,000 at 12/31/2015), was used for the expansion of TPT’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616 ($1,756 at 12/31/2015).  The loan balance at December 31, 2015 was €217,000 ($235,000 at 12/31/2015).  The First Mortgage is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT’s existing production facility.  The Second Mortgage, in the amount of €470,000 ($511,000 at 12/31/2015), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the Second Mortgage, the interest was adjusted to a fixed rate of 3.3%, effective January 3, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566 ($1,702 at 12/31/2015).  The Second Mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2015 was €243,000 ($264,000 at 12/31/2015).

On July 13, 2015, TPT entered into a third mortgage loan (the “Third Mortgage”) with Rabobank to fund the completion of its plant expansion.  The Third Mortgage, in the amount of €1,000,000 ($1,087,000 at 12/31/2015), will be repaid over 10 years and the interest rate, currently fixed at 3% is to be adjusted every five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal payments of €8,333 ($9,056 at 12/31/2015) commenced on January 31, 2016 and continue through December 31, 2025.  The Third Mortgage is secured by TPT’s real estate.  The loan balance at December 31, 2015 was €1,000,000 ($1,087,000 at 12/31/2015).

F – 13

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

On July 13, 2015, TPT entered into a term loan (the “Term Loan”) with Rabobank to fund equipment purchases designed to improve production efficiencies and increase capacity at TPT.  The Term Loan, in the amount of €2,350,000 ($2,554,000 at 12/31/2015), will be amortized over a period of 5 years and is secured by TPT’s assets.  The interest rate, set for a period of three months, is based on the relevant EURIBOR rate plus the bank margin of 2.3 percentage point per annum, which was 2.184% at December 31, 2015.  The monthly principal payment of €39,167 ($42,567 at 12/31/2015) commenced on January 31, 2016 and continues through December 31, 2020.  The loan balance at December 31, 2015 was €2,350,000 ($2,554,000 at 12/31/2015).

Asian Operations

On March 2, 2012, our subsidiary, TMM amended their banking facility (the “HSBC Facility”) with HSBC Bank Malaysia Berhad (“HSBC”), a Malaysian Bank,  to include a new term loan, funded in Malaysian Ringgits (“RM”), in the amount of RM 3,500,000 ($814,000 at 12/31/2015) for the purpose of upgrading the operation’s SR production process.  Under the terms of the HSBC Facility, the loan will be paid in 35 equal monthly installments of RM97,223 (excluding interest) and a final installment of RM97,195 ($22,623 and $22,617, respectively, at 12/31/2015), which commenced March 1, 2013 and will continue through March 1, 2016.  The interest rate is 2.0% per annum above the HSBC’s base lending rate, which is currently 5.2% per annum and is payable monthly.  The loan balance at December 31, 2015 was RM 292,000 ($68,000 at 12/31/2015).

On October 25, 2013, TMM entered into an agreement (the “HSBC Facility Amendment”) with HSBC to amend the HSBC Facility.  Under the terms of the HSBC Facility Amendment, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 ($1,163,000 at 12/31/2015) which was used to finance a portion of the cost of plant improvements to increase efficiency and production capacity.  Under the terms of the HSBC Facility Amendment, the term loan is amortized over a period of five (5) years, and the interest rate is 2.0% per annum above the HSBC’s base lending rate, which is currently 5.2% per annum.  Monthly principal payments, in the amount of RM 83,333 ($19,391 at 12/31/2015), commenced October 25, 2013 and will continue through October 25, 2018.  The loan balance at December 31, 2015 was RM 3,250,000 ($756,000 at 12/31/2015).

The Company was in compliance with all covenants at December 31, 2015.

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into the Agreement with the Lender which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the Second Amendment to the Agreement which reduced the minimum interest rate floor from 5.5% to 4.5%.  On May 15, 2015, the Company and the Lender entered into the Fifth Amendment to the Agreement which extended the Line from October 15, 2015 to October 15, 2016.  On December 30, 2015, the Company and the Lender entered into the Sixth Amendment to the Agreement.  Under the terms of the Sixth Amendment, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.

Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At December 31, 2015, no funds were outstanding on the Line.

European Operations

On July 13, 2015, the TPT Agreement reduced the TPT line from €1,100,000 to €500,000 ($1,195,000 to $543,000 at 12/31/2015) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%, which was 3.139% at December 31, 2015.  No funds were outstanding on the TPT line at December 31, 2015.

F – 14

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

Asian Operations

On August 24, 2015, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($116,000 at 12/31/2015); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,434,000 at 12/31/2015); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,163,000 at 12/31/2015).  At December 31, 2015, the outstanding balance on the ECR and the foreign exchange contract were RM 4,761,000 ($1,108,000 at 12/31/2015) and RM 769,000 ($179,000 at 12/31/2015), respectively, and at a current interest rates of 4.96% and 2.506% respectively.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2016.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($233,000 at 12/31/2015); (2) an ECR of RM 7,300,000 ($1,700,000 at 12/31/2015); (3) a bank guarantee of RM 1,200,000 ($279,000 at 12/31/2015); and (4) a foreign exchange contract limit of RM 25,000,000 ($5,817,000 at 12/31/2015).  At December 31, 2015, no funds were outstanding on the RHB facility.

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

The following is a summary of the future maturities of long-term debt to financial institutions as of December 31, 2015:

Years Ending December 31,
(In thousands)
2016	$1,485
2017	661
2018	661
2019	661
2020	660
Thereafter	836
Total	$4,964

F – 15

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

3.	Fair Value Measurements

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2015 and 2014.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements on a recurring basis at December 31, 2015 or 2014.

The fair value measurements consist of the following three levels:

Level 1 inputs:  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date (e. g., equity securities traded on the New York Stock Exchange).

Level 2 inputs:  Level 2 inputs are other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly (e. g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active).

Level 3 inputs:  Level 3 inputs are unobservable inputs (e. g., a company’s own data) for the asset or liability and should be used to measure fair value to the extent that relevant observable inputs are not available.

	Fair Value Measurements
(In thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability
December 31, 2015
Currency forward contracts	$6	$-	$6	$-
December 31, 2014
Currency forward contracts	$26	$-	$26	$-

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

	December 31, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$4,964	$4,438	$2,720	$2,558

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

F – 16

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

4 .	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2015	2014
Raw materials	$6,310	$8,465
Work in progress	4,168	6,126
Finished goods	3,552	4,800
Supplies	784	915
Total Inventories	14,814	20,306
Inventory reserve	(826)	(131)
Net Inventories	$13,988	$20,175

5.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2015	2014
Land	--	$300	$339
Office buildings	39 years	4,400	3,709
Production facilities	10 - 20 years	10,321	9,345
Machinery and equipment	3 - 15 years	22,412	30,683
Furniture and fixtures	3 - 20 years	1,494	1,509
Total		38,927	45,585
Less accumulated depreciation		(23,973)	(28,286)
Property, plant and equipment, net		14,954	17,299
Construction in progress		2,518	1,590
		$17,472	$18,889

The amounts of depreciation expense calculated on the Company’s property, plant and equipment for the year ended December 31, 2015 and 2014 was $2,863,000 and $3,445,000, respectively.

F – 17

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

6.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments – United States, European and Asian.

United States – This segment represents products manufactured at our facility located in Corpus Christi, Texas.  The segment manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM which is sold primarily in North, Central and South America.  Sales of this segment, which includes intercompany purchases of ALUPREM from our European operation, represented approximately 69% and 68% of our consolidated sales for the years ended December 31, 2015 and 2014, respectively.

European – This segment represents products manufactured at the Company’s wholly-owned operation, TPT, located in the Netherlands.  TPT manufactures ALUPREM and BARYPREM which is sold primarily in Europe.  Sales of this segment, which include intercompany purchases HITOX and TIOPREM from our Asian operation, represented approximately 23% and 22% of our consolidated sales for the years ended December 31, 2015 and 2014, respectively.  Intercompany sales of ALUPREM between the TPT and the U.S. operation are eliminated in consolidation represented 33% and 44% of this segments total sales for the years ended December 31, 2015 and 2014, respectively.

Asian – This segment represents products manufactured at the Company’s wholly-owned operation, TMM, located in Malaysia.  TMM manufactures HITOX and TIOPREM which is sold primarily in Asia.  Sales of this segment represented approximately 8% and 10% of our consolidated sales for the years ended December 31, 2015 and 2014, respectively.  Intercompany sales of HITOX, TIOPREM and SR between the TMM and the U.S. and European operations are eliminated in consolidation represented 68% and 61% of this segments total sales for the years ended December 31, 2015 and 2014, respectively .

The accounting policies of the segments are the same as those described in the Summary of Significant Policies (See Note 1).  Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which includes an inter-company profit margin.  The segment profit (loss),included in the table below, from each location is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Our chief operating decision maker, or CODM, regularly reviews financial information about our segments in order to allocate resources and evaluate performance.  Our CODM assesses segment performance based on Segment sales and Segment Adjusted EBITDA which we define as net income (loss) before depreciation and amortization, interest expense, bad debt expense, foreign currency gains and losses, income taxes, and other items which management does not believe reflect the underlying performance of the segment.

For the year ended December 31, 2015, the U.S. operations received approximately 25% of its total third party sales revenue from a single customer.  The European operations received approximately 28% of its total third party sales revenue from two customers (16% and 12%), and the Asian operations received approximately 34% of its total third party sales revenue from three customers customer (12%, 11% and 11%).  For the year ended December 31, 2014, the U.S. operations received approximately 34% of its total third party sales revenue from a single customer.  The European operations received approximately 33% of its total third party sales revenue from two customers (17% and 16%), and the Asian operations received approximately 25% of its total third party sales revenue from a single customer.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of ALUPREM, SR, HITOX and TIOPREM.

The Company's principal products, ALUPREM and HITOX, accounted for approximately 36% and 28%, respectively, of net consolidated sales in 2015 and approximately 39% and 28%, respectively in 2014.

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the U.S. represented approximately 59% and 58% for the years ended December 31, 2015 and 2014, respectively.

F – 18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

For the year ended December 31, 2015 and 2014, sales to customers in Germany represented approximately 23% and 25%, respectively, of our total foreign sales.

Approximately 12% of the Company's employees are represented by an in-house collective bargaining agreement during 2015 as compared to approximately 20% in 2014.

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In thousands)	United States (Corpus Christi)	European (TPT)	Asian (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2015
Net Sales:
Customer sales	$25,646	8,619	2,794	$-	$37,059
Intercompany sales	37	4,309	5,832	(10,178)	-
Total Net Sales	$25,683	$12,928	$8,626	$(10,178)	$37,059
Share based compensation	$133	$-	$-	$-	$133
Depreciation	$1,011	$1,174	$678	$-	$2,863
Interest expense	$13	$25	$170	$-	$208
Income tax (benefit) expense	$(318)	$(69)	$681	$16	$310
Location profit (loss)	$(760)	$(225)	$(5,437)	$58	$(6,364)
Capital expenditures	$1,335	$4,676	$6	$-	$6,017
Location long-lived assets	$5,904	$10,618	$950	$-	$17,472
Location assets	$15,982	$13,190	$7,536	$-	$36,708

December 31, 2014
Net Sales:
Customer sales	$31,777	$10,154	$4,799	$-	$46,730
Intercompany sales	111	7,977	7,445	(15,533)	-
Total Net Sales	$31,888	$18,131	$12,244	$(15,533)	$46,730
Share based compensation	$128	$-	$-	$-	$128
Depreciation	$980	$1,310	$1,155	$-	$3,445
Interest expense	$34	$55	$265	$-	$354
Income tax (benefit) expense	$120	$468	$(737)	$(38)	$(187)
Location profit (loss)	$(41)	$1,620	$(2,188)	$55	$(554)
Capital expenditures	$804	$1,199	$61	$-	$2,064
Location long-lived assets	$5,627	$7,894	$5,368	$-	$18,889
Location assets	$19,564	$10,393	$18,169	$-	$48,126

F – 19

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

Following is a summary of the adjusted EBITDA by segment and consolidated for the years ended December 31, 2015 and 2014.

(In thousands)	United States (Corpus Christi)	European (TPT)	Asian (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2015
Net Loss	$(760)	$(225)	$(5,437)	$58	$(6,364)
Adjustments:
Depreciation and amortization	1,011	1,174	678	-	2,863
Interest expense, net	13	25	170	-	208
Bad debt expense	-	254	43	-	297
(Gain)/loss on foreign currency exchange rate	(149)	52	234	-	137
Income tax (benefit) expense	(318)	(69)	681	16	310
Non-cash inventory impairment	393	20	1,336	-	1,749
Non-Cash loss on disposal/impairment of assets	48	-	2,902	-	2,950
Adjusted EBITDA	$238	$1,231	$607	$74	$2,150

December 31, 2014
Net Loss	$(41)	$1,620	$(2,188)	$55	$(554)
Adjustments:
Depreciation and amortization	980	1,310	1,155	-	3,445
Interest expense	34	55	265	-	354
Bad debt expense	-	(27)			(27)
(Gain)/loss on foreign currency exchange rate	(182)	59	9	-	(114)
Income tax (benefit) expense	120	468	(737)	(38)	(187)
Non-cash inventory impairment	-	-	-	-	-
Non-cash loss on disposal/impairment of assets	-	-	2,140	-	2,140
Adjusted EBITDA	$911	$3,485	$644	$17	$5,057

F – 20

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

7.	Quarterly Data (Unaudited)

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	2015
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$10,115	$9,963	$8,988	$7,993	$37,059
Cost of sales	9,221	9,010	7,877	9,075	35,183
GROSS MARGIN	894	953	1,111	(1,082)	1,876
Technical services and research & development	55	44	44	35	178
Selling, general and administrative expenses	1,052	1,039	943	1,447	4,481
Loss on disposal/impairment of assets	-	-	38	2,912	2,950
OPERATING INCOME (LOSS)	(213)	(130)	86	(5,476)	(5,733)
OTHER INCOME (EXPENSE):
Interest expense, net	(80)	(60)	(37)	(31)	(208)
Gain (loss) on foreign currency exchange rate	22	1	(157)	(3)	(137)
Other income (expense), net	-	9	9	6	24
Total Other Expense	(58)	(50)	(185)	(28)	(321)
LOSS BEFORE INCOME TAX	(271)	(180)	(99)	(5,504)	(6,054)
Income tax (benefit) expense	(81)	(73)	22	442	310
NET LOSS	$(190)	$(107)	$(121)	$(5,946)	$(6,364)

Loss per common share:
Basic and diluted	$(0.06)	$(0.04)	$(0.04)	$(1.97)	$(2.11)
Weighted average common shares outstanding:
Basic and diluted	3,014	3,014	3,014	3,014	3,014

	2014
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$13,132	$12,392	$11,317	$9,889	$46,730
Cost of sales	10,980	10,885	9,809	8,437	40,111
GROSS MARGIN	2,152	1,507	1,508	1,452	6,619
Technical services and research & development	46	54	50	49	199
Selling, general and administrative expenses	1,113	1,114	1,092	1,490	4,809
Loss on disposal/impairment of assets	-	-	-	2,140	2,140
OPERATING INCOME (LOSS)	993	339	366	(2,227)	(529)
OTHER INCOME (EXPENSE):
Interest expense, net	(95)	(95)	(85)	(79)	(354)
Gain (loss) on foreign currency exchange rate	(4)	(57)	71	104	114
Other income (expense), net	5	-	5	18	28
Total Other Expense	(94)	(152)	(9)	43	(212)
INCOME (LOSS) BEFORE INCOME TAX	899	187	357	(2,184)	(741)
Income tax (benefit) expense	192	34	61	(474)	(187)
NET INCOME (LOSS)	$707	$153	$296	$(1,710)	$(554)

Income (Loss) per common share:
Basic	$0.23	$0.05	$0.10	$(0.57)	$(0.18)
Diluted	$0.21	$0.04	$0.09	$(0.57)	$(0.18)

Weighted average common shares outstanding:
Basic	3,014	3,014	3,014	3,014	3,014
Diluted	3,413	3,402	3,394	3,014	3,014

F – 21

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

8.	Calculation of Basic and Diluted Earnings per Share

(in thousands, except per share amounts)	Years Ended December 31,
	2015	2014
Numerator:
Net Loss - basic and diluted	$(6,364)	$(554)

Denominator:
Denominator for basic earnings per share - weighted-average shares	3,014	3,014
Dilutive potential common shares	-	-
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	3,014	3,014

Basic and diluted earnings per common share	$(2.11)	$(0.18)

For the years ended December 31, 2015 and 2014, 528,304 detachable warrants (the “Warrants”), which have an exercise price of $2.65 and a maturity date of May 4, 2016, were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.  The Warrants were issued in May 2009 with our six percent (6%) convertible subordinated debentures.  The debentures were converted to common stock on May 4, 2012.

For the years ended December 31, 2015 and 2014, approximately 146,300 and 147,700, respectively, employee stock options were excluded from calculation of diluted earnings per share as the effect would be anti-dilutive.

F – 22

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

9.	Income Taxes

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

At December 31, 2015, our U.S. operation had federal NOL carry-forwards of approximately $1,217,000 which resulted in a deferred tax asset (“DTA”) of approximately $414,000 which will begin to expire in 2033.  We have determined that it is not necessary to provide a valuation allowance for our U.S. NOL as we believe the DTA is fully recoverable.

At December 31, 2015, our Asian operation, TMM, had NOL carry-forwards of approximately $3,395,000 and certain other deferred tax assets of approximately $3,445,000 which resulted in a DTA of approximately $1,700,000.  Due to the uncertainties regarding TMM’s ability to utilize these DTAs, the Company established a valuation allowance to fully reserve against these DTAs.

The undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested.  Accordingly, no provision for U.S. federal and state income taxes or foreign withholding taxes has been provided on approximately $4,000,000 of such cumulative undistributed earnings.  Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding taxes is not practicable because of the complexities associated with its hypothetical calculation.

Components of Pretax Income (Loss)	Years Ended December 31,
(In thousands)	2015	2014
Domestic	$(1,078)	$132
Foreign	(4,976)	(873)
Pretax (loss)	$(6,054)	$(741)

	Components of Income Tax Expense (Benefit)
	Years Ended December 31,
	2015			2014
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$(318)	$(318)	$-	$94	$94
State	5	-	5	8	-	8
Foreign	(73)	696	623	455	(744)	(289)
Total Income Tax Expense (Benefit)	$(68)	$378	$310	$463	$(650)	$(187)

F – 23

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Years Ended December 31,
(In thousands)	2015	2014
Expense (benefit) computed at statutory rate	$(2,059)	$(252)
Change in valuation allowance - Foreign	1,703	-
Effect of items deductible for book not tax, net
Share based compensation	45	44
Other	5	(64)
Effect of foreign tax credit	34	-
Effect of foreign tax rate differential	578	80
State income taxes, net of Federal benefit	4	5
	$310	$(187)

Significant Components of Deferred Taxes	Year Ended December 31,
(In thousands)	2015	2014
Deferred Tax Assets:
Net operating loss carry-forwards - Domestic	$414	$241
Net operating loss carry-forwards - Foreign	849	824
Intercompany profit	43	59
Alternative minimum tax credit carry-forwards	65	65
Domestic reserves	31	16
Foreign tax credits	675	506
Unrealized foreign currency losses - Foreign	68	4
Other deferred assets - Domestic	21	35
Other deferred assets - Foreign	118	154
	$2,284	$1,904
Valuation Allowance - Foreign	(1,703)	-
Total deferred tax assets	581	1,904

Deferred Tax Liabilities:
PP&E - Domestic	$732	$924
PP&E - Foreign	30	826
Unrealized gain on derivatives	-	5
Unrealized foreign currency gains - Domestic	59	11
Other	3	3
Total deferred tax liabilities	824	1,769
Net deferred tax asset (liability)	$(243)	$135

F – 24

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

10.	Stock Options

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

For the years ended December 31, 2015 and 2014, the Company recorded $133,000 and $128,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

The Company granted options to purchase 6,000 and 20,500 shares of common stock during the years ended December 31, 2015 and 2014.  The weighted average fair value per option at the date of grant for options granted in the years ended December 31, 2015 and 2014 was $4.06 and $10.34, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2015	2014
Risk-free interest rate	2.00%	2.18%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.66	0.65
Expected term (in years)	7.00	7.00

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

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at December 31, 2013	387,208	131,164	$13.24	$2.70	-	$30.55
Granted		20,500	$10.34	$11.27	-	$11.39
Exercised	(1,839)	(1,839)	$6.25	$2.70	-	$7.50
Forfeited or expired		(2,120)	$21.22	$19.95	-	$21.30
Balances at December 31, 2014	385,369	147,705	$13.24	$2.70	-	$30.55
Granted		6,000	$6.34	$6.34	-	$6.34
Forfeited or expired		(7,400)	$30.27	$29.50	-	$30.55
Balances at December 31, 2015	385,369	146,305	$13.24	$2.70	-	$18.22

Of the 500,000 shares included in the Plan, there have been 114,631 options exercised.  At December 31, 2015, there were 146,305 options outstanding and 239,064 were available for future issuance.

F – 25

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

The number of shares of common stock underlying options exercisable at December 31, 2015 was 110,805.  The weighted-average remaining contractual life of those options is 5.08 years.  Exercise prices on options outstanding at December 31, 2015, ranged from $2.70 to $19.99 per share as noted in the following table.

Options Outstanding at December 31,
2015	2014	Range of Exercise Prices
19,189	13,189	$ 2.70 - $ 9.99
103,616	103,616	$ 10.00 - $ 14.99
23,500	23,500	$ 15.00 - $ 19.99
--	7,400	$ 20.00 - $ 30.55
146,305	147,705

As of December 31, 2015, there was approximately $256,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 1.67 years.

11.	Profit Sharing Plan

The Company has a profit sharing plan that covers the U.S. employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2015 and 2014, there were no contributions to the plan.

The Company also offers U.S. employees a 401(k) savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2015 and 2014 was approximately $72,000 and $63,000, respectively.

12.	Derivatives and Other Financial Instruments

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

At December 31, 2015 and 2014, we marked these contracts to market, recording $6,000 and $26,000, respectively, as a current liability on the consolidated balance sheets.  For the years ended December 31, 2015 and 2014, we recorded a net loss on these contracts of $80,000 and $8,000, respectively, as a component of our net loss.

F – 26

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

The following table summarizes the gross fair market value of all derivative instruments, in thousands, which are not designated as hedging instruments and their location in our consolidated balance sheets:

Liability Derivatives
Derivative Instrument	Location	December 31, 2015	December 31, 2014
Foreign Currency Exchange Contracts	Accrued Expenses	$6	$26

The following table summarizes the impact of the Company’s derivatives, in thousands, on the consolidated financial statements of operations for the years ended December 31, 2015 and 2014:

		Amount of Loss Recognized in Operations
Derivative	Location of Loss on	Year Ended December 31,
Instrument	Derivative Instrument	2015	2014
Foreign Currency Exchange Contracts	Loss on foreign currency exchange rate	$80	$8

F – 27

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

13.	Commitments and Contingencies

Land Lease

The Company operates a plant in Corpus Christi, Texas.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with 13 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately two acres owned by the Company.  The lease payment is subject to an adjustment every 5 years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  The last equalization valuation was July 2012 at which time the annual lease increased from approximately $54,000 to $95,000.  The Company and the Port executed an amended lease agreement on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

Minimum future rental payments for non-cancelable leases as of December 31, 2015 for the next five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2016	$115
2017	115
2018	95
2019	95
2020	95
Thereafter	621
Total minimum lease payments	$1,136

Rent expense under these leases was approximately $115,000 and $117,000 for the years ended December 31, 2015 and 2014, respectively.

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

F – 28

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2015 and 2014

15.	Significant Customers

For the years ended December 31, 2015 and 2014, one customer accounted for approximately 18% and 23%, respectively, of our total consolidated sales revenue.

16.	Foreign Customer Sales

Revenues from sales to customers located outside the U.S. for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
(In thousands)	2015	2014
Canada, Mexico & South/Central America	$3,894	$4,627
Pacific Rim	2,906	4,630
Europe, Africa & Middle East	8,461	10,323
Total Foreign Sales	$15,261	$19,580

For the years ended December 31, 2015 and 2014, Germany represented 23% and 25%, respectively, of our foreign sales.

17.	Sales by Product

Revenues from sales by product for the years ended December 31, 2015 and 2014 are as follows (in thousands):

Product	2015		2014
ALUPREM	$13,319	36%	$18,516	39%
HITOX	10,392	28%	13,265	28%
BARTEX / BARYPREM	8,417	23%	8,848	20%
HALTEX / OPTILOAD	3,462	9%	3,182	7%
TIOPREM	718	2%	856	2%
SR	14	<1%	1,365	3%
OTHER	737	2%	698	1%
Total	$37,059	100%	$46,730	100%

F – 29