Form 10-Q
period 2016-03-31
TOR MINERALS INTERNATIONAL INC
filed 2016-05-09
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of May 6, 2016 3,596,325

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements about the business, financial condition and prospects of TOR Minerals International, Inc. (the “Company”).  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in exchange rates, changes in the cost of energy, fluctuations in market price for titanium dioxide (“TiO2”) pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filing with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K under Item 1A. Risk Factors.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “foresees,” “intends,” “may,” “likely,” “should” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Item 1.	Financial Statements and Supplementary Data

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
NET SALES	$9,572	$10,115
Cost of sales	8,247	9,221
GROSS MARGIN	1,325	894
Technical services, research and development	38	55
Selling, general and administrative expenses	842	1,052
Gain on disposal of assets	(1)	-
OPERATING INCOME (LOSS)	446	(213)
OTHER EXPENSE:
Interest expense, net	(50)	(80)
Gain (loss) on foreign currency exchange rate	(89)	22
Other, net	12	-
Total Other Expense	(127)	(58)
INCOME (LOSS) BEFORE INCOME TAX	319	(271)
Income tax expense (benefit)	75	(81)
NET INCOME (LOSS)	$244	$(190)

Earnings (loss) per common share:
Basic	$0.08	$(0.06)
Diluted	$0.08	$(0.06)
Weighted average common shares outstanding:
Basic	3,014	3,014
Diluted	3,187	3,014

See accompanying notes to the consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
NET INCOME (LOSS)	$244	$(190)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	904	(1,624)
Other comprehensive income (loss), net of tax	904	(1,624)
COMPREHENSIVE INCOME (LOSS)	$1,148	$(1,814)

See accompanying notes to the consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,704	$813
Trade accounts receivable, net	4,360	3,534
Inventories, net	12,839	13,988
Other current assets	942	878
Total current assets	19,845	19,213
PROPERTY, PLANT AND EQUIPMENT, net	17,926	17,472
DEFERRED TAX ASSET, foreign	-	19
OTHER ASSETS	4	4
Total Assets	$37,775	$36,708

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,476	$2,432
Accrued expenses	1,243	1,007
Notes payable under lines of credit	-	179
Export credit refinancing facility	923	1,108
Current maturities of long-term debt – financial institutions	1,466	1,485
Total current liabilities	6,108	6,211
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	3,473	3,479
DEFERRED TAX LIABILITY, domestic	184	262
DEFERRED TAX LIABILITY, foreign	57	-
Total liabilities	9,822	9,952
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,014 shares issued and outstanding at March 31, 2016 and December 31, 2015	3,767	3,767
Additional paid-in capital	29,685	29,636
Retained earnings (deficit)	(5,021)	(5,265)
Accumulated other comprehensive loss	(478)	(1,382)
Total shareholders' equity	27,953	26,756
Total Liabilities and Shareholders' Equity	$37,775	$36,708

See accompanying notes to the consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$244	$(190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	633	701
Gain on disposal of assets	(1)	-
Stock-based compensation	49	29
Deferred income tax benefit	(5)	(49)
Inventory reserve	16	-
Provision for bad debts	(273)	-
Changes in working capital:
Trade accounts receivables	(426)	248
Inventories	1,813	2,924
Other current assets	(26)	(360)
Accounts payable and accrued expenses	(127)	(1,130)
Net cash provided by operating activities	1,897	2,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(228)	(1,593)
Net cash used in investing activities	(228)	(1,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	4	1,141
Payments on lines of credit	(202)	(655)
Proceeds from export credit refinancing facility	523	2,370
Payments on export credit refinancing facility	(828)	(2,973)
Payments on long-term bank debt	(313)	(244)
Net cash used in financing activities	(816)	(361)
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	38	(197)
Net increase in cash and cash equivalents	891	22
Cash and cash equivalents at beginning of period	813	2,657
Cash and cash equivalents at end of period	$1,704	$2,679

Supplemental cash flow disclosures:
Interest paid	$28	$80
Income taxes paid	$9	$15
Non-cash financing activities:
Capital expenditures financed through accounts payable and accrued expenses	$260	$-

See accompanying notes to the consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim consolidated financial statements (the “financial statements”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, BV (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”).  All significant intercompany transactions have been eliminated.  All adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.  Operating results for the three month period ended March 31, 2016, are not necessarily indicative of the results for the year ending December 31, 2016.

Income Taxes

The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal income tax benefit of approximately $81,000, state income tax expense of approximately $5,000 and foreign tax expense of approximately $151,000 for the three month period ended March 31, 2016, as compared to a federal and state tax benefit of approximately $55,000 and $2,000, respectively, and foreign tax benefit of approximately $24,000 for the same three month period in 2015.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2012 through December 31, 2015.  Our state tax return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2011 through December 31, 2015.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2011.

As of January 1, 2016, we did not have any unrecognized tax benefits and there was no change during the three month period ended March 31, 2016.  In addition, we did not recognize any interest and penalties in our financial statements during the three month period ended March 31, 2016.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of March 31, 2016 and December 31, 2015, in thousands:

	March 31, 2016	December 31, 2015
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at March 31, 2016, due July 1, 2029, secured by TPT's land and buildings. (Balance in Euro at March 31, 2016, €212)	$241	$235
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at March 31, 2016, due January 31, 2030, secured by TPT's land and buildings. (Balance in Euro at March 31, 2016, €238)	271	264
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.0% per annum, due December 31, 2025, is secured by TPT's land and buildings. (Balance in Euro at March 31, 2016, €975)	1,110	1,087
Variable rate Euro term note payable to a Netherlands bank, with a EURIBOR interest rate plus bank margin of 2.3% per annum, due December 31, 2020, is secured by substantially all of TPT's assets. (Balance in Euro at March 31, 2016, €2,232)	2,543	2,554
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, which was 5.2% at March 31, 2016, due October 25, 2018, secured by TMM's property, plant and equipment. (Balance in Ringgit at March 31, 2016, RM 3,000)	774	756
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, which was 5.2% at March 31, 2016, secured by TMM's property, plant and equipment. Paid in full at maturity, March 31, 2016.	-	68
Total	4,939	4,964
Less current maturities	1,466	1,485
Total long-term debt - financial institutions	$3,473	$3,479

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the Second Amendment to the Agreement which reduced the minimum interest rate floor from 5.5% to 4.5%.  On May 15, 2015, the Company and the Lender entered into the Fifth Amendment to the Agreement which extended the Line from October 15, 2015 to October 15, 2016.  On December 30, 2015, the Company and the Lender entered into the Sixth Amendment to the Agreement.  Under the terms of the Sixth Amendment, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.  The Company was in compliance with all covenants at March 31, 2016.

Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At March 31, 2016, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short-term banking facility (the “Amended Agreement”) with Rabobank.  Under the terms of the Amended Agreement, the line of credit was reduced from €1,100,000 to €500,000 ($1,253,000 to $569,000 at 3/31/2016) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%, which was 3.03% at March 31, 2016.  No funds were outstanding on the TPT line of credit at March 31, 2016.

Asian Operations

On August 24, 2015, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($129,000 at 3/31/2016); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,697,000 at 3/31/2016); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,289,000 at 3/31/2016).  At March 31, 2016, the outstanding balance on the ECR was RM 3,578,000 ($923,000 at 3/31/2016) and at a current interest rate of 4.47%.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2017.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($258,000 at 3/31/2016); (2) an ECR of RM 7,300,000 ($1,882,000 at 3/31/2016); (3) a bank guarantee of RM 1,200,000 ($309,000 at 3/31/2016); and (4) a foreign exchange contract limit of RM 25,000,000 ($6,446,000 at 3/31/2016).  At March 31, 2016, no funds were outstanding on the RHB facility.

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

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of March 31, 2016 and December 31, 2015.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at March 31, 2016 or at December 31, 2015.

	Fair Value Measurements
(In Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Asset
March 31, 2016
Currency forward contracts	$2	$-	$2	$-

Current Liability
December 31, 2015
Currency forward contracts	$6	$-	$6	$-

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

	March 31, 2016		December 31, 2015
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$4,939	$4,425	$4,964	$4,438

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 4.	Inventories

Following is a summary of inventory at March 31, 2016 and December 31, 2015, in thousands:

	March 31,	December 31,
	2016	2015
Raw materials	$4,720	$6,310
Work in progress	4,056	4,168
Finished goods	4,099	3,552
Supplies	846	784
Total Inventories	13,721	14,814
Inventory reserve	(882)	(826)
Net Inventories	$12,839	$13,988

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2016	2015
Numerator:
Net Income (Loss) - basic and diluted	$244	$(190)

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	3,014	3,014
Effect of dilutive securities:
Employee stock options	1	-
Warrants	172	-
Dilutive potential common shares	173	-
Denominator for diluted earnings (loss) per share - weighted-average shares and assumed conversions	3,187	3,014
Basic earnings (loss) per common share	$0.08	$(0.06)
Diluted earnings (loss) per common share	$0.08	$(0.06)

For the three month period ended March 31, 2015, approximately 528,000 detachable warrants were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.  The warrants, issued in May 2009 with our six percent (6%) convertible subordinated debentures, have an exercise price of $2.65 and a maturity date of May 4, 2016.

For the three month period ended March 31, 2016, approximately 359,000 employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the market price of the common shares and, therefore, the effect would be anti-dilutive.

For the three month period ended March 31, 2015, approximately 147,000 employee stock options were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 6.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments – United States, European and Asian.

Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which includes an inter-company profit margin.  The segment profit (loss) included in the table below, from each location is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consist primarily of ALUPREM®, Synthetic Rutile, HITOX® and TIOPREM®.

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

As of and for the three months ended:
March 31, 2016
Net Sales:
Customer sales	$6,491	$2,435	$646	$-	$9,572
Intercompany sales	53	1,360	1,572	(2,985)	-
Total Net Sales	$6,544	$3,795	$2,218	$(2,985)	$9,572

Segment income (loss)	$(33)	$320	$41	$(84)	$244

Segments assets	$15,967	$14,513	$7,295	$-	$37,775

March 31, 2015
Net Sales:
Customer sales	$7,070	$2,307	$738	$-	$10,115
Intercompany sales	-	952	2,096	(3,048)	-
Total Net Sales	$7,070	$3,259	$2,834	$(3,048)	$10,115

Segment income (loss)	$(18)	$(93)	$(99)	$20	$(190)

Segment assets	$18,192	$10,212	$15,709	$-	$44,113

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 6.	Segment Information (continued)

Our chief operating decision maker, or CODM, regularly reviews financial information about our segments in order to allocate resources and evaluate performance.  Our CODM assesses segment performance based on Segment sales and Segment Adjusted EBITDA.

Following is a summary of adjusted EBITDA by segment and consolidated for the three month periods ended March 31, 2016 and 2015.

(In thousands)	United States (Corpus Christi)	European (TPT)	Asian (TMM)	Inter-Company Eliminations	Consolidated
As of and for the three months ended:
March 31, 2016
Net Income (Loss)	$(33)	$320	$41	$(84)	$244
Adjustments:
Depreciation and amortization	265	333	35		633
Stock-based compensation	49	-	-	-	49
Interest expense, net	-	29	21		50
Bad debt expense	(21)	(252)	-		(273)
Income tax (benefit) expense	(76)	78	-	73	75
Adjusted EBITDA	$184	$508	$97	$(11)	$778

March 31, 2015
Net Income (Loss)	$(18)	$(93)	$(99)	$20	$(190)
Adjustments:
Depreciation and amortization	243	284	174		701
Stock-based compensation	29	-	-	-	29
Interest expense	5	11	64		80
Income tax (benefit) expense	(57)	(29)	-	5	(81)
Adjusted EBITDA	$202	$173	$139	$25	$539

Note 7.	Stock Options and Equity Compensation Plan

For the three month periods ended March 31, 2016 and 2015, the Company recorded stock-based employee compensation expense of $49,000 and $29,000, respectively.  This compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company granted 215,000 stock options during the three month period ended March 31, 2016.  No options were granted during the same three month period of 2015.

As of March 31, 2016, there was approximately $602,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 4.22 years.

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

At March 31, 2016, we marked these contracts to market, recording $2,000 as a current asset on the consolidated balance sheets.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our consolidated balance sheets at March 31, 2016 and December 31, 2015, in thousands:

Asset Derivatives
Derivative Instrument	Location	March 31, 2016	December 31, 2015
Foreign Currency Exchange Contracts	Other Current Assets	$2	$-

Liability Derivatives
Derivative Instrument	Location	March 31, 2016	December 31, 2015
Foreign Currency Exchange Contracts	Accrued Expenses	$-	$6

For the three month period ended March 31, 2016, we did not incur a gain or loss on these contracts; however, during the three month period ended March 31, 2015, we recorded a net gain of $11,000, as a component of our net loss.

The following table summarizes, in thousands, the impact of the Company’s derivatives on the consolidated financial statements of operations for the three month periods ended March 31, 2016 and 2015:

		Amount of Gain Recognized in Operations
Derivative	Location of Gain on Derivative	Three Months Ended March 31,
Instrument	Instrument	2016	2015
Foreign Currency Exchange Contracts	Gain on foreign currency exchange rate	$-	$11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 9.	Subsequent Events

As reported in the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016, three holders, two of whom are directors of the Company and another of whom is a greater than 5% shareholder, exercised 377,360 warrants which were issued in August 2009 on April 29, 2016.  In addition, several other holders exercised 128,304 warrants on April 27, 2016.  Upon exercise and receipt of the aggregate exercise price of $1,340,010, the Company will issue 505,664 shares of common stock to the investors.  The Company will use the proceeds for working capital purposes.

No underwriters were involved in the foregoing sale of securities.  The common stock to be issued upon exercise of the warrants was issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, based on the private sale of securities.  The sale of the common stock issued upon exercise of these warrants was registered with the Securities and Exchange Commission (the “SEC”) on Form S-3 (Registration No. 333-175054), filed with the SEC on June 30, 2011.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global producer of high performance, specialty mineral products focused on product innovation and technical support.  Our specialty mineral products, which include flame retardant and smoke suppressant fillers, engineered fillers, and TiO2-color hybrid pigments, are designed for use in plastics, coating and paint applications, as well as a wide range of other industrial applications. With operations in the United States, Europe and Asia, our mission is to bring high value products and superior levels of service to our customers to help ensure their success.

Our U.S. operation, located in Corpus Christi, Texas, is also the global headquarters for the Company.  The U.S. operation manufactures HITOX, BARTEX, HALTEX/OPTILOAD and TIOPREM.  TPT, our European operation, located in Hattem, The Netherlands, manufactures ALUPREM alumina based products and BARYPREM and our Asian operation, located in Ipoh, Malaysia, manufactures HITOX and TIOPREM.

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

A summary of the Adjusted EBITDA by segment and consolidated for the three months ended March 31, 2016 and 2015, is included in Note 6 to the consolidated financial statements on page 13.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below are our results for the three months ended March 31, 2016 and 2015.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended March 31,
	2016	2015
NET SALES	$9,572	$10,115
Cost of sales	8,247	9,221
GROSS MARGIN	1,325	894
Technical services, research and development	38	55
Selling, general and administrative expenses	842	1,052
Gain on disposal of assets	(1)	-
OPERATING INCOME (LOSS)	446	(213)
OTHER EXPENSE:
Interest expense, net	(50)	(80)
Gain (loss) on foreign currency exchange rate	(89)	22
Other, net	12	-
INCOME (LOSS) BEFORE INCOME TAX	319	(271)
Income tax expense (benefit)	75	(81)
NET INCOME (LOSS)	$244	$(190)

Earnings (loss) per common share:
Basic	$0.08	$(0.06)
Diluted	$0.08	$(0.06)

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

Net Sales:  Consolidated net sales decreased approximately 5% for the three month period ended March 31, 2016, as compared to the same three month period of 2015.  The decrease was primarily due to a decrease in volume, selling price and the impact of the change in foreign currency exchange rates as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

Below is a summary of our consolidated products sales for the three month periods ended March 31, 2016 and 2015 (in thousands).

	(Unaudited)
	Three Months Ended March 31,
Product	2016		2015		Variance
ALUPREM	$3,846	40%	$3,518	35%	$328	9%
HITOX	2,172	23%	3,042	30%	(870)	-29%
BARTEX/BARYPREM	2,198	23%	2,284	23%	(86)	-4%
HALTEX/OPTILOAD	988	10%	830	8%	158	19%
TIOPREM	237	3%	242	2%	(5)	-2%
SYNTHETIC RUTILE	-	0%	14	< 1%	(14)	-100%
OTHER	131	1%	185	2%	(54)	-29%
Total	$9,572	100%	$10,115	100%	$(543)	-5%

ALUPREM sales increased 9% for the three month period ended March 31, 2016, primarily related to an increase in volume of 13%, which was partially offset by a decrease in selling price of 3% and the impact of the change in the foreign currency exchange rates of 1% as the Euro weakened against the U.S. Dollar.  ALUPREM volume increased in both the U.S. and European markets, and the decrease in selling price relates to a U.S. customer and the pricing from this customer will continue to be below last year’s price.  The order pattern of our largest ALUPREM customers can vary significantly from quarter to quarter and does not necessarily follow a normal seasonal pattern, and while we anticipate a slight increase in annual volume from this customer, the second quarter volume may be impacted by plant maintenance scheduled at one of the customer’s locations.

HITOX sales decreased 29% for the three month period ended March 31, 2016, primarily due to a reduction in volume of 19%, selling price of 7% and the impact of the change in the foreign currency exchange rates of 3% as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.  The decrease in sales volume of HITOX was primarily due to the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  We expect this pressure to continue to affect both volume and pricing in our TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

BARTEX®/BARYPREM® sales decreased 4% during the three month period ended March 31, 2016, primarily due to a decrease in volume and a change in product mix of 3% and 1%, respectively.  The decrease in volume in the U.S. was partially offset by an increase in volume in Europe.

HALTEX®/OPTILOAD® sales increased 19% for the three month period ended March 31, 2016, due to an increase in volume of 21%, which was partially offset by a change in product mix of 2%.  The increase in volume was primarily due to an increase in our customer base, as well as an increase in requirements for existing customers.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

TIOPREM sales decreased 2% for the three month period ended March 31, 2016, primarily due to a reduction in selling price and the impact of the change in the foreign currency exchange rates as the Malaysian Ringgit weakened against the U.S. Dollar of 13% and 2%, respectively, which were partially offset by an increase in volume of 13%.

Synthetic Rutile (“SR”) – For the three month period ended March 31, 2016, there were no sales of SR to third parties.  For the three month period ended March 31, 2015, our SR sales revenue from third party customers was approximately $14,000.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Separately, in 2015, we made a strategic decision to take our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels over the next 12 months.

Other Product sales decreased 29% for the three month period ended March 31, 2016, primarily due to a decrease in volume and selling price in the U.S. and at TMM.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Below is a summary of net sales for our U.S. operation for the three month periods ended March 31, 2016 and 2015 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2016		2015		Variance
ALUPREM	$1,909	30%	$1,742	25%	$167	10%
HITOX	1,358	21%	2,152	30%	(794)	-37%
BARTEX	1,889	29%	1,998	28%	(109)	-5%
HALTEX/OPTILOAD	988	15%	830	12%	158	19%
TIOPREM	216	3%	196	3%	20	10%
OTHER	131	2%	152	2%	(21)	-14%
Total	$6,491	100%	$7,070	100%	$(579)	-8%

ALUPREM sales increased 10% for the three month period ended March 31, 2016, primarily related to an increase in volume of 24%, which was partially offset by a decrease in selling price of 14%.  The change in volume and selling price primarily relate to a significant U.S. customer, and the pricing from this customer will continue to be below last year’s price.

HITOX sales decreased 37% for the three month period ended March 31, 2016, primarily due to a reduction in volume of 29% and selling price of 8%.  The decrease in sales volume and selling price primarily relates to the continued weakness in the global TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.  We expect this pressure to continue to affect both volume and pricing in our TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

BARTEX sales decreased 5% for the three month period ended March 31, 2016, primarily due to a decrease in volume.

HALTEX/OPTILOAD sales increased 19% for the three month period ended March 31, 2016, due to an increase in volume of 21%, primarily due to an increase in our customer base, as well as an increase in requirements for existing customers, which was partially offset by a change in product mix of 2%.

TIOPREM sales increased 10% for the three month period ended March 31, 2016, primarily due to an increase in volume of 26%, which was offset by a reduction in selling price of 16%.

Other Product sales decreased 14% for the three month period ended March 31, 2016, due to a decrease in volume and selling price of 6% and 8%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operations

TPT manufactures and sells ALUPREM to third party customers, as well as to our U.S. operations for distribution to our North American customers.  TPT purchases HITOX from our Asian operation and TIOPREM from our U.S. operation for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three month periods ended March 31, 2016 and 2015 to third-party customers.  All inter-company sales have been eliminated.

	Three Months Ended March 31,
Product	2016		2015		Variance
ALUPREM	$1,937	80%	$1,776	77%	$161	9%
BARYPREM	309	13%	286	12%	23	8%
HITOX	180	7%	223	10%	(43)	-19%
TIOPREM	9	< 1%	22	1%	(13)	-59%
Total	$2,435	100%	$2,307	100%	$128	6%

ALUPREM sales in Europe increased 9% for the three month period ended March 31, 2016, primarily due to a change in product mix and sales volume of 8% and 3%, respectively, which was partially offset by the impact of the change in foreign currency which reduced sales 2% as the Euro weakened against the U.S. Dollar.

BARYPREM sales in Europe increased 8% for the three month period ended March 31, 2016, due to an increase in volume primarily related to an increase demand by a customer in Europe.

HITOX sales in Europe decreased 19% during the three month period ended March 31, 2016, primarily due to a decrease in volume, selling price and the impact of the change in foreign currency of 10%, 6% and 3%, respectively.  The European HITOX sales continue to be impacted by the overall weakness in the global TiO2 market.

TIOPREM sales in Europe decreased 59% during the three month period ended March 31, 2016, due to a decrease in volume.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

TMM manufactures and sells SR and HITOX to third party customers, as well as to our U.S. and European operations.  The following table represents TMM’s sales (in thousands) for the three month periods ended March 31, 2016 and 2015 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2016		2015		Variance
HITOX	$634	98%	$667	90%	$(33)	-5%
TIOPREM	12	2%	24	3%	(12)	-50%
SYNTHETIC RUTILE	-	0%	14	2%	(14)	-100%
OTHER	-	0%	33	5%	(33)	-100%
Total	$646	100%	$738	100%	$(92)	-12%

HITOX sales in Asia decreased 5% for the three month period ended March 31, 2016, primarily due to the impact of the change in foreign currency and a decrease in selling price of 14% and 2%, respectively, which was partially offset by an increase in volume of 11%.  The HITOX market in Asia continues to decline due to the weakness in the TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.  We expect this pressure to continue to affect both volume and pricing in our TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

TIOPREM sales in Asia decreased in volume 50% for the three month period ended March 31, 2016, primarily due to a decrease in volume and the impact of the change in foreign currency of 33% and 17%, respectively.

Synthetic Rutile (“SR”) For the three month period ended March 31, 2016, there were no sales of SR to third parties.  For the three month period ended March 31, 2015, our SR sales revenue from third party customers was approximately $14,000.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Separately, in 2015, we made a strategic decision to take our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels over the next 12 months.

Other Product sales volume decreased 100% for the three month period ended March 31, 2016, due to a decrease in the sale of TMM’s by-products.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three month periods ended March 31, 2016 and 2015, in thousands.

	(Unaudited)
	Three Months Ended March 31,
	2016	2015
NET SALES	$9,572	$10,115
Cost of sales	8,247	9,221
GROSS MARGIN	$1,325	$894
GROSS MARGIN %	13.8%	8.8%

For the three month period ended March 31, 2016, gross margin increased 5.0%, primary due to higher production volume and improved efficiencies which increased the gross margin 2%, the elimination of idle plant costs related to the SR plant at TMM improved the gross margin 2% and a reduction in raw material costs improved the gross margin 1%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense decreased approximately 19.8% during the three period ended March 31, 2016, primarily due to the reversal of bad debt related to an customer account which was deemed uncollectable in 2015.

Interest Expense:  Net interest expense decreased approximately $30,000 for the three month period ended March 31, 2016, due to a decrease in our average long-term and short-term financing at each of our three segments.

Income Taxes: Income taxes consisted of federal income tax benefit of approximately $81,000, state income tax expense of approximately $5,000 and foreign tax expense of approximately $151,000 for the three month period ended March 31, 2016, as compared to a federal and state tax benefit of approximately $55,000 and $2,000, respectively, and foreign tax benefit of approximately $24,000 for the same three month period in 2015.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Long-term Debt – Financial Institutions

A schedule of our long-term debt to financial institutions as of March 31, 2016 and December 31, 2015, is included in Note 2 to the consolidated financial statements on page 8.

Our current maturities of long-term debt, as well as other current maturities, will be paid with current cash and cash generated from operations.

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the Second Amendment to the Agreement which reduced the minimum interest rate floor from 5.5% to 4.5%.  On May 15, 2015, the Company and the Lender entered into the Fifth Amendment to the Agreement which extended the Line from October 15, 2015 to October 15, 2016.  On December 30, 2015, the Company and the Lender entered into the Sixth Amendment to the Agreement.  Under the terms of the Sixth Amendment, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.  The Company was in compliance with all covenants at March 31, 2016.

Under the terms of the Agreement, as amended, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At March 31, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short-term banking facility (the “Amended Agreement”) with Rabobank.  Under the terms of the Amended Agreement, the line of credit was reduced from €1,100,000 to €500,000 ($1,253,000 to $569,000 at 3/31/2016) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%, which was 3.03% at March 31, 2016.  No funds were outstanding on the TPT line of credit at March 31, 2016.

Asian Operations

On August 24, 2015, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($129,000 at 3/31/2016); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,697,000 at 3/31/2016); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,289,000 at 3/31/2016).  At March 31, 2016, the outstanding balance on the ECR was RM 3,578,000 ($923,000 at 3/31/2016) and at a current interest rate of 4.47%.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2017.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($258,000 at 3/31/2016); (2) an ECR of RM 7,300,000 ($1,882,000 at 3/31/2016); (3) a bank guarantee of RM 1,200,000 ($309,000 at 3/31/2016); and (4) a foreign exchange contract limit of RM 25,000,000 ($6,446,000 at 3/31/2016).  At March 31, 2016, no funds were outstanding on the RHB facility.

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

Cash and Cash Equivalents

Cash and cash equivalents increased $891,000 from December 31, 2015 to March 31, 2016.  Operating activities provided $1,897,000 and the effect of the exchange rates fluctuations increased cash of $38,000 and we used $228,000 in investing activities and $816,000 in financing activities during the three months ended March 31, 2016.

	(Unaudited)
	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in)
Operating activities	$1,897	$2,173
Investing activities	(228)	(1,593)
Financing activities	(816)	(361)
Effect of exchange rate fluctuations	38	(197)
Net increase in cash and cash equivalents	$891	$22
Non-cash financing activities:
Capital expenditures financed through accounts payable and accrued expenses	$260	$-

Operating Activities

Below are the major changes in working capital affecting cash provided by operating activities during the three month period ended March 31, 2016.

  Trade Accounts Receivable:  Accounts receivable used cash of $426,000 during the first three months of 2016.  The increase in accounts receivable is primarily due to the timing of sales between the fourth quarter of 2015 and the first quarter of 2016, primarily at the U.S. operation.  Accounts receivable increased $532,000 at the U.S. operation and $28,000 at TMM and decreased $134,000 at TPT.

  Inventories: Inventories provided cash of $1,813,000 during the first three months of 2016.  Inventories at the U.S. operation decreased $506,000, primarily related to a decrease in raw materials.  TMM’s inventory decreased approximately $1,635,000, primarily related to a decrease in raw materials and work in progress.  TPT’s inventory increased approximately $328,000, primarily related to a decrease in raw materials and finished goods.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Other Current Assets:  Other current assets used cash of $26,000 during the first three months of 2016.  Current assets at the U.S. operation increased $17,000.  TMM’s current assets increased $26,000, primarily related to the timing of insurance premiums.  TPT’s current assets decreased $17,000, primarily due to timing of a VAT tax refund and a reduction in equipment deposits, which were partially offset by an increase related to the timing of insurance premiums.

  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses used cash of $127,000 during the first three months of 2016.  Accounts payable and accrued expenses at the U.S. operation decreased $34,000.  At TPT and TMM, accounts payable and accrued expenses decreased $60,000 and $33,000, respectively, primarily related to the timing of purchases.

Investing Activities

We used cash of $228,000 in investing activities during the first three months of 2016 related to equipment purchases and plant expansion at our U.S. and European locations.  Net investments for are as follows:

  Property, Plant and Equipment

    U.S. Operation:  We invested approximately $79,000 during the first three months of 2016 for new production equipment designed to improve production yield and efficiency.

    European Operation:  We invested approximately $149,000 during the first three months of 2016 for new equipment and plant expansion to increase the production capacity of ALUPREM.

Financing Activities

We used cash of $816,000 in financing activities during the three month period ended March 31, 2016.  Significant factors relating to financing activities include the following:

  Lines of Credit

    U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during the three month period ended March 31, 2016.

    European Operation:  Borrowings on TPT’s line of credit were not utilized during the three month period ended March 31, 2016.

    Asian Operation:  Borrowings on TMM’s line of credit decreased $198,000 during the three month period ended March 31, 2016.

  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR decreased $305,000 during the three month period ended March 31, 2016.

  Long-term Debt:

    European Operation:  TPT’s long-term debt decreased $173,000 for the three month period ended March 31, 2016.

    Asian Operation:  TMM’s long-term debt decreased $140,000 for the three month period ended March 31, 2016.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2015 Annual Report on Form 10-K.

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

Changes in Internal Controls

During the last fiscal quarter, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As reported in the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016, three holders, two of whom are directors of the Company and another of whom is a greater than 5% shareholder, exercised 377,360 warrants which were issued in August 2009 on April 29, 2016.  In addition, several other holders exercised 128,304 warrants on April 27, 2016.  Upon exercise and receipt of the aggregate exercise price of $1,340,010, the Company will issue 505,664 shares of common stock to the investors.  The Company will use the proceeds for working capital purposes.

No underwriters were involved in the foregoing sale of securities.  The common stock to be issued upon exercise of the warrants was issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, based on the private sale of securities.  The sale of the common stock issued upon exercise of these warrants was registered with the Securities and Exchange Commission (the “SEC”) on Form S-3 (Registration No. 333-175054), filed with the SEC on June 30, 2011.

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

TOR Minerals International, Inc.
____________
(Registrant)

Date:	May 9, 2016	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	May 9, 2016	BARBARA RUSSELL Barbara Russell Chief Financial Officer