Form 10-Q
period 2016-06-30
TOR MINERALS INTERNATIONAL INC
filed 2016-08-04
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016 OR
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

Yes☒			No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of July 28, 2016 3,541,703

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements about the business, financial condition and prospects of TOR Minerals International, Inc. (the “Company”).  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in exchange rates, changes in the cost of energy, fluctuations in market price for titanium dioxide (“TiO2”) pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K under Item 1A. Risk Factors.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “foresees,” “intends,” “may,” “likely,” “should” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Item 1.     Financial Statements and Supplementary Data

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET SALES	$9,850	$9,963	$19,422	$20,078
Cost of sales	8,680	9,010	16,927	18,231
GROSS MARGIN	1,170	953	2,495	1,847
Technical services, research and development	52	44	90	99
Selling, general and administrative expenses	1,062	1,039	1,904	2,091
Gain on disposal of assets	-	-	(1)	-
OPERATING INCOME (LOSS)	56	(130)	502	(343)
OTHER EXPENSE:
Interest expense, net	(47)	(60)	(97)	(140)
Gain (loss) on foreign currency exchange rate	10	1	(79)	23
Other, net	16	9	28	9
Total Other Expense	(21)	(50)	(148)	(108)
INCOME (LOSS) BEFORE INCOME TAX	35	(180)	354	(451)
Income tax expense (benefit)	(52)	(73)	23	(154)
NET INCOME (LOSS)	$87	$(107)	$331	$(297)

Earnings (loss) per common share:
Basic	$0.03	$(0.04)	$0.10	$(0.10)
Diluted	$0.03	$(0.04)	$0.10	$(0.10)
Weighted average common shares outstanding:
Basic	3,402	3,014	3,208	3,014
Diluted	3,459	3,014	3,323	3,014

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$87	$(107)	$331	$(297)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	(338)	125	566	(1,499)
Other comprehensive income (loss), net of tax	(338)	125	566	(1,499)
COMPREHENSIVE INCOME (LOSS)	$(251)	$18	$897	$(1,796)

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,381	$813
Trade accounts receivable, net	4,863	3,534
Inventories, net	11,204	13,988
Other current assets	921	878
Total current assets	20,369	19,213
PROPERTY, PLANT AND EQUIPMENT, net	17,288	17,472
DEFERRED TAX ASSET, foreign	44	19
OTHER ASSETS	4	4
Total Assets	$37,705	$36,708

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,953	$2,432
Accrued expenses	1,241	1,007
Notes payable under lines of credit	-	179
Export credit refinancing facility	627	1,108
Current maturities of long-term debt – financial institutions	1,367	1,485
Total current liabilities	5,188	6,211
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	3,212	3,479
DEFERRED TAX LIABILITY, domestic	169	262
DEFERRED TAX LIABILITY, foreign	-	-
Total liabilities	8,569	9,952
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,542 shares issued and outstanding at June 30, 2016 and 3,014 at December 31, 2015	4,428	3,767
Additional paid-in capital	30,458	29,636
Accumulated deficit	(4,934)	(5,265)
Accumulated other comprehensive loss	(816)	(1,382)
Total shareholders' equity	29,136	26,756
Total Liabilities and Shareholders' Equity	$37,705	$36,708

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$331	$(297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,269	1,413
Gain on disposal of assets	(1)	-
Stock-based compensation	85	75
Deferred income tax benefit	(121)	(157)
Inventory reserve	85	-
Provision for bad debts	(273)	-
Changes in working capital:
Trade accounts receivables	(976)	(117)
Inventories	3,210	2,971
Other current assets	(23)	(540)
Accounts payable and accrued expenses	(325)	(1,093)
Net cash provided by operating activities	3,261	2,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(790)	(3,104)
Net cash used in investing activities	(790)	(3,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	3	2,472
Payments on lines of credit	(197)	(1,152)
Proceeds from export credit refinancing facility	935	3,231
Payments on export credit refinancing facility	(1,508)	(4,772)
Payments on long-term bank debt	(537)	(531)
Proceeds from the issuance of common stock and exercise of warrants	1,398	-
Net cash provided by (used in) financing activities	94	(752)
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	3	(165)
Net increase (decrease) in cash and cash equivalents	2,568	(1,766)
Cash and cash equivalents at beginning of period	813	2,657
Cash and cash equivalents at end of period	$3,381	$891

Supplemental cash flow disclosures:
Interest paid	$77	$140
Income taxes paid	$45	$560

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 1.     Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, BV (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”).  All significant intercompany transactions have been eliminated.  All adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the condensed consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.  Operating results for the six month period ended June 30, 2016, are not necessarily indicative of the results for the year ending December 31, 2016.

Income Taxes

The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal income tax benefit of approximately $15,000, state income tax expense of approximately $1,000 and foreign tax benefit of approximately $38,000 for the three month period ended June 30, 2016, as compared to a federal tax benefit of approximately $214,000 and state tax expense of $2,000 and foreign tax expense of approximately $139,000 for the same three month period in 2015.

For the six month period ended June 30, 2016, income taxes consisted of federal income tax benefit of approximately $94,000, state income tax expense of approximately $3,000 and foreign tax expense of approximately $114,000, as compared to a federal tax benefit of approximately $269,000 and foreign tax expense of approximately $115,000 for the same six month period in 2015.

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

As of January 1, 2016, we did not have any unrecognized tax benefits and there was no change during the six month period ended June 30, 2016.  In addition, we did not recognize any interest and penalties in our financial statements during the three and six month periods ended June 30, 2016.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 2.     Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of June 30, 2016 and December 31, 2015, in thousands:

	June 30, 2016	December 31, 2015
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at June 30, 2016, due July 1, 2029, secured by TPT's land and buildings. (Balance in Euro at June 30, 2016, €207)	$229	$235
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at June 30, 2016, due January 31, 2030, secured by TPT's land and buildings. (Balance in Euro at June 30, 2016, €233)	259	264
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.0% per annum, due December 31, 2025, is secured by TPT's land and buildings. (Balance in Euro at June 30, 2016, €950)	1,053	1,087
Variable rate Euro term note payable to a Netherlands bank, with a EURIBOR interest rate plus bank margin of 2.3% per annum, due December 31, 2020, is secured by substantially all of TPT's assets. (Balance in Euro at June 30, 2016, €2,115)	2,345	2,554
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, which was 5.2% at June 30, 2016, due October 25, 2018, secured by TMM's property, plant and equipment. (Balance in Ringgit at June 30, 2016, RM 2,750)	693	756
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, secured by TMM's property, plant and equipment. Paid in full at maturity, March 31, 2016.	-	68
Total	4,579	4,964
Less current maturities	1,367	1,485
Total long-term debt - financial institutions	$3,212	$3,479

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the Second Amendment to the credit agreement which reduced the minimum interest rate floor from 5.5% to 4.5%.  On May 15, 2015, the Company and the Lender entered into the Fifth Amendment to the credit agreement which extended the Line from October 15, 2015 to October 15, 2016.

On June 23, 2016, the Company and the Lender amended and restated the credit agreement (the “Agreement”).  Under the terms of the Agreement, the Lender extended the maturity date on the Line from October 15, 2016 to October 15, 2017.  In addition, the Company requested that the Lender reduce the Line from $2,000,000 to $1,000,000.  Under the terms of the Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.  The Company was in compliance with all covenants at June 30, 2016.

Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At June 30, 2016, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short-term banking facility (the “Amended Agreement”) with Rabobank.  Under the terms of the Amended Agreement, the line of credit was reduced from €1,100,000 to €500,000 ($1,219,000 to $554,000 at June 30, 2016) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%, which was 2.9% at June 30, 2016.  No funds were outstanding on the TPT line of credit at June 30, 2016.

Asian Operations

On August 24, 2015, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  TMM is currently negotiating with HSBC to extend the maturity date to June 30, 2017. The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($126,000 at June 30, 2016); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,638,000 at June 30, 2016); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,261,000 at June 30, 2016).  At June 30, 2016, the outstanding balance on the ECR was RM 2,488,000 ($627,000 at June 30, 2016) at a current interest rate of 4.675%.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2017.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($252,000 at June 30, 2016); (2) an ECR of RM 7,300,000 ($1,841,000 at June 30, 2016); (3) a bank guarantee of RM 1,200,000 ($303,000 at June 30, 2016); and (4) a foreign exchange contract limit of RM 25,000,000 ($6,305,000 at June 30, 2016).  At June 30, 2016, no funds were outstanding on the RHB facility.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 3.     Fair Value Measurements

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of June 30, 2016 and December 31, 2015.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at June 30, 2016 or at December 31, 2015.

	Fair Value Measurements
(In Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Asset
June 30, 2016
Currency forward contracts	$19	$-	$19	$-

Current Liability
December 31, 2015
Currency forward contracts	$6	$-	$6	$-

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

	June 30, 2016		December 31, 2015
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$4,579	$4,115	$4,964	$4,438

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short-term nature of these instruments; accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 4.     Inventories

Following is a summary of inventory at June 30, 2016 and December 31, 2015, in thousands:

	June 30,	December 31,
	2016	2015
Raw materials	$4,048	$6,310
Work in progress	3,210	4,168
Finished goods	3,923	3,552
Supplies	798	784
Total Inventories	11,979	14,814
Inventory reserve	(775)	(826)
Net Inventories	$11,204	$13,988

Note 5.     Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net Income (Loss) - basic and diluted	$87	$(107)	$331	$(297)

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	3,402	3,014	3,208	3,014
Effect of dilutive securities:
Employee stock options	1	-	1	-
Warrants	56	-	114	-
Dilutive potential common shares	57	-	115	-
Denominator for diluted earnings (loss) per share - weighted-average shares and assumed conversions	3,459	3,014	3,323	3,014
Basic earnings (loss) per common share	$0.03	$(0.04)	$0.10	$(0.10)
Diluted earnings (loss) per common share	$0.03	$(0.04)	$0.10	$(0.10)

For the three month period ended June 30, 2015, approximately 528,000 detachable warrants were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.  The warrants, issued in May 2009 with our six percent (6%) convertible subordinated debentures, were exercised prior to the May 4, 2016 maturity at an exercise price of $2.65.

For the three and six month periods ended June 30, 2016, approximately 190,000 employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the market price of the common shares and, therefore, the effect would be anti-dilutive.

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

Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which includes an inter-company profit margin.  The segment profit (loss), included in the table below, from each location is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consist primarily of ALUPREM®, Synthetic Rutile, HITOX® and TIOPREM®.

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

For the three months ended:
June 30, 2016
Net Sales:
Customer sales	$6,878	$2,270	$702	$-	$9,850
Intercompany sales	-	1,925	745	(2,670)	-
Total Net Sales	$6,878	$4,195	$1,447	$(2,670)	$9,850

Segment income (loss)	$(245)	$247	$6	$79	$87

June 30, 2015
Net Sales:
Customer sales	$7,107	$2,052	$804	$-	$9,963
Intercompany sales	4	1,086	1,458	(2,548)	-
Total Net Sales	$7,111	$3,138	$2,262	$(2,548)	$9,963

Segment income (loss)	$(81)	$107	$(47)	$(86)	$(107)

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 6.     Segment Information (continued)

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

For the six months ended:
June 30, 2016
Net Sales:
Customer sales	$13,369	$4,705	$1,348	$-	$19,422
Intercompany sales	53	3,285	2,318	(5,656)	-
Total Net Sales	$13,422	$7,990	$3,666	$(5,656)	$19,422

Segment income (loss)	$(278)	$567	$46	$(4)	$331

Segments assets	$16,736	$14,013	$6,956	$-	$37,705

June 30, 2015
Net Sales:
Customer sales	$14,177	$4,359	$1,542	$-	$20,078
Intercompany sales	4	2,038	3,555	(5,597)	-
Total Net Sales	$14,181	$6,397	$5,097	$(5,597)	$20,078

Segment income (loss)	$(98)	$13	$(145)	$(67)	$(297)

Segment assets	$17,844	$11,217	$14,808	$-	$43,869

Note 7.     Stock Options and Equity Compensation Plan

For the three and six month periods ended June 30, 2016, the Company recorded stock-based employee compensation expense of $49,000 and $85,000, respectively, as compared to $29,000 and $75,000 for the same three and six month periods of 2015, respectively.  This compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company granted 49,000 and 6,000 stock options during the six month periods ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there was approximately $210,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 1.21 years.

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

At June 30, 2016, we marked these contracts to market, recording $19,000 as a current asset on the consolidated balance sheets.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our consolidated balance sheets at June 30, 2016 and December 31, 2015, in thousands:

Asset Derivatives
Derivative Instrument	Location	June 30, 2016	December 31, 2015
Foreign Currency Exchange Contracts	Other Current Assets	$19	$-

Liability Derivatives
Derivative Instrument	Location	June 30, 2016	December 31, 2015
Foreign Currency Exchange Contracts	Accrued Expenses	$-	$6

For both the three and six month periods ended June 30, 2016, we recognized a gain on these contracts of $2,000 as compared to a net loss of $15,000 and $21,000  for the three and six month periods ended June 30, 2015, respectively.

The following table summarizes, in thousands, the impact of the Company’s derivatives on the consolidated financial statements of operations for the three and six month periods ended June 30, 2016 and 2015:

		Amount of Gain Recognized in Operations
Derivative	Location of Gain (Loss) on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Instrument	2016	2015	2016	2015
Foreign Currency Exchange Contracts	Gain (loss) on foreign currency exchange rate	$2	$(15)	$2	$(21)

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

Operating expenses in the foreign locations are primarily in local currencies.  Accordingly, we have exposure to fluctuation in foreign currency exchange rates.  These fluctuations impact the translation of sales, earnings, assets and liabilities from local currencies to the U.S. Dollar.

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

We manage our business in three geographical segments – United States, European and Asia (See Note 6 to our condensed consolidated financial statements).  Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which includes an inter-company profit margin.  Our chief operating decision maker, or CODM, regularly reviews financial information about our segments in order to allocate resources and evaluate performance.  Our CODM assesses segment performance based on Segment sales and Segment Adjusted EBITDA, which we define as net income (loss) before depreciation and amortization, interest expense, bad debt expense, foreign currency gains and losses, income taxes, and other items which management does not believe reflect the underlying performance of the segment.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below are our results for the three and six months ended June 30, 2016 and 2015.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET SALES	$9,850	$9,963	$19,422	$20,078
Cost of sales	8,680	9,010	16,927	18,231
GROSS MARGIN	1,170	953	2,495	1,847
Technical services, research and development	52	44	90	99
Selling, general and administrative expenses	1,062	1,039	1,904	2,091
Gain on disposal of assets	-	-	(1)	-
OPERATING INCOME (LOSS)	56	(130)	502	(343)
OTHER EXPENSE:
Interest expense, net	(47)	(60)	(97)	(140)
Gain (loss) on foreign currency exchange rate	10	1	(79)	23
Other, net	16	9	28	9
INCOME (LOSS) BEFORE INCOME TAX	35	(180)	354	(451)
Income tax expense (benefit)	(52)	(73)	23	(154)
NET INCOME (LOSS)	$87	$(107)	$331	$(297)

Earnings (loss) per common share:
Basic	$0.03	$(0.04)	$0.10	$(0.10)
Diluted	$0.03	$(0.04)	$0.10	$(0.10)

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

Net Sales:  Consolidated net sales decreased approximately 1% and 3% for the three and six month periods ended June 30, 2016, respectively, as compared to the same three and six month periods of 2015.  The decrease was primarily due to a decrease in selling price and the impact of the change in foreign currency exchange rates as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

Below is a summary of our consolidated products sales for the three and six month periods ended June 30, 2016 and 2015 (in thousands).

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2016		2015		Variance		2016		2015		Variance
ALUPREM	$3,970	41%	$3,262	33%	$708	22%	$7,816	41%	$6,780	34%	$1,036	15%
HITOX	2,352	24%	3,076	31%	(724)	-24%	4,524	23%	6,118	30%	(1,594)	-26%
BARTEX/ BARYPREM	2,094	21%	2,255	23%	(161)	-7%	4,292	22%	4,539	23%	(247)	-5%
HALTEX/ OPTILOAD	1,103	11%	1,036	10%	67	6%	2,091	11%	1,866	9%	225	12%
TIOPREM	231	2%	195	2%	36	18%	468	2%	437	2%	31	7%
SYNTHETIC RUTILE	-	0%	-	0%	-		-	0%	14	<1%	(14)	-100%
OTHER	100	1%	139	1%	(39)	-28%	231	1%	324	2%	(93)	-29%
Total	$9,850	100%	$9,963	100%	$(113)	-1%	$19,422	100%	$20,078	100%	$(656)	-3%

ALUPREM sales increased 22% for the three month period ended June 30, 2016, primarily related to an increase in volume of 24% and the positive impact of the change in the foreign currency exchange rates of 1%, which was partially offset by a decrease in selling price of 3%.

For the six month period ended June 30, 2016, ALUPREM sales increased 15%, primarily due to an increase in volume of 18%, which was partially offset by a decrease in selling price 3%.

ALUPREM volume increased in both the U.S. and European markets, while the decrease in selling price relates to a U.S. customer.  The selling price for this customer will continue to be below last year’s selling price for the balance of 2016.  The order pattern of our largest ALUPREM customers can vary significantly from quarter to quarter and does not necessarily follow a normal seasonal pattern.

HITOX sales decreased 24% for the three month period ended June 30, 2016, primarily due to a reduction in volume of 14%, a reduction in selling price of 8% and the impact of the change in the foreign currency exchange rates of 2% as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

For the six month period ended June 30, 2016, HITOX sales decreased 26%, primarily due to a reduction in volume of 16%, a reduction in selling price of 7% and the impact of the change in the foreign currency exchange rates of 3%.

The decrease in sales volume and selling price of HITOX are primarily due to the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  We expect this pressure to continue to affect both volume and pricing in our TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

BARTEX®/BARYPREM® sales decreased 7% and 5% during the three and six month periods ended June 30, 2016, respectively, primarily due to a decrease in volume.  The decrease in volume was primarily related to a reduction in orders from one of our large U.S. BARTEX customers.

HALTEX®/OPTILOAD® sales increased 6% and 12% for the three and six month periods ended June 30, 2016, respectively, primarily due to an increase in volume.  The increase in volume was primarily due to an increase in our customer base, as well as an increase in requirements for existing customers.

TIOPREM sales increased 18% for the three month period ended June 30, 2016, primarily due to an increase in volume of 40%, which was partially offset by a reduction in selling price 20% and the impact of the change in foreign currency of 2% as the Malaysian Ringgit weakened against the U.S. Dollar.

For the six month period ended June 30, 2016, Tioprem sales increased 7%, primarily due to an increase in volume of 25%, which was partially offset by a reduction in selling price 16% and the impact of the change in foreign currency of 2% as the Malaysian Ringgit weakened against the U.S. Dollar.

Synthetic Rutile (“SR”) – For the three and six month periods ended June 30, 2016, there were no sales of SR to third parties.  For the three and six month periods ended June 30, 2015, our collective SR sales revenue from third party customers was approximately $14,000.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Separately, in 2015, we made a strategic decision to take our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels over the next 12 months.

Other Product sales decreased 28% and 29% for the three and six month periods ended June 30, 2016, respectively, primarily due to a decrease in volume and selling price in the U.S. and Asia.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Below is a summary of net sales for our U.S. operation for the three and six month periods ended June 30, 2016 and 2015 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2016		2015		Variance		2016		2015		Variance
ALUPREM	$2,172	32%	$1,633	23%	$539	33%	$4,081	30%	$3,375	24%	$706	21%
HITOX	1,477	22%	2,168	30%	(691)	-32%	2,835	21%	4,320	30%	(1,485)	-34%
BARTEX	1,810	26%	1,960	28%	(150)	-8%	3,699	28%	3,958	28%	(259)	-7%
HALTEX/ OPTILOAD	1,103	16%	1,036	15%	67	6%	2,091	16%	1,866	13%	225	12%
TIOPREM	216	3%	171	2%	45	26%	432	3%	367	3%	65	18%
OTHER	100	1%	139	2%	(39)	-28%	231	2%	291	2%	(60)	-21%
Total	$6,878	100%	$7,107	100%	$(229)	-3%	$13,369	100%	$14,177	100%	$(808)	-6%

ALUPREM sales increased 33% for the three month period ended June 30, 2016, primarily related to an increase in volume of 46%, which was partially offset by a decrease in selling price of 13%.

For the six month period ended June 30, 2016, ALUPREM sales increased 21%, primarily due to an increase in volume of 35%, which was partially offset by a decrease in selling price of 14%.

The change in volume and selling price primarily relate to a significant U.S. customer.  While the order pattern of this customer can vary significantly from quarter to quarter, the selling price will continue to be below last year’s price for the balance of 2016.

HITOX sales decreased 32% for the three month period ended June 30, 2016, primarily due to reductions in volume and selling price of 24% and 8%, respectively.

For the six month period ended June 30, 2016, HITOX sales decreased 34%, primarily due to reductions in volume and selling price of 27% and 7%, respectively.

The decrease in sales volume and selling price of HITOX are primarily due to the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  We expect this pressure to continue to affect both volume and pricing in our TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

BARTEX sales decreased 8% and 7% for the three and six month periods ended June 30, 2016, respectively, primarily due to a decrease in volume, which was primarily related to a reduction in orders from one of our large U.S. BARTEX customers.

HALTEX/OPTILOAD sales increased 6% and 12% for the three and six month periods ended June 30, 2016, respectively, primarily due to an increase in volume.  The increase in volume was primarily due to an increase in our customer base, as well as an increase in requirements for existing customers.

TIOPREM sales for the three and six month periods ended June 30, 2016 increased 26% and 18%, respectively, primarily due to an increase in volume of 49% and 37%, respectively, which was offset by a reduction in selling price of 23% and 19%, respectively.

Other Product sales for the three and six month periods ended June 30, 2016 decreased 28% and 21%, respectively, due to a decrease in volume of 24% and 15%, respectively, and a decrease in selling price of 4% and 6%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operations

TPT manufactures and sells ALUPREM to third-party customers, as well as to our U.S. operations for distribution to our North American customers.  TPT purchases HITOX from our Asian operation and TIOPREM from our U.S. operation for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three and six month periods ended June 30, 2016 and 2015 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2016		2015		Variance		2016		2015		Variance
ALUPREM	$1,798	79%	$1,629	80%	$169	10%	$3,735	79%	$3,405	78%	$330	10%
BARYPREM	284	13%	295	14%	(11)	-4%	593	13%	581	13%	12	2%
HITOX	178	8%	137	6%	41	30%	358	8%	360	8%	(2)	-1%
TIOPREM	10	< 1%	(9)	0%	19	190%	19	< 1%	13	1%	6	46%
Total	$2,270	100%	$2,052	100%	$218	11%	$4,705	100%	$4,359	100%	$346	8%

ALUPREM sales in Europe increased 10% for the three month period ended June 30, 2016, primarily due to a change in product mix and sales volume of 6% and 2%, respectively, and the impact of the change in foreign currency which increased sales revenue 2% as the Euro strengthened against the U.S. Dollar.

For the six month period ended June 30, 2016, ALUPREM sales increased 10%, primarily due to a change in product mix and sales volume of 7% and 3%, respectively.

The increase in volume and change in product mix for European ALUPREM sales revenue is primarily related to an increase in demand by existing and new customers as well as an expansion in the diversity of our ALUPREM products.

BARYPREM sales in Europe decreased 4% for the three month period ended June 30, 2016 due to a decrease in volume of 5%, which was partially offset by the impact of the change in foreign currency which increased sales revenue 1% as the Euro strengthened against the U.S. Dollar.

For the six month period ended June 30, 2016, BAYPREM sales increased 2%, primarily due to an increase in volume of 3%, which was partially offset by a change in product mix of 1%.

HITOX sales in Europe increased 30% during the three month period ended June 30, 2016, primarily due to an increase in volume of 39% and the impact of the change in foreign currency which increased sales revenue 2% as the Euro strengthened against the U.S. Dollar, which were partially offset by a decrease in selling price of 11%.

For the six month period ended June 30, 2016, HITOX sales decreased 1%, primarily due to an increase in volume of 8%, which was partially offset by a decrease in selling price of 8% and the impact of the change in foreign currency which decreased sales revenue 1%.

The European HITOX sales continue to be impacted by the overall weakness in the global TiO2 market.

TIOPREM sales in Europe increased 190% and 46% during the three and six month periods ended June 30, 2016, respectively, due to an increase in volume.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

TMM manufactures and sells HITOX and TIOPREM to third-party customers, as well as to our U.S. and European operations.  The following table represents TMM’s sales (in thousands) for the three and six month periods ended June 30, 2016 and 2015 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2016		2015		Variance		2016		2015		Variance
HITOX	$697	99%	$771	96%	$(74)	-10%	$1,331	99%	$1,438	93%	$(107)	-7%
TIOPREM	5	1%	33	4%	(28)	-85%	17	1%	57	4%	(40)	-70%
SYNTHETIC RUTILE	-	0%	-	0%	-	0%	-	0%	14	1%	(14)	-100%
OTHER	-	0%	-	0%	-	0%	-	0%	33	2%	(33)	-100%
Total	$702	100%	$804	100%	$(102)	-13%	$1,348	100%	$1,542	100%	$(194)	-13%

HITOX sales in Asia decreased 10% for the three month period ended June 30, 2016, primarily due to a decrease in selling price and the impact of the change in foreign currency of 8% and 9%, respectively, which was partially offset by an increase in volume of 7%.

For the six month period ended June 30, 2016, HITOX sales decreased 7%, primarily due to a decrease in selling price and the impact of the change in foreign currency of 5% and 11%, respectively, which was partially offset by an increase in volume of 9%.

The HITOX market in Asia continues to decline due to the weakness in the TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.  We expect this pressure to continue to affect pricing in our TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

TIOPREM sales in Asia decreased 85% for the three month period ended June 30, 2016, primarily due to a decrease in volume and the impact of the change in foreign currency of 79% and 6%, respectively.

For the six month period ended June 30, 2016, TIOPREM sales decreased 70%, primarily due to a decrease in volume and the impact of the change in foreign currency of 60% and 10%, respectively.

Synthetic Rutile (“SR”) – For the three and six month periods ended June 30, 2016, there were no sales of SR to third parties.  For the three and six month periods ended June 30, 2015, our collective SR sales revenue from third-party customers was approximately $14,000.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Separately, in 2015, we made a strategic decision to take our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels over the next 12 months.

Other Product sales volume decreased 100% for the six month period ended June 30, 2016, due to a decrease in the sale of TMM’s by-products.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three and six month periods ended June 30, 2016 and 2015, in thousands.

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET SALES	$9,850	$9,963	$19,422	$20,078
Cost of sales	8,680	9,010	16,927	18,231
GROSS MARGIN	$1,170	$953	$2,495	$1,847
GROSS MARGIN %	11.9%	9.6%	12.8%	9.2%

For the three month period ended June 30, 2016, gross margin increased 2.3%, primarily due to higher production volume and improved efficiencies, primarily at TPT, which increased the gross margin 1.2%, and the elimination of idle plant costs related to the SR plant at TMM, which improved the gross margin 1.0%.

For the six month period ended June 30, 2016, gross margin increased 3.6%, primarily due to higher production volume and improved efficiencies, primarily at TPT, which increased the gross margin 1.5%, and the elimination of idle plant costs related to the SR plant at TMM, which improved the gross margin 1.5%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense increased 2% during the three month period ended June 30, 2016, primarily related to an increase in salaries and software license / maintenance fees of 3% each, which were partially offset by a decrease in selling expense of 3% and legal fees of 1%.

For the six month period ended June 30, 2016, SG&A expense decreased 9%, primarily related to a decrease in selling expense of 15%, which was partially offset by an increase of 4% in salaries and benefits and a 2% increase in travel expense.

Interest Expense:  Net interest expense decreased approximately $13,000 and $43,000 for the three and six month periods ended June 30, 2016, respectively, due to a decrease in our average long-term and short-term financing at each of our three segments.

Income Taxes: Income taxes consisted of federal income tax benefit of approximately $15,000, state income tax expense of approximately $1,000 and foreign tax benefit of approximately $38,000 for the three month period ended June 30, 2016, as compared to a federal tax benefit of approximately $214,000 and state tax expense of $2,000 and foreign tax expense of approximately $139,000 for the same three month period in 2015.

For the six month period ended June 30, 2016, income taxes consisted of federal income tax benefit of approximately $94,000, state income tax expense of approximately $3,000 and foreign tax expense of approximately $114,000, as compared to a federal tax benefit of approximately $269,000 and foreign tax expense of approximately $115,000 for the same six month period in 2015.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Long-term Debt – Financial Institutions

A schedule of our long-term debt to financial institutions as of June 30, 2016 and December 31, 2015 is included in Note 2 to the consolidated financial statements on page 8.

Our current maturities of long-term debt, as well as other current maturities, will be paid with current cash and cash generated from operations.

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On May 15, 2013, the Company and the Lender entered into the Second Amendment to the credit agreement which reduced the minimum interest rate floor from 5.5% to 4.5%.  On May 15, 2015, the Company and the Lender entered into the Fifth Amendment to the credit agreement which extended the Line from October 15, 2015 to October 15, 2016.

On June 23, 2016, the Company and the Lender amended and restated the credit agreement (the “Agreement”).  Under the terms of the Agreement, the Lender extended the maturity date on the Line from October 15, 2016 to October 15, 2017.  In addition, the Company requested that the Lender reduce the Line from $2,000,000 to $1,000,000.  Under the terms of the Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.  The Company was in compliance with all covenants at June 30, 2016.

Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At June 30, 2016, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short-term banking facility (the “Amended Agreement”) with Rabobank.  Under the terms of the Amended Agreement, the line of credit was reduced from €1,100,000 to €500,000 ($1,219,000 to $554,000 at June 30, 2016) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%, which was 2.9% at June 30, 2016.  No funds were outstanding on the TPT line of credit at June 30, 2016.

Asian Operations

On August 24, 2015, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  TMM is currently negotiating with HSBC to extend the maturity date to June 30, 2017. The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($126,000 at June 30, 2016); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,638,000 at June 30, 2016); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,261,000 at June 30, 2016).  At June 30, 2016, the outstanding balance on the ECR was RM 2,488,000 ($627,000 at June 30, 2016) at a current interest rate of 4.675%.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2017.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($252,000 at June 30, 2016); (2) an ECR of RM 7,300,000 ($1,841,000 at June 30, 2016); (3) a bank guarantee of RM 1,200,000 ($303,000 at June 30, 2016); and (4) a foreign exchange contract limit of RM 25,000,000 ($6,305,000 at June 30, 2016).  At June 30, 2016, no funds were outstanding on the RHB facility.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

Cash and cash equivalents increased $2,568,000 from December 31, 2015 to June 30, 2016.  Operating activities provided $3,261,000, financing activities provided $94,000 and the effect of the exchange rates fluctuations increased cash of $3,000; and we used $790,000 in investing activities during the six months ended June 30, 2016.

	(Unaudited)
	Six Months Ended June 30,
(In thousands)	2016	2015
Net cash provided by (used in)
Operating activities	$3,261	$2,255
Investing activities	(790)	(3,104)
Financing activities	94	(752)
Effect of exchange rate fluctuations	3	(165)
Net increase (decrease) in cash and cash equivalents	$2,568	$(1,766)

Operating Activities

Below are the major changes in working capital affecting cash provided by operating activities during the six month period ended June 30, 2016.

  Trade Accounts Receivable:  Accounts receivable used cash of $976,000 during the first six months of 2016.  The increase in accounts receivable is primarily related to the timing of sales between the fourth quarter of 2015 and the second quarter of 2016, primarily at the U.S. operation.  Accounts receivable increased $890,000 at the U.S. operation, $71,000 at TPT and $15,000 at TMM.

  Inventories: Inventories provided cash of $3,295,000 during the first six months of 2016.  Inventories at the U.S. operation decreased $1,866,000, primarily related to a decrease in raw materials.  TMM’s inventory decreased approximately $1,638,000, primarily related to a decrease in raw materials and work in progress.  TPT’s inventory increased approximately $209,000, primarily related to an increase in raw materials and finished goods.

  Other Current Assets:  Other current assets used cash of $23,000 during the first six months of 2016.  Current assets at the U.S. operation increased $49,000.  TMM’s current assets increased $103,000, primarily related to the timing of insurance premiums.  TPT’s current assets decreased $129,000, primarily due to timing of a VAT tax refund and a reduction in equipment deposits, which were partially offset by an increase related to the timing of insurance premiums.

  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses used cash of $325,000 during the first six months of 2016.  Accounts payable and accrued expenses at the U.S. operation increased $114,000.  At TPT and TMM, accounts payable and accrued expenses decreased $288,000 and $151,000, respectively, primarily related to the timing of purchases.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $790,000 in investing activities during the first six months of 2016 related to equipment purchases and plant expansion at our U.S. and European locations.  Net investments are as follows:

  Property, Plant and Equipment

    U.S. Operation:  We invested approximately $175,000 during the first six months of 2016 for new production equipment designed to improve production yield and efficiency.

    European Operation:  We invested approximately $615,000 during the first six months of 2016 for new equipment and plant expansion to increase the production capacity of ALUPREM.

Financing Activities

Financing activities provided cash of $94,000 during the six month period ended June 30, 2016.  Significant factors relating to financing activities include the following:

  Lines of Credit

    U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during the six month period ended June 30, 2016.

    European Operation:  Borrowings on TPT’s line of credit were not utilized during the six month period ended June 30, 2016.

    Asian Operation:  Borrowings on TMM’s line of credit decreased $194,000 during the six month period ended June 30, 2016.

  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR decreased $573,000 during the six month period ended June 30, 2016.

  Long-term Debt:

    European Operation:  TPT’s long-term debt decreased $337,000 for the six month period ended June 30, 2016.

    Asian Operation:  TMM’s long-term debt decreased $200,000 for the six month period ended June 30, 2016.

  Issuance of Common Stock:  We received $1,398,000 from the issuance of 527,681 shares of common stock related to the exercise of detachable warrants, with an exercise price of $2.65.  The warrants were issued in May 2009 with our six percent (6%) convertible subordinated debentures and matured May 4, 2016.

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

Part II – Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

As reported in the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016, on April 29, 2016, three holders, two of whom are directors of the Company and another who is a greater than 5% shareholder, exercised 377,360 warrants which were issued in August 2009.  In addition, several other holders exercised 128,304 warrants.  Upon exercise and receipt of the aggregate exercise price of $1,340,010, the Company will issue 505,664 shares of common stock to the investors.

Prior to maturity on May 4, 2016, two other holders exercised 22,017 warrants with an aggregate exercise price of $53,345, which increased the total shares of common stock to be issued to 527,681 at an aggregate exercise price of $1,398,355,  The Company will use the proceeds for working capital purposes.

No underwriters were involved in the foregoing sale of securities and there were no expenses related to the issuance.  The common stock to be issued upon exercise of the warrants was issued in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, based on the private sale of securities.  The sale of the common stock issued upon exercise of these warrants was registered with the Securities and Exchange Commission (the “SEC”) on Form S-3 (Registration No. 333-175054), filed with the SEC on June 30, 2011.

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

TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 4, 2016	/s/ OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	August 4, 2016	/s/ BARBARA RUSSELL Barbara Russell Chief Financial Officer