Form 10-Q
period 2016-09-30
TOR MINERALS INTERNATIONAL INC
filed 2016-11-03
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016 OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐			No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $1.25 par value			Shares Outstanding as of October 26, 2016 3,541,703

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

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET SALES	$10,036	$8,988	$29,458	$29,066
Cost of sales	8,452	7,877	25,379	26,108
GROSS MARGIN	1,584	1,111	4,079	2,958
Technical services, research and development	56	44	146	143
Selling, general and administrative expenses	1,068	943	2,972	3,034
Loss on disposal of assets	4	38	3	38
OPERATING INCOME (LOSS)	456	86	958	(257)
OTHER INCOME (EXPENSE):
Interest expense, net	(43)	(37)	(140)	(177)
Gain (loss) on foreign currency exchange rate	20	(157)	(59)	(134)
Other, net	-	9	28	18
Total Other Expense	(23)	(185)	(171)	(293)
INCOME (LOSS) BEFORE INCOME TAX	433	(99)	787	(550)
Income tax expense (benefit)	142	22	165	(132)
NET INCOME (LOSS)	$291	$(121)	$622	$(418)

Earnings (loss) per common share:
Basic	$0.08	$(0.04)	$0.19	$(0.14)
Diluted	$0.08	$(0.04)	$0.18	$(0.14)
Weighted average common shares outstanding:
Basic	3,542	3,014	3,319	3,014
Diluted	3,550	3,014	3,398	3,014

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$291	$(121)	$622	$(418)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment (loss) gain	(110)	(1,662)	456	(3,161)
Other comprehensive (loss) income, net of tax	(110)	(1,662)	456	(3,161)
COMPREHENSIVE INCOME (LOSS)	$181	$(1,783)	$1,078	$(3,579)

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,082	$813
Trade accounts receivable, net	4,606	3,534
Inventories, net	13,153	13,988
Other current assets	906	878
Total current assets	21,747	19,213
PROPERTY, PLANT AND EQUIPMENT, net	16,837	17,472
DEFERRED TAX ASSET, foreign	8	19
OTHER ASSETS	4	4
Total Assets	$38,596	$36,708

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,404	$2,432
Accrued expenses	1,461	1,007
Notes payable under lines of credit	80	179
Export credit refinancing facility	726	1,108
Current maturities of long-term debt – financial institutions	1,288	1,485
Total current liabilities	5,959	6,211
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	3,084	3,479
DEFERRED TAX LIABILITY, domestic	192	262
Total liabilities	9,235	9,952
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,542 shares issued and outstanding at September 30, 2016 and 3,014 at December 31, 2015	4,428	3,767
Additional paid-in capital	30,502	29,636
Accumulated deficit	(4,643)	(5,265)
Accumulated other comprehensive loss	(926)	(1,382)
Total shareholders' equity	29,361	26,756
Total Liabilities and Shareholders' Equity	$38,596	$36,708

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$622	$(418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,916	2,123
Loss on disposal of assets	3	38
Stock-based compensation	130	104
Deferred income tax benefit	(61)	(178)
Provision for (Recovery of) bad debts	(237)	23
Changes in working capital:
Trade accounts receivables	(751)	302
Inventories	1,105	3,568
Other current assets	(5)	(414)
Accounts payable and accrued expenses	341	(1,431)
Net cash provided by operating activities	3,063	3,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(894)	(4,174)
Restricted Cash	-	(1,561)
Net cash used in investing activities	(894)	(5,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	85	2,663
Payments on lines of credit	(191)	(2,567)
Proceeds from export credit refinancing facility	1,853	3,420
Payments on export credit refinancing facility	(2,280)	(4,619)
Proceeds from long-term bank debt	-	3,740
Payments on long-term bank debt	(765)	(735)
Proceeds from the issuance of common stock through exercise of warrants	1,398	-
Net cash provided by financing activities	100	1,902
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	-	(453)
Net increase (decrease) in cash and cash equivalents	2,269	(569)
Cash and cash equivalents at beginning of period	813	2,657
Cash and cash equivalents at end of period	$3,082	$2,088

Supplemental cash flow disclosures:
Interest paid	$113	$112
Income taxes paid	$73	$349

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, BV (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”).  All significant intercompany transactions have been eliminated.  All adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the condensed consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.  Operating results for the nine month period ended September 30, 2016, are not necessarily indicative of the results for the year ending December 31, 2016.

Income Taxes

The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal income tax expense of approximately $23,000, state income tax expense of approximately $1,000 and foreign tax expense of approximately $118,000 for the three month period ended September 30, 2016, as compared to a federal tax expense of approximately $237,000, state tax expense of approximately $5,000 and foreign tax benefit of approximately $220,000 for the same three month period in 2015.

For the nine month period ended September 30, 2016, income taxes consisted of federal income tax benefit of approximately $71,000, state income tax expense of approximately $4,000 and foreign tax expense of approximately $232,000, as compared to a federal tax benefit of approximately $31,000, state tax expense of approximately $5,000 and foreign tax benefit of approximately $106,000 for the same nine month period in 2015.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2013 through December 31, 2015.  Our state tax return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2011 through December 31, 2015.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2011.

As of January 1, 2016, we did not have any unrecognized tax benefits and there was no change during the nine month period ended September 30, 2016.  In addition, we did not recognize any interest and penalties in our financial statements during the three and nine month periods ended September 30, 2016.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of September 30, 2016 and December 31, 2015, in thousands:

	September 30, 2016	December 31, 2015
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at September 30, 2016, due July 1, 2029, secured by TPT's land and buildings. (Balance in Euro at September 30, 2016, €202)	$227	$235
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at September 30, 2016, due January 31, 2030, secured by TPT's land and buildings. (Balance in Euro at September 30, 2016, €229)	257	264
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.0% per annum, due December 31, 2025, is secured by TPT's land and buildings. (Balance in Euro at September 30, 2016, €925)	1,039	1,087
Variable rate Euro term note payable to a Netherlands bank, with a EURIBOR interest rate plus bank margin of 2.3% per annum, due December 31, 2020, is secured by substantially all of TPT's assets. (Balance in Euro at September 30, 2016, €1,997)	2,244	2,554
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, which was 5.2% at September 30, 2016, due October 25, 2018, secured by TMM's property, plant and equipment. (Balance in Ringgit at September 30, 2016, RM 2,500)	605	756
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate 2% above the bank base lending rate, secured by TMM's property, plant and equipment. Paid in full at maturity, March 31, 2016.	-	68
Total	4,372	4,964
Less current maturities	1,288	1,485
Total long-term debt - financial institutions	$3,084	$3,479

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

On June 23, 2016, the Company and the Lender amended and restated the credit agreement (the “Agreement”).  Under the terms of the Agreement, the Lender extended the maturity date on the Line from October 15, 2016 to October 15, 2017.  In addition, the Company requested that the Lender reduce the Line from $2,000,000 to $1,000,000.  Under the terms of the Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.  The Company was in compliance with all covenants at September 30, 2016.

Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At September 30, 2016, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short-term banking facility (the “Amended Agreement”) with Rabobank.  Under the terms of the Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,236,000 to $562,000 at September 30, 2016) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%, which was 2.9% at September 30, 2016.  No funds were outstanding on the TPT line of credit at September 30, 2016.

Asian Operations

On August 24, 2015, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  TMM is currently negotiating with HSBC to extend the maturity date to June 30, 2017. The HSBC facility includes the following in RM:  (1) overdraft line of credit of RM 500,000 ($121,000 at September 30, 2016); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,533,000 at September 30, 2016); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,211,000 at September 30, 2016).  At September 30, 2016, the outstanding balance on the ECR was RM 3,000,000 ($726,000 at September 30, 2016) at a current interest rate of 5.0%; and the outstanding balance on the overdraft line of credit was RM 330,000 ($80,000 at September 30, 2016) at a current interest rate of 7.85%.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2017.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($242,000 at September 30, 2016); (2) an ECR of RM 7,300,000 ($1,768,000 at September 30, 2016); (3) a bank guarantee of RM 1,200,000 ($291,000 at September 30, 2016); and (4) a foreign exchange contract limit of RM 25,000,000 ($6,054,000 at September 30, 2016).  At September 30, 2016, no funds were outstanding on the RHB facility.

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

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of September 30, 2016 and December 31, 2015.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at September 30, 2016 or at December 31, 2015.  The fair value of our financial instruments as of September 30, 2016, was zero.

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

	September 30, 2016		December 31, 2015
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$4,372	$3,937	$4,964	$4,438

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short-term nature of these instruments; accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 4.	Inventories

Following is a summary of inventory at September 30, 2016 and December 31, 2015, in thousands:

	September 30,	December 31,
	2016	2015
Raw materials	$7,139	$6,310
Work in progress	1,843	4,168
Finished goods	3,825	3,552
Supplies	775	784
Total Inventories	13,582	14,814
Inventory reserve	(429)	(826)
Net Inventories	$13,153	$13,988

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net Income (Loss) - basic and diluted	$291	$(121)	$622	$(418)

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	3,542	3,014	3,319	3,014
Effect of dilutive securities:
Employee stock options	8	-	3	-
Warrants	-	-	76	-
Dilutive potential common shares	8	-	79	-
Denominator for diluted earnings (loss) per share - weighted-average shares and assumed conversions	3,550	3,014	3,398	3,014
Basic earnings (loss) per common share	$0.08	$(0.04)	$0.19	$(0.14)
Diluted earnings (loss) per common share	$0.08	$(0.04)	$0.18	$(0.14)

For the three and nine month periods ended September 30, 2016, approximately 130,000 employee stock options were excluded from the calculation of diluted earnings per share as the exercise price was greater than the market price of the common shares and, therefore, the effect would be anti-dilutive.

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

Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which includes an inter-company profit margin.  The segment income (loss), included in the table below, from each location is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consist primarily of ALUPREM®, Synthetic Rutile, HITOX® and TIOPREM®.

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

For the three months ended:
September 30, 2016
Net Sales:
Customer sales	$7,227	$2,249	$560	$-	$10,036
Intercompany sales	34	2,051	1,353	(3,438)	-
Total Net Sales	$7,261	$4,300	$1,913	$(3,438)	$10,036

Segment income (loss)	$9	$325	$(22)	$(21)	$291

September 30, 2015
Net Sales:
Customer sales	$6,308	$2,059	$621	$-	$8,988
Intercompany sales	33	1,418	789	(2,240)	-
Total Net Sales	$6,341	$3,477	$1,410	$(2,240)	$8,988

Segment income (loss)	$(229)	$138	$(210)	$180	$(121)

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 6.	Segment Information (continued)

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

For the nine months ended:
September 30, 2016
Net Sales:
Customer sales	$20,596	$6,954	$1,908	$-	$29,458
Intercompany sales	87	5,336	3,672	(9,095)	-
Total Net Sales	$20,683	$12,290	$5,580	$(9,095)	$29,458

Segment income (loss)	$(269)	$892	$24	$(25)	$622
As of September 30, 2016
Segments assets	$17,819	$14,478	$6,299	$-	$38,596
For the nine months ended:
September 30, 2015
Net Sales:
Customer sales	$20,485	$6,418	$2,163	$-	$29,066
Intercompany sales	37	3,456	4,343	(7,836)	-
Total Net Sales	$20,522	$9,874	$6,506	$(7,836)	$29,066

Segment income (loss)	$(327)	$152	$(356)	$113	$(418)
As of September 30, 2015
Segment assets	$17,026	$13,769	$12,676	$-	$43,471

Note 7.	Stock Options and Equity Compensation Plan

For the three and nine month periods ended September 30, 2016, the Company recorded stock-based employee compensation expense of $45,000 and $130,000, respectively, as compared to $29,000 and $104,000 for the same three and nine month periods of 2015, respectively.  This compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company granted 49,000 and 6,000 stock options during the nine month periods ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, there was approximately $180,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of approximately one year.

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

At September 30, 2016, we marked these contracts to market resulting in a zero balance to be included on the consolidated balance sheets as the outstanding contracts were perfectly hedged.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments, and their location in our consolidated balance sheets at September 30, 2016 and December 31, 2015, in thousands:

Liability Derivatives
Derivative Instrument	Location	September 30, 2016	December 31, 2015
Foreign Currency Exchange Contracts	Accrued Expenses	$-	$6

For the three and nine month periods ended September 30, 2016, we recognized a gain on these contracts of $4,000 and $6,000, respectively, as compared to a net loss of $51,000 and $72,000 for the three and nine month periods ended September 30, 2015, respectively.  The gain (loss) on our foreign currency contracts is located under “Gain (loss) on foreign currency exchange rate” on our condensed consolidated statements of operations.

The following table summarizes, in thousands, the impact of the Company’s derivatives on the consolidated financial statements of operations for the three and nine month periods ended September 30, 2016 and 2015:

		Amount of Gain (Loss) Recognized in Operations
Derivative	Location of Gain (Loss) on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Instrument	2016	2015	2016	2015
Foreign Currency Exchange Contracts	Gain (loss) on foreign currency exchange rate	$4	$(51)	$6	$(72)

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below are our results for the three and nine months ended September 30, 2016 and 2015.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET SALES	$10,036	$8,988	$29,458	$29,066
Cost of sales	8,452	7,877	25,379	26,108
GROSS MARGIN	1,584	1,111	4,079	2,958
Technical services, research and development	56	44	146	143
Selling, general and administrative expenses	1,068	943	2,972	3,034
Gain on disposal of assets	4	38	3	38
OPERATING INCOME (LOSS)	456	86	958	(257)
OTHER INCOME (EXPENSE):
Interest expense, net	(43)	(37)	(140)	(177)
Gain (loss) on foreign currency exchange rate	20	(157)	(59)	(134)
Other, net	-	9	28	18
INCOME (LOSS) BEFORE INCOME TAX	433	(99)	787	(550)
Income tax expense (benefit)	142	22	165	(132)
NET INCOME (LOSS)	$291	$(121)	$622	$(418)

Earnings (loss) per common share:
Basic	$0.08	$(0.04)	$0.19	$(0.14)
Diluted	$0.08	$(0.04)	$0.18	$(0.14)

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

Net Sales:  Consolidated net sales increased approximately 12% and 1% for the three and nine month periods ended September 30, 2016, respectively, as compared to the same three and nine month periods of 2015.  The increase was primarily due to a decrease in selling price and the impact of the change in foreign currency exchange rates as both the Euro and the Malaysian Ringgit weakened against the U.S. Dollar.

Below is a summary of our consolidated products sales for the three and nine month periods ended September 30, 2016 and 2015 (in thousands).

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2016		2015		Variance		2016		2015		Variance
ALUPREM	$4,529	45%	$3,457	39%	$1,072	31%	$12,345	42%	$10,237	35%	$2,108	21%
HITOX	1,860	19%	2,357	26%	(497)	-21%	6,384	22%	8,475	29%	(2,091)	-25%
BARTEX/ BARYPREM	2,174	22%	2,018	23%	156	8%	6,466	22%	6,557	23%	(91)	-1%
HALTEX/ OPTILOAD	1,276	13%	848	9%	428	50%	3,367	11%	2,714	9%	653	24%
TIOPREM	135	1%	116	1%	19	16%	603	2%	553	2%	50	9%
SYNTHETIC RUTILE	-	0%	-	0%	-	0%	-	0%	14	<1%	(14)	-100%
OTHER	62	<1%	192	2%	(130)	-68%	293	1%	516	2%	(223)	-43%
Total	$10,036	100%	$8,988	100%	$1,048	12%	$29,458	100%	$29,066	100%	$392	1%

ALUPREM sales increased 31% for the three month period ended September 30, 2016, primarily related to an increase in volume of 35%, which was partially offset by a decrease in selling price of 4%.

For the nine month period ended September 30, 2016, ALUPREM sales increased 21%, primarily due to an increase in volume of 24%, which was partially offset by a decrease in selling price 3%.

ALUPREM volume increased as a result of an increase in our customer base as well as an increase in orders from existing customers in both the U.S. and European markets, while the decrease in selling price relates to a U.S. customer.  The selling price for this customer will continue to be below last year’s selling price for the balance of 2016.  The order pattern of our largest ALUPREM customers can vary significantly from quarter to quarter and does not necessarily follow a normal seasonal pattern.

HITOX sales decreased 21% for the three month period ended September 30, 2016, primarily due to a reduction in volume of 11% and a 10% reduction in selling price.

For the nine month period ended September 30, 2016, HITOX sales decreased 25%, primarily due to a reduction in volume of 15%, a reduction of 8% in selling price and the impact of the change in the foreign currency exchange rates of 2% as the Malaysian Ringgit weakened against the U.S. Dollar.

The decrease in sales volume and selling price of HITOX are primarily due to the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  We expect this pressure to continue to affect both volume and pricing of our global TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

BARTEX®/BARYPREM® sales increased 8% for the three month period ended September 30, 2016, primarily due to increases in volume and product mix of 6% and 2%, respectively, primarily related to orders from both new and existing customers.

For the nine month period ended September 30, 2016, BARTEX/BARYPREM sales decreased 1%, primarily due to a decrease in volume of 2%, which was partially offset by a shift in product mix of 1%.  The decrease in volume was primarily related to a reduction in orders from one of our large U.S. BARTEX customers, which was partially offset by an increase in volume at our European operation.

HALTEX®/OPTILOAD® sales increased 50% and 24% for the three and nine month periods ended September 30, 2016, respectively, primarily due to an increase in volume of 61% and 27%, respectively, which was offset by a shift in product mix of 11% and 3%, respectively.  The increase in volume was primarily due to an increase in our customer base, as well as an increase in requirements for existing customers.

TIOPREM sales increased 16% for the three month period ended September 30, 2016, primarily due to an increase in volume of 52%, which was partially offset by a shift in product mix of 36%.  The increase in volume was primarily related to the timing of existing customers’ inventory requirements.

For the nine month period ended September 30, 2016, TIOPREM sales increased 9%, primarily due to an increase in volume of 31%, which was partially offset by a reduction in selling price 21% and the impact of the change in foreign currency of 1% as the Malaysian Ringgit weakened against the U.S. Dollar.

Synthetic Rutile (“SR”) – For the three and nine month periods ended September 30, 2016, there were no sales of SR to third parties.  For the three and nine month periods ended September 30, 2015, our collective SR sales revenue from third-party customers was approximately $14,000.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Separately, in 2015, we made a strategic decision to take our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels over the next 12 months.

Other Product sales decreased 68% and 43% for the three and nine month periods ended September 30, 2016, respectively, primarily due to a decrease in volume and selling price in the U.S. and Asia.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Below is a summary of net sales for our U.S. operation for the three and nine month periods ended September 30, 2016 and 2015 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2016		2015		Variance		2016		2015		Variance
ALUPREM	$2,809	39%	$1,827	29%	$982	54%	$6,890	34%	$5,202	26%	$1,688	32%
HITOX	1,124	15%	1,563	25%	(439)	-28%	3,959	19%	5,883	29%	(1,924)	-33%
BARTEX	1,848	26%	1,778	28%	70	4%	5,547	27%	5,736	28%	(189)	-3%
HALTEX/ OPTILOAD	1,276	18%	848	13%	428	50%	3,367	16%	2,714	13%	653	24%
TIOPREM	108	1%	100	2%	8	8%	540	3%	467	2%	73	16%
OTHER	62	1%	192	3%	(130)	-68%	293	1%	483	2%	(190)	-39%
Total	$7,227	100%	$6,308	100%	$919	15%	$20,596	100%	$20,485	100%	$111	1%

ALUPREM sales increased 54% for the three month period ended September 30, 2016, primarily related to an increase in volume of 61%, which was partially offset by a decrease in selling price of 7%.

For the nine month period ended September 30, 2016, ALUPREM sales increased 32%, primarily due to an increase in volume of 44%, which was partially offset by a decrease in selling price of 12%.

The change in volume and selling price primarily relate to a significant U.S. customer.  While the order pattern of this customer can vary significantly from quarter to quarter, the selling price will continue to be below last year’s price for the balance of 2016.

HITOX sales decreased 28% for the three month period ended September 30, 2016, primarily due to reductions in volume and selling price of 19% and 9%, respectively.

For the nine month period ended September 30, 2016, HITOX sales decreased 33%, primarily due to reductions in volume and selling price of 25% and 8%, respectively.

The decrease in sales volume and selling price of HITOX are primarily due to the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  We expect this pressure to continue to affect both volume and pricing of our global TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

BARTEX sales increased 4% for the three month period ended September 30, 2016, primarily due to increases in volume and product mix of 2% and 2%, respectively.

For the nine month period ended September 30, 2016, BARTEX sales decreased 3%, primarily due to a decrease in volume of 4%, which was partially offset by a shift in product mix of 1%.  The decrease in volume was primarily related to a reduction in orders from one of our large U.S. BARTEX customers, which was partially offset by an increase in volume at our European operation.

HALTEX/OPTILOAD sales increased 50% and 24% for the three and nine month periods ended September 30, 2016, respectively, primarily due to an increase in volume of 61% and 27%, respectively, which was offset by a shift in product mix of 11% and 3%, respectively.  The increase in volume was primarily due to an increase in our customer base, as well as an increase in requirements for existing customers.

TIOPREM sales for the three and nine month periods ended September 30, 2016 increased 8% and 16%, respectively, primarily due to an increase in volume of 50% and 40%, respectively, which was offset by a shift in product mix of 42% and 24%, respectively.

Other Product sales for the three and nine month periods ended September 30, 2016 decreased 68% and 39%, respectively, due to a decrease in volume of 63% and 35%, respectively, and a decrease in selling price of 5% and 4%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operations

TPT manufactures and sells ALUPREM to third-party customers, as well as to our U.S. operations for distribution to our North American customers.  TPT purchases HITOX from our Asian operation and TIOPREM from our U.S. operation for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three and nine month periods ended September 30, 2016 and 2015 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2016		2015		Variance		2016		2015		Variance
ALUPREM	$1,720	76%	$1,630	79%	$90	6%	$5,455	79%	$5,035	78%	$420	8%
BARYPREM	326	15%	240	12%	86	36%	919	13%	821	13%	98	12%
HITOX	203	9%	173	8%	30	17%	561	8%	533	8%	28	5%
TIOPREM	-	0%	16	1%	(16)	-100%	19	< 1%	29	1%	(10)	-34%
Total	$2,249	100%	$2,059	100%	$190	9%	$6,954	100%	$6,418	100%	$536	8%

ALUPREM sales in Europe increased 6% for the three month period ended September 30, 2016, primarily due to an increase in sales volume of 7%, which was partially offset by a change in product mix of 1%.

For the nine month period ended September 30, 2016, ALUPREM sales increased 8%, primarily due to changes in product mix and sales volume of 4% and 4%, respectively.

The increase in volume and change in product mix for European ALUPREM sales revenue is primarily related to an increase in demand by existing and new customers as well as an expansion in the diversity of our ALUPREM products.

BARYPREM sales in Europe increased 36% for the three month period ended September 30, 2016 due to an increase in volume of 35% and the impact of the change in foreign currency which increased sales revenue 1% as the Euro strengthened against the U.S. Dollar.

For the nine month period ended September 30, 2016, BAYPREM sales increased 12%, primarily due to an increase in volume of 13%, which was partially offset by a change in product mix of 1%.

HITOX sales in Europe increased 17% during the three month period ended September 30, 2016, primarily due to an increase in volume of 23%, which was partially offset by a decrease in selling price of 6%.

For the nine month period ended September 30, 2016, HITOX sales increased 5%, primarily due to an increase in volume of 13%, which was partially offset by a decrease in selling price of 7% and the impact of the change in foreign currency which decreased sales revenue 1%.

The European HITOX sales continue to be impacted by the overall weakness in the global TiO2 market.

TIOPREM sales decreased 100% for the three month period ended September 30, 2016, due to a decrease in volume primarily related to the timing of orders from existing customers.

For the nine month period ended September 30, 2016, TIOPREM sales decreased 34%, primarily due to decreases in volume and selling price of 19% and 15%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

TMM manufactures and sells HITOX and TIOPREM to third-party customers, as well as to our U.S. and European operations.  The following table represents TMM’s sales (in thousands) for the three and nine month periods ended September 30, 2016 and 2015 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2016		2015		Variance		2016		2015		Variance
HITOX	$533	95%	$621	100%	$(88)	-14%	$1,864	98%	$2,059	95%	$(195)	-9%
TIOPREM	27	5%	-	0%	27	100%	44	2%	57	3%	(13)	-23%
SYNTHETIC RUTILE	-	0%	-	0%	-	0%	-	0%	14	<1%	(14)	-100%
OTHER	-	0%	-	0%	-	0%	-	0%	33	2%	(33)	-100%
Total	$560	100%	$621	100%	$(61)	-10%	$1,908	100%	$2,163	100%	$(255)	-12%

HITOX sales in Asia decreased 14% for the three month period ended September 30, 2016, primarily due to a decrease in selling price of 15%, which was partially offset by an increase in volume of 1%.

For the nine month period ended September 30, 2016, HITOX sales decreased 9%, primarily due to a decrease in selling price and the impact of the change in foreign currency of 9% and 8%, respectively, which was partially offset by an increase in volume of 8%.

The HITOX market in Asia continues to decline due to the weakness in the TiO2 market, as well as the entry into the TiO2 market by producers of white TiO2 in China.  We expect this pressure to continue to affect pricing of our global TiO2 product sales for the balance of the year, and we expect conditions in the TiO2 market to remain difficult for the next several years.

TIOPREM sales in Asia increased for the three month period ended September 30, 2016, due to an increase in volume.

For the nine month period ended September 30, 2016, TIOPREM sales decreased 23%, primarily due to a decrease in volume and the impact of the change in foreign currency of 12% and 11%, respectively.

Synthetic Rutile (“SR”) – For the three and nine month periods ended September 30, 2016, there were no sales of SR to third parties.  For the three and nine month periods ended September 30, 2015, our collective SR sales revenue from third-party customers was approximately $14,000.  While producers of white TiO2 in China have contributed to the overall weakness in the global TiO2 market, we typically only produce SR for our own internal consumption.  Separately, in 2015, we made a strategic decision to take our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect cost savings as well as a reduction in our SR inventory levels over the next 12 months.

Other Product sales volume decreased 100% for the nine month period ended September 30, 2016, due to a decrease in the sale of TMM’s by-products.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three and nine month periods ended September 30, 2016 and 2015, in thousands.

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET SALES	$10,036	$8,988	$29,458	$29,066
Cost of sales	8,452	7,877	25,379	26,108
GROSS MARGIN	$1,584	$1,111	$4,079	$2,958
GROSS MARGIN %	16%	12%	14%	10%

For each of the three and nine month periods ended September 30, 2016, gross margin increased approximately 4% as compared to the same three and nine month period of 2015, primarily due to higher production volume and improved efficiencies, primarily at TPT, which increased the gross margin approximately 2%, and the elimination of idle plant costs related to the SR plant at TMM improved the gross margin approximately 2%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense increased approximately 13% during the three month period ended September 30, 2016, primarily related to increases in professional fees, sales expense and salaries of approximately 5%, 4% and 3%, respectively.

For the nine month period ended September 30, 2016, SG&A expense decreased approximately 2%, primarily related to a decrease in selling expense of approximately 8%, which was partially offset by increases in salaries and professional fees of approximately 4% and 2%, respectively.

Interest Expense:  Net interest expense increased approximately $6,000 for the three month period ended September 30, 2016, primarily due to an increase in our average long-term financing at our European Operation, and decreased $37,000 for the nine month period ended September 30, 2016 due to a decrease in our average long-term and short-term financing at the U.S. and Asian operations, which was partially offset by an increase at the European operation.

Income Taxes: Income taxes consisted of federal income tax expense of approximately $23,000, state income tax expense of approximately $1,000 and foreign tax expense of approximately $118,000 for the three month period ended September 30, 2016, as compared to a federal tax expense of approximately $237,000, state tax expense of approximately $5,000 and foreign tax benefit of approximately $220,000 for the same three month period in 2015.

For the nine month period ended September 30, 2016, income taxes consisted of federal income tax benefit of approximately $71,000, state income tax expense of approximately $4,000 and foreign tax expense of approximately $232,000, as compared to a federal tax benefit of approximately $31,000, state tax expense of approximately $5,000 and foreign tax benefit of approximately $106,000 for the same nine month period in 2015.

The increase in income tax expense for the three and nine month periods ended September 30, 2016, relates to an increase in taxable income for the three and nine month periods of 2016.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Long-term Debt – Financial Institutions

A schedule of our long-term debt to financial institutions as of September 30, 2016 and December 31, 2015 is included in Note 2 to the condensed consolidated financial statements on page 8.

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

On June 23, 2016, the Company and the Lender amended and restated the credit agreement (the “Agreement”).  Under the terms of the Agreement, the Lender extended the maturity date on the Line from October 15, 2016 to October 15, 2017.  In addition, the Company requested that the Lender reduce the Line from $2,000,000 to $1,000,000.  Under the terms of the Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.  The Company was in compliance with all covenants at September 30, 2016.

Under the terms of the Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum point above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At September 30, 2016, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short-term banking facility (the “Amended Agreement”) with Rabobank.  Under the terms of the Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,236,000 to $562,000 at September 30, 2016) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%, which was 2.9% at September 30, 2016.  No funds were outstanding on the TPT line of credit at September 30, 2016.

Asian Operations

On August 24, 2015, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  TMM is currently negotiating with HSBC to extend the maturity date to June 30, 2017. The HSBC facility includes the following in RM:  (1) overdraft line of credit of RM 500,000 ($121,000 at September 30, 2016); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,533,000 at September 30, 2016); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,211,000 at September 30, 2016).  At September 30, 2016, the outstanding balance on the ECR was RM 3,000,000 ($726,000 at September 30, 2016) at a current interest rate of 5.0%; and the outstanding balance on the overdraft line of credit was RM 330,000 ($80,000 at September 30, 2016) at a current interest rate of 7.85%.

On August 15, 2014, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from March 24, 2014 to April 1, 2015.  TMM is currently negotiating with RHB to extend the maturity date to April 21, 2017.  The RHB facility includes the following:  (1) an overdraft line of credit up to RM 1,000,000 ($242,000 at September 30, 2016); (2) an ECR of RM 7,300,000 ($1,768,000 at September 30, 2016); (3) a bank guarantee of RM 1,200,000 ($291,000 at September 30, 2016); and (4) a foreign exchange contract limit of RM 25,000,000 ($6,054,000 at September 30, 2016).  At September 30, 2016, no funds were outstanding on the RHB facility.

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

Cash and Cash Equivalents

Cash and cash equivalents increased $2,269,000 from December 31, 2015 to September 30, 2016.  Operating activities provided $3,063,000 and financing activities provided $100,000; and we used $894,000 in investing activities during the nine months ended September 30, 2016.

	(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2016	2015
Net cash provided by (used in)
Operating activities	$3,063	$3,717
Investing activities	(894)	(5,735)
Financing activities	100	1,902
Effect of exchange rate fluctuations	-	(453)
Net increase (decrease) in cash and cash equivalents	$2,269	$(569)

Operating Activities

Below are the major changes in working capital affecting cash provided by operating activities during the nine month period ended September 30, 2016.

  Trade Accounts Receivable:  Accounts receivable used cash of $751,000 during the first nine months of 2016.  The increase in accounts receivable is primarily related to the timing of sales between the fourth quarter of 2015 and the third quarter of 2016, primarily at the U.S. operation.  Accounts receivable increased $704,000 and $53,000 at the U.S. operation and at TPT, respectively, and decreased $6,000 at TMM.

  Inventories: Inventories provided cash of $1,105,000 during the first nine months of 2016.  Inventories at the U.S. operation decreased $355,000, primarily related to a decrease in raw materials.  TMM’s inventory decreased approximately $1,482,000, primarily related to a decrease in raw materials and work in progress.  TPT’s inventory increased approximately $732,000, primarily related to an increase in raw materials.

  Other Current Assets:  Other current assets used cash of $5,000 during the first nine months of 2016.  Current assets at the U.S. operation increased $37,000.  TMM’s current assets increased $84,000, primarily related to the timing of insurance premiums.  TPT’s current assets decreased $116,000, primarily due to timing of a VAT tax refund and a reduction in equipment deposits, which were partially offset by an increase related to the timing of insurance premiums.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses provided cash of $341,000 during the first nine months of 2016.  Accounts payable and accrued expenses at the U.S. operation and at TPT increased $335,000 and $50,000, respectively, primarily related to the purchase of raw materials.  At TMM, accounts payable and accrued expenses decreased $44,000, primarily related to the timing of purchases.

Investing Activities

We used cash of $894,000 in investing activities during the first nine months of 2016 related to equipment purchases and plant expansion at our U.S. and European locations.  Net investments are as follows:

  Property, Plant and Equipment

    U.S. Operation:  We invested approximately $251,000 during the first nine months of 2016 for new production equipment designed to improve production yield and efficiency.|

    European Operation:  We invested approximately $638,000 during the first nine months of 2016 for new equipment and plant expansion to increase the production capacity of ALUPREM.

    Asian Operation:  We invested approximately $5,000 during the first nine months of 2016 for new computer equipment.

Financing Activities

Financing activities provided cash of $100,000 during the nine month period ended September 30, 2016.  Significant factors relating to financing activities include the following:

  Lines of Credit

    U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during the nine month period ended September 30, 2016.

    European Operation:  Borrowings on TPT’s line of credit were not utilized during the nine month period ended September 30, 2016.

    Asian Operation:  Borrowings on TMM’s line of credit decreased $106,000 during the nine month period ended September 30, 2016.

  Export Credit Refinancing Facility (ECR):  TMM’s borrowing on the ECR decreased $427,000 during the nine month period ended September 30, 2016.

  Long-term Debt:

    European Operation:  TPT’s long-term debt decreased $512,000 for the nine month period ended September 30, 2016.

    Asian Operation:  TMM’s long-term debt decreased $253,000 for the nine month period ended September 30, 2016.

  Issuance of Common Stock:  We received approximately $1,398,000 from the issuance of 527,681 shares of common stock related to the exercise of detachable warrants, with an exercise price of $2.65.  The warrants were issued in May 2009 with our six percent (6%) convertible subordinated debentures and matured May 4, 2016.

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

As reported in the Company’s filing on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016, on April 29, 2016, three holders, two of whom are directors of the Company and another who is a greater than 5% shareholder, exercised 377,360 warrants which were issued in August 2009.  In addition, several other holders exercised 128,304 warrants.  Upon exercise and receipt of the aggregate exercise price of $1,340,010, the Company issued 505,664 shares of common stock to the investors.

Prior to maturity on May 4, 2016, two other holders exercised 22,017 warrants with an aggregate exercise price of $53,345, which increased the total shares of common stock issued to 527,681 at an aggregate exercise price of $1,398,355.  The Company used the proceeds for working capital purposes.

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

TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 3, 2016	OLAF KARASCH Olaf Karasch President and Chief Executive Officer

Date:	November 3, 2016	BARBARA RUSSELL Barbara Russell Chief Financial Officer