Form 10-K
period 2016-12-31
TOR MINERALS INTERNATIONAL INC
filed 2017-03-09
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock, the Registrant’s only common equity, held by non-affiliates of the registrant (based upon the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2016) was approximately $6,601,000.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2017, there were 3,541,703 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Company’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TOR MINERALS INTERNATIONAL, INC.
Annual Report on Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements about the business, financial condition and prospects of TOR Minerals International, Inc. (the “Company”).  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in exchange rates, changes in the cost of energy, fluctuations in market price for titanium dioxide (“TiO2”) pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filing with the Securities and Exchange Commission, including those set forth in this report under Item 1A. Risk Factors.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “foresees,” “intends,” “may,” “likely,” “could,” “should” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

PART I

Item 1.	Business

General

TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) is a global producer of high performance, specialty mineral products focused on product innovation and technical support.  Our specialty mineral products, which include flame retardant and smoke suppressant fillers, engineered fillers, and titanium dioxide (“TiO2”) color hybrid pigments, are designed for use in plastics, coatings, paints and catalysts applications, as well as a wide range of other industrial applications.

We were organized as a subsidiary of the Benilite Corporation of America (“Benilite”) in 1973.  In 1980, the subsidiary was spun off to its shareholders.  In December 1988, the Company became a publicly owned company after completing a public offering of 1.38 million shares of its common stock.  Our stock trades on Nasdaq under the ticker symbol TORM.

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

United States (“U.S.”) Operations

Our U.S. manufacturing plant, located in Corpus Christi, Texas, is situated on the north side of the Corpus Christi Ship Channel and has its own dock frontage at the plant.  We also utilize the Bulk Terminal, operated by the Port of Corpus Christi Authority (the “Port”), to discharge bulk shipments of barite from cargo vessels directly into trucks for delivery to our plant.  The site has its own railhead and easy access to major highways linking it to the rest of the United States and to Mexico.  Our products, HITOX®, BARTEX®, HALTEX®, OPTILOAD® and TIOPREM®, are all produced at this location.

Asian Operations

We acquired our Asian operation, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), in 2000.  Located in Ipoh, Perak, Malaysia, close to the port of Lumut, TMM produces HITOX and TIOPREM which are sold primarily in Asia and Europe.  The sales team and the quality assurance laboratory for Asia are located at the offices in Ipoh.

In 2015, we made a strategic decision to take our Synthetic Rutile (“SR”) production capacity out of service.  SR is a precursor material used in the production of HITOX and TIOPREM.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we have reduced the cost of our SR and reduced our inventory levels during 2016.

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

HITOX

HITOX (high grade  TiO2) is a high quality, cost-effective, beige colored titanium dioxide pigment produced at both our U.S. and Asian operations. In products which require opacity and color, HITOX can reduce the amount of expensive organic and inorganic pigments as well as white TiO2. HITOX is used in a broad range of paint and coatings and plastics applications including architectural, coil backers, powder, container, wood, traffic, paper, primers, adhesive and sealants, roof coatings and PVC.

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

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases ATH from various suppliers in Europe.  The average prices for ATH remained stable in 2016.

BARTEX / BARYPREM:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce our BARTEX and BARYPREM product lines.  The average price for this grade of barites remained stable in 2016.  The availability of finer grade barites in China are declining, which could lead to higher prices in the future.

HALTEX / OPTILOAD:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from one of four suppliers located in the U.S.  The average price for the Bayer grade aluminum hydroxide remained stable in 2016, however, the U.S. supply is expected to decrease in the coming year which could have a negative impact on our pricing structure.

HITOX / TIOPREM:  Historically, SR, the primary raw material used in the production of our HITOX and TIOPREM, was manufactured at TMM.  However, during the later part of 2014 and 2015, we secured two alternate sources of SR and discontinued manufacturing our own SR.  As a result of this strategic move, the average price of SR was reduced in 2016 and we anticipate the cost to remain stable throughout the next year.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Electricity is the predominant source of energy at each of our three operations and we also utilize natural gas as a source of energy at our U.S. and European operations.  At our plant in Corpus Christi, the average price of electricity decreased approximately 12% and the average price of natural gas decreased 6% in 2016.  At our plant in The Netherlands, the average price of electricity was flat and the average price of natural gas decreased 11%; and, at TMM, the average price for electricity remained flat in 2016.

Research and Development / Technical Services

Our expenditures for research and development and technical services were approximately $200,000 in 2016.  We conduct our research and technical service primarily at our facilities in Corpus Christi and The Netherlands, and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

Marketing and Customers

Sales and Marketing Department Organization

TOR’s sales efforts are managed out of Corpus Christi, Texas, by our Executive Vice President.  We have sales offices at our U.S., Asian and European operations.  Area and product managers report to the Executive Vice President and assist with customer, agent and distributor relations.

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

Customers

Our end-use customers include companies in the paints, coatings and plastics, as well as other, industries.  For the year ended December 31, 2016 and 2015, one of our customers represented 24% and 18%, respectively, of our total consolidated sales.

Geographic Distribution

We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  For the years ended December 31, 2016 and 2015, Germany represented 22% and 23%, respectively, of our foreign sales and Italy represented 10% of our 2016 foreign sales.  Sales to external customers are attributed to geographic area based on the country of distribution.

A summary of the Company’s sales by geographic area is presented below:

(In thousands)	2016		2015
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$23,836	62%	$21,798	58%
Canada, Mexico & South/Central America	2,608	7%	3,894	10%
Pacific Rim	2,417	6%	2,906	10%
Europe, Africa & Middle East	9,595	25%	8,461	22%
Total Sales	$38,456	100%	$37,059	100%

Competition

We experience competition with respect to each of our products.  In order to maintain and grow sales volumes, we must rely on our ability to innovate, to add value, as well as to manufacture and distribute products at competitive prices.  We believe that quality, delivery on schedule and price are the principal competitive factors.  Due to the nature and the size of our company as compared to others in the industry, we are not price leaders, but are price followers.  While we generally attempt to increase prices to offset cost increases, these actions tend to lag the cost increases.

Our competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products.   More recently we have faced competition from a large number of smaller Chinese suppliers.  A number of these competitors are owned and operated by large diversified corporations.  Many of these competitors, such as Kronos, Inc., the Chemours Company and J.M. Huber, have substantially greater financial and other resources, and their share of industry sales is substantially larger than ours.

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

TMM's SR plant is required to be licensed by the Malaysian Atomic Energy Licensing Board ("AELB") as the ilmenite previously used by the plant’s SR production is derived from tin tailings and may contain small amounts of monazite and hafnium, which are radioactive rare earth compounds.  The monitoring is done in-house by TMM personnel and results are reported to the AELB as required.  TMM is also currently in compliance with various other licensing and permitting requirements.

TPT operates an alumina processing plant in Hattem, The Netherlands, and is governed by rules promulgated by both The Netherlands and the European Community.  We believe that the Hattem plant is in compliance with all applicable environmental and safety regulations.

Backlog

We normally manufacture our pigment products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our pigment products in order to permit us to fill orders promptly after receipt.  As of March 9, 2017, we did not have a significant backlog of customer orders.

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

Patents and Trademarks

We currently hold no patents on the processes for manufacturing any of our products.  Seven of TOR’s products, HITOX (4/30/2025), ALUPREM (7/29/2023), HALTEX (7/28/2019), BARTEX (2/24/2027), TIOPREM (8/5/2018), OPTILOAD (10/27/2019), and BARYPREM (8/31/2026), are marketed under names which have been registered with the United States Patent and Trademark Office.  Expiration dates are shown in parenthetical phrases following each product in the preceding sentence.  Trademarks are also registered in certain foreign countries.

Employees

As of December 31, 2016, our U.S. operations had 45 full-time employees, our European operation had 47 employees, and our Asian operation had 35 employees, of which 9 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all of our employees are good.

Available Information

TOR’s internet website address is www.torminerals.com.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

In addition, we have significant operations and financial relationships based in Europe. Sales originating in Europe accounted for approximately 24% of our consolidated sales revenue in 2016. Adverse conditions in the European economy may negatively impact our overall financial results due to reduced economic growth and resulting decreased end-use customer demand.

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

TMM has loan agreements with banks in Malaysia that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  At December 31, 2016, our Malaysian debt consisted of $206,000 under the short-term credit facilities and $502,000 under the term loans.

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

Our financial results are substantially dependent upon overall economic conditions in the United States, the EU and Asia.  Declining economic conditions or negative perceptions about economic conditions in any or all of these locations could result in a substantial decrease in demand for our products and could adversely affect our business.

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

Our customers typically have multiple suppliers from which to choose. If we are unwilling or unable to provide products at competitive prices, and if other factors, such as product performance and value-added services, do not provide an offsetting competitive advantage, customers may reduce, discontinue, or decide not to purchase our products. If we could not secure alternate customers for lost business, our sales and earnings performance could be adversely affected.

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

We purchase large amounts of raw materials and energy for our manufacturing operations.  The cost of these raw materials and energy, in the aggregate, represent a substantial portion of our operating expenses.  The costs of raw materials and energy generally follow price trends of, and vary with the market conditions, for crude oil and natural gas, which may be highly volatile and cyclical.  Moreover, the fluctuation of the U.S. Dollar to other currencies adds to the volatility in raw material costs.  There have been, and will likely continue to be, periods of time when we are unable to pass raw material and energy cost increases on to our customers quickly enough to avoid adverse impacts on our results of operations.  Our results of operations have been in the past, and could be in the future, significantly affected by increases and volatility in these costs.  Cost increases also may increase working capital needs, which could reduce our liquidity and cash flow.  In addition, when raw material and energy costs increase rapidly and are passed along to customers as product price increases, the credit risks associated with certain customers can be compounded.  To the extent we increase our product sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption and use substitute products, which may have an adverse impact on our results of operations.

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

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for approximately 45% of our consolidated sales revenues in 2016.  As a result, a decrease in sales volume of any one of our top 10 customers could have a material impact on our business, operating results, and financial condition.  For the year ended December 31, 2016, one customer represented approximately 24% of our total consolidated sales and the loss of this customer could have a material impact on our business, operating results and financial condition.

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

In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”), we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results may differ from previously estimated amounts under different conditions and assumptions.

Our competitors are established companies that have greater experience than us in a number of crucial areas, including manufacturing and distribution.

There is intense competition with respect to each of our products.  In order to maintain sales volume, we must consistently deliver high quality products on schedule at competitive prices.  Our competitors range from large corporations with full lines of production capabilities and products, such as Kronos, Inc., the Chemours Company and J. M. Huber, to small local firms specializing in one or two products and, more recently, we have faced competition from a large number of smaller Chinese suppliers.  The established companies have significantly greater experience than us in manufacturing and distributing products and have considerably more resources and market share than we do.  We may have difficulty competing with these companies.

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

A person who is able to circumvent the Company’s security measures could misappropriate the Company’s or its customers’ and suppliers’ proprietary information, cause interruption in its operations, damage its computers or those of its users, or otherwise damage its reputation and business. Any compromise of security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and/or a loss of confidence in its security measures, which could harm its business.

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

United States Operations

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM.  During 2016, the Corpus Christi plant operated at approximately 67% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, 13 acres leased from the Port and approximately two acres of which we own.  The lease payment is subject to "equalization valuation" every five years.  The equalization valuation is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  The last equalization valuation was July 2012 at which time the annual lease increased from approximately $54,000 to $95,000.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

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

European Operations

Our European Operation, TPT, is located in Hattem, The Netherlands, near the major shipping port of Rotterdam.  TPT operated at approximately 77% of capacity in 2016.  In 2016, TPT completed the first phase of an expansion project to increase capacity and diversify its production capabilities.  The factory site, which the Company owns, consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building, and a 10,000 square foot warehouse with a loading dock.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – European Operations”).

Asian Operations

Our Asian Operation, TMM, manufactures HITOX and TIOPREM in our plant in Ipoh, Malaysia, and is close in proximity to the Port of Lumut.  The plant site has 38 acres of land that TMM has a right to use through 2074.  The TMM plant operated at approximately 67% of capacity in 2016.

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

Item 3.	Legal Proceedings

As of the date of this Report, we are involved in a legal proceeding which is ordinary and routine litigation to our business.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our Common Stock trades on the NASDAQ Capital Market under the symbol “TORM”.  The table below sets forth the high and low sales prices for our Common Stock for the periods indicated, according to NASDAQ.  On February 28, 2017, the closing trading price of our Common Stock was $6.90 and 5,959 shares were traded.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2016	High	$4.510	$4.800	$6.140	$6.200
	Low	3.410	3.475	4.350	5.100
2015	High	$7.470	$6.960	$6.100	$5.254
	Low	5.880	5.950	5.084	4.510

No cash dividends have ever been paid on our Common Stock.  We currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of shareholders of record of TOR’s Common Stock as of February 28, 2017 was 48.

Indemnification of Directors and Officers

The Company maintains a “Directors and Officers” insurance policy under which the directors and officers of the Company are indemnified against liability, which he/she may incur in his/her capacity as such.

Issuer Purchases of Equity Securities

The Company has no reportable purchases of equity securities.

Item 6.	Selected Financial Data

As we are classified by the Securities and Exchange Commission as a smaller reporting company, Item 6, Selected Financial Data is not applicable.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

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

Approximately 38% of our 2016 sales are outside of the United States.  Of these sales, approximately 64% are in currencies other than the U.S. Dollar, primarily Euro based.

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

We manage our business in three geographical segments – United States, European and Asia (See Note 6 to our consolidated financial statements).  The accounting policies of the segments are the same as those described in the Summary of Significant Policies (See Note 1 to our consolidated financial statements).  Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which include an inter-company profit margin.  The segment profit (loss), included in Note 6, from each location is reflective of these inter-company prices, as is inventory at the segment location prior to elimination adjustments.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in segment inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker (“CODM”).  Our CODM regularly reviews financial information about our segments in order to allocate resources and evaluate performance.  Our CODM assesses segment performance based on segment sales and segment net income (loss) before depreciation and amortization, interest expense, income taxes, and other items which management does not believe reflect the underlying performance of the segment.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

Below are our results for the years ended December 31, 2016 and 2015.

(In thousands)	Years Ended December 31,
	2016	2015
NET SALES	$38,456	$37,059
Cost of sales	33,361	35,183
GROSS MARGIN	5,095	1,876
Technical services and research and development	199	178
Selling, general and administrative expenses	4,154	4,481
Loss on disposal of assets	2	-
Loss on impairment of assets	-	2,950
OPERATING INCOME (LOSS)	740	(5,733)
OTHER INCOME (EXPENSE):
Interest expense, net	(177)	(208)
Loss on foreign currency exchange rate	(50)	(137)
Other income, net	38	24
Total Other Expense	(189)	(321)
INCOME (LOSS) BEFORE INCOME TAX	551	(6,054)
Income tax expense	107	310
NET INCOME (LOSS)	$444	$(6,364)

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

In the past several years, we have become a leading provider of ultra-white and high-purity fire retardant fillers across Europe.  In addition, we have introduced new specialty aluminas for applications outside of the plastics markets.  We are currently working with several new and existing customers to develop new applications for our specialty hydrated alumina products.  As a result, our 2016 ALUPREM sales in Europe increased 9%, of which 6% related to an increase in volume.

As is the case with many of our competitors, we faced strong headwinds in the TiO2 pigment market and experienced decreased volumes in our HITOX and TIOPREM products.  We have experienced year-over-year negative pricing and volume comparisons.  The decrease in sales volume reflects the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  While there have been signs of the market gaining strength, we expect conditions in the TiO2 market to remain difficult for the next several years.

As a result, we made a strategic decision in 2015 to take a portion of TMM’s SR production capacity out of service, and during 2015 we supplemented our existing SR inventory with SR produced by alternate sources.  After careful evaluation throughout 2015, we determined that it was more cost effective to continue purchasing SR from alternate sources than to resume production at TMM.  Therefore, during the fourth quarter of 2015, we incurred a loss of approximately $2,950,000 associated with the remaining SR assets, which are included in the 2015 Consolidated Statement of Operations under “Loss on impairment of assets”.  This decision resulted in cost savings at TMM, as well as a reduction in our SR costs and a reduction in our inventory levels in 2016.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

Despite the current TiO2 market trends, we anticipate that the continued growth in our specialty mineral products will partially offset the difficult conditions we face in our HITOX and TIOPREM product lines.

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

Net Sales:  Consolidated net sales for 2016 increased 4% as compared with 2015, primarily due to an increase in volume of 9%, which was partially offset by a decrease in selling price of 5%.

Below is a summary of our consolidated products sales for 2016 and 2015 (in thousands):

Product	2016		2015		Variance
ALUPREM	$16,802	44%	$13,319	36%	$3,483	26%
HITOX	8,006	21%	10,392	28%	(2,386)	-23%
BARTEX / BARYPREM	8,217	21%	8,417	23%	(200)	-2%
HALTEX / OPTILOAD	4,364	11%	3,462	9%	902	26%
TIOPREM	742	2%	718	2%	24	3%
SR	-	0%	14	<1%	(14)	-100%
OTHER	325	1%	737	2%	(412)	-56%
Total	$38,456	100%	$37,059	100%	$1,397	4%

ALUPREM sales increased 26% worldwide in 2016, primarily due to an increase in volume of 30%, which was partially offset by a decrease in selling price 4%.  The increase in volume was experienced in both the U.S. and the European markets.  The U.S. increase was primarily related to a change in order patterns of a large U.S. customer and the increase in European sales primarily related to the introduction of new specialty aluminas for new and existing customers..

HITOX sales decreased 23% in 2016, primarily due to a decrease in volume, selling price and the impact of fluctuation in the foreign currency of 13%, 9% and 1%, respectively.  The decrease in sales volume of HITOX was primarily due to the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  While there have been signs of the market gaining strength, we expect conditions in the TiO2 market to remain difficult for the next several years.

BARTEX/BARYPREM sales decreased approximately 2% in 2016, primarily due a reduction in volume of 4% for BARTEX, which is sold primarily in the U.S. market.  The decrease in BARTEX was partially offset by an increase in volume of BARYPREM, which is sold in the European market.

HALTEX/OPTILOAD sales increased approximately 26% in 2016, primarily due to an increase in volume of 31%, which was partially offset by a shift in product mix of 5%.  The increase in volume was primarily related to an increase in the customer base.

TIOPREM sales increased 3% in 2016, primarily due to an increase in volume of 33%, which was partially offset by a decrease in  selling price of 30%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

SR – There were no sales of SR to third parties during 2016 as compared to approximately $14,000 in 2015.  Historically, we have only sold SR to third parties during favorable market conditions and we have typically only produced SR for our own internal consumption.  To reduce production costs and inventory levels,  we made a strategic decision in 2015 to take our SR production capacity out of service.  As a result, we are supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move at the end of 2015, we recognized cost saving in 2016 as well as a reduction in our SR inventory level.  We expect to continue to see cost savings as well as a reduction in our SR inventory levels over the next 12 months.

Other Product sales decreased 56%, primarily due to the sale of a by-product at TMM during 2015 which decreased as a result of the reduction in SR production in 2016, as well as a reduction in other product sales at the U.S. operation.

United States Operations

Below is a summary of net sales for our U.S. operation for 2016 and 2015 (in thousands).  All inter-company sales have been eliminated.

Product	2016		2015		Variance
ALUPREM	$9,393	35%	$6,536	26%	$2,857	44%
HITOX	4,935	19%	7,157	28%	(2,222)	-31%
BARTEX	6,985	26%	7,291	28%	(306)	-4%
HALTEX / OPTILOAD	4,364	16%	3,462	14%	902	26%
TIOPREM	676	3%	614	2%	62	10%
OTHER	325	1%	586	2%	(261)	-45%
Total	$26,678	100%	$25,646	100%	$1,032	4%

ALUPREM sales in the United States increased 44% in 2016, due to an increase in volume of 55%, which was partially offset by a decrease in selling price of 11%, primarily related to an increase in orders from a large U.S. customer.

HITOX sales in the United States decreased 31% during 2016, due to a decrease in volume and selling price of 22% and 9%, respectively.  The decrease in sales volume of HITOX was primarily due to the continued weakness in the global TiO2 market, as well as aggressive pricing pressure from producers of white TiO2 in China.  We expect conditions in the TiO2 market to remain difficult for the next several years.

BARTEX sales in the United States decreased 4% in 2016, primarily due to a decrease in volume.

HALTEX/OPTILOAD sales in the United States increased 26% in 2016, primarily due to an increase in volume of 31% which was partially offset by a shift in product mix of 5%.  The increase in volume was primarily related to an increase in the customer base.

TIOPREM sales in the United States increased 10% in 2016, primarily due to an increase in volume of 36%, which was partially offset by a decrease in selling price of 26%.

Other Product sales in the United States decreased 45% in 2016, primarily due to a decrease in volume and selling price of 40% and 5%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

European Operations

TPT manufactures and sells ALUPREM to third party customers, as well as to our U.S. operations for distribution to our North American customers.  TPT purchases HITOX from our Asian operation and TIOPREM from our U.S. operation for distribution in Europe.  The following table represents TPT’s sales (in thousands) for 2016 and 2015 to third party customers.  All inter-company sales have been eliminated.

Product	2016		2015		Variance
ALUPREM	$7,409	80%	$6,783	79%	$626	9%
BARYPREM	1,232	13%	1,126	13%	106	9%
HITOX	650	7%	672	8%	(22)	-3%
TIOPREM	22	<1%	38	<1%	(16)	-42%
Total	$9,313	100%	$8,619	100%	$694	8%

ALUPREM sales in Europe increased 9% in 2016, primarily due to an increase in volume and product mix of 6% and 3%, respectively. The increase in ALUPREM is primarily related to the introduction of new specialty aluminas for new and existing customers.

BARYPREM sales in Europe increased 9% in 2016, primarily due to an increase in volume related to new and existing customers.

HITOX sales in Europe decreased 3% in 2016, primarily related to a decrease in selling price of 12%, which was partially offset by an increase in volume 9%.

TIOPREM sales in Europe decreased 42% in 2016, primarily due to a decrease in selling price of 124%, which was partially offset by an increase in volume of 82%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

Asian Operations

TMM manufactures and sells HITOX and TIOPREM to third party customers, as well as to our U.S. and European operations.  The following table represents TMM’s sales (in thousands) for 2016 and 2015 to third party customers.  All inter-company sales have been eliminated.

Product	2016		2015		Variance
HITOX	$2,421	98%	$2,563	92%	$(142)	-6%
TIOPREM	44	2%	66	2%	(22)	-33%
SR	-	0%	14	<1%	(14)	-100%
OTHER	-	0%	151	6%	(151)	-100%
Total	$2,465	100%	$2,794	100%	$(329)	-12%

HITOX sales in Asia decreased 6% in 2016, due to a decrease in selling price of 10% and the impact of fluctuation in foreign currency as the Malaysian Ringgit weakened against the U.S. Dollar by 6%, which were partially offset by an increase in volume of 10%. The decrease in selling price of HITOX was primarily due to aggressive pricing pressure from producers of white TiO2 in China.  While there have been signs of the market gaining strength, we expect conditions in the TiO2 market in Asia to remain difficult for the next several years

TIOPREM sales in Asia decreased 33% in 2016 due to a decrease in volume and selling price of 26% and 2%, respectively, and the negative impact of fluctuation in the foreign currency of 5%.

SR – There were no sales of SR to third parties during 2016 as compared to approximately $14,000 in 2015.  Historically, we have only sold SR to third parties during favorable market conditions and we have typically only produced SR for our own internal consumption.  In 2015, we made a strategic decision to take our SR production capacity out of service.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we expect to continue to see cost savings as well as a reduction in our SR inventory levels over the next 12 months.

Other Product sales in Asia decreased 100%, primarily due to the sale of a by-product at TMM during 2015 which decreased as a result of the reduction in SR production in 2016.

.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the years ended December 31, 2016 and 2015.

(Dollars in thousands)	Years Ended December 31,
	2016	2015
NET SALES	$38,456	$37,059
Cost of sales	33,361	35,183
GROSS MARGIN	$5,095	$1,876
GROSS MARGIN %	13%	5%

Gross margin increased by 8% in 2016 primarily due to our decision to shut down our SR plant at the end of 2015, which increased gross margin by approximately 9%, of which approximately 6% related to the 2015 inventory impairment, approximately 2% related to a reduction in idle plant time and approximately 1% in lower indirect costs.  A reduction in costs associate with improved efficiencies at TPT increased gross margin by approximately 4%.  Partially offsetting the improvements in gross margin was a reduction in selling price which decreased gross margin by 5%.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses (“SG&A”) decreased 7% in 2016 primarily due to collection on a customer account deemed uncollectable in 2015, which reduced 2016 SG&A by 12%.  This decrease was partially offset by an increase sales expense of 3% and an increase in salaries and benefits of 2%.

Interest Expense:  Interest expense decreased 15% in 2016 due to a reduction in the average short-term and long-term debt.

Income Taxes:  We recorded an income tax expense of approximately $107,000 in 2016.  The 2016 income tax expense was primarily related to recognition of tax expense at TPT which was partially offset by income tax benefit in the U.S. and at TMM.  The following table represents the components of our income tax expense (benefit):

	Components of Income Tax Expense (Benefit)
	Years Ended December 31,
	2016			2015
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$(140)	$(140)	$-	$(318)	$(318)
State	4	-	4	5	-	5
Foreign	247	(4)	243	(73)	696	623
Total Income Tax Expense (Benefit)	$251	$(144)	$107	$(68)	$378	$310

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents increased $2,903,000 from December 31, 2015 to December 31, 2016.  Operating activities provided $4,832,000.  We used cash of $1,201,000 in investing activities and invested $96,000 through non-cash investing activities.  Financing activities used cash of $561,000.  The effect of the exchange rate fluctuations accounted for a decrease in cash of $167,000.

	Years Ended December 31,
(In thousands)	2016	2015
Net cash provided by (used in)
Operating activities	$4,832	$3,499
Investing activities	(1,201)	(5,644)
Financing activities	(561)	864
Effect of exchange rate fluctuations	(167)	(563)
Net increase (decrease) in cash and cash equivalents	$2,903	$(1,844)

Non-cash investing activities:
Capital expenditures financed through accounts payable and accrued expenses	$96	$355

Operating Activities

Below are the major changes in working capital affecting cash provided by operating activities during the year ended December 31, 2016.

➢     Trade Accounts Receivable:  Trade accounts receivable provided cash of $182,000 from the end of 2015 to the end of 2016.  Accounts receivable decreased $206,000 and $59,000 at the U.S. operation and TMM, respectively, primarily due to a decrease in fourth quarter sales as compared to the same period of 2015.  Accounts receivable at TPT increased $83,000, primarily due to an increase in days outstanding.

➢     Inventories: Inventories provided cash of $1,937,000 from the end of 2015 to the end of 2016 due to a reduction in inventory at the Company’s U.S. and Asian operating segments.  Inventories at the U.S. operation decreased $491,000 and at TMM decreased $1,945,000, primarily related to a reduction in raw materials which was partially offset by an increase in finished goods.  Inventory at the European operation, TPT, increased $499,000 primarily related to raw materials and finished goods.  Over the next 12 month period, we plan to continue decreasing our inventory levels, primarily at TMM, to approximately a three to six month level of both finished goods and raw materials.

➢     Other Current Assets:  Other current assets provided cash of $114,000 during the year ended December 31, 2016, primarily related to refundable VAT tax paid on equipment at TPT which was partially offset by an increase related to the timing of insurance premiums.

➢     Accounts Payable and Accrued Expenses:  Accounts payable and accrued expenses used cash of $197,000 from the end of 2015 to the end of 2016.  Accounts payable and accrued expenses at the U.S. operation and at TMM decreased $128,000 and $90,000, respectively, primarily related to the purchase of raw materials.  At TPT, accounts payable and accrued expenses increased $21,000, primarily related to the timing of purchases.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

Investing Activities

We used cash of $1,201,000 in investing activities during the year ended December 31, 2016 and $5,644,000 during the year ended December 31, 2015.  Net investments for each of our three segments are as follows:

➢     U.S. Operation:  We invested approximately $460,000 in 2016 for new production equipment designed to improve production yield and efficiency.

➢     European Operation:  We invested $736,000 at TPT during 2016 for new equipment to increase the production capacity and efficiency of ALUPREM.

➢     Asian Operation:  We invested $5,000 in 2016 at TMM primarily related to capital maintenance.

As noted in our “ – Critical Accounting Policies – Property, Plant and Equipment”, we expense routine maintenance and repair costs to operations as incurred and major improvements extending the asset lives are capitalized.

Financing Activities

We used cash of $561,000 in financing activities during the year ended December 31, 2016.  Financing activities provided $864,000 during the year ended December 31, 2015.  Significant factors relating to financing activities include the following:

➢     Lines of Credit

➢     U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during 2016 or 2015.

➢     European Operation:  Borrowings on TPT’s line of credit were not utilized by the Company during the year ended December 31, 2016 and decreased $530,000 for the year ended December 31, 2015.

➢     Asian Operation:  Borrowings on TMM’s line of credit decreased $172,000 for the year ended December 31, 2016 and decreased $241,000 for the year ended December 31, 2015.

➢     Export Credit Refinancing (“ECR”) – TMM’s borrowing on the ECR decreased $855,000 for the year ended December 31, 2016.  For the year ended December 31, 2015, TMM’s borrowing on the ECR decreased $974,000.

➢     Long-term Debt

➢     U.S. Operation:  Our U.S. operation did not utilize long-term debt during the year ended December 31, 2016 and decreased $486,000 for the year ended December 31, 2015.

➢     European Operation:  TPT’s long-term debt decreased $643,000 for the year ended December 31, 2016 and increased $3,599,000 for the year ended December 31, 2015.

➢     Asian Operation:  TMM’s long-term debt decreased $288,000 for the year ended December 31, 2016 and decreased $504,000 for the year ended December 31, 2015.

➢     Issuance of Common Stock:  We received approximately $1,397,000 from the issuance of 527,681 shares of common stock related to the exercise of detachable warrants, with an exercise price of $2.65.  The warrants were issued in May 2009 with our six percent (6%) convertible subordinated debentures and matured May 4, 2016.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

Liquidity

Long-term Debt – Financial Institutions

A schedule of our long-term debt to financial institutions as of December 31, 2016 and 2015 is included in Note 2 to the consolidated financial statements on page F-12.

Our current maturities of long-term debt, as well as other current maturities, will be paid with current cash and cash generated from operations.

United States Operations

U.S. Credit Agreement and Term Loan

On December 31, 2010, the Company’s U.S. operation entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”).  The Agreement consisted of a $2 million term loan and a $1 million line of credit, which was later increased to $2 million.  The term loan, which was scheduled to mature on January 1, 2016, was paid in full on November 4, 2015.

European Operations

On July 7, 2004, TPT entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of €485,000 ($510,000 at 12/31/2016), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the First Mortgage, the interest was adjusted to a fixed rate of 3.85%, effective August 1, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 ($342,000 at 12/31/2016) of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000 ($168,000 at 12/31/2016), was used for the expansion of TPT’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616 ($1,700 at 12/31/2016).  The loan balance at December 31, 2016 was €196,000 ($206,000 at 12/31/2016).  The First Mortgage is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT’s existing production facility.  The Second Mortgage, in the amount of €470,000 ($495,000 at 12/31/2016), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the Second Mortgage, the interest was adjusted to a fixed rate of 3.3%, effective January 3, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566 ($1,648 at 12/31/2016).  The Second Mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2016 was €223,000 ($234,000 at 12/31/2016).

On July 13, 2015, TPT entered into a third mortgage loan (the “Third Mortgage”) with Rabobank to fund the completion of its plant expansion.  The Third Mortgage, in the amount of €1,000,000 ($1,052,000 at 12/31/2016), will be repaid over 10 years and the interest rate, currently fixed at 3%, is to be adjusted every five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal payments of €8,333 ($8,769) commenced on January 31, 2016 and will continue through December 31, 2025.  The Third Mortgage is secured by TPT’s real estate.  The loan balance at December 31, 2016 was €900,000 ($947,000 at 12/31/2016).

On July 13, 2015, TPT entered into a term loan (the “Term Loan”) with Rabobank to fund equipment purchases designed to improve production efficiencies and increase capacity at TPT.  The Term Loan, in the amount of €2,350,000 ($2,473,000 at 12/31/2016), will be amortized over a period of 5 years and is secured by TPT’s assets.  The interest rate, set for a period of three months, is based on the relevant EURIBOR rate plus the bank margin of 2.3 percentage points per annum, which was 2.3% (bank margin which is floor) at December 31, 2016.  The monthly principal payment of €39,167 ($41,215 at 12/31/2016) commenced on January 31, 2016 and continues through December 31, 2020.  The loan balance at December 31, 2016 was €1,880,000 ($1,978,000 at 12/31/2016).

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

Asian Operations

On March 2, 2012, TMM amended its banking facility (the “HSBC Facility”) with HSBC Bank Malaysia Berhad (“HSBC”), a Malaysian Bank,  to include a new term loan, funded in Malaysian Ringgits (“RM”), in the amount of RM 3,500,000 ($780,000 at 12/31/2016) for the purpose of upgrading the operation’s SR production process.  Under the terms of the HSBC Facility, the loan was paid in 35 equal monthly installments of RM 97,223 (excluding interest) and a final installment of RM 97,195 ($21,671 and $21,664, respectively, at 12/31/2016), which commenced March 1, 2013 and continued through March 1, 2016.  The loan balance of RM 292,000 ($68,000 at 12/31/2015) was paid in full at maturity on March 31, 2016.

On October 25, 2013, TMM entered into an agreement (the “HSBC Facility Amendment”) with HSBC to amend the HSBC Facility.  Under the terms of the HSBC Facility Amendment, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 ($1,114,000 at 12/31/2016) which was used to finance a portion of the cost of plant improvements to increase efficiency and production capacity.  Under the terms of the HSBC Facility Amendment, the term loan is amortized over a period of five (5) years, and the interest rate is 2.0% per annum above the HSBC’s base lending rate.  The interest rate at December 31, 2016 was 5.2% per annum.  Monthly principal payments, in the amount of RM 83,333 ($18,575 at 12/31/2016), commenced October 25, 2013 and will continue through October 25, 2018.  The loan balance at December 31, 2016 was RM 2,250,000 ($502,000 at 12/31/2016).

Short term Debt

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

On June 23, 2016, the Company and the Lender amended and restated the credit agreement (the “Amended Agreement”). Under the terms of the Amended Agreement, the Lender extended the maturity date on the Line from October 15, 2016 to October 15, 2017. In addition, the Company requested that the Lender reduce the Line from $2,000,000 to $1,000,000. Under the terms of the Amended Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis. The Company was in compliance with all covenants at December 31, 2016.

Under the terms of the Amended Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At December 31, 2016, no funds were outstanding on the Line.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

European Operations

On July 13, 2015, TPT amended the short term banking facility (the “TPT Amended Agreement”) with Rabobank.  Under the terms of the TPT Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,158,000 to $526,000 at December 31, 2016) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%.  The interest rate  was 2.9% at December 31, 2016.  No funds were outstanding on the TPT line of credit at December 31, 2016.  TPT was in compliance with all covenants at December 31, 2016.

Asian Operations

On August 24, 2015, TMM amended its short term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  TMM is currently negotiating with HSBC to extend the maturity date of June 30, 2017.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($111,000 at 12/31/2016); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,331,000 at 12/31/2016); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,114,000 at 12/31/2016).

On February 21, 2017, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from August 10, 2016 to August 11, 2017.  The RHB facility includes the following: (1) a multi-trade line of RM 3,500,000 ($785,000 at 2/21/2017); (2) a bank guarantee of RM 1,200,000 ($269,000 at 2/21/2017; and (3) a foreign exchange contract line of RM 2,500,000 ($561,000 at 2/21/2017).

At December 31, 2016, TMM had a balance outstanding under the credit facility for the ECR of  RM 924,000 ($206,000 at 12/31/2016).  The interest rate was  5.02% at December 31, 2016.  TMM was in compliance with all covenants at December 31, 2016.

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

Critical Accounting Policies

Significant Estimates – TOR's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations  contingencies and litigation.  TOR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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
December 31, 2016 and 2015

Depreciation – All property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Bad Debts – We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of aging and current economic conditions.  At December 31, 2016 and 2015, we maintained a reserve for doubtful accounts of approximately $102,000 and $366,000, respectively.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes – Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies.  Significant management judgment is required in determining the effective rate and in evaluating our tax position.  At December 31, 2016, our U.S. operation had federal NOL carry-forwards of approximately $930,000 which resulted in a deferred tax asset (“DTA”) of approximately $316,000 which will begin to expire in 2033.  We have determined that it is not necessary to provide a valuation allowance for our U.S. NOL as we believe the DTA is fully recoverable.

At December 31, 2016, our Asian operation, TMM, had NOL carry-forwards of approximately $3,159,000 and certain other deferred tax assets of approximately $3,128,000 which resulted in a DTA of approximately $1,509,000.  Due to the uncertainties regarding TMM’s ability to utilize these DTAs, the Company established a valuation allowance to fully reserve against these DTAs.

Inventory – We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  Based on our 2016 inventory analysis, no such write down was required.  However, due to the weakness in the TiO2 market in 2015, the Company experienced a write down of approximately $1,749,000 in inventory, primarily related to HITOX, SR and ilmenite, from cost to estimated market value for the year ended December 31, 2015.  In addition, we recorded a reserve for obsolescence and unmarketable inventory of approximately $826,000 at December 31, 2015.  Based on our 2016 inventory analysis, no such write down was required.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the year ended December 31, 2015, the Company recorded approximately $642,000 related to idle facility expense primarily at the Malaysian operations which is included in the 2015 Consolidated Statement of Operations as a component of “Cost of sales”.  During 2016, TMM incurred $5,000 related to idle facility expense.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Impairment of Long-Lived Assets – The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management’s estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management’s estimates.  Based upon our most recent analysis, management determined no assets were impaired.  However, for the year ended December 31, 2015,  a loss on impairment of assets resulted in a write off of $2,950,000 which is included in the consolidated statement of operations as “Loss on impairment of asset”.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

Share Based Compensation – We calculate share based compensation using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions, including the expected stock price volatility.  For the years ended December 31, 2016 and 2015, we recorded $170,000 and $133,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for a discussion of accounting standards that we recently adopted or will be required to adopt.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases – As of December 31, 2016, we lease 13 acres of the land at the facility located in Corpus Christi, Texas, from the Port and TMM has 38 acres of land which it has a commitment to use through 2074.  The minimum future rental payments under this and other non-cancelable operating leases as of December 31, 2016 for the five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2017	$114
2018	95
2019	95
2020	95
2021	95
Thereafter	527
Total minimum lease payments	$1,021

Contractual Obligations – The following is a summary of all significant contractual obligations, both on and off our consolidated balance sheet, as of December 31, 2016, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2017	2018	2019	2020	2021	2022 +
Long-term Debt	$3,867	$1,142	$640	$640	$640	$145	$660
Export Credit Refinancing	206	206	-	-	-	-	-
Interest Expense	349	120	67	51	35	24	52
Operating Leases	1,021	114	95	95	95	95	527
Capital Expenditures	820	820	-	-	-	-	-
Total	$6,263	$2,402	$802	$786	$770	$264	$1,237

Variable interest rates used to calculate interest expense were 2.3% and 5.2% at December 31, 2016.  Refer to Note 2 to the consolidated financial statements on page F-12.

We had approximately $820,000 in contractual obligations primarily related to open purchase orders for capital expenditures at TPT.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2016 and 2015

Except as noted above, we did not have any contractual arrangements that have, or are likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

Anticipated Capital Expenditures

During 2017, we anticipate capital expenditures of approximately $1,500,000 at TPT related to capital maintenance and expansion projects.  As noted in our critical accounting policies related to property, plant and equipment, we expense routine maintenance and repair costs to operations as incurred and major improvements extending the asset lives are capitalized.

Inflation

General inflation has not had a significant impact on our business, and it is not expected to have a major impact in the foreseeable future.  Increases in energy pricing adversely affect our results of operations and are expected to continue to do so.

Foreign Operations – Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TPT in The Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating TMM’s financial statements from Ringgits to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders’ equity) on the consolidated balance sheet and statement of comprehensive income (loss).  As of December 31, 2016, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar was a loss of $1,732,000.

TPT’s functional currency is the Euro.  As a result, gains and losses resulting from translating TPT’s financial statements from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the consolidated balance sheet.  As of December 31, 2016, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar was a loss of $208,000.

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

At December 31, 2016, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording a net loss of approximately $3,000 as a component of our 2016 net loss and $2,000 as a current liability on the consolidated balance sheet at December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by the report (“Evaluation Date”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment under that framework and the criteria established therein, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Controls

During the quarter ended December 31, 2016, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2016.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

Information which will be contained under the caption "Election of Directors" and “Principal Stockholders” in the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders is incorporated by reference in response to this Item 10.

Section 16(a) Beneficial Ownership Reporting Compliance

Information under the caption "Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance", which will be contained in the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, controller and any person performing similar functions) and employees.  The Code of Ethics can be viewed on the Company’s website at www.torminerals.com.  The Company intends to post amendments to, or waivers from, its Code of Ethics that apply to its Chief Executive Officer, Chief Financial Officer, Controller and any other person performing similar functions, on its website.

The Company will provide to any person, without charge, upon written request, a copy of the Code of Ethics.  Such requests should be sent to the Company’s Corporate Secretary, Barbara Russell, at 722 Burleson Street, Corpus Christi, Texas  78402.

Corporate Governance

Information under the caption “Executive Compensation – Nomination of Directors”, and “Election of Directors – Audit Committee”, which will be contained in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 11.	Executive Compensation

Information under the caption "Executive Compensation", which will be contained in the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions "Principal Stockholders” and “Executive Compensation – Security Ownership of Management", which will be contained in the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

Equity Compensation Plan

The following table provides information as of December 31, 2016, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	153,164	$10.84	232,205
Equity compensation plans not approved by security holders	--		--
Total	153,164	$10.84	232,205

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the “Plan”) for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders’ meeting on May 11, 2012, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased to 500,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the Plan was extended to May 23, 2022.  At December 31, 2016, there were 153,164 options outstanding, 114,631 exercised and 232,205 available for future issuance under the Plan.

For the years ended December 31, 2016 and 2015, the Company recorded $170,000 and $133,000, respectively, in stock-based compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

On April 21, 2016, the Board of Directors granted the officers of the Company non-qualifying stock options (the “Performance Awards”).  The Performance Awards, which are subject to the terms, definitions and provisions of the 2000 Incentive Plan as amended, consist of the following grants:

Officer's Name	Position	Five Year Performance Grant Award
Olaf Karasch	President & Chief Executive Officer	150,000
Mark Schomp	Executive Vice President, Sales & Marketing	50,000
Barbara Russell	Treasurer & Chief Financial Officer	15,000

The Performance Awards, which vest over a five year period, are based solely on the basis of satisfaction of the performance criteria established annually by the Company’s Board of Directors.  The Performance Periods begin on January 1 of each calendar year and ending on December 31 of such year.  The first Performance Period began on January 1, 2016 and ended on December 31, 2016.  The final Performance Period shall begin on January 1, 2020 and shall end on December 31, 2020.  The exercise price for the Performance Awards was set at the closing price of the Company’s stock on January 4, 2016, as established by NASDAQ, at $4.51 per share.

The 2016 Performance Awards consisted of 43,000 or one fifth of the five year total.  Based on the satisfaction of the performance criteria established by the Company’s Board of Directors for the year ended December 31, 2016, the actual number of Performance Awards vested was 13,975 or approximately 32.5% of the annual grant.

The Company granted options to purchase 19,975 shares of common stock during the year ended December 31, 2016.  The weighted average fair value per option at the date of grant for options granted in the year ended December 31, 2016 was $2.68 as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2016	2015
Risk-free interest rate	1.90%	2.00%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.59	0.66
Expected term (in years)	7.00	7.00

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

The number of shares of common stock underlying options exercisable at December 31, 2016 was 132,164 and the weighted-average remaining contractual life of those options is 5.12 years.  Exercise prices on options outstanding at December 31, 2016, ranged from $2.70 to $19.99 per share as noted in the following table.

Options Outstanding at December 31,
2016	2015	Range of Exercise Prices
39,164	19,189	$ 2.70 - $ 9.99
90,500	103,616	$ 10.00 - $ 14.99
23,500	23,500	$ 15.00 - $ 19.99
153,164	146,305

As of December 31, 2016, there was approximately $140,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 1.2809 years.

As most options issued under the Plan are incentive stock options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information under the captions "Certain Transactions” and “Election of Directors – Directors’ Attendance and Independence", which will be contained in the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption "Principal Accountant Fees and Services", which will be contained in the Company's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV

Item 15.	Exhibits

(a)	The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Exhibit No.	Description
3.1(1)(15)	Certificate of Incorporation of the Company as amended through February 28, 2010
3.2(1)(15)	By-laws of the Company, as amended through February 28, 2010
4.1(1)	Form of Common Stock Certificate
10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(2) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(3)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(4)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.7(5)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.8(5)	Loan Agreement with RHB Bank, dated November 23, 2004
10.9(5) **	Form of Incentive Stock Option Agreement for Officers A
10.10(5) **	Form of Incentive Stock Option Agreement for Officers B
10.11(5) **	Form of Nonqualified Option Agreement for Directors
10.12(6)	Loan Agreement with Rabobank, dated March 1, 2004
10.13(6)	Loan Agreement with Rabobank, dated July 6, 2004
10.14(7)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.15(8)	Loan Agreement with Rabobank, dated July 19, 2005
10.16(9)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.17(10)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.18(10)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.19(11)	Loan Agreement with Rabobank, dated March 20, 2007
10.20(12)	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TPT) dated May 11, 2001
10.21(13)	Form of Subscription Agreement with respect to the Company’s September – October 2008 Private Placement
10.22(13)	Form of Warrant with respect to the Company’s September – October 2008 Private Placement
10.23(14)	Form of Subscription Agreement with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.24(14)	Form of 6% Convertible Subordinated Debenture with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.25(14)	Form of Warrant with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.26(16)	Loan Agreement with American Bank, dated December 31, 2010
10.27(17)	Amendment to Loan Agreement with HSBC Bank, dated November 15, 2010
10.28(17)	Amendment to Loan Agreement with HSBC Bank, dated June 27, 2011
10.27(17)	Amendment to Loan Agreement with RHB Bank, dated June 1, 2011
10.30(17)	Loan Agreement with Rabobank, dated June 28, 2011
10.31(18)	Amendment to Loan Agreement with American Bank, dated March 1, 2012
10.32(18)	Amendment to Loan Agreement with HSBC Bank, dated March 2, 2012

Exhibit No.	Description

10.33(19)	Amendment to Loan Agreement with RHB Bank, dated April 17, 2013
10.34(20)	Amendment One to Revolving Credit Promissory Note with American Bank, dated May 15, 2013
10.35(20)	Amendment One to Promissory Note with American Bank, dated May 15, 2013
10.36(20)	Amendment Two to Loan Agreement with American Bank, dated May 15, 2013
10.37(20)	Amendment to Loan Agreement with HSBC Bank, dated May 21, 2013
10.38(21)	Agreement with American Bank, dated October 24, 2013
10.39(21)	Amendment to Loan Agreement with RHB Bank, dated October 25, 2013
10.40(21)	Amendment to Loan Agreement with HSBC Bank, dated October 25, 2013
10.41(22)	Amendment Three to Loan Agreement with American Bank, dated January 17, 2014
10.42(23)	Amendment to Loan Agreement with RHB Bank, dated April 17, 2014
10.43(24)	Amendment Four to Loan Agreement with American Bank, dated August 1, 2014
10.44(25)	Amendment to Loan Agreement with RHB Bank, dated August 15, 2014
10.45(25)	Amendment to Loan Agreement with HSBC Bank, dated August 31, 2014
10.46(26)	Amendment Five to Loan Agreement with American Bank, dated May 15, 2015
10.47(27)	Amendment to Loan Agreement with Rabobank, dated July 13, 2015
10.48(27)	Loan Agreement with Rabobank, dated July 13, 2015
10.49(28)	Amendment to Loan Agreement with HSBC Bank, dated August 24, 2015
10.50(29)	Amendment Six to Loan Agreement with American Bank, dated December 30, 2015
10.51(30)	Amended and Restated Loan Agreement with American Bank, dated June 23, 2016
10.52(30)	Allonge and Amendment No. Four to the Revolving Credit Promissory Note with American Bank, dated June 23, 2016
10.53(31)	Form of Non-qualifying Stock Option Agreement (Performance Award) for Officers, dated April 21, 2016
10.54(31) **	Fourth Amendment to the 2000 Incentive Plan of TOR Minerals International, Inc., dated January 1, 2016
10.54(32)	Amendment to Loan Agreement with RHB Bank, dated February 21, 2017
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 on Form 10-KSB filed on March, 24, 2006)
21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd and TOR Processing & Trade BV
23.1	Consent of BDO USA, LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company’s May 25, 2000 Form S-8
(3)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2000 Form 10-K
(4)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(5)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2004 Form 10KSB
(6)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2005 Form 10KSB
(7)	Incorporated by reference to the exhibit filed with the Company’s June 27, 2005 Form 8-K
(8)	Incorporated by reference to the exhibit filed with the Company’s July 19, 2005 Form 8-K
(9)	Incorporated by reference to the exhibit filed with the Company’s September 14, 2005 Form 8-K
(10)	Incorporated by reference to the exhibit filed with the Company’s December 22, 2005 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company’s March 20, 2007 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2006 Form 10-K
(13)	Incorporated by reference to the exhibit filed with the Company’s September 15, 2008 Form 8-K
(14)	Incorporated by reference to the exhibit filed with the Company’s May 6, 2009 and August 26, 2009 Form 8-K
(15)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2009 Form 10-K
(16)	Incorporated by reference to the exhibit filed with the Company’s January 5, 2011 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company’s September 30, 2011Form 10-Q
(18)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2011 Form 10-K
(19)	Incorporated by reference to the exhibit filed with the Company’s March 31, 2013 Form 10-Q
(20)	Incorporated by reference to the exhibit filed with the Company’s June 30, 2013 Form 10-Q
(21)	Incorporated by reference to the exhibit filed with the Company’s September 30, 2013 Form 10-Q
(22)	Incorporated by reference to the exhibit filed with the Company’s January 22, 2014 Form 8-K
(23)	Incorporated by reference to the exhibit filed with the Company’s May 5, 2014 Form 10-Q
(24)	Incorporated by reference to the exhibit filed with the Company’s August 1, 2014 Form 8-K
(25)	Incorporated by reference to the exhibit filed with the Company’s November 5, 2014 Form 10-Q
(26)	Incorporated by reference to the exhibit filed with the Company’s May 26, 2015 Form 8-K
(27)	Incorporated by reference to the exhibit filed with the Company’s July 17, 2015 Form 8-K
(28)	Incorporated by reference to the exhibit filed with the Company’s October 29, 2015 Form 10-Q
(29)	Incorporated by reference to the exhibit filed with the Company’s January 4, 2016 Form 8-K
(30)	Incorporated by reference to the exhibit filed with the Company’s June 23, 2016 Form 8-K
(31)	Incorporated by reference to the exhibit filed with the Company’s April 22, 2016 Form 8-K
(32)	Incorporated by reference to the exhibit filed with the Company’s February 23, 2017 Form 8-K

**	Constitutes a compensation plan or agreement under which executive officers may participate

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 9, 2017	By:	OLAF KARASCH Olaf Karasch, President and CEO

Pursuant to the requirements Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2017

BARBARA RUSSELL (Barbara Russell)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 9, 2017

DOUG HARTMAN (Doug Hartman)	Chairman of the Board	March 9, 2017

JULIE BUCKLEY (Julie Buckley)	Director	March 9, 2017

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 9, 2017

BERNARD A. PAULSON (Bernard A. Paulson)	Director	March 9, 2017

STEVEN PAULSON (Steven Paulson)	Director	March 9, 2017

CHIN YONG TAN (Chin Yong Tan)	Director	March 9, 2017

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
Annual Report on Form 10-K

Item 8.        Financial Statements and Supplementary Data

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

TOR Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years then ended.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TOR Minerals International, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Houston, Texas

March 9, 2017

F – 2

Item 8.	Financial Statements and Supplementary Data

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015
NET SALES	$38,456	$37,059
Cost of sales	33,361	35,183
GROSS MARGIN	5,095	1,876
Technical services and research and development	199	178
Selling, general and administrative expenses	4,154	4,481
Loss on disposal of assets	2	-
Loss on impairment of assets	-	2,950
OPERATING INCOME (LOSS)	740	(5,733)
OTHER INCOME (EXPENSE):
Interest expense, net	(177)	(208)
Loss on foreign currency exchange rate	(50)	(137)
Other income, net	38	24
Total Other Expense	(189)	(321)
INCOME (LOSS) BEFORE INCOME TAX	551	(6,054)
Income tax expense	107	310
NET INCOME (LOSS)	$444	$(6,364)

Income (Loss) per common share:
Basic	$0.13	$(2.11)
Diluted	$0.13	$(2.11)

Weighted average common shares outstanding:
Basic	3,376	3,014
Diluted	3,454	3,014

See accompanying notes to the consolidated financial statements.

F – 3

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2016	2015
NET INCOME (LOSS)	$444	$(6,364)
OTHER COMPREHENSIVE LOSS, net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment loss	(496)	(3,025)
Other comprehensive loss, net of tax	(496)	(3,025)
COMPREHENSIVE LOSS	$(52)	$(9,389)

See accompanying notes to the consolidated financial statements.

F – 4

TOR Minerals International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,716	$813
Trade accounts receivable, net	3,557	3,534
Inventories, net	11,776	13,988
Other current assets	742	878
Total current assets	19,791	19,213
PROPERTY, PLANT AND EQUIPMENT, net	15,907	17,472
DEFERRED TAX ASSET, foreign	27	19
OTHER ASSETS	4	4
Total Assets	$35,729	$36,708

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,122	$2,432
Accrued expenses	1,136	1,007
Notes payable under lines of credit	-	179
Export credit refinancing facility	206	1,108
Current maturities of long-term debt – financial institutions	1,142	1,485
Total current liabilities	4,606	6,211
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	2,725	3,479
DEFERRED TAX LIABILITY, domestic	127	262
Total liabilities	7,458	9,952
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,542 shares issued and outstanding at December 31, 2016 and 3,014 at December 31, 2015	4,426	3,767
Additional paid-in capital	30,544	29,636
Accumulated deficit	(4,821)	(5,265)
Accumulated other comprehensive loss	(1,878)	(1,382)
Total shareholders' equity	28,271	26,756
Total Liabilities and Shareholders' Equity	$35,729	$36,708

See accompanying notes to the consolidated financial statements.

F – 5

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2016 and 2015
(In thousands)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income	Total
Balance at December 31, 2014	3,014	$3,767	$29,503	$1,099	$1,643	$36,012
Share based compensation			133			133
Net loss				(6,364)		(6,364)
Cumulative Translation Adjustment					(3,025)	(3,025)
Balance at December 31, 2015	3,014	$3,767	$29,636	$(5,265)	$(1,382)	$26,756
Exercise of warrants	528	659	738			1,397
Share based compensation			170			170
Net income				444		444
Cumulative Translation Adjustment					(496)	(496)
Balance at December 31, 2016	3,542	$4,426	$30,544	$(4,821)	$(1,878)	$28,271

See accompanying notes to the consolidated financial statements.

F – 6

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$444	$(6,364)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,561	2,863
Inventory impairment	-	1,749
Loss on impairment of assets	-	2,950
Loss on disposal of assets	2	-
Share-based compensation	170	133
Deferred income tax (benefit) expense	(144)	378
(Recovery of) provision for bad debts	(237)	297
Changes in working capital:
Trade accounts receivables	182	861
Inventories	1,937	2,246
Other current assets	114	(157)
Accounts payable and accrued expenses	(197)	(1,457)
Net cash provided by operating activities	4,832	3,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,203)	(5,662)
Proceeds from sales of property, plant and equipment	2	18
Net cash used in investing activities	(1,201)	(5,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	82	6,578
Payments on lines of credit	(254)	(7,349)
Proceeds from export credit refinancing facility	1,705	4,220
Payments on export credit refinancing facility	(2,560)	(5,194)
Proceeds from long-term bank debt	-	3,641
Payments on long-term bank debt	(931)	(1,032)
Proceeds from the issuance of common stock through exercise of warrants	1,397	-
Net cash (used in) provided by financing activities	(561)	864
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	(167)	(563)
Net increase (decrease) in cash and cash equivalents	2,903	(1,844)
Cash and cash equivalents at beginning of year	813	2,657
Cash and cash equivalents at end of year	$3,716	$813

Supplemental cash flow disclosures:
Interest paid	$147	$134
Income taxes paid	$95	$386

Non-cash investing activities:
Capital expenditures financed through accounts payable and accrued expenses	$96	$355

See accompanying notes to the consolidated financial statements.

F – 7

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

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

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we evaluate our estimates, including those related to bad debt, inventories, income taxes, financing operations, contingencies and litigation.  TOR bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents:  The Company considers all highly liquid investments readily convertible to known cash amounts and with a maturity of twelve months or less at the date of purchase to be cash equivalents.

Allowance for Doubtful Accounts:  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of current aging schedules and current economic conditions and customer history.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2016 and 2015, we maintained a reserve for doubtful accounts of approximately $102,000 and $366,000, respectively.

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

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit (“RM”), which is also the functional currency.  As a result, gains and losses resulting from translating the balance sheet from RM to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders’ equity) on the consolidated balance sheets.  As of December 31, 2016, the cumulative translation adjustment included on the consolidated balance sheets was a loss of approximately 1,696,000.

TPT’s functional currency is the Euro.  As a result, gains and losses resulting from translating the balance sheet from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the consolidated balance sheets.  As of December 31, 2016, the cumulative translation adjustment included on the consolidated balance sheets was a loss of approximately $182,000.

F – 8

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

Inventory:  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions.  Based on our 2016 inventory analysis, no such write down was required.  However, due to the weakness in the TiO2 market in 2015, the Company experienced a write down of approximately $1,749,000 in inventory, primarily related to HITOX, SR and Ilmenite, from cost to estimated market value for the year ended December 31, 2015.  In addition, we recorded a reserve for obsolescence and unmarketable inventory of approximately $826,000 at December 31, 2015.  Based on our 2016 inventory analysis, no such write down was required.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the year ended December 31, 2015, the Company recorded approximately $642,000 related to idle facility expense primarily at the Malaysian operations which is included in the 2015 Consolidated Statement of Operations as a component of “Cost of sales”.  During 2016, TMM incurred $5,000 related to idle facility expense.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Impairment of Long-Lived Assets: The impairment of tangible and intangible assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management’s estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management’s estimates.  Based upon our most recent analysis, management determined no assets were impaired.  However, for the year ended December 31, 2015,  a loss on disposal of assets resulted in a write off of approximately $2,950,000 which is included in the consolidated statement of operations as “Loss on disposal/impairment of asset”.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

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

Earnings (Loss) Per Share:  Basic earnings (loss) per share are based on the weighted average number of shares outstanding and exclude any dilutive effects of options, warrants, debentures and/or convertible preferred stock.  Diluted earnings per share reflect the effect of all dilutive items.

Income Taxes:  The Company records income taxes using the liability method.  Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2013 through December 31, 2016.  Our state tax return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2012 through December 31, 2016.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2011.

F – 9

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

As of January 1, 2016, we did not have any unrecognized tax benefits and there was no change during the year ended December 31, 2016.  In addition, we did not recognize any interest and penalties in our consolidated financial statements during the years ended December 31, 2016 and 2015.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

Share Based Compensation:  The Company calculates share based compensation using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of subjective assumptions including the expected stock price volatility.  For the years ended December 31, 2016 and 2015, we recorded $170,000 and $133,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses in the accompanying consolidated statements of operations.

Derivatives:  We manage the risk of changes in foreign currency exchange rates, primarily at our Malaysian operation, through the use of foreign currency contracts.  Foreign exchange contracts are used to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including sales and purchases transacted in a currency other than the functional currency, will be adversely affected by changes in exchange rates.  We report the fair value of the derivatives on our consolidated balance sheets and changes in the fair value are recognized in earnings in the period of the change.  (See Note 12, Derivatives and Other Financial Instruments).

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (the “FASB”)  issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires the management of the Company to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016. The adoption of this pronouncement did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)”, an update to their existing consolidation model, which changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The new rules were effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest”, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new rules were effective for the Company in the first quarter of 2016. The impact of adopting the new accounting guidance on classification of debt issuance costs on the Company’s 2015 Consolidated Balance Sheet is a reduction in noncurrent assets and long-term debt of $21,450. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. The guidance clarifies accounting for debt issuance costs related to line-of-credit arrangements. The standard states that the FASB deems deferring debt issuance costs related to line-of-credit arrangements as an asset and amortizing over the term of the agreement to be appropriate, which is consistent with the Company’s existing accounting treatment for these costs.

F – 10

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as amended by multiple standards updates. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2017. We are in the initial stages of evaluating the effect of the standard on our financial statements and continue to evaluate the available transition methods.  We will continue to evaluate the standard as well as additional changes, modifications or interpretations which may impact the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.  We are currently in the initial stages of evaluating the potential impact of adopting ASU 2016-02 on our financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  We have determined that the impact of this standard will not be material.  We will adopt this standard in 2017.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have in our consolidated financial statements.

In the second half of 2016, the FASB issued ASU Nos. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, and 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The objective of these updates is to reduce the diversity in practice in the classification of certain cash receipts and cash payments, and the presentation of restricted cash within an entity's statement of cash flows, respectively.  These ASUs are effective for interim and annual fiscal periods beginning after December 15, 2017.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

F – 11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Below is a summary of our long-term debt to financial institutions as of December 31, 2016 and 2015:

(In thousands)	December 31,
	2016	2015
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at December 31, 2016, due July 1, 2029, secured by TPT's land and buildings. (Euro balance at December 31, 2016, €196)	206	235
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at December 31, 2016, due January 31, 2030, secured by TPT's land and buildings. (Euro balance at December 31, 2016, €223)	234	264
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.0% per annum, due December 31, 2025, is secured by TPT's land and buildings. (Euro balance at December 31, 2016, €900)	947	1,087
Variable rate Euro term note payable to a Netherlands bank, with a EURIBOR interest rate plus bank margin of 2.3% per annum, due December 31, 2020, is secured by substantially all of TPT's assets. The interest rate at December 31, 2016 was 2.3%. (Euro balance at December 31, 2016, €1,880)	1,978	2,554
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 2% above the bank base lending rate, due October 25, 2018, secured by TMM's property, plant and equipment. The interest rate at December 31, 2016 was 5.2%. (Ringgit balance at December 31, 2016, RM 2,250)	502	756
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 2% above the bank base lending rate, secured by TMM's property, plant and equipment. Paid in full at maturity, March 31, 2016.	-	68
Total	3,867	4,964
Less current maturities	1,142	1,485
Total long-term debt - financial institutions	$2,725	$3,479

F – 12

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

United States Operations

U.S. Credit Agreement and Term Loan

On December 31, 2010, the Company’s U.S. operation entered into a credit agreement (the “Agreement”) with American Bank, N.A. (the “Lender”).  The Agreement consisted of a $2 million term loan and a $1 million line of credit, which was later increased to $2 million.  The term loan, which was scheduled to mature on January 1, 2016, was paid in full on November 4, 2015.

European Operations

On July 7, 2004, TPT entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of €485,000 ($510,000 at 12/31/2016), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the First Mortgage, the interest was adjusted to a fixed rate of 3.85%, effective August 1, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 ($342,000 at 12/31/2016) of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000 ($168,000 at 12/31/2016), was used for the expansion of TPT’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616 ($1,700 at 12/31/2016).  The loan balance at December 31, 2016 was €196,000 ($206,000 at 12/31/2016).  The First Mortgage is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT’s existing production facility.  The Second Mortgage, in the amount of €470,000 ($495,000 at 12/31/2016), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the Second Mortgage, the interest was adjusted to a fixed rate of 3.3%, effective January 3, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566 ($1,648 at 12/31/2016).  The Second Mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2016 was €223,000 ($234,000 at 12/31/2016).

On July 13, 2015, TPT entered into a third mortgage loan (the “Third Mortgage”) with Rabobank to fund the completion of its plant expansion.  The Third Mortgage, in the amount of €1,000,000 ($1,052,000 at 12/31/2016), will be repaid over 10 years and the interest rate, currently fixed at 3%, is to be adjusted every five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal payments of €8,333 ($8,769) commenced on January 31, 2016 and will continue through December 31, 2025.  The Third Mortgage is secured by TPT’s real estate.  The loan balance at December 31, 2016 was €900,000 ($947,000 at 12/31/2016).

On July 13, 2015, TPT entered into a term loan (the “Term Loan”) with Rabobank to fund equipment purchases designed to improve production efficiencies and increase capacity at TPT.  The Term Loan, in the amount of €2,350,000 ($2,473,000 at 12/31/2016), will be amortized over a period of 5 years and is secured by TPT’s assets.  The interest rate, set for a period of three months, is based on the relevant EURIBOR rate plus the bank margin of 2.3 percentage points per annum, which was 2.3% (bank margin which is floor) at December 31, 2016.  The monthly principal payment of €39,167 ($41,215 at 12/31/2016) commenced on January 31, 2016 and continues through December 31, 2020.  The loan balance at December 31, 2016 was €1,880,000 ($1,978,000 at 12/31/2016).

At December 31, 2016, TPT was in compliance with all covenants.

F – 13

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

Asian Operations

On March 2, 2012, TMM amended its banking facility (the “HSBC Facility”) with HSBC Bank Malaysia Berhad (“HSBC”), a Malaysian Bank,  to include a new term loan, funded in Malaysian Ringgits (“RM”), in the amount of RM 3,500,000 ($780,000 at 12/31/2016) for the purpose of upgrading the operation’s SR production process.  Under the terms of the HSBC Facility, the loan was paid in 35 equal monthly installments of RM 97,223 (excluding interest) and a final installment of RM 97,195 ($21,671 and $21,664, respectively, at 12/31/2016), which commenced March 1, 2013 and continued through March 1, 2016.  The loan balance of RM 292,000 ($68,000 at 12/31/2015) was paid in full at maturity on March 31, 2016.

On October 25, 2013, TMM entered into an agreement (the “HSBC Facility Amendment”) with HSBC to amend the HSBC Facility.  Under the terms of the HSBC Facility Amendment, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 ($1,114,000 at 12/31/2016) which was used to finance a portion of the cost of plant improvements to increase efficiency and production capacity.  Under the terms of the HSBC Facility Amendment, the term loan is amortized over a period of five (5) years, and the interest rate is 2.0% per annum above the HSBC’s base lending rate.  The interest rate at December 31, 2016 was 5.2% per annum.  Monthly principal payments, in the amount of RM 83,333 ($18,575 at 12/31/2016), commenced October 25, 2013 and will continue through October 25, 2018.  The loan balance at December 31, 2016 was RM 2,250,000 ($502,000 at 12/31/2016).

At December 31, 2016, TMM was in compliance with all covenants.

Short term Debt

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

On June 23, 2016, the Company and the Lender amended and restated the credit agreement (the “Amended Agreement”). Under the terms of the Amended Agreement, the Lender extended the maturity date on the Line from October 15, 2016 to October 15, 2017. In addition, the Company requested that the Lender reduce the Line from $2,000,000 to $1,000,000. Under the terms of the Amended Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis. The Company was in compliance with all covenants at December 31, 2016

Under the terms of the Amended Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At December 31, 2016, no funds were outstanding on the Line.

F – 14

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

European Operations

On July 13, 2015, TPT amended the short term banking facility (the “TPT Amended Agreement”) with Rabobank.  Under the terms of the TPT Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,158,000 to $526,000 at December 31, 2016) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%.  The interest rate  was 2.9% at December 31, 2016.  No funds were outstanding on the TPT line of credit at December 31, 2016.  TPT was in compliance with all covenants at December 31, 2016.

Asian Operations

On August 24, 2015, TMM amended its short term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  TMM is currently negotiating with HSBC to extend the maturity date of June 30, 2017.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($111,000 at 12/31/2016); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,331,000 at 12/31/2016); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,114,000 at 12/31/2016).

On February 21, 2017, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from August 10, 2016 to August 11, 2017.  The RHB facility includes the following: (1) a multi-trade line of RM 3,500,000 ($785,000 at 2/21/2017); (2) a bank guarantee of RM 1,200,000 ($269,000 at 2/21/2017); and (3) a foreign exchange contract line of RM 2,500,000 ($561,000 at 2/21/2017).

At December 31, 2016, TMM had a balance outstanding under the credit facility for the ECR of RM 924,000 ($206,000 at 12/31/2016) at a current interest rate of 5.02%.  TMM was in compliance with all covenants at December 31, 2016.

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

The borrowings under both the HSBC and the RHB short term credit facility are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provides that the banks may demand repayment at any time.  A demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM’s property, plant and equipment.  However, if demand is made by HSBC or RHB, we may be unable to refinance the demanded indebtedness, in which case, the lenders could foreclose on the assets of TMM.  While repatriation is allowed in the form of dividends, the credit facilities prohibit TMM from paying dividends, and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

The following is a summary of the future maturities of long-term debt to financial institutions as of December 31, 2016:

Years Ending December 31,
(In thousands)
2017	1,142
2018	640
2019	640
2020	640
2021	145
Thereafter	660
Total	3,867

F – 15

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

3.	Fair Value Measurements

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2016 and 2015.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements on a non-recurring basis at December 31, 2016 or 2015.

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

	Fair Value Measurements
(In Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Liability
December 31, 2015
Currency forward contracts	$6	$-	$6	$-
December 31, 2016
Currency forward contracts	$2	$-	$2	$-

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

	December 31, 2016		December 31, 2015
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,867	$3,785	$4,964	$4,438

F – 16

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

4 .	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2016	2015
Raw materials	$5,235	$6,310
Work in progress	1,636	4,168
Finished goods	4,587	3,552
Supplies	717	784
Total Inventories	12,175	14,814
Inventory reserve	(399)	(826)
Net Inventories	$11,776	$13,988

5.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2016	2015
Land	--	$292	$300
Office buildings	39 years	4,280	4,400
Production facilities	10 - 20 years	10,734	10,321
Machinery and equipment	3 - 15 years	24,492	22,412
Furniture and fixtures	3 - 20 years	1,706	1,494
Total		41,504	38,927
Less accumulated depreciation		(25,968)	(23,973)
Property, plant and equipment, net		15,536	14,954
Construction in progress		371	2,518
		$15,907	$17,472

The amounts of depreciation expense calculated on the Company’s property, plant and equipment for the year ended December 31, 2016 and 2015 was $2,561,000 and $2,863,000, respectively.

F – 17

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

6.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments – United States, European and Asian.

United States – This segment represents products manufactured at our facility located in Corpus Christi, Texas.  The segment manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM which is sold primarily in North, Central and South America.  Sales of this segment, which includes intercompany purchases of ALUPREM from our European operation, represented approximately 69% of our consolidated sales for both of the years ended December 31, 2016 and 2015.

European – This segment represents products manufactured at the Company’s wholly-owned operation, TPT, located in the Netherlands.  TPT manufactures ALUPREM and BARYPREM which is sold primarily in Europe.  Sales of this segment, which include intercompany purchases HITOX and TIOPREM from our Asian operation, represented approximately 24% and 23% of our consolidated sales for the years ended December 31, 2016 and 2015, respectively.  Intercompany sales of ALUPREM between the TPT and the U.S. operation are eliminated in consolidation represented 44% and 33% of this segments total sales for the years ended December 31, 2016 and 2015, respectively.

Asian – This segment represents products manufactured at the Company’s wholly-owned operation, TMM, located in Malaysia.  TMM manufactures HITOX and TIOPREM which is sold primarily in Asia.  Sales of this segment represented approximately 6% and 8% of our consolidated sales for the years ended December 31, 2016 and 2015, respectively.  Intercompany sales of HITOX, TIOPREM and SR between the TMM and the U.S. and European operations are eliminated in consolidation represented 65% and 68% of this segments total sales for the years ended December 31, 2016 and 2015, respectively .

The accounting policies of the segments are the same as those described in the Summary of Significant Policies (See Note 1).  Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which includes an inter-company profit margin.  The segment profit (loss),included in the table below, from each location is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in segment inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker (“CODM”).  Our CODM regularly reviews financial information about our segments in order to allocate resources and evaluate performance.  Our CODM assesses segment performance based on segment sales and segment net income (loss) before depreciation and amortization, interest expense, income taxes, and other items which management does not believe reflect the underlying performance of the segment.

For the year ended December 31, 2016, the U.S. operations received approximately 35% of its total third party sales revenue from a single customer; the European operations received approximately 17% from a single customer; and, the Asian operations received approximately 22% of its total third party sales revenue from a single customer.  For the year ended December 31, 2015, the U.S. operations received approximately 25% of its total third party sales revenue from a single customer;  the European operations received approximately 28% from two customers (16% and 12%); and, the Asian operations received approximately 34% of its total third party sales revenue from three customers (12%, 11%, and 11%).

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consisted of ALUPREM, SR, HITOX and TIOPREM.

The Company's principal products, ALUPREM and HITOX, accounted for approximately 44% and 21%, respectively, of net consolidated sales in 2016 and approximately 36% and 28%, respectively in 2015.

F – 18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the U.S. represented approximately 62% and 58% for the years ended December 31, 2016 and 2015, respectively.

For the year ended December 31, 2016 and 2015, sales to customers in Germany represented approximately 22% and 23%, respectively, of our total foreign sales and sales to customers in Italy represented 10% of our 2016 total foreign sales.

Approximately 7% of the Company's employees are represented by an in-house collective bargaining agreement during 2016 as compared to approximately 12% in 2015.

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In thousands)	United States (Corpus Christi)	European (TPT)	Asian (TMM)	Inter-Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2016
Net Sales:
Customer sales	$26,678	$9,313	$2,465	$-	$38,456
Intercompany sales	98	7,357	4,535	(11,990)	-
Total Net Sales	$26,776	$16,670	$7,000	$(11,990)	$38,456
Share based compensation	$170	$-	$-	$-	$170
Depreciation	$1,076	$1,343	$142	$-	$2,561
Interest (income) expense	$(2)	$107	$72	$-	$177
Income tax (benefit) expense	$(131)	$247	$-	$(9)	$107
Location profit (loss)	$(406)	$826	$34	$(10)	$444
Capital expenditures	$463	$735	$5	$-	$1,203
Location long-lived assets	$5,291	$9,832	$784	$-	$15,907
Location assets	$17,013	$13,417	$6,013	$(714)	$35,729

December 31, 2015
Net Sales:
Customer sales	$25,646	$8,619	$2,794	$-	$37,059
Intercompany sales	37	4,309	5,832	(10,178)	-
Total Net Sales	$25,683	$12,928	$8,626	$(10,178)	$37,059
Share based compensation	$133	$-	$-	$-	$133
Depreciation	$1,011	$1,174	$678	$-	$2,863
Interest expense	$13	$25	$170	$-	$208
Income tax (benefit) expense	$(318)	$(69)	$681	$16	$310
Location profit (loss)	$(760)	$(225)	$(5,437)	$58	$(6,364)
Capital expenditures	$1,335	$4,676	$6	$-	$6,017
Location long-lived assets	$5,904	$10,618	$950	$-	$17,472
Location assets	$16,449	$13,617	$8,061	$(1,419)	$36,708

F – 19

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

7.	Quarterly Data (Unaudited)

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	2016
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$9,572	$9,850	$10,036	$8,998	$38,456
Cost of sales	8,247	8,680	8,452	7,982	33,361
GROSS MARGIN	1,325	1,170	1,584	1,016	5,095
Technical services and research and development	38	52	56	53	199
Selling, general and administrative expenses	842	1,062	1,068	1,182	4,154
(Gain) Loss on disposal of asset	(1)	-	4	(1)	2
OPERATING INCOME (LOSS)	446	56	456	(218)	740
OTHER INCOME (EXPENSE):
Interest expense, net	(50)	(47)	(43)	(37)	(177)
Income (loss) on foreign currency exchange rate	(89)	10	20	9	(50)
Other income, net	12	16	-	10	38
Total Other Expense	(127)	(21)	(23)	(18)	(189)
INCOME (LOSS) BEFORE INCOME TAX	319	35	433	(236)	551
Income tax expense	75	(52)	142	(58)	107
NET INCOME (LOSS)	$244	$87	$291	$(178)	$444

Income (loss) per common share:
Basic	$0.08	$0.03	$0.08	$(0.05)	$0.13
Diluted	$0.08	$0.03	$0.08	$(0.05)	$0.13

Weighted average common shares outstanding:
Basic	3,014	3,402	3,542	3,542	3,376
Diluted	3,187	3,459	3,550	3,542	3,454

F – 20

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

7.	Quarterly Data (Unaudited) - Continued

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	2015
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
NET SALES	$10,115	$9,963	$8,988	$7,993	$37,059
Cost of sales	9,221	9,010	7,877	9,075	35,183
GROSS MARGIN	894	953	1,111	(1,082)	1,876
Technical services and research and development	55	44	44	35	178
Selling, general and administrative expenses	1,052	1,039	943	1,447	4,481
(Gain) Loss on disposal of asset	-	-	38	2,912	2,950
OPERATING INCOME (LOSS)	(213)	(130)	86	(5,476)	(5,733)
OTHER INCOME (EXPENSE):
Interest expense, net	(80)	(60)	(37)	(31)	(208)
Income (loss) on foreign currency exchange rate	22	1	(157)	(3)	(137)
Other income, net	-	9	9	6	24
Total Other Expense	(58)	(50)	(185)	(28)	(321)
LOSS BEFORE INCOME TAX	(271)	(180)	(99)	(5,504)	(6,054)
Income tax (benefit) expense	(81)	(73)	22	442	310
NET LOSS	$(190)	$(107)	$(121)	$(5,946)	$(6,364)

Loss per common share:
Basic and diluted	$(0.06)	$(0.04)	$(0.04)	$(1.97)	$(2.11)
Weighted average common shares outstanding:
Basic and diluted	3,014	3,014	3,014	3,014	3,014

F – 21

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

8.	Calculation of Basic and Diluted Earnings per Share

(in thousands, except per share amounts)	Years Ended December 31,
	2016	2015
Numerator:
Net Income (Loss)	$444	$(6,364)

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	3,376	3,014
Dilutive potential common shares	78	-
Denominator for diluted earnings (loss) per share - weighted-average shares and assumed conversions	3,454	3,014

Basic and diluted earnings (loss) per common share	$0.13	$(2.11)

For the year ended December 31, 2015, approximately 528,000 detachable warrants (the “Warrants”) were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive.  The Warrants, issued in May 2009 with our six percent (6%) convertible subordinated debentures, were exercised prior to the May 4, 2016 maturity at an exercise price of $2.65.

Approximately 130,000 and 146,000 employee stock options were excluded from calculation of diluted earnings per share for the years ended December 31, 2016 and 2015, respectively, as the effect would be anti-dilutive.

F – 22

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

9.	Income Taxes

The Company provides for deferred taxes on temporary differences between the financial statements and tax bases of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

At December 31, 2016, our U.S. operation had federal NOL carry-forwards of approximately $930,000 which resulted in a deferred tax asset (“DTA”) of approximately $316,000 which will begin to expire in 2033.  We have determined that it is not necessary to provide a valuation allowance for our U.S. NOL as we believe the DTA is fully recoverable.

At December 31, 2016, our Asian operation, TMM, had NOL carry-forwards of approximately $3,159,000 and certain other deferred tax assets of approximately $3,128,000 which resulted in a DTA of approximately $1,509,000.  Due to the uncertainties regarding TMM’s ability to utilize these DTAs, the Company established a valuation allowance to fully reserve against these DTAs.

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

Components of Pretax Income (Loss)	Years Ended December 31,
(In thousands)	2016	2015
Domestic	$(537)	$(1,078)
Foreign	1,088	(4,976)
Pretax income (loss)	$551	$(6,054)

	Components of Income Tax Expense (Benefit)
	Years Ended December 31,
	2016			2015
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$(140)	$(140)	$-	$(318)	$(318)
State	4	-	4	5	-	5
Foreign	247	(4)	243	(73)	696	623
Total Income Tax Expense (Benefit)	$251	$(144)	$107	$(68)	$378	$310

F – 23

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 34% to income before taxes.

Effective Tax Rate Reconciliation	Years Ended December 31,
(In thousands)	2016	2015
Expense (benefit) computed at statutory rate	$187	$(2,059)
Change in valuation allowance - Foreign	(30)	1,703
Effect of items deductible for book not tax, net
Share based compensation	40	45
Other	5	5
Effect of foreign tax credit	11	34
Effect of foreign tax rate differential	(109)	578
State income taxes, net of Federal benefit	3	4
	$107	$310

Significant Components of Deferred Taxes	Year Ended December 31,
(In thousands)	2016	2015
Deferred Tax Assets:
Net operating loss carry-forwards - Domestic	$316	$414
Net operating loss carry-forwards - Foreign	758	849
Intercompany profit	50	43
Alternative minimum tax credit carry-forwards	65	65
Domestic reserves	33	31
Foreign tax credits	642	675
Unrealized foreign currency losses - Foreign	-	68
Other deferred assets - Domestic	57	21
Other deferred assets - Foreign	107	118
	$2,028	$2,284
Valuation Allowance - Foreign	(1,478)	(1,703)
Total deferred tax assets	550	581

Deferred Tax Liabilities:
PP&E - Domestic	$590	$732
PP&E - Foreign	52	30
Unrealized foreign currency gains - Domestic	-	59
Unrealized foreign currency gains - Foreign	5	-
Other	3	3
Total deferred tax liabilities	650	824
Net deferred tax asset (liability)	$(100)	$(243)

F – 24

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

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

For the years ended December 31, 2016 and 2015, the Company recorded $170,000 and $133,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

On April 21, 2016, the Board of Directors granted the officers of the Company non-qualifying stock options (the “Performance Awards”).  The Performance Awards, which are subject to the terms, definitions and provisions of the 2000 Incentive Plan as amended, consist of the following grants:

Officer's Name	Position	Five Year Performance Grant Award
Olaf Karasch	President & Chief Executive Officer	150,000
Mark Schomp	Executive Vice President, Sales & Marketing	50,000
Barbara Russell	Treasurer & Chief Financial Officer	15,000

The Performance Awards, which vest over a five year period, are based solely on the basis of satisfaction of the performance criteria established annually by the Company’s Board of Directors.  The Performance Periods begin on January 1 of each calendar year and ending on December 31 of such year.  The first Performance Period began on January 1, 2016 and ended on December 31, 2016.  The final Performance Period shall begin on January 1, 2020 and shall end on December 31, 2020.  The exercise price for the Performance Awards was set at the closing price of the Company’s stock on January 4, 2016, as established by NASDAQ, at $4.51 per share.

The 2016 Performance Awards consisted of 43,000 or one fifth of the five year total.  Based on the satisfaction of the performance criteria established by the Company’s Board of Directors for the year ended December 31, 2016, the actual number of Performance Awards vested consisted of 13,975 or approximately 32.5% of the annual grant.

The Company granted options to purchase 19,975 and 6,000 shares of common stock during the years ended December 31, 2016 and 2015, respectively.  The weighted average fair value per option at the date of grant for options granted in the years ended December 31, 2016 and 2015 was $2.73 and $4.06, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2016	2015
Risk-free interest rate	1.90%	2.00%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.59	0.66
Expected term (in years)	7.00	7.00

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

F – 25

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at December 31, 2014	385,369	147,705	$13.24	$2.70	-	$30.55
Granted		6,000	$6.34	$6.34	-	$6.34
Forfeited or expired		(7,400)	$30.27	$29.50	-	$30.55
Balances at December 31, 2015	385,369	146,305	$13.24	$2.70	-	$30.55
Granted		19,975	$4.50	$6.34	-	$6.34
Forfeited or expired		(13,116)	$10.38	$29.50	-	$30.55
Balances at December 31, 2016	385,369	153,164	$10.84	$2.70	-	$18.22

Of the 500,000 shares included in the Plan, there have been 114,631 options exercised.  At December 31, 2016, there were 153,164 options outstanding and 232,205 were available for future issuance.

The number of shares of common stock underlying options exercisable at December 31, 2016 was 132,164.  The weighted-average remaining contractual life of those options is 5.12 years.  Exercise prices on options outstanding at December 31, 2016, ranged from $2.70 to $19.99 per share as noted in the following table.

Options Outstanding at December 31,
2016	2015	Range of Exercise Prices
39,164	19,189	$ 2.70 - $ 9.99
90,500	103,616	$ 10.00 - $ 14.99
23,500	23,500	$ 15.00 - $ 19.99
153,164	146,305

As of December 31, 2016, there was approximately $140,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 1.2809 years.

11.	Profit Sharing Plan

The Company has a profit sharing plan that covers the U.S. employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2016 and 2015, there were no contributions to the plan.

The Company also offers U.S. employees a 401(k) savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2016 and 2015 was approximately $66,000 and $72,000, respectively.

F – 26

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

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

At December 31, 2016 and 2015, we marked these contracts to market, recording $2,000 and $6,000, respectively, as a current liability on the consolidated balance sheets.  For the years ended December 31, 2016 and 2015, we recorded a net loss on these contracts of $3,000 and $80,000, respectively, as a component of our net loss.

The following table summarizes the gross fair market value of all derivative instruments, in thousands, which are not designated as hedging instruments and their location in our consolidated balance sheets:

Liability Derivatives
Derivative Instrument	Location	December 31, 2016	December 31, 2015
Foreign Currency Exchange Contracts	Accrued Expenses	$2	$6

The following table summarizes the impact of the Company’s derivatives, in thousands, on the consolidated financial statements of operations for the years ended December 31, 2016 and 2015:

Derivative	Location of Loss on Derivative	Amount of Loss Recognized in Operations Year Ended December 31,
Instrument	Instrument	2016	2015
Foreign Currency Exchange Contracts	Loss on foreign currency exchange rate	$3	$80

F – 27

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

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

Minimum future rental payments for non-cancelable leases as of December 31, 2016 for the next five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2017	$114
2018	95
2019	95
2020	95
2021	95
Thereafter	527
Total minimum lease payments	$1,021

Rent expense under these leases was approximately $114,000 and $115,000 for the years ended December 31, 2016 and 2015, respectively.

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

F – 28

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

14.	Significant Customers

For the years ended December 31, 2016 and 2015, one customer accounted for approximately 24% and 18%, respectively, of our total consolidated sales revenue.  Amounts included in Accounts Receivable for this customer as of December 31, 2016 and 2015 were approximately $290,000 and 140,000, respectively.

15.	Foreign Customer Sales

Revenues from sales to customers located outside the U.S. for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
(In thousands)	2016	2015
Canada, Mexico & South/Central America	$2,608	$3,894
Pacific Rim	2,417	2,906
Europe, Africa & Middle East	9,595	8,461
Total Foreign Sales	$14,620	$15,261

For the years ended December 31, 2016 and 2015, Germany represented 22% and 23%, respectively, of our foreign sales and Italy represented 10% of our 2016 foreign sales.

16.	Sales by Product

Revenues from sales by product for the years ended December 31, 2016 and 2015 are as follows (in thousands):

Product	2016		2015		Variance
ALUPREM	$16,802	44%	$13,319	36%	$3,483	26%
HITOX	8,006	21%	10,392	28%	(2,386)	-23%
BARTEX / BARYPREM	8,217	21%	8,417	23%	(200)	-2%
HALTEX / OPTILOAD	4,364	11%	3,462	9%	902	26%
TIOPREM	742	2%	718	2%	24	3%
SR	-	0%	14	<1%	(14)	-100%
OTHER	325	1%	737	2%	(412)	-56%
Total	$38,456	100%	$37,059	100%	$1,397	4%

F – 29

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2016 and 2015

TOR Minerals International, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2016 and 2015
(In thousands)

			Additions	Deductions
		Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of year
Allowance for Doubtful Accounts Receivable:
2016		$366	$42	$(295)	$-	$(11)	$102

2015		$83	$312	$(25)	$-	$(4)	$366

			Additions	Deductions
		Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of year
Inventory Reserve:
2016		$826	$60	$(458)	$-	$(29)	$399

2015		$85	$2,614	$(1,869)	$-	$(4)	$826

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments	Balance at End of year
Deferred Tax Valuation Allowance:
2016	$1,703	$-	$-	$(225)	$-	$-	$1,478

2015	$-	$1,703	$-	$-	$-	$-	$1,703

F – 30