Form 10-Q
period 2017-03-31
TOR MINERALS INTERNATIONAL INC
filed 2017-04-26
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
Commission file number 0-17321 TOR MINERALS INTERNATIONAL, INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	74-2081929 (I.R.S. Employer Identification No.)
722 Burleson Street, Corpus Christi, Texas 78402 (Address of principal executive offices)
(361) 883-5591 (Registrant’s telephone number, including area code) ____________________________
Not Applicable (Former name, former address and former fiscal year, if changed since last report) ____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $1.25 par value	Shares Outstanding as of April 26, 2017 3,541,703

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Consolidated Statements of Operations -- Three months ended March 31, 2017 and 2016	3
	Consolidated Statements of Comprehensive Income -- Three months ended March 31, 2017 and 2016	4
	Consolidated Balance Sheets -- March 31, 2017 and December 31, 2016	5
	Consolidated Statements of Cash Flows -- Three months ended March 31, 2017 and 2016	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	27

Part II - Other Information

Item 6.	Exhibits	28

Signatures		28

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements about the business, financial condition and prospects of TOR Minerals International, Inc. (the “Company”).  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in exchange rates, changes in the cost of energy, fluctuations in market price for titanium dioxide (“TiO2”) pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filing with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K under Item 1A. Risk Factors.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “foresees,” “intends,” “may,” “likely,” “should”, “could” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Item 1.	Financial Statements and Supplementary Data

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
NET SALES	$10,696	$9,572
Cost of sales	9,569	8,247
GROSS MARGIN	1,127	1,325
Technical services, research and development	43	38
Selling, general and administrative expenses	1,193	842
Loss on disposal of assets	-	(1)
OPERATING (LOSS) INCOME	(109)	446
OTHER INCOME (EXPENSE):
Interest expense, net	(29)	(50)
Loss on foreign currency exchange rate	(33)	(89)
Other, net	1	12
Total Other Expense	(61)	(127)
(LOSS) INCOME BEFORE INCOME TAX	(170)	319
Income tax (benefit) expense	(38)	75
NET (LOSS) INCOME	$(132)	$244

(Loss) earnings per common share:
Basic	$(0.04)	$0.08
Diluted	$(0.04)	$0.08
Weighted average common shares outstanding:
Basic	3,542	3,014
Diluted	3,542	3,187

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
NET (LOSS) INCOME	$(132)	$244
OTHER COMPREHENSIVE INCOME, net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain	186	904
Other comprehensive income, net of tax	186	904
COMPREHENSIVE INCOME	$54	$1,148

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,725	$3,716
Trade accounts receivable, net	5,266	3,557
Inventories, net	9,361	11,776
Other current assets	1,062	742
Total current assets	19,414	19,791
PROPERTY, PLANT AND EQUIPMENT, net	16,388	15,907
DEFERRED TAX ASSET, foreign	-	27
OTHER ASSETS	4	4
Total Assets	$35,806	$35,729

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,694	$2,122
Accrued expenses	1,946	1,136
Export credit refinancing facility	-	206
Current maturities of long-term debt – financial institutions	1,102	1,142
Total current liabilities	4,742	4,606
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	2,608	2,725
DEFERRED TAX LIABILITY, domestic	75	127
DEFERRED TAX LIABILITY, foreign	10	-
Total liabilities	7,435	7,458
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,542 shares issued and outstanding at March 31, 2017 and December 31, 2016	4,426	4,426
Additional paid-in capital	30,590	30,544
Accumulated deficit	(4,953)	(4,821)
Accumulated other comprehensive loss	(1,692)	(1,878)
Total shareholders' equity	28,371	28,271
Total Liabilities and Shareholders' Equity	$35,806	$35,729

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(132)	$244
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	647	633
Loss on disposal of assets	-	(1)
Stock-based compensation	46	49
Deferred income tax benefit	(16)	(5)
Recovery of bad debts	-	(273)
Changes in working capital:
Trade accounts receivables	(1,684)	(426)
Inventories	2,487	1,829
Other current assets	(313)	(26)
Accounts payable and accrued expenses	275	(127)
Net cash provided by operating activities	1,310	1,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(895)	(228)
Net cash used in investing activities	(895)	(228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	-	4
Payments on lines of credit	-	(202)
Proceeds from export credit refinancing facility	-	523
Payments on export credit refinancing facility	(209)	(828)
Payments on long-term bank debt	(215)	(313)
Net cash used in financing activities	(424)	(816)
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	18	38
Net increase in cash and cash equivalents	9	891
Cash and cash equivalents at beginning of period	3,716	813
Cash and cash equivalents at end of period	$3,725	$1,704

Supplemental cash flow disclosures:
Interest paid	$30	$28
Income taxes paid	$105	$9
Non-cash financing activities:
Capital expenditures financed through accounts payable and accrued expenses	$72	$260

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim consolidated financial statements (the “financial statements”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, BV (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”).  All significant intercompany transactions have been eliminated.  (All adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.)  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.  Operating results for the three month period ended March 31, 2017, are not necessarily indicative of the results for the year ending December 31, 2017.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes how companies account for certain aspects of share based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The adoption of this standard, which we adopted on January 1, 2017, did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Income Taxes

The Company records income taxes using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income taxes consisted of federal income tax benefit of approximately $54,000, state income tax expense of approximately $4,000 and foreign tax expense of approximately $12,000 for the three month period ended March 31, 2017, as compared to a federal income tax benefit of approximately $81,000, state income tax expense of approximately $5,000 and foreign tax expense of approximately $151,000 for the same three month period in 2016.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2013 through December 31, 2016.  Our state tax return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2012 through December 31, 2016.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2012.

As of January 1, 2017, we did not have any unrecognized tax benefits and there was no change during the three month period ended March 31, 2017.  In addition, we did not recognize any interest and penalties in our financial statements during the three month period ended March 31, 2017.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of March 31, 2017 and December 31, 2016, in thousands:

	March 31, 2017	December 31, 2016
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at March 31, 2017, due July 1, 2029, secured by TPT's land and buildings. (Euro balance at March 31, 2017, €192)	$206	$206
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at March 31, 2017, due January 31, 2030, secured by TPT's land and buildings. (Euro balance at March 31, 2017, €219)	234	234
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.0% per annum, due December 31, 2025, is secured by TPT's land and buildings. (Euro balance at March 31, 2017, €875)	935	947
Variable rate Euro term note payable to a Netherlands bank, with a EURIBOR interest rate plus bank margin of 2.3% per annum, due December 31, 2020, is secured by substantially all of TPT's assets. The interest rate at March 31, 2017 was 2.3%. (Euro balance at March 31, 2017, €1,762)	1,883	1,978
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 2% above the bank base lending rate, due October 25, 2018, secured by TMM's property, plant and equipment. The interest rate at March 31, 2017 was 5.2%. (Ringgit balance at March 31, 2017, RM 2,000)	452	502

Total	3,710	3,867
Less current maturities	1,102	1,142
Total long-term debt - financial institutions	$2,608	$2,725

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On March 17, 2017, the Lender increased the minimum interest rate floor from 4.75% to 5.0%.

On June 23, 2016, the Company and the Lender amended and restated the credit agreement (the “Amended Agreement”). Under the terms of the Amended Agreement, the Lender extended the maturity date on the Line from October 15, 2016 to October 15, 2017. In addition, the Company requested that the Lender reduce the Line from $2,000,000 to $1,000,000. Under the terms of the Amended Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis. The Company was in compliance with all covenants at March 31, 2017.

Under the terms of the Amended Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.0%.  At March 31, 2017, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short term banking facility (the “TPT Amended Agreement”) with Rabobank.  Under the terms of the TPT Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,175,000 to $534,000 at March 31, 2017) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%.  The interest rate was 2.93% at March 31, 2017.  No funds were outstanding on the TPT line of credit at March 31, 2017.  TPT was in compliance with all covenants at March 31, 2017.

Asian Operations

On August 24, 2015, TMM amended its short term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  TMM is currently negotiating with HSBC to extend the maturity date to June 30, 2017.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($113,000 at 3/31/2017); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,364,000 at 3/31/2017); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,130,000 at 3/31/2017).  At March 31, 2017, no funds were outstanding on the HSBC short term banking facility.

On February 21, 2017, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from August 10, 2016 to August 11, 2017.  The RHB facility includes the following: (1) a multi-trade line of RM 3,500,000 ($791,000 at 3/31/2017); (2) a bank guarantee of RM 1,200,000 ($271,000 at 3/31/2017); and (3) a foreign exchange contract line of RM 2,500,000 ($565,000 at 3/31/2017). At March 31, 2017, no funds were outstanding on the RHB short term banking facility.

The interest rate was 5.9% at March 31, 2017.  No funds were outstanding on TMM’s credit facility for the ECR.  TMM was in compliance with all covenants at March 31, 2017.

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

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of March 31, 2017 and December 31, 2016.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at March 31, 2017 or at December 31, 2016.  In addition, the Company did not hold any foreign currency forward contracts at March 31, 2017.

	Fair Value Measurements
(In Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Liability
December 31, 2016
Currency forward contracts	$2	$-	$2	$-
March 31, 2017
Currency forward contracts	$-	$-	$-	$-

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

	March 31, 2017		December 31, 2016
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,710	$3,632	$3,867	$3,785

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 4.	Inventories

Following is a summary of inventory at March 31, 2017 and December 31, 2016, in thousands:

	March 31,	December 31,
	2017	2016
Raw materials	$4,590	$5,235
Work in progress	1,192	1,636
Finished goods	3,221	4,587
Supplies	737	717
Total Inventories	9,740	12,175
Inventory reserve	(379)	(399)
Net Inventories	$9,361	$11,776

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2017	2016
Numerator:
Net (Loss) Income - basic and diluted	$(132)	$244

Denominator:
Denominator for basic (loss) earnings per share - weighted-average shares	3,542	3,014
Effect of dilutive securities:
Employee stock options	-	1
Warrants	-	172
Dilutive potential common shares	-	173
Denominator for diluted (loss) earnings per share - weighted-average shares and assumed conversions	3,542	3,187
Basic and diluted (loss) earnings per common share	$(0.04)	$0.08

For the three month period ended March 31, 2017, approximately 173,000 employee stock options were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive due to the net loss for the period.

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

Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which includes an inter-company profit margin.  The segment profit (loss) included in the table below from each location is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consist primarily of ALUPREM®, Synthetic Rutile, HITOX® and TIOPREM®.

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

For the three months ended:
March 31, 2017
Net Sales:
Customer sales	$6,995	$2,794	$907	$-	$10,696
Intercompany sales	17	1,276	952	(2,245)	-
Total Net Sales	$7,012	$4,070	$1,859	$(2,245)	$10,696

Segment (loss) income	$(71)	$(77)	$83	$(67)	$(132)
As of March 31, 2017
Segments assets	$16,641	$14,090	$5,075	$-	$35,806
For the three months ended:
March 31, 2016
Net Sales:
Customer sales	$6,491	$2,435	$646	$-	$9,572
Intercompany sales	53	1,360	1,572	(2,985)	-
Total Net Sales	$6,544	$3,795	$2,218	$(2,985)	$9,572

Segment income (loss)	$(33)	$320	$41	$(84)	$244
As of March 31, 2016
Segment assets	$16,555	$14,691	$8,294	$(1,765)	$37,775

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 7.	Stock Options and Equity Compensation Plan

For the three month periods ended March 31, 2017 and 2016, the Company recorded stock-based employee compensation expense of approximately $46,000 and $49,000, respectively.  This compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company granted 215,000 stock options during the three month period ended March 31, 2016.  No options were granted during the same three month period of 2017.

As of March 31, 2017, there was approximately $160,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 0.75 years.

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

The Company did not hold any foreign currency forward contracts at March 31, 2017.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our consolidated balance sheets at March 31, 2017 and December 31, 2016, in thousands:

Liability Derivatives
Derivative Instrument	Location	March 31, 2017	December 31, 2016
Foreign Currency Exchange Contracts	Accrued Expenses	$-	$2

For the three month periods ended March 31, 2017 and 2016, we did not incur a gain or loss on these contracts.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We manage our business in three geographical segments – United States, European and Asia (See Note 6 to our condensed consolidated financial statements).  The accounting policies of the segments are the same as those described in the Summary of Significant Policies (See Note 1 to our condensed consolidated financial statements).  Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which include an inter-company profit margin.  The segment profit (loss), included in Note 6, from each location is reflective of these inter-company prices, as is inventory at the segment location prior to elimination adjustments.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in segment inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below are our results for the three month periods ended March 31, 2017 and 2016.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended March 31,
	2017	2016
NET SALES	$10,696	$9,572
Cost of sales	9,569	8,247
GROSS MARGIN	1,127	1,325
Technical services, research and development	43	38
Selling, general and administrative expenses	1,193	842
Loss on disposal of assets	-	(1)
OPERATING (LOSS) INCOME	(109)	446
OTHER INCOME (EXPENSE):
Interest expense, net	(29)	(50)
Loss on foreign currency exchange rate	(33)	(89)
Other, net	1	12
(LOSS) INCOME BEFORE INCOME TAX	(170)	319
Income tax (benefit) expense	(38)	75
NET (LOSS) INCOME	$(132)	$244

(Loss) earnings per common share:
Basic	$(0.04)	$0.08
Diluted	$(0.04)	$0.08

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company and its subsidiaries operate in three geographic segments.  Product sales between the U.S., European and Asian and operations are based on inter-company pricing which includes an inter-company profit margin.  The inter-company sales are excluded from our consolidated sales and from the sales of each of our three geographic segments.

Net Sales:  Consolidated net sales increased approximately 12% for the three month period ended March 31, 2017, as compared to the same three month period of 2016.  The increase was primarily due to an increase in volume at each of our three operations.

Below is a summary of our consolidated products sales for the three month periods ended March 31, 2017 and 2016 (in thousands).

	(Unaudited)
	Three Months Ended March 31,
Product	2017		2016		Variance
ALUPREM	$4,493	42%	$3,846	40%	$647	17%
HITOX	2,451	23%	2,172	23%	279	13%
BARTEX/BARYPREM	2,250	21%	2,198	23%	52	2%
HALTEX/OPTILOAD	1,250	12%	988	10%	262	27%
TIOPREM	152	1%	237	3%	(85)	(36%)
OTHER	100	1%	131	1%	(31)	(24%)
Total	$10,696	100%	$9,572	100%	$1,124	12%

ALUPREM sales increased 17% for the three month period ended March 31, 2017, primarily related to an increase in volume of 14% and change in product mix of 3%.  ALUPREM volume increased in both the U.S. and European markets and the change in product mix relates primarily to U.S. customers.  The U.S. and European markets represented 53% and 47%, respectively, of our ALUPREM sales during the three month period ended March 31, 2017.

HITOX sales increased 13% for the three month period ended March 31, 2017, primarily due to an increase in volume of 22%, which was partially offset by a decrease in selling price of 9%.  The increase in volume at our European and Asian operations was partially offset by a decrease in volume at our U.S. operation.  The decrease in selling price was primarily related to the U.S. and European markets.  The increase in sales volume of HITOX was primarily related to an increase in volume related to both existing and new customers.  While the global TiO2 market has faced significant challenges related to aggressive pricing pressure from producers of white TiO2 in China over the last several years, there have been recent signs of the market improving.  As a result, we anticipate the global conditions in the TiO2 market to gain strength over the next year.

BARTEX®/BARYPREM® sales increased 2% during the three month period ended March 31, 2017, primarily due to an increase in volume of 4% and a decrease in revenue related to product mix of 2%.  The increase in volume relates to BARYPREM sales in Europe, which are primarily the result of sales to a major customer.  The increase in volume was partially offset by a shift in product mix for BARTEX sales in the U.S.

HALTEX®/OPTILOAD® sales increased 27% for the three month period ended March 31, 2017, due to an increase in volume of 28%, which was partially offset by a change in product mix of 1%.  The increase in volume was primarily due to an increase in our U.S. customer base, as well as an increase in requirements for existing customers.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

TIOPREM sales decreased 36% for the three month period ended March 31, 2017, primarily due to a reduction in volume and selling price of 29% and 7%, respectively.

Other Product sales decreased 24% for the three month period ended March 31, 2017, primarily due to a decrease in volume and selling price in the U.S. of 18% and 6%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Below is a summary of net sales for our U.S. operation for the three month periods ended March 31, 2017 and 2016 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2017		2016		Variance
ALUPREM	$2,398	34%	$1,909	30%	$489	26%
HITOX	1,254	18%	1,358	21%	(104)	(8%)
BARTEX	1,841	26%	1,889	29%	(48)	(3%)
HALTEX/OPTILOAD	1,250	18%	988	15%	262	27%
TIOPREM	152	2%	216	3%	(64)	(30%)
OTHER	100	2%	131	2%	(31)	(24%)
Total	$6,995	100%	$6,491	100%	$504	8%

ALUPREM sales increased 26% for the three month period ended March 31, 2017, primarily related to an increase in volume 22% and an increase related to product mix of 4%.  The increase in volume primarily related to a significant U.S. customer; however, we have increased our U.S. customer base for ALUPREM products which had a positive impact on sales revenue recognized during the first three months of 2017.

HITOX sales decreased 8% for the three month period ended March 31, 2017, primarily due to a reduction in volume of 4% and selling price of 4%.  The decrease in sales volume and selling price primarily relates to the continued weakness in the U.S. TiO2 market.  While the global TiO2 market has faced significant challenges related to aggressive pricing pressure from producers of white TiO2 in China over the last several years, there have been recent signs of the market improving.  As a result, we anticipate the global conditions in the TiO2 market to gain strength over the next year.

BARTEX sales decreased 3% for the three month period ended March 31, 2017, primarily due to a decrease in volume and shift in product mix of 1% and 2%, respectively.  The change in demand primarily relates to timing of orders of both our current and new customers.

HALTEX/OPTILOAD sales increased 27% for the three month period ended March 31, 2017, due to an increase in volume of 28%, which was partially offset by a change in product mix of 1%.  The increase in volume was primarily due to an increase in our U.S. customer base, as well as an increase in requirements for existing customers.

TIOPREM sales decreased 30% for the three month period ended March 31, 2017, primarily due to a decrease in volume and selling price of 21% and 9%, respectively.

Other Product sales decreased 24% for the three month period ended March 31, 2017, primarily due to a decrease in volume and selling price in the U.S. of 18% and 6%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operations

TPT manufactures and sells ALUPREM to third party customers, as well as to our U.S. operations for distribution to our North American customers.  TPT purchases HITOX from our Asian operation and TIOPREM from our U.S. operation for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three month periods ended March 31, 2017 and 2016 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2017		2016		Variance
ALUPREM	$2,095	75%	$1,937	80%	$158	8%
BARYPREM	409	15%	309	13%	100	32%
HITOX	290	10%	180	7%	110	61%
TIOPREM	-	0%	9	<1%	(9)	(100%)
Total	$2,794	100%	$2,435	100%	$359	15%

ALUPREM sales in Europe increased 8% for the three month period ended March 31, 2017, primarily due to an increase in volume and a change in product mix of 7% and 1%, respectively.  The increase in ALUPREM volume relates to demand in the European markets by both our current and new customers.

BARYPREM sales in Europe increased 32% for the three month period ended March 31, 2017, due to an increase in volume of 35%, which was partially offset by a change in product mix of 3%.  The increase in BARYPREM sales primarily relates to sales demand of a major customer.

HITOX sales in Europe increased 61% during the three month period ended March 31, 2017, primarily due to an increase in volume in volume of 72%, which was partially offset by a decrease in selling price of 11%.  The European HITOX sales volumes have seen a significant increase during the three month period ended March 31, 2017; however, the selling price continues to be impacted by the overall weakness in the global TiO2 market.

TIOPREM sales in Europe decreased 100% during the three month period ended March 31, 2017, due to a decrease in demand from our current customers.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

TMM manufactures and sells HITOX to third party customers, as well as to our U.S. and European operations.  The following table represents TMM’s sales (in thousands) for the three month periods ended March 31, 2017 and 2016 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended March 31,
Product	2017		2016		Variance
HITOX	$907	100%	$634	98%	$273	43%
TIOPREM	-		12	2%	(12)	100%
Total	$907	100%	$646	100%	$261	40%

HITOX sales in Asia increased 43% for the three month period ended March 31, 2017, primarily due to an increase in volume of 45%, which was partially offset by a decrease in selling price of 2%.  The increase in volume is primarily related to an increase in demand by both current and new customers.  While the global TiO2 market has faced significant challenges related to aggressive pricing pressure from producers of white TiO2 in China over the last several years, there have been recent signs of the market improving.  As a result, we anticipate the global conditions in the TiO2 market to gain strength over the next year.

TIOPREM sales in Asia decreased in volume 100% for the three month period ended March 31, 2017, primarily due to a decrease in volume.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three month periods ended March 31, 2017 and 2016, in thousands.

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
NET SALES	$10,696	$9,572
Cost of sales	9,569	8,247
GROSS MARGIN	$1,127	$1,325
GROSS MARGIN %	10.5%	13.8%

For the three month period ended March 31, 2017, gross margin decreased 3.3%.  A decrease in efficiencies decreased gross margin 3.7%, which was partially offset by a decrease in raw materials of 0.8%

Selling, General, Administrative and Expenses (“SG&A”):  For the three month period ended March 31, 2017, SG&A expense increased approximately 41.7%.  The primarily factor increasing the current period SG&A relates to the reversal in the first quarter of 2016 of a customer’s account which was deemed uncollectable in 2015.  Collection on this account resulted in a reversal to bad debt expense in the first quarter of 2016 and accounts for 31.0% of the current period increase of 41.7%.  The remaining 10.7% consists of an increase in salaries of 8.0% and sales commissions of 6.0%, which were partially offset by a reduction of legal fees of 3.2%.

Interest Expense:  Net interest expense decreased approximately 42% for the three month period ended March 31, 2017, due to a decrease in our average long-term and short-term financing at each of our three segments.

Income Taxes: Income taxes consisted of federal income tax benefit of approximately $54,000, state income tax expense of approximately $4,000 and foreign tax expense of approximately $12,000 for the three month period ended March 31, 2017, as compared to a federal income tax benefit of approximately $81,000, state income tax expense of approximately $5,000 and foreign tax expense of approximately $151,000 for the same three month period in 2016.  The variance between income taxes for the three month period ended March 31, 2017 and 2016, primarily relates to the current period resulting in a net loss as compared to a net income during the same period of 2016.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Long-term Debt – Financial Institutions

A schedule of our long-term debt to financial institutions as of March 31, 2017 and December 31, 2016, is included in Note 2 to the consolidated financial statements on page 8.

Our current maturities of long-term debt, as well as other current maturities, will be paid with current cash and cash generated from operations.

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On March 17, 2017, the Lender increased the minimum interest rate floor from 4.75% to 5.0%.

On June 23, 2016, the Company and the Lender amended and restated the credit agreement (the “Amended Agreement”). Under the terms of the Amended Agreement, the Lender extended the maturity date on the Line from October 15, 2016 to October 15, 2017. In addition, the Company requested that the Lender reduce the Line from $2,000,000 to $1,000,000. Under the terms of the Amended Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis. The Company was in compliance with all covenants at March 31, 2017.

Under the terms of the Amended Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.0%.  At March 31, 2017, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short term banking facility (the “TPT Amended Agreement”) with Rabobank.  Under the terms of the TPT Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,175,000 to $534,000 at March 31, 2017) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%.  The interest rate was 2.93% at March 31, 2017.  No funds were outstanding on the TPT line of credit at March 31, 2017.  TPT was in compliance with all covenants at March 31, 2017.

Asian Operations

On August 24, 2015, TMM amended its short term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  TMM is currently negotiating with HSBC to extend the maturity date to June 30, 2017.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($113,000 at 3/31/2017); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,364,000 at 3/31/2017); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,130,000 at 3/31/2017).  At March 31, 2017, no funds were outstanding on the HSBC short term banking facility.

On February 21, 2017, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from August 10, 2016 to August 11, 2017.  The RHB facility includes the following: (1) a multi-trade line of RM 3,500,000 ($791,000 at 3/31/2017); (2) a bank guarantee of RM 1,200,000 ($271,000 at 3/31/2017); and (3) a foreign exchange contract line of RM 2,500,000 ($565,000 at 3/31/2017).  At March 31, 2017, no funds were outstanding on the RHB short term banking facility.

The interest rate was 5.9% at March 31, 2017.  No funds were outstanding on TMM’s credit facility for the ECR.  TMM was in compliance with all covenants at March 31, 2017.

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

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents increased $9,000 from December 31, 2016 to March 31, 2017.  Operating activities provided $1,310,000 and the effect of the exchange rates fluctuations increased cash $18,000.  We used $895,000 in investing activities and $424,000 in financing activities during the three months ended March 31, 2017.

	(Unaudited)
	Three Months Ended March 31,
(In thousands)	2017	2016
Net cash provided by (used in)
Operating activities	$1,310	$1,897
Investing activities	(895)	(228)
Financing activities	(424)	(816)
Effect of exchange rate fluctuations	18	38
Net increase in cash and cash equivalents	$9	$891

Operating Activities

Below are the major changes in working capital impacting cash provided by operating activities during the three month period ended March 31, 2017.

➢     Trade Accounts Receivable:  Accounts receivable used cash of $1,684,000 during the first three months of 2017.  The increase in accounts receivable is primarily due to the timing of sales between the fourth quarter of 2016 and the first quarter of 2017, primarily at the U.S. operation.  Accounts receivable increased $1,297,000 at the U.S. operation, $49,000 at TPT and $338,000 at TMM.

➢     Inventories: Inventories provided cash of $2,487,000 during the first three months of 2017.  Inventories at the U.S. operation decreased $1,790,000, primarily related to a decrease in finished goods and raw materials.  TMM’s inventory decreased approximately $590,000, primarily related to a decrease in finished goods.  TPT’s inventory decreased approximately $107,000, primarily related to a decrease in raw materials.

➢    Other Current Assets:  Other current assets used cash of $313,000 during the first three months of 2017.  Current assets at the U.S. operation increased $69,000 primarily related to annual fees paid during the first quarter of the year.  TMM’s current assets increased $98,000, primarily related to the timing of its land rent assessment.  TPT’s current assets increased $146,000, primarily related to deposits on spare parts.

➢    Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses provided cash of $275,000 during the first three months of 2017.  Accounts payable and accrued expenses at the U.S. operation increased $492,000, primarily related to accrued inventory purchases.  At TPT, accounts payable and accrued expenses decreased $195,000, primarily related to the payment of taxes.  At TMM, accounts payable and accrued expenses decreased $22,000, primarily related to the timing of purchases.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $895,000 in investing activities during the first three months of 2017 related to equipment purchases and plant expansion at our U.S. and European locations.  Net investments are as follows:

➢ U.S. Operation:  We invested approximately $382,000 during the first three months of 2017 for new production equipment designed to improve production yield and efficiency.

➢    European Operation:  We invested $502,000 at TPT during the first three months of 2017 for new equipment to increase the production capacity and efficiency of ALUPREM.

➢    Asian Operation:  We invested $11,000 in the first three months of 2017 at TMM primarily related to capital maintenance.

Financing Activities

We used cash of $424,000 in financing activities during the three month period ended March 31, 2017.  Significant factors relating to financing activities include the following:

➢  Lines of Credit

➢    U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during the first three months of 2017.

➢    European Operation:  Borrowings on TPT’s line of credit were not utilized by the Company during the first three months of 2017.

➢    Asian Operation:  Borrowings on TMM’s line of credit were not utilized by the Company during the first three months of 2017.

➢  Export Credit Refinancing (“ECR”) – TMM’s borrowing on the ECR decreased $209,000 during the first three months of 2017.

➢  Long-term Debt

➢      U.S. Operation:  Our U.S. operation did not utilize long-term debt during the first three months of 2017.

➢  European Operation:  TPT’s long-term debt decreased $159,000 during the three month period ended March 31, 2017.

➢     Asian Operation:  TMM’s long-term debt decreased $56,000 during the three month period ended March 31, 2017.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements and Contractual Obligations

No material changes have been made to the “Off-Balance Sheet Arrangements and Contractual Obligations” noted in the Company’s 2016 Annual Report on Form 10-K.

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

TOR Minerals International, Inc.
____________
(Registrant)

Date:	April 26, 2017	OLAF KARASCH Olaf Karasch President and Chief Executive Officer (Principal Executive Officer)

Date:	April 26, 2017	BARBARA RUSSELL Barbara Russell Chief Financial Officer (Principal Accounting Officer)