Form 10-Q
period 2017-06-30
TOR MINERALS INTERNATIONAL INC
filed 2017-08-08
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $1.25 par value	Shares Outstanding as of August 8, 2017 3,541,703

Table of Contents

Part I - Financial Information
		Page No.
Item 1.	Condensed Consolidated Financial Statements
	Consolidated Statements of Income -- Three and six months ended June 30, 2017 and 2016	3
	Consolidated Statements of Comprehensive Income (Loss) -- Three and six months ended June 30, 2017 and 2016	4
	Consolidated Balance Sheets -- June 30, 2017 and December 31, 2016	5
	Consolidated Statements of Cash Flows -- Six months ended June 30, 2017 and 2016	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	28

Part II - Other Information

Item 6.	Exhibits	29

Signatures		29

Forward Looking Information

This Quarterly Report on Form 10-Q (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements about the business, financial condition and prospects of TOR Minerals International, Inc. (the “Company”).  The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for the Company’s products, changes in competition, economic conditions, fluctuations in exchange rates, changes in the cost of energy, fluctuations in market price for titanium dioxide (“TiO2”) pigments, interest rate fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to the Company’s business, and other risks indicated in the Company’s filing with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K under Item 1A, “Risk Factors”.  These risks and uncertainties are beyond the ability of the Company to control, and, in many cases, the Company cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.  When used in this report, words such as “believes,” “estimates,” “plans,” “expects,” “anticipates,” “foresees,” “intends,” “may,” “likely,” “should”, “could” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.  We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements, except as required by law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Item 1.	Financial Statements and Supplementary Data

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET SALES	$10,731	$9,850	$21,427	$19,422
Cost of sales	9,053	8,680	18,622	16,927
GROSS MARGIN	1,678	1,170	2,805	2,495
Technical services, research and development	43	52	86	90
Selling, general and administrative expenses	1,216	1,062	2,409	1,903
OPERATING INCOME	419	56	310	502
OTHER INCOME (EXPENSE):
Interest expense, net	(29)	(47)	(58)	(97)
Gain (loss) on foreign currency exchange rate	10	10	(23)	(79)
Other, net	14	16	15	28
Total Other Expense	(5)	(21)	(66)	(148)
INCOME BEFORE INCOME TAX	414	35	244	354
Income tax expense (benefit)	62	(52)	24	23
NET INCOME	$352	$87	$220	$331

Earnings per common share:
Basic	$0.10	$0.03	$0.06	$0.10
Diluted	$0.10	$0.03	$0.06	$0.10
Weighted average common shares outstanding:
Basic	3,542	3,402	3,542	3,208
Diluted	3,563	3,459	3,559	3,323

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME	$352	$87	$220	$331
OTHER COMPREHENSIVE INCOME (LOSS) , net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	700	(338)	886	566
Other comprehensive income (loss), net of tax	700	(338)	886	566
COMPREHENSIVE INCOME (LOSS)	$1,052	$(251)	$1,106	$897

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,813	$3,716
Trade accounts receivable, net	4,798	3,557
Inventories, net	11,330	11,776
Other current assets	1,289	742
Total current assets	20,230	19,791
PROPERTY, PLANT AND EQUIPMENT, net	17,448	15,907
DEFERRED TAX ASSET, foreign	24	27
OTHER ASSETS	4	4
Total Assets	$37,706	$35,729

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,851	$2,122
Accrued expenses	1,530	1,136
Export credit refinancing facility	-	206
Current maturities of long-term debt – financial institutions	1,102	1,142
Total current liabilities	5,483	4,606
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	2,614	2,725
DEFERRED TAX LIABILITY, domestic	120	127
Total liabilities	8,217	7,458
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,542 shares issued and outstanding at June 30, 2017 and December 31, 2016	4,426	4,426
Additional paid-in capital	30,656	30,544
Accumulated deficit	(4,601)	(4,821)
Accumulated other comprehensive loss	(992)	(1,878)
Total shareholders' equity	29,489	28,271
Total Liabilities and Shareholders' Equity	$37,706	$35,729

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220	$331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,321	1,269
Gain on disposal of assets	-	(1)
Stock-based compensation	109	85
Deferred income tax benefit	(6)	(121)
Inventory reserve		85
Allowance for (recovery of) bad debts	21	(273)
Changes in working capital:
Trade accounts receivables	(1,133)	(976)
Inventories	730	3,210
Other current assets	(507)	(23)
Accounts payable and accrued expenses	618	(325)
Net cash provided by operating activities	1,373	3,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,707)	(790)
Net cash used in investing activities	(1,707)	(790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	-	3
Payments on lines of credit	-	(197)
Proceeds from export credit refinancing facility	-	935
Payments on export credit refinancing facility	(215)	(1,508)
Payments on long-term bank debt	(460)	(537)
Proceeds from the issuance of common stock through exercise of warrants	-	1,398
Net cash (used in) provided by financing activities	(675)	94
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	106	3
Net (decrease) increase in cash and cash equivalents	(903)	2,568
Cash and cash equivalents at beginning of period	3,716	813
Cash and cash equivalents at end of period	$2,813	$3,381

Supplemental cash flow disclosures:
Interest paid	$59	$77
Income taxes paid	$209	$45
Non-cash financing activities:
Capital expenditures financed through accounts payable and accrued expenses	$320	$-

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 1.     Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim consolidated financial statements (the “financial statements”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, BV (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”).  All significant intercompany transactions have been eliminated.  (All adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.)  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, in our Annual Report on Form 10-K filed with the SEC on March 9, 2017.  Operating results for the three and six month periods ended June 30, 2017, are not necessarily indicative of the results for the year ending December 31, 2017.

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

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as amended by multiple standards updates.  The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements U.S. GAAP and IFRS.  The pronouncement is effective for reporting periods beginning after December 15, 2017.  Based on the analysis completed to date, the Company does not expect the timing and pattern of the Company’s revenue recognition to materially change and as a result the Company does not anticipate material changes upon adoption of the standard; however, the Company is still in the process of evaluating the disclosure requirements.  The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.

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

Income taxes consisted of federal income tax expense of approximately $45,000, state income tax expense of approximately $1,000 and foreign tax expense of approximately $16,000 for the three month period ended June 30, 2017, as compared to a federal tax benefit of approximately $15,000, state tax expense of $1,000 and foreign tax benefit of approximately $38,000 for the same three month period in 2016.

For the six month period ended June 30, 2017, income taxes consisted of federal income tax benefit of approximately $7,000, state income tax expense of approximately $3,000 and foreign tax expense of approximately $28,000, as compared to a federal tax benefit of approximately $94,000, state income tax expense of approximately $3,000 and foreign tax expense of approximately $114,000 for the same six month period in 2016.

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

As of January 1, 2017, we did not have any unrecognized tax benefits and there was no change during the three and six month periods ended June 30, 2017.  In addition, we did not recognize any interest and penalties in our financial statements during the three and six month periods ended June 30, 2017.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 2.     Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of June 30, 2017 and December 31, 2016, in thousands:

	June 30, 2017	December 31, 2016
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at June 30, 2017, due July 1, 2029, secured by TPT's land and buildings. (Euro balance at June 30, 2017, €189)	$216	$206
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at June 30, 2017, due January 31, 2030, secured by TPT's land and buildings. (Euro balance at June 30, 2017, €213)	243	234
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.0% per annum, due December 31, 2025, is secured by TPT's land and buildings. (Euro balance at June 30, 2017, €850)	971	947
Variable rate Euro term note payable to a Netherlands bank, with a EURIBOR interest rate plus bank margin of 2.3% per annum, due December 31, 2020, is secured by substantially all of TPT's assets. The interest rate at June 30, 2017 was 2.3%. (Euro balance at June 30, 2017, €1,645)	1,879	1,978
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 2% above the bank base lending rate, due October 25, 2018, secured by TMM's property, plant and equipment. The interest rate at June 30, 2017 was 5.2%. (Ringgit balance at June 30, 2017, RM 1,750)	407	502

Total	3,716	3,867
Less current maturities	1,102	1,142
Total long-term debt - financial institutions	$2,614	$2,725

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On March 17, 2017, the Lender increased the minimum interest rate floor from 4.75% to 5.0% and on June 15, 2017, increased the rate from 5.0% to 5.25%.

On June 23, 2016, the Company and the Lender amended and restated the credit agreement (the “Amended Agreement”). Under the terms of the Amended Agreement, the Lender extended the maturity date on the Line from October 15, 2016 to October 15, 2017. In addition, the Company requested that the Lender reduce the Line from $2,000,000 to $1,000,000. Under the terms of the Amended Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis. The Company was in compliance with all covenants at June 30, 2017.

Under the terms of the Amended Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.25%.  At June 30, 2017, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short term banking facility (the “TPT Amended Agreement”) with Rabobank.  Under the terms of the TPT Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,256,000 to $571,000 at June 30, 2017) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%.  The interest rate was 3.3% at June 30, 2017.  No funds were outstanding on the TPT line of credit at June 30, 2017.  TPT was in compliance with all covenants at June 30, 2017.

Asian Operations

On August 24, 2015, TMM amended its short term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  TMM is currently negotiating with HSBC to extend the maturity date to June 30, 2018.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($116,000 at June 30, 2017); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,436,000 at June 30, 2017); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,165,000 at June 30, 2017).  At June 30, 2017, no funds were outstanding on the HSBC short term banking facility.

On February 21, 2017, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from August 10, 2016 to August 11, 2017.  The RHB facility includes the following: (1) a multi-trade line of RM 3,500,000 ($815,000 at June 30, 2017); (2) a bank guarantee of RM 1,200,000 ($279,000 at June 30, 2017); and (3) a foreign exchange contract line of RM 2,500,000 ($582,000 at June 30, 2017). At June 30, 2017, no funds were outstanding on the RHB short term banking facility.

The interest rate was 4.9% at June 30, 2017.  No funds were outstanding on TMM’s credit facility for the ECR.  TMM was in compliance with all covenants at June 30, 2017.

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

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 3.     Fair Value Measurements

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of June 30, 2017 and December 31, 2016.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at June 30, 2017 or at December 31, 2016.

	Fair Value Measurements
(In Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Liability
December 31, 2016
Currency forward contracts	$2	$-	$2	$-
June 30, 2017
Currency forward contracts	$3	$-	$3	$-

Our foreign currency derivative financial instruments mitigate foreign currency exchange risks and include forward contracts.  The forward contracts are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income as part of the gain or loss on foreign currency exchange rates included under “Other Expense” on the Company’s consolidated statements of income.  The fair value of the currency forward contracts is determined using Level 2 inputs based on the currency rate in effect at the end of the reporting period.

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

	June 30, 2017		December 31, 2016
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,716	$3,640	$3,867	$3,785

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 4.     Inventories

Following is a summary of inventory at June 30, 2017 and December 31, 2016, in thousands:

	June 30,	December 31,
	2017	2016
Raw materials	$5,578	$5,235
Work in progress	1,541	1,636
Finished goods	3,488	4,587
Supplies	1,121	717
Total Inventories	11,728	12,175
Inventory reserve	(398)	(399)
Net Inventories	$11,330	$11,776

Note 5.     Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net Income - basic and diluted	$352	$87	$220	$331

Denominator:
Denominator for basic earnings per share - weighted-average shares	3,542	3,402	3,542	3,208
Effect of dilutive securities:
Employee stock options	21	1	17	1
Warrants	-	56	-	114
Dilutive potential common shares	21	57	17	115
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	3,563	3,459	3,559	3,323
Basic and diluted earnings per common share	$0.10	$0.03	$0.06	$0.10

Approximately 105,000 and 118,000 employee stock options were excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2017, respectively, as the exercise price was greater than the market price of the common shares and, therefore, the effect would be anti-dilutive.

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

Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which includes an inter-company profit margin.  The segment income (loss) included in the table below from each location is reflective of these inter-company prices, as is inventory at the Corpus Christi location prior to elimination adjustments.  Such presentation is consistent with the internal reporting reviewed by the Company’s chief operating decision maker.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in Corpus Christi inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consist primarily of ALUPREM®, Synthetic Rutile, HITOX® and TIOPREM®.

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

For the three months ended:
June 30, 2017
Net Sales:
Customer sales	$7,074	$2,685	$972	$-	$10,731
Intercompany sales	21	1,534	1,054	(2,609)	-
Total Net Sales	$7,095	$4,219	$2,026	$(2,609)	$10,731

Segment income (loss)	$(3)	$192	$136	$27	$352

June 30, 2016
Net Sales:
Customer sales	$6,878	$2,270	$702	$-	$9,850
Intercompany sales	-	1,925	745	(2,670)	-
Total Net Sales	$6,878	$4,195	$1,447	$(2,670)	$9,850

Segment income (loss)	$(245)	$247	$6	$79	$87

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 6.     Segment Information (continued)

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

For the six months ended:
June 30, 2017
Net Sales:
Customer sales	$14,069	$5,479	$1,879	$-	$21,427
Intercompany sales	37	2,810	2,005	(4,852)	-
Total Net Sales	$14,106	$8,289	$3,884	$(4,852)	$21,427

Segment income (loss)	$(74)	$115	$220	$(41)	$220
As of June 30, 2017
Segments assets	$17,556	$15,183	$5,444	$(477)	$37,706
For the six months ended:
June 30, 2016
Net Sales:
Customer sales	$13,369	$4,705	$1,348	$-	$19,422
Intercompany sales	53	3,285	2,318	(5,656)	-
Total Net Sales	$13,422	$7,990	$3,666	$(5,656)	$19,422

Segment income (loss)	$(278)	$567	$46	$(4)	$331
As of June 30, 2016
Segment assets	$17,180	$14,013	$6,956	$(444)	$37,705

Note 7.     Stock Options and Equity Compensation Plan

For the three and six month periods ended June 30, 2017, the Company recorded stock-based employee compensation expense of $64,000 and $109,000, respectively, as compared to $36,000 and $85,000 for the same three and six month periods of 2016, respectively.  This compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of income.

The Company granted approximately 6,000 and 49,000 stock options during the six month periods ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there was approximately $119,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 0.60 years.

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

At June 30, 2017, we marked these contracts to market, recording $3,000 as a current liability on the consolidated balance sheets.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our consolidated balance sheets at June 30, 2017 and December 31, 2016, in thousands:

Liability Derivatives
Derivative Instrument	Location	June 30, 2017	December 31, 2016
Foreign Currency Exchange Contracts	Accrued Expenses	$3	$2

For both the three and six month periods ended June 30, 2017, we recognized a loss on these contracts of $1,000 as compared to a gain on these contracts of $2,000 for both the three and six month periods ended June 30, 2016.

The following table summarizes, in thousands, the impact of the Company’s derivatives on the consolidated financial statements of operations for the three and six month periods ended June 30, 2017 and 2016:

		Amount of Gain (Loss) Recognized in Operations
Derivative	Location of Gain (Loss) on Derivative	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Instrument	2017	2016	2017	2016
Foreign Currency Exchange Contracts	Gain (loss) on foreign currency exchange rate	$(1)	$2	$(1)	$2

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below are our results for the three and six month periods ended June 30, 2017 and 2016.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET SALES	$10,731	$9,850	$21,427	$19,422
Cost of sales	9,053	8,680	18,622	16,927
GROSS MARGIN	1,678	1,170	2,805	2,495
Technical services, research and development	43	52	86	90
Selling, general and administrative expenses	1,216	1,062	2,409	1,903
OPERATING INCOME	419	56	310	502
OTHER INCOME (EXPENSE):
Interest expense, net	(29)	(47)	(58)	(97)
Gain (loss) on foreign currency exchange rate	10	10	(23)	(79)
Other, net	14	16	15	28
INCOME BEFORE INCOME TAX	414	35	244	354
Income tax expense (benefit)	62	(52)	24	23
NET INCOME	$352	$87	$220	$331

Earnings per common share:
Basic	$0.10	$0.03	$0.06	$0.10
Diluted	$0.10	$0.03	$0.06	$0.10

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

Net Sales:  Consolidated net sales increased approximately 9% and 10% for the three and six month periods ended June 30, 2017, respectively, as compared to the same three and six month periods of 2016, primarily due to an increase in sales volume across major product categories.

Below is a summary of our consolidated products sales for the three and six month periods ended June 30, 2017 and 2016 (in thousands).

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2017		2016		Variance		2017		2016		Variance
ALUPREM	$4,380	41%	$3,970	40%	$410	10%	$8,873	41%	$7,816	40%	$1,057	14%
HITOX	2,434	23%	2,352	24%	82	3%	4,885	23%	4,524	23%	361	8%
BARTEX/ BARYPREM	2,045	19%	2,094	22%	(49)	(2%)	4,295	20%	4,292	22%	3	0%
HALTEX/ OPTILOAD	1,623	15%	1,103	11%	520	47%	2,873	13%	2,091	11%	782	37%
TIOPREM	146	1%	231	2%	(85)	(37%)	298	2%	468	3%	(170)	(36%)
OTHER	103	1%	100	1%	3	3%	203	1%	231	1%	(28)	(12%)
Total	$10,731	100%	$9,850	100%	$881	9%	$21,427	100%	$19,422	100%	$2,005	10%

ALUPREM sales increased 10% for the three month period ended June 30, 2017, primarily related to an increase in volume in the European markets.  For the quarter, volume in U.S. market was flat.

For the six month period ended June 30, 2017, ALUPREM sales increased 14%, primarily due to an increase in volume of 13% in the European and U.S. markets and a shift in product mix of 1%.

Due to the order pattern of our largest ALUPREM customers, sales volumes can vary significantly from quarter to quarter and does not necessarily follow a normal seasonal pattern.

HITOX sales increased 3% for the three month period ended June 30, 2017, primarily due to an increase in volume of 9%, which was partially offset by a reduction in selling price of 6%.

For the six month period ended June 30, 2017, HITOX sales increased 8%, primarily due to an increase in volume of 15%, which was partially offset by a reduction in selling price of 7%.

The increase in volume at our European and Asian operations was partially offset by a decrease in volume at our U.S. operation.  The decrease in selling price was primarily related to the global region of the sales.  The increase in sales volume of HITOX was primarily related to an increase in volume related to both existing and new customers.  While the global TiO2 market has faced significant challenges related to aggressive pricing pressure from producers of white TiO2 in China over the last several years, there have been recent signs of the market improving.  As a result, we anticipate the global conditions in the TiO2 market to gain strength over the next year.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

BARTEX®/BARYPREM® sales decreased 2% during the three month period ended June 30, 2017, as compared to the three month period ended June 30, 2016, primarily due to a shift in the product mix.

For the six month period ended June 30, 2017, BARTEX/BARYPREM sales were flat as compared to the same six month period of 2016, as an increase in volume of 2% was offset by a shift in product mix of 2%.  BARTEX sales revenue and volume were flat and BARYPREM sales revenue increased slightly.

HALTEX®/OPTILOAD® sales increased 47% and 37% for the three and six month periods ended June 30, 2017, respectively, primarily due to an increase in volume.  The increase in volume was primarily due to an increase in our customer base.

TIOPREM sales decreased 37% and 36% for the three and six month periods ended June 30, 2017, respectively, primarily due to a decrease in volume and shift in product mix.

Other Product sales increased 3% and decreased 12% for the three and six month periods ended June 30, 2017, respectively, primarily due to fluctuations in volume and selling price in the U.S.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Below is a summary of net sales for our U.S. operation for the three and six month periods ended June 30, 2017 and 2016 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2017		2016		Variance		2017		2016		Variance
ALUPREM	$2,186	31%	$2,172	32%	$14	1%	$4,584	33%	$4,081	31%	$503	12%
HITOX	1,232	18%	1,477	22%	(245)	(17%)	2,486	18%	2,835	21%	(349)	(12%)
BARTEX	1,784	25%	1,810	26%	(26)	(1%)	3,625	26%	3,699	28%	(74)	(2%)
HALTEX/ OPTILOAD	1,623	23%	1,103	16%	520	47%	2,873	20%	2,091	16%	782	37%
TIOPREM	146	2%	216	3%	(70)	(32%)	298	2%	432	3%	(134)	(31%)
OTHER	103	1%	100	1%	3	3%	203	1%	231	1%	(28)	(12%)
Total	$7,074	100%	$6,878	100%	$196	3%	$14,069	100%	$13,369	100%	$700	5%

ALUPREM sales increased 1% for the three month period ended June 30, 2017, primarily related to a shift in product mix of 2%, which was partially offset by a decrease in volume of 1%.

For the six month period ended June 30, 2017, ALUPREM sales increased 12%, primarily due to an increase in volume of 10% and a shift in product mix of 2%.

The change in volume is primarily related to a significant U.S. customer.  This customer’s order pattern can vary significantly from quarter to quarter and does not necessarily follow a normal seasonal pattern.

HITOX sales decreased 17% for the three month period ended June 30, 2017, primarily due to a reduction in volume of 18%, which was partially offset by an increase in selling price of 1%.

For the six month period ended June 30, 2017, HITOX sales decreased 12%, primarily due to reductions in volume and selling price of 11% and 1%, respectively.

The decrease in sales volume and selling price primarily relates to the continued weakness in the U.S. TiO2 market.  While the global TiO2 market has faced significant challenges related to aggressive pricing pressure from producers of white TiO2 in China over the last several years, there have been recent signs of the global market improving.  As a result, we anticipate the conditions in the North American TiO2 market to gain strength over the next year.

BARTEX sales decreased 1% and 2% for the three and six month periods ended June 30, 2017, respectively, primarily due to a shift in product mix between existing and new customers.

HALTEX/OPTILOAD sales increased 47% and 37% for the three and six month periods ended June 30, 2017, respectively, primarily due to an increase in volume.  The increase in volume was primarily due to an increase in our customer base.

TIOPREM sales for the three and six month periods ended June 30, 2017 decreased 32% and 31%, respectively, primarily due to a decrease in volume of 27% and 24%, respectively, and a shift in our product mix of 5% and 7%, respectively.

Other Product sales for the three month period ended June 30, 2017 increased 3%, primarily due to an increase in volume.  For the six month period ended June 30, 2017, other product sales decreased 12%, primarily due to a decrease in volume and selling price of 9% and 3%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operations

TPT manufactures and sells ALUPREM to third-party customers, as well as to our U.S. operations for distribution to our North American customers.  TPT purchases HITOX from our Asian operation and TIOPREM from our U.S. operation for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three and six month periods ended June 30, 2017 and 2016 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2017		2016		Variance		2017		2016		Variance
ALUPREM	$2,194	82%	$1,798	79%	$396	22%	$4,289	78%	$3,735	79%	$554	15%
BARYPREM	261	10%	284	12%	(23)	(8%)	670	12%	593	13%	77	13%
HITOX	230	8%	178	8%	52	29%	520	10%	358	8%	162	45%
TIOPREM	-	0%	10	1%	(10)	(100%)	-	0%	19	<1%	(19)	(100%)
Total	$2,685	100%	$2,270	100%	$415	18%	$5,479	100%	$4,705	100%	$774	16%

ALUPREM sales in Europe increased 22% for the three month period ended June 30, 2017, primarily due to an increase in volume and a change in product mix of 20% and 2%, respectively.

For the six month period ended June 30, 2017, ALUPREM sales increased 15%, primarily due to an increase in volume.

The increase in volume and change in product mix for European ALUPREM sales revenue is primarily related to an increase in demand by existing and new customers as well as an expansion in the base of end-market applications that use our ALUPREM products.

BARYPREM sales in Europe decreased 8% for the three month period ended June 30, 2017, due to a decrease in volume of 4% and a shift in product mix of 4%.

For the six month period ended June 30, 2017, BARYPREM sales increased 13%, primarily due to an increase in volume of 17%, which was partially offset by a change in product mix of 4%.

The increase in volume for European BARYPREM sales revenue is primarily related to an increase in demand by existing and new customers.

HITOX sales in Europe increased 29% during the three month period ended June 30, 2017, primarily due to an increase in volume of 27% and increase in selling price of 2%.

For the six month period ended June 30, 2017, HITOX sales increased 45%, primarily due to an increase in volume of 50%, which was partially offset by a decrease in selling price of 5%.

The increase in sales volume of HITOX in the European market was primarily related to an increase in volume related to both existing and new customers.  While the global TiO2 market has faced significant challenges related to aggressive pricing pressure from producers of white TiO2 in China over the last several years, there have been recent signs of the market improving.  As a result, we anticipate the global conditions in the TiO2 market to gain strength over the next year.

TIOPREM sales in Europe decreased 100% for both the three and six month periods ended June 30, 2017, due to a decrease in demand by our existing customers.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

TMM manufactures and sells HITOX and TIOPREM to third-party customers, as well as to our U.S. and European operations.  The following table represents TMM’s sales (in thousands) for the three and six month periods ended June 30, 2017 and 2016 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended June 30,						Six Months Ended June 30,
Product	2017		2016		Variance		2017		2016		Variance
HITOX	$972	100%	$697	99%	$275	39%	$1,879	100%	$1,331	99%	$548	41%
TIOPREM	-	0%	5	1%	(5)	(100%)	-	0%	17	1%	(17)	(100%)
Total	$972	100%	$702	100%	$270	38%	$1,879	100%	$1,348	100%	$531	39%

HITOX sales in Asia increased 39% for the three month period ended June 30, 2017, due to an increase in volume to new and existing customers.

For the six month period ended June 30, 2017, HITOX sales increased 41%, primarily due to an increase in volume of 42%, which was partially offset by a decrease in selling price of 1%.

The increase in sales volume of HITOX in the Asian market was primarily related to an increase in volume related to both existing and new customers.  While the global TiO2 market has faced significant challenges related to aggressive pricing pressure from producers of white TiO2 in China over the last several years, there have been recent signs of the market improving.  As a result, we anticipate the global conditions in the TiO2 market to gain strength over the next year.

TIOPREM sales in Asia decreased 100% for the three and six month periods ended June 30, 2017, due to a decrease in demand by our existing customers.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three and six month periods ended June 30, 2017 and 2016, in thousands.

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET SALES	$10,731	$9,850	$21,427	$19,422
Cost of sales	9,053	8,680	18,622	16,927
GROSS MARGIN	$1,678	$1,170	$2,805	$2,495
GROSS MARGIN %	15.6%	11.9%	13.1%	12.8%

For the three month period ended June 30, 2017, gross margin increased approximately 3.7%, primarily due to higher production volume and improved efficiencies at TPT, which increased the gross margin approximately 4.0% and a reduction in raw material costs of approximately 1.1%, which were offset by an increase in the cost of out-bound freight of approximately 1.4%.

Gross margin increased approximately 0.3% for the six month period ended June 30, 2017.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense increased approximately 14.6% during the three month period ended June 30, 2017, primarily related to an increase in sales expenses and salaries and share based compensation of approximately 9.3% and 5.3%, respectively.

For the six month period ended June 30, 2017, SG&A expense increased approximately 26.6%, primarily due to an increase in sales expenses and salaries and share based compensation of approximately 20.6% and 6.0%, respectively.

Interest Expense:  Net interest expense decreased approximately $18,000 and $39,000 for the three and six month periods ended June 30, 2017, respectively, due to a decrease in our average long-term and short-term financing at each of our three operating segments.

Income Taxes: Income taxes consisted of federal income tax expense of approximately $45,000, state income tax expense of approximately $1,000 and foreign tax expense of approximately $16,000 for the three month period ended June 30, 2017, as compared to a federal tax benefit of approximately $15,000, state tax expense of $1,000 and foreign tax benefit of approximately $38,000 for the same three month period in 2016.

For the six month period ended June 30, 2017, income taxes consisted of federal income tax benefit of approximately $7,000, state income tax expense of approximately $3,000 and foreign tax expense of approximately $28,000, as compared to a federal tax benefit of approximately $94,000, state income tax expense of approximately $3,000 and foreign tax expense of approximately $114,000 for the same six month period in 2016.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Long-term Debt – Financial Institutions

A schedule of our long-term debt to financial institutions as of June 30, 2017 and December 31, 2016 is included in Note 2 to the consolidated financial statements on page 9.

Our current maturities of long-term debt, as well as other current maturities, will be paid with current cash and cash generated from operations.

Short-term Debt

U.S. Operations

On December 31, 2010, the Company entered into a credit agreement with American Bank, N.A. (the “Lender”) which established a $1,000,000 line of credit (the “Line”), and on March 1, 2012, the Line was increased from $1,000,000 to $2,000,000.  On March 17, 2017, the Lender increased the minimum interest rate floor from 4.75% to 5.0% and on June 15, 2017, increased the rate from 5.0% to 5.25%.

On June 23, 2016, the Company and the Lender amended and restated the credit agreement (the “Amended Agreement”). Under the terms of the Amended Agreement, the Lender extended the maturity date on the Line from October 15, 2016 to October 15, 2017. In addition, the Company requested that the Lender reduce the Line from $2,000,000 to $1,000,000. Under the terms of the Amended Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis. The Company was in compliance with all covenants at June 30, 2017.

Under the terms of the Amended Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 5.25%.  At June 30, 2017, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short term banking facility (the “TPT Amended Agreement”) with Rabobank.  Under the terms of the TPT Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,256,000 to $571,000 at June 30, 2017) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%.  The interest rate was 3.3% at June 30, 2017.  No funds were outstanding on the TPT line of credit at June 30, 2017.  TPT was in compliance with all covenants at June 30, 2017.

Asian Operations

On August 24, 2015, TMM amended its short term banking facility with HSBC to extend the maturity date from June 30, 2015 to June 30, 2016.  TMM is currently negotiating with HSBC to extend the maturity date to June 30, 2018.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($116,000 at June 30, 2017); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,436,000 at June 30, 2017); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,165,000 at June 30, 2017).  At June 30, 2017, no funds were outstanding on the HSBC short term banking facility.

On February 21, 2017, TMM amended its short term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from August 10, 2016 to August 11, 2017.  The RHB facility includes the following: (1) a multi-trade line of RM 3,500,000 ($815,000 at June 30, 2017); (2) a bank guarantee of RM 1,200,000 ($279,000 at June 30, 2017); and (3) a foreign exchange contract line of RM 2,500,000 ($582,000 at June 30, 2017). At June 30, 2017, no funds were outstanding on the RHB short term banking facility.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interest rate was 4.9% at June 30, 2017.  No funds were outstanding on TMM’s credit facility for the ECR.  TMM was in compliance with all covenants at June 30, 2017.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents decreased $903,000 from December 31, 2016 to June 30, 2017.  Operating activities provided $1,373,000 and the effect of the exchange rates fluctuations increased cash $106,000.  We used $1,707,000 in investing activities and $675,000 in financing activities during the six months ended June 30, 2017.

	(Unaudited)
	Six Months Ended June 30,
(In thousands)	2017	2016
Net cash provided by (used in)
Operating activities	$1,373	$3,261
Investing activities	(1,707)	(790)
Financing activities	(675)	94
Effect of exchange rate fluctuations	106	3
Net (decrease) increase in cash and cash equivalents	$(903)	$2,568

Operating Activities

Below are the major changes in working capital impacting cash provided by operating activities during the six month period ended June 30, 2017.

➢  Trade Accounts Receivable:  Accounts receivable used cash of $1,133,000 during the first six months of 2017.  The increase in accounts receivable is primarily due to the timing of sales between the fourth quarter of 2016 and the second quarter of 2017, primarily at the U.S. operation.  Accounts receivable increased $1,019,000 at the U.S. operation, $54,000 at TPT and $60,000 at TMM.

➢  Inventories: Inventories provided cash of $730,000 during the first six months of 2017.  Inventories at the U.S. operation decreased $323,000, primarily related to decrease in finished goods and work in progress, which was partially offset by an increase in raw materials.  TPT’s inventory decreased $94,000, primarily related to a decrease in raw materials, which was partially offset by an increase in finished goods.  TMM’s inventory decreased $313,000, primarily related to a decrease in both finished goods and raw materials.

➢  Other Current Assets:  Other current assets used cash of $507,000 during the first six months of 2017.  Current assets at the U.S. operation increased $283,000 primarily related to the timing of annual insurance policy renewals and fees typically paid during the six months of the year.  TPT’s current assets increased $74,000, primarily related to the timing of spare parts purchases.  TMM’s current assets increased $150,000, primarily related to the timing of its land rent assessment.

➢  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses provided cash of $618,000 during the first six months of 2017.  Accounts payable and accrued expenses at the U.S. operation increased $1,103,000, primarily related to accrued inventory purchases.  At TPT, accounts payable and accrued expenses decreased $420,000, primarily related to the payment of taxes.  At TMM, accounts payable and accrued expenses decreased $65,000, primarily related to the timing of purchases.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $1,707,000 in investing activities during the first six months of 2017 related to equipment purchases and plant expansion at our U.S. and European locations.  Net investments are as follows:

➢  U.S. Operation:  We invested approximately $737,000 during the first six months of 2017 for new production equipment designed to improve production yield and efficiency.

➢  European Operation:  We invested $926,000 at TPT during the first six months of 2017 for new equipment to increase the production capacity and efficiency of ALUPREM.

➢  Asian Operation:  We invested $44,000 in the first six months of 2017 at TMM primarily related to capital maintenance.

Financing Activities

We used cash of $675,000 in financing activities during the six month period ended June 30, 2017.  Significant factors relating to financing activities include the following:

➢  Lines of Credit

➢  U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during the first six months of 2017.

➢  European Operation:  Borrowings on TPT’s line of credit were not utilized by the Company during the first six months of 2017.

➢  Asian Operation:  Borrowings on TMM’s line of credit were not utilized by the Company during the first six months of 2017.

➢  Export Credit Refinancing (“ECR”) – TMM’s borrowing on the ECR decreased $215,000 during the first six months of 2017.

➢  Long-term Debt

➢  U.S. Operation:  Our U.S. operation did not utilize long-term debt during the first six months of 2017.

➢  European Operation:  TPT’s long-term debt decreased $344,000 during the six month period ended June 30, 2017.

➢  Asian Operation:  TMM’s long-term debt decreased $116,000 during the six month period ended June 30, 2017.

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

TOR Minerals International, Inc.
____________
(Registrant)

Date:	August 8, 2017	OLAF KARASCH Olaf Karasch President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2017	BARBARA RUSSELL Barbara Russell Chief Financial Officer (Principal Accounting Officer)