Form 10-Q
period 2017-09-30
TOR MINERALS INTERNATIONAL INC
filed 2017-11-03
CIK 842295

United States Securities and Exchange Commission Washington, D. C. 20549 ____________________________ FORM 10-Q ____________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common Stock, $1.25 par value	Shares Outstanding as of November 3, 2017 3,541,703

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

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET SALES	$9,487	$10,036	$30,914	$29,458
Cost of sales	8,771	8,452	27,393	25,379
GROSS MARGIN	716	1,584	3,521	4,079
Technical services, research and development	55	56	141	146
Selling, general and administrative expenses	1,081	1,068	3,490	2,972
Loss on disposal of assets	-	4	-	3
OPERATING (LOSS) INCOME	(420)	456	(110)	958
OTHER INCOME (EXPENSE):
Interest expense, net	(28)	(43)	(86)	(140)
Gain (loss) on foreign currency exchange rate	21	20	(2)	(59)
Other, net	3	-	18	28
Total Other Expense	(4)	(23)	(70)	(171)
(LOSS) INCOME BEFORE INCOME TAX	(424)	433	(180)	787
Income tax expense	(95)	142	(71)	165
NET (LOSS) INCOME	$(329)	$291	$(109)	$622

(Loss) earnings per common share:
Basic	$(0.09)	$0.08	$(0.03)	$0.19
Diluted	$(0.09)	$0.08	$(0.03)	$0.18
Weighted average common shares outstanding:
Basic	3,542	3,542	3,542	3,319
Diluted	3,542	3,550	3,542	3,398

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET (LOSS) INCOME	$(329)	$291	$(109)	$622
OTHER COMPREHENSIVE INCOME (LOSS) , net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment gain (loss)	387	(110)	1,273	456
Other comprehensive income (loss), net of tax	387	(110)	1,273	456
COMPREHENSIVE (LOSS) INCOME	$58	$181	$1,164	$1,078

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,550	$3,716
Trade accounts receivable, net	4,872	3,557
Inventories, net	10,619	11,776
Other current assets	1,330	742
Total current assets	19,371	19,791
PROPERTY, PLANT AND EQUIPMENT, net	17,569	15,907
DEFERRED TAX ASSET, foreign	-	27
OTHER ASSETS	4	4
Total Assets	$36,944	$35,729

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,788	$2,122
Accrued expenses	1,937	1,136
Export credit refinancing facility	-	206
Current maturities of long-term debt – financial institutions	1,074	1,142
Total current liabilities	4,799	4,606
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	2,525	2,725
DEFERRED TAX LIABILITY, domestic	23	127
DEFERRED TAX LIABILITY, foreign	46	-
Total liabilities	7,393	7,458
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,542 shares issued and outstanding at September 30, 2017 and December 31, 2016	4,426	4,426
Additional paid-in capital	30,660	30,544
Accumulated deficit	(4,930)	(4,821)
Accumulated other comprehensive loss	(605)	(1,878)
Total shareholders' equity	29,551	28,271
Total Liabilities and Shareholders' Equity	$36,944	$35,729

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(109)	$622
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,047	1,916
Gain on disposal of assets	-	3
Stock-based compensation	115	130
Deferred income tax expense (benefit)	(31)	(61)
Allowance for (recovery of) bad debts	23	(237)
Changes in working capital:
Trade accounts receivables	(1,151)	(751)
Inventories	1,557	1,105
Other current assets	(531)	(5)
Accounts payable and accrued expenses	39	341
Net cash provided by operating activities	1,959	3,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(2,364)	(894)
Net cash used in investing activities	(2,364)	(894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	-	85
Payments on lines of credit	-	(191)
Proceeds from export credit refinancing facility	-	1,853
Payments on export credit refinancing facility	(219)	(2,280)
Payments on long-term bank debt	(713)	(765)
Proceeds from the issuance of common stock through exercise of warrants	-	1,398
Net cash (used in) provided by financing activities	(932)	100
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	171	-
Net (decrease) increase in cash and cash equivalents	(1,166)	2,269
Cash and cash equivalents at beginning of period	3,716	813
Cash and cash equivalents at end of period	$2,550	$3,082

Supplemental cash flow disclosures:
Interest paid	$89	$113
Income taxes paid	$317	$73
Non-cash financing activities:
Capital expenditures financed through accounts payable and accrued expenses	$158	$-

See accompanying notes to the condensed consolidated financial statements.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 1.	Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The financial statements include the consolidated accounts of TOR Minerals International, Inc. (“TOR”, “we”, “us”, “our” or the “Company”) and its wholly-owned subsidiaries, TOR Processing and Trade, BV (“TPT”) and TOR Minerals Malaysia, Sdn. Bhd. (“TMM”).  All significant intercompany transactions have been eliminated.  All adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial position, results of operations and cash flows for the interim periods presented have been made.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, in our Annual Report on Form 10-K filed with the SEC on March 9, 2017.  Operating results for the three and nine month periods ended September 30, 2017, are not necessarily indicative of the results for the year ending December 31, 2017.

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

Income taxes consisted of federal income tax benefit of approximately $97,000 and foreign tax expense of approximately $2,000 for the three month period ended September 30, 2017, as compared to a federal tax expense of approximately $23,000, state tax expense of $1,000 and foreign tax expense of approximately $118,000 for the same three month period in 2016.

For the nine month period ended September 30, 2017, income taxes consisted of federal income tax benefit of approximately $105,000, state income tax expense of approximately $3,000 and foreign tax expense of approximately $31,000, as compared to a federal tax benefit of approximately $71,000, state income tax expense of approximately $4,000 and foreign tax expense of approximately $232,000 for the same nine month period in 2016.

When accounting for uncertainties in income taxes, we evaluate all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  We are subject to taxation in the United States, Malaysia and The Netherlands.  Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2014 through December 31, 2016.  Our state tax return, which is filed in Texas, is subject to examination for the tax years ended December 31, 2012 through December 31, 2016.  Our tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2012.

As of January 1, 2017, we did not have any unrecognized tax benefits and there was no change during the three and nine month periods ended September 30, 2017.  In addition, we did not recognize any interest and penalties in our financial statements during the three and nine month periods ended September 30, 2017.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Following is a summary of our long-term debt to financial institutions as of September 30, 2017 and December 31, 2016, in thousands:

	September 30, 2017	December 31, 2016
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at September 30, 2017, due July 1, 2029, secured by TPT's land and buildings. (Euro balance at September 30, 2017, €183)	$216	$206
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at September 30, 2017, due January 31, 2030, secured by TPT's land and buildings. (Euro balance at September 30, 2017, €210)	248	234
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.0% per annum, due December 31, 2025, is secured by TPT's land and buildings. (Euro balance at September 30, 2017, €825)	975	947
Variable rate Euro term note payable to a Netherlands bank, with a EURIBOR interest rate plus bank margin of 2.3% per annum, due December 31, 2020, is secured by substantially all of TPT's assets. The interest rate at September 30, 2017 was 2.3%. (Euro balance at September 30, 2017, €1,527)	1,805	1,978
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 2% above the bank base lending rate, due October 25, 2018, secured by TMM's property, plant and equipment. The interest rate at September 30, 2017 was 5.2%. (Ringgit balance at September 30, 2017, RM 1,500)	355	502

Total	3,599	3,867
Less current maturities	1,074	1,142
Total long-term debt - financial institutions	$2,525	$2,725

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Short-term Debt

U.S. Operations

On August 15, 2017, the Company entered into a new loan agreement (“Loan Agreement”) with American Bank, N.A. (the “Lender”) which replaced the original credit agreement with the Lender dated December 31, 2010 and the Amended Agreement dated June 23, 2016.  Under the terms of the Loan Agreement, our line of credit (the “Line”) is reestablished at $1,000,000 and the maturity date is extended from October 15, 2017 to October 15, 2018.  Under the terms of the Loan Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis. The Company was in compliance with all covenants at September 30, 2017.

Under the terms of the Loan Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At September 30, 2017, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short-term banking facility (the “TPT Amended Agreement”) with Rabobank.  Under the terms of the TPT Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,300,000 to $591,000 at September 30, 2017) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%.  The interest rate was 3.3% at September 30, 2017.  No funds were outstanding on the TPT line of credit at September 30, 2017.  TPT was in compliance with all covenants at September 30, 2017.

Asian Operations

On July 19, 2017, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2017 to June 30, 2018.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($118,000 at September 30, 2017); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,477,000 at September 30, 2017); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,184,000 at September 30, 2017).  At September 30, 2017, no funds were outstanding on the HSBC short-term banking facility.

On October 12, 2017, TMM amended its short-term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from August 11, 2017 to February 11, 2018. TMM is currently negotiating with RHB to extend the maturity date to February 21, 2018.  The RHB facility includes the following: (1) a multi-trade line of RM 3,500,000 ($829,000 at September 30, 2017); (2) a bank guarantee of RM 1,200,000 ($284,000 at September 30, 2017); and (3) a foreign exchange contract line of RM 2,500,000 ($592,000 at September 30, 2017). At September 30, 2017, no funds were outstanding on the RHB short-term banking facility.

The interest rate was 4.9% at September 30, 2017.  No funds were outstanding on TMM's credit facility for the ECR.  TMM was in compliance with all covenants at September 30, 2017.

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

The borrowings under both the HSBC and the RHB short-term credit facility are subject to certain subjective acceleration covenants based on the judgment of the banks and a demand provision that provides that the banks may demand repayment at any time.  A demand provision is customary in Malaysia for such facilities.  The loan agreements are secured by TMM’s property, plant and equipment.  However, if demand is made by HSBC or RHB, we may be unable to refinance the demanded indebtedness, in which case, the lenders could foreclose on the assets of TMM.  While repatriation is allowed in the form of dividends, the credit facilities prohibit TMM from paying dividends, and the HSBC facility further prohibits loans to related parties without the prior consent of HSBC.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 3.	Fair Value Measurements

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of September 30, 2017 and December 31, 2016.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements at September 30, 2017 or at December 31, 2016.

	Fair Value Measurements
(In Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
CurrentAsset
September 30, 2017
Currency forward contracts	$5	$-	$5	$-

Current Liability
December 31, 2016
Currency forward contracts	$2	$-	$2	$-

Our foreign currency derivative financial instruments mitigate foreign currency exchange risks and include forward contracts.  The forward contracts are marked-to-market at each balance sheet date with any resulting gain or loss recognized in income as part of the gain or loss on foreign currency exchange rates included under “Other Expense” on the Company’s consolidated statements of operations.  The fair value of the currency forward contracts is determined using Level 2 inputs based on the currency rate in effect at the end of the reporting period.

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

	September 30, 2017		December 31, 2016
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,599	$3,525	$3,867	$3,785

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities and short-term borrowings approximate fair values due to the short-term nature of these instruments, accordingly, these items have been excluded from the above table.

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 4.	Inventories

Following is a summary of inventory at September 30, 2017 and December 31, 2016, in thousands:

	September 30,	December 31,
	2017	2016
Raw materials	$4,109	$5,235
Work in progress	1,783	1,636
Finished goods	4,130	4,587
Supplies	1,017	717
Total Inventories	11,039	12,175
Inventory reserve	(420)	(399)
Net Inventories	$10,619	$11,776

Note 5.	Calculation of Basic and Diluted Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net (Loss) Income - basic and diluted	$(329)	$291	$(109)	$622

Denominator:
Denominator for basic earnings per share - weighted-average shares	3,542	3,542	3,542	3,319
Effect of dilutive securities:
Employee stock options	-	8	-	3
Warrants	-	-	-	76
Dilutive potential common shares	-	8	-	79
Denominator for diluted earnings per share - weighted-average shares and assumed conversions	3,542	3,550	3,542	3,398
Basic (loss) earnings per common share	$(0.09)	$0.08	$(0.03)	$0.19
Diluted (loss) earnings per common share	$(0.09)	$0.08	$(0.03)	$0.18

Approximately 152,000 employee stock options were excluded from the calculation of diluted earnings per share for each of the three and nine month periods ended September 30, 2017,  as the effect would be anti-dilutive.

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

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

For the three months ended:
September 30, 2017
Net Sales:
Customer sales	$5,385	$2,882	$1,220	$-	$9,487
Intercompany sales	-	492	497	(989)	-
Total Net Sales	$5,385	$3,374	$1,717	$(989)	$9,487

Segment (loss) income	$(164)	$(286)	$154	$(33)	$(329)

September 30, 2016
Net Sales:
Customer sales	$7,227	$2,249	$560	$-	$10,036
Intercompany sales	34	2,051	1,353	(3,438)	-
Total Net Sales	$7,261	$4,300	$1,913	$(3,438)	$10,036

Segment income (loss)	$9	$325	$(22)	$(21)	$291

TOR Minerals International, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements

Note 6.	Segment Information (continued)

(In Thousands)	United States (Corpus Christi)	Europe (TPT)	Asia (TMM)	Inter-Company Eliminations	Consolidated

For the Nine months ended:
September 30, 2017
Net Sales:
Customer sales	$19,454	$8,361	$3,099	$-	$30,914
Intercompany sales	37	3,303	2,502	(5,842)	-
Total Net Sales	$19,491	$11,664	$5,601	$(5,842)	$30,914

Segment (loss) income	$(238)	$(171)	$374	$(74)	$(109)
As of September 30, 2017
Segments assets	$15,834	$15,872	$5,640	$(402)	$36,944
For the Nine months ended:
September 30, 2016
Net Sales:
Customer sales	$20,596	$6,954	$1,908	$-	$29,458
Intercompany sales	87	5,336	3,672	(9,095)	-
Total Net Sales	$20,683	$12,290	$5,580	$(9,095)	$29,458

Segment income (loss)	$(269)	$892	$24	$(25)	$622
As of September 30, 2016
Segment assets	$17,819	$14,478	$6,299	$-	$38,596

Note 7.	Stock Options and Equity Compensation Plan

For the three and nine month periods ended September 30, 2017, the Company recorded stock-based employee compensation expense of $6,000 and $115,000, respectively, as compared to $45,000 and $130,000 for the same three and nine month periods of 2016, respectively.  This compensation expense is included in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company granted approximately 6,000 and 49,000 stock options during the nine month periods ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there was approximately $72,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 0.87 years.

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

At September 30, 2017, we marked these contracts to market, recording $5,000 as a current asset on the consolidated balance sheets.

The following table summarizes the gross fair market value of all derivative instruments, which are not designated as hedging instruments and their location in our consolidated balance sheets at September 30, 2017 and December 31, 2016, in thousands:

Asset Derivatives
Derivative Instrument	Location	September 30, 2017	December 31, 2016
Foreign Currency Exchange Contracts	Other Current Assets	$5	$-

Liability Derivatives
Derivative Instrument	Location	September 30, 2017	December 31, 2016
Foreign Currency Exchange Contracts	Accrued Expenses	$-	$2

The following table summarizes, in thousands, the impact of the Company’s derivatives on the consolidated financial statements of operations for the three and nine month periods ended September 30, 2017 and 2016:

		Amount of (Loss) Gain Recognized in Operations
Derivative	Location of (Loss) Gain on Derivative	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Instrument	2017	2016	2017	2016
Foreign Currency Exchange Contracts	(Loss) gain on foreign currency exchange rate	$(4)	$4	$(5)	$6

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We are a global producer of high performance, specialty mineral products focused on product innovation and technical support.  Our specialty mineral products, which include flame retardant and smoke suppressant fillers, engineered fillers, and TiO2-color hybrid pigments, are designed for use in plastics, coatings and paints applications, as well as a wide range of other industrial applications. With operations in the United States, Europe and Asia, our mission is to bring high-value products and superior levels of service to our customers to help ensure their success.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below are our results for the three and nine month periods ended September 30, 2017 and 2016.

	(Unaudited)
(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET SALES	$9,487	$10,036	$30,914	$29,458
Cost of sales	8,771	8,452	27,393	25,379
GROSS MARGIN	716	1,584	3,521	4,079
Technical services, research and development	55	56	141	146
Selling, general and administrative expenses	1,081	1,068	3,490	2,972
Loss on disposal of assets	-	4	-	3
OPERATING (LOSS) INCOME	(420)	456	(110)	958
OTHER INCOME (EXPENSE):
Interest expense, net	(28)	(43)	(86)	(140)
Gain (loss) on foreign currency exchange rate	21	20	(2)	(59)
Other, net	3	-	18	28
(LOSS) INCOME BEFORE INCOME TAX	(424)	433	(180)	787
Income tax expense	(95)	142	(71)	165
NET (LOSS) INCOME	$(329)	$291	$(109)	$622

(Loss) earnings per common share:
Basic	$(0.09)	$0.08	$(0.03)	$0.19
Diluted	$(0.09)	$0.08	$(0.03)	$0.18

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

Net Sales:  Consolidated net sales decreased 5% for the three month period ended September 30, 2017, as compared to the same three month period of 2016, primarily due to a decrease in volume of 12%, which was partially offset by an increase in the selling price and the impact of fluctuation in foreign currency of 6% and 1%, respectively.  For the nine month period ended September 30, 2017, consolidated sales increased 5% primarily due to an increase in volume of 2% and an increase in selling price of 3%.  Compared to the three month period ended June 30, 2017, consolidated net sales for the three month period ended September 30, 2017 decreased approximately 12%.  The reduction primarily relates to a reduction in volume of ALUPREM purchased by a large U.S. customer.

Below is a summary of our consolidated products sales for the three and nine month periods ended September 30, 2017 and 2016 (in thousands).

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2017		2016		Variance		2017		2016		Variance
ALUPREM	$3,087	33%	$4,529	45%	$(1,442)	(32%)	$11,960	39%	$12,345	42%	$(385)	(3%)
HITOX	2,591	27%	1,860	19%	731	39%	7,476	24%	6,384	22%	1,092	17%
BARTEX/ BARYPREM	2,211	23%	2,174	22%	37	2%	6,506	21%	6,466	22%	40	1%
HALTEX/ OPTILOAD	1,365	14%	1,276	13%	89	7%	4,238	14%	3,367	11%	871	26%
TIOPREM	163	2%	135	1%	28	21%	461	1%	603	2%	(142)	(24%)
OTHER	70	1%	62	<1%	8	13%	273	1%	293	1%	(20)	(7%)
Total	$9,487	100%	$10,036	100%	$(549)	(5%)	$30,914	100%	$29,458	100%	$1,456	5%

ALUPREM sales decreased 32% for the three month period ended September 30, 2017, primarily due to a reduction in volume of 41%, which was partially offset by an increase in selling price and the impact of fluctuation in foreign currency of 7% and 2%, respectively.  The decrease in volume primarily relates to a large U.S. customer, which was partially offset by an increase in volume related to the European markets.

For the nine month period ended September 30, 2017, ALUPREM sales decreased 3%, primarily due to a reduction in volume of 7%, which was partially offset by an increase in selling price and the impact of fluctuation in foreign currency of 3% and 1%, respectively.

Due to the order pattern of our largest U.S. ALUPREM customer, sales volumes can vary significantly from quarter to quarter and does not necessarily follow a normal seasonal pattern.  However, we anticipate fourth quarter sales volume from this customer will be approximately the same as the third quarter sales volume.

HITOX sales increased 39% for the three month period ended September 30, 2017, primarily due to an increase in volume and selling price of 33% and 7%, respectively, which were partially offset by the impact of fluctuation in foreign currency of 1%.

For the nine month period ended September 30, 2017, HITOX sales increased 17%, primarily due to an increase in volume and selling price of 15% and 6%, respectively, which were partially offset by the impact of fluctuation in foreign currency of 4%.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in volume experienced during the nine month period ended September 30, 2017 at our European and Asian operations was partially offset by a decrease in volume at our U.S. operation.  The increase in selling price was primarily related to increased prices in the international market.  The increase in sales volume of HITOX was related to both existing and new customers.  While the global TiO2 market has faced significant challenges related to aggressive pricing pressure from producers of white TiO2 in China over the last several years, the market is improving due to stricter environmental regulations in China impacting costs and reducing capacity for Chinese white TiO2 producers.  Further our TiO2 market is improving as a result of our efforts to expand distribution, particularly in Asia.  Late last year, we increased our sales efforts in geographies, where it had not been profitable to sell for the last several years.  As a result of these factors, our TiO2 sales in Asia increased in both the three month and nine month periods ended September 30, 2017.

The U.S. TiO2 sales showed its first signs of recovery, increasing 5%, in the third quarter.  This was a reversal from negative trends we had seen through the first six months of the year related to lingering effects of inexpensive imports.

BARTEX®/BARYPREM® sales increased 2% during the three month period ended September 30, 2017, as compared to the three month period ended September 30, 2016, primarily due to the positive impact of fluctuation in foreign currency of 5%, which was partially offset by a decrease in volume of 3%.

For the nine month period ended September 30, 2017, BARTEX/BARYPREM sales increased 1% as compared to the same nine month period of 2016.  BARTEX sales revenue and volume were flat and BARYPREM sales volume increased slightly.

HALTEX®/OPTILOAD® sales increased 7% during the three month period ended September 30, 2017, primarily due to an increase in selling price of 6% and an increase in volume of 1%.

For the nine month period ended September 30, 2017, HALTEX/OPTILOAD sales increased 26%, primarily due to an increase in volume of 22% and an increase in selling price of 4%.  The increase in volume was primarily due to an increase in our customer base, as well as an increase in requirements for existing customers.

TIOPREM sales increased 21% for the three month period ended September 30, 2017, primarily due to a shift in product mix resulting in an increase of 21%.  The impact of foreign currency fluctuation represented an increase of 5%, which was offset by a decrease in volume of 5%.

For the nine month period ended September 30, 2017, TIOPREM sales decreased 24%, primarily related to a decrease in volume and selling price of 24% and 2%, respectively, which was partially offset by the fluctuation in foreign currency which represented an increase of 2%.

Other Product sales increased 13% for the three month period ended September 30, 2017, primarily due to an increase in volume and in selling price of 7% and 6%, respectively.

For the nine month period ended September 30, 2017, Other Product sales decreased 7%, primarily due to a decrease in volume and selling price of 5% and 2%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. Operations

Below is a summary of net sales for our U.S. operation for the three and nine month periods ended September 30, 2017 and 2016 (in thousands).  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2017		2016		Variance		2017		2016		Variance
ALUPREM	$732	14%	$2,809	39%	$(2,077)	(74%)	$5,316	27%	$6,890	34%	$(1,574)	(23%)
HITOX	1,176	22%	1,124	15%	52	5%	3,662	19%	3,959	19%	(297)	(8%)
BARTEX	1,888	35%	1,848	26%	40	2%	5,513	29%	5,547	27%	(34)	(1%)
HALTEX OPTILOAD	1,365	25%	1,276	18%	89	7%	4,238	22%	3,367	16%	871	26%
TIOPREM	154	3%	108	1%	46	43%	452	2%	540	3%	(88)	(16%)
OTHER	70	1%	62	1%	8	13%	273	1%	293	1%	(20)	(7%)
Total	$5,385	100%	$7,227	100%	$(1,842)	(25%)	$19,454	100%	$20,596	100%	$(1,142)	(6%)

ALUPREM sales decreased 74% for the three month period ended September 30, 2017, due to a decrease in volume of 76%, which was partially offset by an increase in selling price of 2%.

For the nine month period ended September 30, 2017, ALUPREM sales decreased 23%, primarily due to a decrease in volume of 25%, which was partially offset by an increase in selling price of 2%.

The decrease in volume for both the three month and nine month periods ended September 30, 2017, is primarily related to a significant U.S. customer.  This customer’s order pattern can vary significantly from quarter to quarter and does not necessarily follow a normal seasonal pattern.  We anticipate fourth quarter sales volume will be the same as the third quarter sales volume for this customer.

HITOX sales increased 5% for the three month period ended September 30, 2017, primarily due to an increase in volume and selling price of 4% and 1%, respectively.  Our U.S. TiO2 sales showed its first signs of recovery, increasing 5%, during the third quarter.  This was a reversal from negative trends we had seen through the first six months of the year related to the lingering effects of inexpensive Chinese imports.

For the nine month period ended September 30, 2017, HITOX sales decreased 8%, primarily due to a reduction in volume and selling price of 7% and 1%, respectively.  The year to date decrease in sales volume and selling price primarily relates to the weakness in the U.S. TiO2 market.  As a result of improvements in the global TiO2 market, we anticipate the conditions in North America will similarly gain strength over the next several quarters..

BARTEX sales increased 2% during the three month period ended September 30, 2017, as compared to the three month period ended September 30, 2016, primarily due an increase in selling price of 2%.

For the nine month period ended September 30, 2017, BARTEX sales decreased 1%, primarily due to a slight decrease in volume and selling price of approximately 0.5% each.

HALTEX®/OPTILOAD® sales increased 7% during the three month period ended September 30, 2017, primarily due to an increase in selling price of 6% and an increase in volume of 1%.

For the nine month period ended September 30, 2017, HALTEX/OPTILOAD sales increased 26%, primarily due to an increase in volume of 22% and an increase in selling price of 4%.  The increase in volume was primarily due to an increase in our customer base, as well as an increase in purchase volume for existing customers.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

TIOPREM sales increased 43% for the three month period ended September 30, 2017, primarily due to a shift in product mix resulting in an increase of 25% and an increase in volume of 18%.

For the nine month period ended September 30, 2017, TIOPREM sales decreased 16%, primarily related to a decrease in volume and selling price of 14% and 2%.

Other Product sales increased 13% for the three month period ended September 30, 2017, primarily due to an increase in volume and selling price of 7% and 6%, respectively.

For the nine month period ended September 30, 2017, Other Product sales decreased 7%, primarily due to a decrease in volume and selling price of 5% and 2%, respectively.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Operations

TPT manufactures and sells ALUPREM to third-party customers, as well as to our U.S. operations for distribution to our North American customers.  TPT purchases HITOX from our Asian operation and TIOPREM from our U.S. operation for distribution in Europe.  The following table represents TPT’s sales (in thousands) for the three and nine month periods ended September 30, 2017 and 2016 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2017		2016		Variance		2017		2016		Variance
ALUPREM	$2,355	82%	$1,720	76%	$635	37%	$6,644	79%	$5,455	79%	$1,189	22%
BARYPREM	323	11%	326	15%	(3)	(1%)	993	12%	919	13%	74	8%
HITOX	204	7%	203	9%	1	<1%	724	9%	561	8%	163	29%
TIOPREM	-	0%	-	0%	-	0%	-	0%	19	<1%	(19)	(100%)
Total	$2,882	100%	$2,249	100%	$633	28%	$8,361	100%	$6,954	100%	$1,407	20%

ALUPREM sales in Europe increased 37% for the three month period ended September 30, 2017, primarily due to an increase in volume of 18%, a positive effect on average selling price from a change in product mix of 15% and the impact of the fluctuation in foreign currency, which represented an increase of 4%.

For the nine month period ended September 30, 2017, ALUPREM sales increased 22%, primarily due to an increase in volume of 16%, a positive effect on average selling price from a change in product mix of 4% and the impact of the fluctuation in foreign currency, which represented an increase of 2%.

The increase in volume and change in product mix for European ALUPREM sales revenue is primarily related to an increase in demand by existing and new customers as well as an expansion in the base of end-market applications that use our ALUPREM products.

BARYPREM sales in Europe decreased 1% for the three month period ended September 30, 2017, due to a decrease in volume of 4% and a shift in product mix of 2%, which were partially offset by the impact of the fluctuation in foreign currency of 5%.

For the nine month period ended September 30, 2017, BARYPREM sales increased 8%, primarily due to an increase in volume of 10% and the impact of the fluctuation in foreign currency of 3%, which were partially offset by a change in product mix of 5%.

The increase in volume for European BARYPREM sales revenue is primarily related to an increase in demand by existing customers.

HITOX sales in Europe were flat for the three month period ended September 30, 2017, primarily due to a decrease in volume of 10%, which was offset by an increase in selling price of 4% and the impact of the fluctuation in foreign currency of 6%.

For the nine month period ended September 30, 2017, HITOX sales increased 29%, primarily due to an increase in volume of 28% and an increase in selling price of 3%, which were partially offset by the impact of the fluctuation in foreign currency of 2%.

The year to date increase in sales volume of HITOX in the European market was primarily related to an increase in volume related to both existing and new customers.  The tight supply of TiO2 in the European market has driven increased interest in formulation with HITOX.

TIOPREM sales in Europe decreased 100% for the nine month periods ended September 30, 2017, due to a decrease in demand by our existing customers.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asian Operations

TMM manufactures and sells HITOX and TIOPREM to third-party customers, as well as to our U.S. and European operations.  The following table represents TMM’s sales (in thousands) for the three and nine month periods ended September 30, 2017 and 2016 to third-party customers.  All inter-company sales have been eliminated.

	(Unaudited)
	Three Months Ended September 30,						Nine Months Ended September 30,
Product	2017		2016		Variance		2017		2016		Variance
HITOX	$1,211	100%	$533	95%	$678	127%	$3,090	100%	$1,864	98%	$1,226	66%
TIOPREM	9	<1%	27	5%	(18)	(67%)	9	<1%	44	2%	(35)	(80%)
Total	$1,220	100%	$560	100%	$660	118%	$3,099	100%	$1,908	100%	$1,191	62%

HITOX sales in Asia increased 127% for the three month period ended September 30, 2017, primarily due to an increase in volume and selling price to new and existing customers of 109% and 20%, respectively, which were partially offset by the impact in foreign currency of 2%.

For the nine month period ended September 30, 2017, HITOX sales increased 66%, primarily due to an increase in volume and selling price of 57% and 15%, respectively, which were partially offset by the impact of foreign currency of 6%

TiO2 market conditions are improving and our efforts to expand distribution are working well, particularly in Asia.  Late last year, we increased our sales efforts in geographies, where it had not been profitable to sell for the last several years.  As a result of these factors, our TiO2 sales in Asia increased in both the third quarter and nine month period ended September 30, 2017.  The increase in sales of HITOX in the Asian market was primarily related to an increase in volume related to both new and existing customers.  In addition, new environmental restrictions on Chinese white TiO2 have impacted supply, increasing interest in formulation with HITOX.

TIOPREM sales in Asia decreased 67% and 80% for the three and nine month periods ended September 30, 2017, respectively, due to a decrease in demand by our existing customers.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Consolidated Results

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the three and nine month periods ended September 30, 2017 and 2016, in thousands.

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET SALES	$9,487	$10,036	$30,914	$29,458
Cost of sales	8,771	8,452	27,393	25,379
GROSS MARGIN	$716	$1,584	$3,521	$4,079
GROSS MARGIN %	7.5%	15.8%	11.4%	13.8%

For the three month period ended September 30, 2017, gross margin decreased approximately 8.3%, primarily due to a reduction in production volume, primarily at TPT, which decreased the gross margin approximately 9.7%, and an increase in the cost of out-bound freight of approximately 0.6%.  These decreases were offset by an increase in the selling price of approximately 2.0%.

Gross margin decreased approximately 2.6% for the nine month period ended September 30, 2017, primarily due to a reduction in production volume, primarily at TPT, which decreased the gross margin approximately 3.1%, and an increase in the cost of out-bound freight of approximately 0.8%.  These decreases were offset by an increase in the selling price of approximately 0.8% and a decrease in raw material of approximately 0.5%.

Selling, General, Administrative and Expenses (“SG&A”):  SG&A expense increased approximately 1% during the three month period ended September 30, 2017, primarily related to an increase in depreciation and miscellaneous SG&A expense of approximately 1% and 3%, respectively, which were partially offset by a decrease in salaries and share based compensation of approximately 3%.

For the nine month period ended September 30, 2017, SG&A expense increased approximately 17%, primarily due to an increase in sales expenses, salaries and share based compensation and depreciation of approximately 13%, 3% and 1%, respectively.

Interest Expense:  Net interest expense decreased approximately $15,000 and $54,000 for the three and nine month periods ended September 30, 2017, respectively, due to a decrease in our average long-term and short-term financing at each of our three operating segments.

Income Taxes:  Income taxes consisted of federal income tax benefit of approximately $97,000 and foreign tax expense of approximately $2,000 for the three month period ended September 30, 2017, as compared to a federal tax expense of approximately $23,000, state tax expense of $1,000 and foreign tax expense of approximately $118,000 for the same three month period in 2016.

For the nine month period ended September 30, 2017, income taxes consisted of federal income tax benefit of approximately $105,000, state income tax expense of approximately $3,000 and foreign tax expense of approximately $31,000, as compared to a federal tax benefit of approximately $71,000, state income tax expense of approximately $4,000 and foreign tax expense of approximately $232,000 for the same nine month period in 2016.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Long-term Debt – Financial Institutions

A schedule of our long-term debt to financial institutions as of September 30, 2017 and December 31, 2016 is included in Note 2 to the consolidated financial statements on page 9.

Our current maturities of long-term debt, as well as other current maturities, will be paid with current cash and cash generated from operations.

Short-term Debt

U.S. Operations

On August 15, 2017, the Company entered into a new loan agreement (“Loan Agreement”) with American Bank, N.A. (the “Lender”) which replaced the original credit agreement with the Lender dated December 31, 2010 and the Amended Agreement dated June 23, 2016.  Under the terms of the Loan Agreement, our line of credit (the “Line”) is reestablished at $1,000,000 and the maturity date is extended from October 15, 2017 to October 15, 2018.  Under the terms of the Loan Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis. The Company was in compliance with all covenants at September 30, 2017.

Under the terms of the Loan Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At September 30, 2017, no funds were outstanding on the Line.

European Operations

On July 13, 2015, TPT amended the short-term banking facility (the “TPT Amended Agreement”) with Rabobank.  Under the terms of the TPT Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,300,000 to $591,000 at September 30, 2017) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%.  The interest rate was 3.3% at September 30, 2017.  No funds were outstanding on the TPT line of credit at September 30, 2017.  TPT was in compliance with all covenants at September 30, 2017.

Asian Operations

On July 19, 2017, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2017 to June 30, 2018.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($118,000 at September 30, 2017); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,477,000 at September 30, 2017); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,184,000 at September 30, 2017).  At September 30, 2017, no funds were outstanding on the HSBC short-term banking facility.

On October 12, 2017, TMM amended its short-term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from August 11, 2017 to February 11, 2018. TMM is currently negotiating with RHB to extend the maturity date to February 21, 2018.  The RHB facility includes the following: (1) a multi-trade line of RM 3,500,000 ($829,000 at September 30, 2017); (2) a bank guarantee of RM 1,200,000 ($284,000 at September 30, 2017); and (3) a foreign exchange contract line of RM 2,500,000 ($592,000 at September 30, 2017). At September 30, 2017, no funds were outstanding on the RHB short-term banking facility.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interest rate was 4.9% at September 30, 2017.  No funds were outstanding on TMM’s credit facility for the ECR.  TMM was in compliance with all covenants at September 30, 2017.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents decreased $1,166,000 from December 31, 2016 to September 30, 2017.  Operating activities provided $1,959,000 and the effect of the exchange rates fluctuations increased cash $171,000.  We used $2,364,000 in investing activities and $932,000 in financing activities during the nine months ended September 30, 2017.

	(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2017	2016
Net cash provided by (used in)
Operating activities	$1,959	$3,063
Investing activities	(2,364)	(894)
Financing activities	(932)	100
Effect of exchange rate fluctuations	171	-
Net (decrease) increase in cash and cash equivalents	$(1,166)	$2,269

Operating Activities

Below are the major changes in working capital impacting cash provided by operating activities during the nine month period ended September 30, 2017.

➢  Trade Accounts Receivable:  Accounts receivable used cash of $1,151,000 during the first nine months of 2017.  The increase in accounts receivable is primarily due to the timing of sales between the fourth quarter of 2016 and the third quarter of 2017, primarily at the U.S. operation.  Accounts receivable increased $793,000 at the U.S. operation and $439,000 at TMM.  Accounts receivable decreased $81,000 at TPT.

➢  Inventories: Inventories provided cash of $1,557,000 during the first nine months of 2017.  Inventories at the U.S. operation decreased $1,646,000, primarily related to decrease in finished goods and raw materials.  TMM’s inventory decreased $322,000, primarily related to a decrease in both finished goods and raw materials.  TPT’s inventory increased $411,000, primarily related to an increase in finished goods, which was partially offset by a decrease in raw materials.

➢  Other Current Assets:  Other current assets used cash of $531,000 during the first nine months of 2017.  Current assets at the U.S. operation increased $156,000 primarily related to the timing of annual insurance policy renewals and fees typically paid during the nine months of the year.  TPT’s current assets increased $348,000, primarily related to the timing of spare parts purchases.  TMM’s current assets increased $27,000, primarily related to the timing of its land rent assessment.

➢  Accounts Payable and Accrued Expenses:  Trade accounts payable and accrued expenses provided cash of $40,000 during the first nine months of 2017.  Accounts payable and accrued expenses at the U.S. operation increased $623,000, primarily related to accrued inventory purchases.  At TPT, accounts payable and accrued expenses decreased $624,000, primarily related to the payment of taxes.  At TMM, accounts payable and accrued expenses increased $41,000, primarily related to the timing of purchases.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

We used cash of $2,364,000 in investing activities during the first nine months of 2017 related to equipment purchases and plant expansion at our U.S. and European locations.  Net investments are as follows:

➢  U.S. Operation:  We invested approximately $880,000 during the first nine months of 2017 for new production equipment designed to improve production yield and efficiency.

➢  European Operation:  We invested $1,438,000 at TPT during the first nine months of 2017 for new equipment to increase the production capacity and efficiency of ALUPREM.

➢  Asian Operation:  We invested $46,000 in the first nine months of 2017 at TMM primarily related to capital maintenance.

Financing Activities

We used cash of $932,000 in financing activities during the nine month period ended September 30, 2017.  Significant factors relating to financing activities include the following:

➢  Lines of Credit

➢  U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during the first nine months of 2017.

➢  European Operation:  Borrowings on TPT’s line of credit were not utilized by the Company during the first nine months of 2017.

➢  Asian Operation:  Borrowings on TMM’s line of credit were not utilized by the Company during the first nine months of 2017.

➢  Export Credit Refinancing (“ECR”) – TMM’s borrowing on the ECR decreased $219,000 during the first nine months of 2017.

➢  Long-term Debt

➢  U.S. Operation:  Our U.S. operation did not utilize long-term debt during the first nine months of 2017.

➢  European Operation:  TPT’s long-term debt decreased $535,000 during the nine month period ended September 30, 2017.

➢  Asian Operation:  TMM’s long-term debt decreased $178,000 during the nine month period ended September 30, 2017.

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

Part II – Other Information

Item 6.	Exhibits

(a)	Exhibits

	Exhibit 10.1	Loan Agreement with American Bank, N.A., dated August 15, 2017

	Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOR Minerals International, Inc.
____________
(Registrant)

Date:	November 3, 2017	OLAF KARASCH Olaf Karasch President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2017	BARBARA RUSSELL Barbara Russell Chief Financial Officer (Principal Accounting Officer)