Form 10-K
period 2017-12-31
TOR MINERALS INTERNATIONAL INC
filed 2018-03-27
CIK 842295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(361) 883-5591

(Registrant’s telephone number, including area code)

Securities registered pursuant section 12(b) of the Act:

Title of each class Common Stock, $1.25 par value	Name of exchange on which registered NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in, definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock, the Registrant’s only common equity, held by non-affiliates of the registrant (based upon the closing sale price of the registrant’s Common Stock on the NASDAQ Capital Market tier of the NASDAQ Stock Market on June 30, 2017) was approximately $11,331,000.  Shares of common stock held by each executive officer and director and by each entity that owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2018, there were 3,541,703 shares of the registrant’s common stock outstanding.

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

Effective February 23, 2018, our shares will be traded on the Pink Market, operated by OTC Markets Group (www.otcmarkets.com) under the ticker symbol TORM.

As noted in the Company’s filing of Form 8-K with the Securities and Exchange Commission (the “SEC”) on February 2, 2018, the Company’s Board of Directors approved the voluntary suspension of its duty to file reports with the SEC and the voluntary deregistration of its common stock.  These actions resulted in the Company’s common shares no longer being listed on the NASDAQ and the Company no longer being a reporting issuer to the SEC.  The Company was eligible to suspend its reporting obligations and deregister its common stock because there are fewer than 300 holders of record of the Company’s common stock.

After careful consideration, the Board of Directors concluded that the costs associated with operating as a reporting company, and the attendant demands on management, were not justified by the limited benefits. In that regard, in the last several years, the volume of trading in the Company’s common stock has declined significantly, the public market has not offered liquidity for significant amounts of stock, and the stock often has not traded at all.

The Company is unable to predict the precise cost savings that are expected to result from the decision to suspend its reporting obligations, but it believes such costs will be substantial. These include, but are not limited to, reduced costs arising from audits of financial statements; elimination of quarterly reviews by auditors of interim financial statements; elimination of costs associated with preparation and filing of Forms 10-K, 10-Q, 8-K and other reports, and of proxy statements; and elimination of stock exchange listing fees. In addition, the Company expects that some legal and accounting fees and corporate insurance costs should be reduced over time because of the elimination of required SEC reporting.

Although the Company will no longer file reports with the SEC or be subject to rules of the NASDAQ Capital Market, for the foreseeable future it intends to continue making information available to shareholders and to observe corporate governance practices comparable to those which have existed in recent years. Specifically:

  The Company intends to obtain and make available to shareholders annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, beginning with the statements for the year ending December 31, 2018.

  The Company expects to make available quarterly and annual financial statements of TOR Minerals International, Inc. via the Company’s website at www.torminerals.com and via the OTC Markets’ website at www.otcmarkets.com under the trading symbol TORM.

  The Company expects to continue to hold an annual meeting of shareholders each year, but it anticipates not distributing a proxy statement or soliciting proxies from shareholders.  Notice of the meeting would be given to shareholders.

  The Board of Directors of the Company currently consists of six independent directors and one management director.  Although it will not be under a legal requirement to do so, the Company plans, for the foreseeable future, to maintain a majority of independent directors on the Board and its Audit, Corporate Governance and Compensation Committees.

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

In 2015, we made a strategic decision to take our Synthetic Rutile (“SR”) production capacity out of service.  SR is a precursor material used in the production of HITOX and TIOPREM.  We are currently supplementing our existing SR inventory with product produced by alternate sources.  By making this strategic move, we have reduced the cost of our SR and reduced our inventory levels during both 2017 and 2016.

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

ALUPREM:  Alumina trihydrate, the chief raw material for ALUPREM, is manufactured throughout the world including Europe and North America.  The ATH material used for chemicals, fillers and flame-retardants is produced by the Bayer alumina process.  This grade of ATH accounts for approximately 95% of the total ATH produced worldwide.  The Company purchases ATH from various suppliers in Europe.  The average prices for ATH remained stable in 2017.

BARTEX / BARYPREM:  High grade barites (barium sulfate) are mined in China, India, Turkey and Mexico and are the raw materials used to produce our BARTEX and BARYPREM product lines.  The average price for this grade of barites remained stable in 2017.  The availability of finer grade barites in China are declining, which could lead to higher prices in the future.

HALTEX / OPTILOAD:  Bayer grade aluminum hydroxide, used to produce HALTEX, is purchased from a supplier located overseas.  The average price for the Bayer grade aluminum hydroxide increased in 2017 as the majority of U.S. suppliers located near the Gulf of Mexico stopped production in 2016 which decreased U.S. supply and had  a negative impact on our pricing structure.

HITOX / TIOPREM:  Historically, SR, the primary raw material used in the production of our HITOX and TIOPREM, was manufactured at TMM.  However, during the later part of 2014 and 2015, we secured two alternate sources of SR and discontinued manufacturing our own SR.  As a result of this strategic move, the average price of SR was reduced in 2016 and remained stable in 2017.  We anticipate the cost to remain stable throughout the next year.

ENERGY:  We are highly dependent on energy in our manufacturing processes.  Electricity is the predominant source of energy at each of our three operations and we also utilize natural gas as a source of energy at our U.S. and European operations.  At our plant in Corpus Christi, the average price of electricity was flat in 2017 and the average price of natural gas increased 6% in 2017.  At our plant in The Netherlands, the average price for electricity decreased 22% and the average price of natural gas decreased 9%; and, at TMM, the average price for electricity remained flat in 2017.

Research and Development / Technical Services

Our expenditures for research and development and technical services were approximately $200,000 in 2017.  We conduct our research and technical service primarily at our facilities in Corpus Christi and The Netherlands, and our efforts are principally focused on process technology, product development and technical service to our customers.  There are no research and development costs borne directly by our customers.

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

Customers

Our end-use customers include companies in the paints, coatings and plastics, as well as other industries.  For the year ended December 31, 2017 and 2016, one of our customers, BASF, represented 14% and 24%, respectively, of our total consolidated sales.

Geographic Distribution

We sell our products globally and market them in North, Central and South America, Asia and Europe to customers located in more than 60 countries.  For the years ended December 31, 2017 and 2016, our foreign sales in Germany represented 19% and 22%, respectively, and Italy represented 7% and 10%, respectively.  Sales to external customers are attributed to geographic area based on the country of distribution.

A summary of the Company’s sales by geographic area is presented below:

(In thousands)	2017		2016
Summary by Geographic Area	Sales Revenue	% of Total Sales	Sales Revenue	% of Total Sales
United States	$20,630	53%	$23,836	62%
Canada, Mexico & South/Central America	3,067	8%	2,608	7%
Pacific Rim	3,678	9%	2,418	6%
Europe, Africa & Middle East	11,591	30%	9,594	25%
Total Sales	$38,966	100%	$38,456	100%

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

Our competitors range from large corporations with a full line of production capabilities and products to small local firms specializing in one or two products.   More recently we have faced competition from a large number of Chinese suppliers.  A number of these competitors are owned and operated by large diversified corporations, such as Kronos, Inc., the Chemours Company and J.M. Huber.  They have substantially greater financial and other resources, and their share of industry sales is substantially larger than ours.

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

Backlog

We normally manufacture our products in anticipation of, and not in response to, customer orders and generally fill orders within a short time after receipt.  Consequently, we seek to maintain adequate inventories of our products in order to permit us to fill orders promptly after receipt.  As of March 13, 2018, we did not have a significant backlog of customer orders.

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

Employees

As of December 31, 2017, our U.S. operations had 45 full-time employees, our European operation had 45 employees, and our Asian operation had 35 employees, of which 9 are covered by a collective bargaining agreement with an in-house union.  We have not experienced any work stoppages and believe that our relations with all of our employees are good.

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

In addition, we have significant operations and financial relationships based in Europe. Sales originating in Europe accounted for approximately 29% of our consolidated sales revenue in 2017. Adverse conditions in the European economy may negatively impact our overall financial results due to reduced economic growth and resulting decreased end-use customer demand.

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

TMM has loan agreements with banks in Malaysia that provide short-term credit facilities and term loans.  These borrowings are subject to certain subjective acceleration provisions based on the judgment of the banks and demand provisions that provide that the banks may demand repayment at any time.  We believe such a demand provision is customary in Malaysia for such facilities.  At December 31, 2017, our Malaysian debt consisted of long-term debt of $309,000.

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

We conduct our business operations in the United States, Malaysia and The Netherlands and are subject to taxation in those jurisdictions. While we seek to minimize our worldwide effective tax rate, our corporate structure may not optimize tax efficiency opportunities. We develop our tax position based upon the anticipated nature and structure of our business and the tax laws, administrative practices and judicial decisions now in effect in the countries in which we have operations, which are subject to change or differing interpretations. In addition, our effective tax rate could be adversely affected by several other factors, including: increases in expenses that are not deductible for tax purposes, the tax effects of restructuring charges or purchase accounting for acquisitions, changes related to our ability to ultimately realize future benefits attributed to our deferred tax assets, including those related to other-than-temporary impairment, as well as the Tax Cuts and Jobs Act of 2017 regarding the taxation of foreign earnings, which impacted our decision to indefinitely reinvest foreign earnings. Further, we are subject to review and audit by both domestic and foreign tax authorities, which may result in adverse decisions. Increased tax expense could have a negative effect on our operating results and financial condition.

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

We derive a significant portion of our revenue each quarter from a limited number of customers.  Our top 10 customers accounted for approximately 37% of our consolidated sales revenues in 2017.  As a result, a decrease in sales volume of any one of our top 10 customers could have a material impact on our business, operating results, and financial condition.  For the years ended December 31, 2017 and 2016, one customer, BASF, represented approximately 14% and 24%, respectively, of our total consolidated sales and the loss of this customer could have a material impact on our business, operating results and financial condition.

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

There is intense competition with respect to each of our products.  In order to maintain sales volume, we must consistently deliver high quality products on schedule at competitive prices.  Our competitors range from large corporations with full lines of production capabilities and products, such as Kronos, Inc., the Chemours Company and J. M. Huber, to small local firms specializing in one or two products and, more recently, we have faced competition from a large number of Chinese suppliers.  The established companies have significantly greater experience than us in manufacturing and distributing products and have considerably more resources and market share than we do.  We may have difficulty competing with these companies.

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

United States Operations

We operate a plant in Corpus Christi, Texas, that manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM.  During 2017, the Corpus Christi plant operated at approximately 58% of capacity.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, 14 acres leased from the Port and approximately one acre of which we own.  The lease payment is subject to "equalization valuation" every five years.  The equalization valuation is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  The last equalization valuation was July 2017 at which time the annual lease increased from approximately $95,000 to $178,000.  We executed an amended lease agreement with the Port on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

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

European Operations

Our European Operation, TPT, is located in Hattem, The Netherlands, near the major shipping port of Rotterdam.  TPT operated at approximately 75% of capacity in 2017.  In 2017, TPT completed the second phase of an expansion project to increase capacity and diversify its production capabilities.  The factory site, which the Company owns, consists of a 20,000 square foot steel frame metal building, a 2,000 square foot office building, and a 10,000 square foot warehouse with a loading dock.

The Netherlands plant and improvements are encumbered by a mortgage held by Rabobank.  (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – European Operations”).

Asian Operations

Our Asian Operation, TMM, manufactures HITOX and TIOPREM in our plant in Ipoh, Malaysia, and is close in proximity to the Port of Lumut.  The plant site has 38 acres of land that TMM has a right to use through 2074.  The TMM plant operated at approximately 63% of capacity in 2017.

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

As of the date of this Report, we are involved in a legal proceeding which is ordinary and routine litigation to our business.  We do not expect this matter to have a material impact on our business, results of operations, cash flows or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

The table below sets forth the high and low sales prices for our Common Stock for the periods indicated, according to NASDAQ.  On March 13, 2018, the closing trading price of our Common Stock was $3.70 and 760 shares were traded.

Quarter Ended		Mar 31	Jun 30	Sep 30	Dec 31
2017	High	$7.670	$8.283	$8.200	$7.700
	Low	5.900	6.850	7.050	5.200
2016	High	$4.510	$4.800	$6.140	$6.200
	Low	3.410	3.475	4.350	5.100

As noted in the Form 8-K filed with the SEC on February 14, 2018, the Company filed a Form 25 with the SEC on February 12, 2018 in which the Board of Directors approved the voluntary suspension of its duty to file reports with the SEC and the voluntary deregistration of its common stock. The Company filed a Form 15 with the SEC on February 22, 2018, in order to complete the delisting and deregistration process.

As a result of the delisting and deregistration process, the Company’s shares are now traded on the Pink Market, operated by OTC Markets Group (www.otcmarkets.com) .  Our trading symbol, TORM, remains the same.

No cash dividends have ever been paid on our Common Stock.  We currently intend to retain future earnings, if any, for use in our business, and therefore, we do not currently anticipate declaring or paying any dividends on our Common Stock in the foreseeable future.

The approximate number of shareholders of record of TOR’s Common Stock as of March 27, 2018 was 44.

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
December 31, 2017 and 2016

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

Approximately 47% of our 2017 sales are outside of the United States.  Of these sales, approximately 61% are in currencies other than the U.S. Dollar, primarily Euro based.

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

We manage our business in three geographical segments – United States, Europe and Asia (See Note 6 to our consolidated financial statements).  The accounting policies of the segments are the same as those described in the Summary of Significant Policies (See Note 1 to our consolidated financial statements).  Product sales of inventory between the U.S., European and Asian operations are based on inter-company pricing, which include an inter-company profit margin.  The segment profit (loss), included in Note 6, from each location is reflective of these inter-company prices, as is inventory at the segment location prior to elimination adjustments.  The elimination entries include an adjustment to the cost of sales resulting from the adjustment to ending inventory to eliminate inter-company profit, and the reversal of a similar adjustment from a prior period.  To the extent there are net increases/declines period over period in segment inventories that include an inter-company component, the net effect of these adjustments can decrease/increase location profit.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

Below are our results for the years ended December 31, 2017 and 2016.

(In thousands)	Years Ended December 31,
	2017	2016
NET SALES	$38,966	$38,456
Cost of sales	35,412	33,361
GROSS MARGIN	3,554	5,095
Technical services and research and development	199	199
Selling, general and administrative expenses	4,682	4,154
Loss on disposal of assets	15	2
OPERATING (LOSS) INCOME	(1,342)	740
OTHER INCOME (EXPENSE):
Interest expense, net	(112)	(177)
Loss on foreign currency exchange rate	(26)	(50)
Other income, net	30	38
Total Other Expense	(108)	(189)
(LOSS) INCOME BEFORE INCOME TAX	(1,450)	551
Income tax (benefit) expense	(314)	107
NET (LOSS) INCOME	$(1,136)	$444

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

In the past several years, we have become a leading provider of ultra-white and high-purity fire retardant fillers across Europe.  In addition, we have introduced new specialty aluminas for applications outside of the plastics markets.  We are currently working with several new and existing customers to develop new applications for our specialty hydrated alumina products.  As a result, our 2017 ALUPREM sales in Europe increased 20%, of which 10% related to an increase in volume.

As is the case with many of our competitors, we have faced strong headwinds in the TiO2 pigment market and experienced year-over-year negative pricing and volume comparisons in our HITOX and TIOPREM products.  However, due in part to stricter environmental regulations in China, as well as a reduction in capacity for Chinese white TiO2 producers, the global market began to improve in 2017.  We increased our sales efforts in geographies where it had not been profitable to sell for the last several years.  As a result of these factors, our TiO2 sales in Asia increased during the last six months of 2017.

Despite the current TiO2 market trends, we anticipate that the continued growth in our specialty mineral products will partially offset the difficult conditions we face in our HITOX and TIOPREM product lines, primarily in the U.S.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

Results of Operations

The Company and its subsidiaries operate in three geographic segments.  Product sales between the U.S, European and Asian operations are based on inter-company pricing which includes an inter-company profit margin.  The inter-company sales are excluded from our consolidated sales and from the sales of each of our three geographic segments.

Net Sales:  Consolidated net sales for 2017 were relatively flat as compared with 2016, despite a decrease in ALUPREM sales of 11%, primarily related to sales in the U.S.

Below is a summary of our consolidated products sales for 2017 and 2016 (in thousands):

Product	2017		2016		Variance
ALUPREM	$14,958	38%	$16,802	44%	$(1,844)	-11%
HITOX	9,349	24%	8,006	21%	1,343	17%
BARTEX / BARYPREM	8,383	22%	8,217	21%	166	2%
HALTEX / OPTILOAD	5,383	14%	4,364	11%	1,019	23%
TIOPREM	585	1%	742	2%	(157)	-21%
OTHER	308	1%	325	1%	(17)	-5%
Total	$38,966	100%	$38,456	100%	$510	1%

ALUPREM sales decreased 11% worldwide in 2017, primarily due to a decrease in volume of 15%, which was partially offset by an increase in selling price 3% and 1% related to the impact of the Euro gaining strength to the U.S. Dollar  The decrease in volume was primarily related to sales in the U.S. market and was partially offset by an increase in the European markets.  The U.S. decrease was primarily related to a change in order patterns of a large U.S. customer and the increase in European sales primarily related to the introduction of new specialty aluminas for new and existing customers.

HITOX sales increased 17% in 2017, primarily due to an increase in volume and selling price, which were partially offset by impact of fluctuation in the foreign currency, primarily the Malaysian Ringgit, of 13%, 6% and (2%), respectively.  The increase in sales volume of HITOX was primarily due to stricter environmental regulations and a reduction in capacity for Chinese white TiO2 producers, resulting in the global TiO2 market starting to rebound in 2017.  Further impacting our increase in HITOX sales was an expanded sales effort in geographies where it had not been profitable to sell for the last several years.  As a result of these factors, our HITOX sales, primarily in Asia, increased during the last six months of 2017.

BARTEX/BARYPREM sales increased approximately 2% in 2017, primarily due to an increase in volume for both BARTEX, which is sold primarily in the U.S. market, and BARYPREM, which is sold in the European market.

HALTEX/OPTILOAD sales increased approximately 23% in 2017, primarily due to an increase in volume and selling price of 19% and 4%, respectively.  The increase in volume was primarily related to an increase in the customer base.

TIOPREM sales decreased 21% in 2017, primarily due to a decrease in volume of 26%, which was partially offset by an increase in selling price of 5%.

Other Product sales decreased 5%, primarily due to a reduction volume in other product sales at the U.S. operation.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

United States Operations

Below is a summary of net sales for our U.S. operation for 2017 and 2016 (in thousands).  All inter-company sales have been eliminated.

Product	2017		2016		Variance
ALUPREM	$6,100	26%	$9,393	35%	$(3,293)	-35%
HITOX	4,581	19%	4,935	19%	(354)	-7%
BARTEX	7,050	30%	6,985	26%	65	1%
HALTEX / OPTILOAD	5,383	22%	4,364	16%	1,019	23%
TIOPREM	576	2%	676	3%	(100)	-15%
OTHER	308	1%	325	1%	(17)	-5%
Total	$23,998	100%	$26,678	100%	$(2,680)	-10%

ALUPREM sales in the United States decreased 35% in 2017, primarily due to a decrease in volume related to a decrease in orders from a large U.S. customer.

HITOX sales in the United States decreased 7% during 2017, due to a decrease in volume.  The decrease in sales volume of HITOX was primarily due to the continued weakness in the North American TiO2 market.  We have seen improvements in sales of HITOX in both the European and Asian markets and we expect market conditions in the U.S. to also improve over the next year.

BARTEX sales in the United States increased 1% in 2017, primarily due to an increase in volume.

HALTEX/OPTILOAD sales in the United States increased 23% in 2017, primarily due to an increase in volume and selling price of 19% and 4%, respectively.  The increase in volume was primarily related to an increase in the customer base.

TIOPREM sales in the United States decreased 15% in 2017, primarily due to a decrease in volume of 18%, which was partially offset by an increase in selling price of 3%.

Other Product sales in the United States decreased 5% in 2017, primarily due to a decrease in volume.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

European Operations

TPT manufactures and sells ALUPREM to third party customers, as well as to our U.S. operations for distribution to our North American customers.  TPT purchases HITOX from our Asian operation and TIOPREM from our U.S. operation for distribution in Europe.  The following table represents TPT’s sales (in thousands) for 2017 and 2016 to third party customers.  All inter-company sales have been eliminated.

Product	2017		2016		Variance
ALUPREM	$8,858	80%	$7,409	80%	$1,449	20%
BARYPREM	1,333	12%	1,232	13%	101	8%
HITOX	934	8%	650	7%	284	44%
TIOPREM	-	0%	22	<1%	(22)	-100%
Total	$11,125	100%	$9,313	100%	$1,812	19%

ALUPREM sales in Europe increased 20% in 2017, primarily due to an increase in volume, selling price and the impact of the change in foreign currency as the Euro gained in strength against the U.S. Dollar of 10%, 6% and 4%, respectively. The increase in ALUPREM is primarily related to the introduction of new specialty aluminas for new and existing customers.

BARYPREM sales in Europe increased 8% in 2017, primarily due to an increase in volume related to new and existing customers.

HITOX sales in Europe increased 44% in 2017, primarily related to an increase in volume and selling price of 33% and 7%, respectively, and 4% due to the impact of the change in foreign currency as the Euro gained in strength against the U.S. Dollar.  The increase in volume primarily related to an increase in marketing efforts resulting in new HITOX customers as well as an increase in volume for existing customers.

TIOPREM – There were no sales of TIOPREM to European third party customers in 2017, as compared to approximately $22,000 in 2016.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

Asian Operations

TMM manufactures and sells HITOX and TIOPREM to third party customers, as well as to our U.S. and European operations.  The following table represents TMM’s sales (in thousands) for 2017 and 2016 to third party customers.  All inter-company sales have been eliminated.

Product	2017		2016		Variance
HITOX	$3,834	100%	$2,421	98%	$1,413	58%
TIOPREM	9	<1%	44	2%	(35)	-80%
Total	$3,843	100%	$2,465	100%	$1,378	56%

HITOX sales in Asia increased 58% in 2017, primarily due to an increase in volume and selling price of 49% and 17%, respectively, which were partially offset by the impact of fluctuation in foreign currency as the Malaysian Ringgit weakened against the U.S. Dollar by 8%. The increase in sales volume of HITOX was primarily due to stricter environmental regulations and a reduction in capacity for Chinese white TiO2 producers, resulting in the global TiO2 market starting to rebound in 2017.  Further impacting our increase in HITOX sales was an expanded sales effort in geographies where it had not been profitable to sell for the last several years.  As a result of these factors, our HITOX sales, primarily in Asia, increased during the last six months of 2017.

TIOPREM sales in Asia decreased 80% in 2017 due to a decrease in demand from TMM’s existing customers.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

Gross Margin:  The following table represents our net sales, cost of sales and gross margin for the years ended December 31, 2017 and 2016.

(Dollars in thousands)	Years Ended December 31,
	2017	2016
NET SALES	$38,966	$38,456
Cost of sales	35,412	33,361
GROSS MARGIN	$3,554	$5,095
GROSS MARGIN %	9%	13%

Gross margin decreased approximately 4% in 2017 due to reduction in production volume, primarily at TPT, which decreased the gross margin approximately 6%, which was partially offset by an increase in selling price of approximately 2%.  The decrease in production volume was primarily related to a reduction in purchases of ALUPREM by a major U.S. customer.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses (“SG&A”) increased 13% in 2017, primarily due to the collection in 2016 on a customer account previously deemed uncollectable, which accounted for approximately 7% of the increase in SG&A between 2017 and 2016.  Further impacting the 2017 SG&A were increases in salaries of 2%, accounting fees of 2% and sale commissions of approximately 2%.

Interest Expense:  Interest expense decreased approximately 37% in 2017 due to a reduction in the average short-term and long-term debt.

Provision for Income Taxes:  We recorded an income tax benefit of approximately $314,000 in 2017.  The 2017 income tax benefit was primarily related to recognition of a tax benefit at TPT, in the Netherlands, and in the U.S.  The following table represents the components of our income tax (benefit) expense:

	Components of Provision for Income Tax (Benefit) Expense
	Years Ended December 31,
	2017			2016
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$(102)	$(102)	$-	$(140)	$(140)
State	2	-	2	4	-	4
Foreign	(218)	4	(214)	247	(4)	243
Total Income Tax (Benefit) Expense	$(216)	$(98)	$(314)	$251	$(144)	$107

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $103,000 as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was a benefit of $13,000. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings resulted in an increase in our tax expense of  $116,000.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

Liquidity, Capital Resources and Other Financial Information

Cash and Cash Equivalents

As noted in the following table, cash and cash equivalents decreased $107,000 from December 31, 2016 to December 31, 2017.  Operating activities provided $3,879,000 of cash.  We used cash of $3,097,000 in investing activities and invested $879,000 through non-cash investing activities.  Financing activities used cash of $1,070,000.  The effect of the exchange rate fluctuations accounted for an increase in cash of $181,000.

	Years Ended December 31,
(In thousands)	2017	2016
Net cash provided by (used in)
Operating activities	$3,879	$4,832
Investing activities	(3,097)	(1,201)
Financing activities	(1,070)	(561)
Effect of exchange rate fluctuations	181	(167)
Net (decrease) increase in cash and cash equivalents	$(107)	$2,903

Non-cash investing activities:
Capital expenditures financed through accounts payable and accrued expenses	$879	$96

Operating Activities

Below are the major changes in working capital affecting cash provided by operating activities during the year ended December 31, 2017.

➢     Trade Accounts Receivable:  Trade accounts receivable used cash of $601,000 from the end of 2016 to the end of 2017.  Accounts receivable decreased $295,000, $148,000 and $158,000 at the U.S. operation, TPT and TMM, respectively, primarily due to a decrease in fourth quarter sales as compared to the same period of 2016.

➢     Inventories: Inventories provided cash of $3,235,000 from the end of 2016 to the end of 2017 due to a reduction in inventory at each of the Company’s three operating segments.  Inventories at the U.S. operation decreased $2,203,000, at TPT decreased $415,000 and at TMM decreased $617,000.  The reduction in inventory primarily related to the planned decrease in inventory levels announced last year.  We plan to continue decreasing our inventory levels, primarily at the U.S. operation and TMM, to approximately a three to six month level of both finished goods and raw materials.

➢      Other Current Assets:  Other current assets used cash of $39,000 during the year ended December 31, 2017, primarily related to the timing of insurance premiums, VAT tax and other miscellaneous prepaid expenses at each operation..

➢     Accounts Payable and Accrued Expenses:  Accounts payable and accrued expenses used cash of $442,000 from the end of 2016 to the end of 2017.  Accounts payable and accrued expenses at the U.S. operation increased $372,000 primarily related to the timing of raw materials.  At TPT and TMM, accounts payable and accrued expenses decreased $699,000 and $115,000, respectively, primarily related to the timing of operating expenses.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

Investing Activities

We used cash of $3,097,000 in investing activities during the year ended December 31, 2017 and $1,201,000 during the year ended December 31, 2016.  Net investments for each of our three segments are as follows:

➢     U.S. Operation:  We invested approximately $1,062,000 in 2017 for new production equipment designed to improve production yield and efficiency.

➢     European Operation:  We invested $1,975,000 at TPT during 2017 for new equipment to increase the production capacity and efficiency of ALUPREM.

➢     Asian Operation:  We invested $60,000 in 2017 at TMM primarily related to capital maintenance.

As noted in our “ – Critical Accounting Policies – Property, Plant and Equipment”, we expense routine maintenance and repair costs to operations as incurred and major improvements extending the asset lives are capitalized.

Financing Activities

We used cash of $1,070,000 and $561,000 in financing activities during the years ended December 31, 2017 and 2016, respectively.  Significant factors relating to financing activities include the following:

➢     Lines of Credit

➢     U.S. Operation:  Borrowings on our U.S. line of credit were not utilized by the Company during 2017 or 2016.

➢     European Operation:  Borrowings on TPT’s line of credit increased $36,000 during the year ended December 31, 2017 and were not utilized by the Company during the year ended December 31, 2016.

➢     Asian Operation:  Borrowings on TMM’s line of credit were not utilized during the year ended December 31, 2017 and decreased $172,000 for the year ended December 31, 2016.

➢     Export Credit Refinancing (“ECR”) – TMM’s borrowing on the ECR decreased $228,000 for the year ended December 31, 2017.  For the year ended December 31, 2016, TMM’s borrowing on the ECR decreased $855,000.

➢     Long-term Debt

➢   U.S. Operation:  Our U.S. operation did not utilize long-term debt during the years ended December 31, 2017and 2016.

➢   European Operation:  TPT’s long-term debt decreased $631,000 for the year ended December 31, 2017 and decreased $643,000 for the year ended December 31, 2016.

➢   Asian Operation:  TMM’s long-term debt decreased $247,000 for the year ended December 31, 2017 and decreased $288,000 for the year ended December 31, 2016.

➢     Capital Leases – During the year ended December 31, 2017, TPT financed the purchase of manufacturing equipment with a capital lease in the amount of $107,000.  The balance on the capital lease was $99,000 at December 31, 2017.

➢     Issuance of Common Stock:  For the year ended December 31, 2016, we received approximately $1,397,000 from the issuance of 527,681 shares of common stock related to the exercise of detachable warrants, with an exercise price of $2.65.  The warrants were issued in May 2009 with our six percent (6%) convertible subordinated debentures and matured May 4, 2016.  For the year ended December 31, 2017, no warrants or convertible subordinated debentures were outstanding.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

Liquidity

Long-term Debt – Financial Institutions

A schedule of our long-term debt to financial institutions as of December 31, 2017 and 2016 is included in Note 2 to the consolidated financial statements on page F-11.

Our current maturities of long-term debt, as well as other current maturities, will be paid with current cash and cash generated from operations.

European Operations

On July 7, 2004, TPT entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of €485,000 ($582,000 at 12/31/2017), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the First Mortgage, the interest was adjusted to a fixed rate of 3.85%, effective August 1, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 ($390,000 at 12/31/2017) of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000 ($192,000 at 12/31/2017), was used for the expansion of TPT’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616 ($1,939 at 12/31/2017).  The loan balance at December 31, 2017 was €176,000 ($211,000 at 12/31/2017).  The First Mortgage is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT’s existing production facility.  The Second Mortgage, in the amount of €470,000 ($564,000 at 12/31/2017), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the Second Mortgage, the interest was adjusted to a fixed rate of 3.3%, effective January 3, 2013, for a period of five years.  On January 3, 2018, interest rate was adjusted to a fix rate of 2.1% for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566 ($1,879 at 12/31/2017).  The Second Mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2017 was €204,000 ($245,000 at 12/31/2017).

On July 13, 2015, TPT entered into a third mortgage loan (the “Third Mortgage”) with Rabobank to fund the completion of its plant expansion.  The Third Mortgage, in the amount of €1,000,000 ($1,200,000 at 12/31/2017), will be repaid over 10 years and the interest rate, currently fixed at 3%, is to be adjusted every five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal payments of €8,333 ($10,000 at 12/31/2017) commenced on January 31, 2016 and will continue through December 31, 2025.  The Third Mortgage is secured by TPT’s real estate.  The loan balance at December 31, 2017 was €800,000 ($960,000 at 12/31/2017).

On July 13, 2015, TPT entered into a term loan (the “Term Loan”) with Rabobank to fund equipment purchases designed to improve production efficiencies and increase capacity at TPT.  The Term Loan, in the amount of €2,350,000 ($2,820,000 at 12/31/2017), will be repaid over a period of 5 years and is secured by TPT’s assets.  The interest rate, set for a period of three months, is based on the relevant EURIBOR rate plus the bank margin of 2.3 percentage points per annum, which was 2.3% (bank margin which is floor) at December 31, 2017.  The monthly principal payment of €39,167 ($47,000 at 12/31/2017) commenced on January 31, 2016 and continues through December 31, 2020.  The loan balance at December 31, 2017 was €1,410,000 ($1,692,000 at 12/31/2017).

At December 31, 2017, TPT was in compliance with all covenants.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

Asian Operations

On July 19, 2017, TMM amended its banking facility (the “HSBC Facility”) with HSBC Bank Malaysia Berhad (“HSBC”), a Malaysian Bank, extend the maturity date from June 30, 2017 to June 30, 2018.   Under the terms of the HSBC Facility, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 ($1,236,000 at 12/31/2017) which was used to finance a portion of the cost of plant improvements to increase efficiency and production capacity.  Under the terms of the HSBC Facility, the term loan, which will be repaid over a period of five (5) years at an interest rate of 2.0% per annum above the HSBC’s base lending rate, matures June 30, 2018.  The interest rate at December 31, 2017 was 5.2% per annum.  Monthly principal payments, in the amount of RM 83,333 ($20,591 at 12/31/2017), commenced October 25, 2013 and will continue through October 25, 2018.  The loan balance at December 31, 2017 was RM 1,250,000 ($309,000 at 12/31/2017).

Under the terms of the HSBC Facility, TMM’s debt is due on demand, therefore, the loan balance at December 31, 2017, was classified as current.

At December 31, 2017, TMM was not in compliance with the utilization ratio required under their agreement with HSBC.  The HSBC Facility requires TMM to maintain a 70% utilization of the HSBC Facility.  Due to TMM’s positive cash flow throughout 2017, it did not meet the 70% utilization.  As a result, TMM is working with HSBC to revise this specific covenant of the HSBC Facility.

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

On August 15, 2017, the Company entered into a new loan agreement (“Loan Agreement”) with the Lender which replaced the Agreement with the Lender dated December 31, 2010 and the Amended Agreement dated June 23, 2016.  Under the terms of the Loan Agreement, our Line was reestablished at $1,000,000 and the maturity date is extended from October 15, 2017 to October 15, 2018.  Under the terms of the Loan Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.

Under the terms of the Loan Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At December 31, 2017, no funds were outstanding on the Line.

The U.S. Operation was in compliance with all covenants at December 31, 2017.

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

European Operations

On July 13, 2015, TPT amended the short term banking facility (the “TPT Amended Agreement”) with Rabobank.  Under the terms of the TPT Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,320,000 to $600,000 at December 31, 2017) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%.  The interest rate  was 2.9% at December 31, 2017.  At December 31, 2017, TPT had €30,000 ($36,000 at 12/31/2017) outstanding on the line.

TPT was in compliance with all covenants at December 31, 2017.

Asian Operations

On July 19, 2017, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2017 to June 30, 2018.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($124,000 at 12/31/2017); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,585,000 at 12/31/2017); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,236,000 at 12/31/2017).  At December 31, 2017, no funds were outstanding on the HSBC short-term banking facility.

On October 12, 2017, TMM amended its short-term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from August 11, 2017 to February 11, 2018. TMM is currently negotiating with RHB to extend the maturity date to August 11, 2018.  The RHB facility includes the following: (1) a multi-trade line of RM 3,500,000 ($865,000 at 12/31/2017); (2) a bank guarantee of RM 1,200,000 ($297,000 at 12/31/2017); and (3) a foreign exchange contract line of RM 2,500,000 ($618,000 at 12/31/2017). At December 31, 2017, no funds were outstanding on the RHB short-term banking facility.

TMM was not in compliance with the utilization ratio required under their agreement with HSBC at December 31, 2017. The HSBC Facility requires TMM to maintain a 70% utilization of the HSBC Facility.  Due to TMM’s positive cash flow throughout 2017, it did not meet the 70% utilization.  As a result, TMM is working with HSBC to revise this specific covenant of the HSBC Facility.

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
December 31, 2017 and 2016

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

Bad Debts – We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers.  The allowance for doubtful accounts is based upon the expected collectability of all accounts receivable including review of aging and current economic conditions.  At December 31, 2017 and 2016, we maintained a reserve for doubtful accounts of approximately $170,000 and $102,000, respectively.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes – Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies.  Significant management judgment is required in determining the effective rate and in evaluating our tax position.  At December 31, 2017, our U.S. operation had federal NOL carry-forwards of approximately $1,018,000 which resulted in a deferred tax asset (“DTA”) of approximately $214,000 which will begin to expire in 2033.  At December 31, 2017, the U.S. operation had deferred tax liabilities (“DTL”) of $287,000, primarily related to book vs. tax depreciation.  These temporary differences are expected to fully reverse prior to the expiration of the existing DTA; therefore, we determined that it is not necessary to provide a valuation allowance for our U.S. NOL as we believe the DTA is fully recoverable.

At December 31, 2017, our Asian operation, TMM, had NOL carry-forwards of approximately $3,502,000 and certain other deferred tax assets of approximately $2,183,000 which resulted in a DTA of approximately $1,356,000.  Due to the uncertainties regarding TMM’s ability to utilize these DTAs, the Company established a valuation allowance to fully reserve against these DTAs.

Inventory – We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions.  Based on our 2017 and 2016 inventory analysis, no such write down was required.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the year ended December 31, 2017, the Company recorded approximately $2,150,000 related to idle facility expense primarily at the European operations which is included in the 2017 Consolidated Statement of Operations as a component of “Cost of sales.”  During 2016, we incurred approximately $475,000 related to idle facility expense.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Impairment of Long-Lived Assets – The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management’s estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management’s estimates.  Based upon our most recent analysis, management determined no assets were impaired.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

Share Based Compensation – We calculate share based compensation using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions, including the expected stock price volatility.  For the years ended December 31, 2017 and 2016, we recorded $131,000 and $170,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

Impact of Newly Issued Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for a discussion of accounting standards that we recently adopted or will be required to adopt.

Off-Balance Sheet Arrangements and Contractual Obligations

Operating Leases – As of December 31, 2017, we lease approximately 14 acres of the land at the facility located in Corpus Christi, Texas and TMM has 38 acres of land which it has a commitment to use through 2074.  The minimum future rental payments under this and other non-cancelable operating leases as of December 31, 2017 for the five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2018	$178
2019	178
2020	178
2021	178
2022	178
Thereafter	800
Total minimum lease payments	$1,690

Contractual Obligations – The following is a summary of all significant contractual obligations, both on and off our consolidated balance sheet, as of December 31, 2017, that will impact our liquidity.

(In thousands)	Payments due by period
Contractual Obligations	Total	2018	2019	2020	2021	2022	2023 +
Long-term Debt	$3,417	$1,039	$730	$730	$166	$166	$586
Lines of Credit	36	36	-	-	-	-	-
Interest Expense	266	86	56	38	26	21	39
Operating Leases	1,690	178	178	178	178	178	800
Capital Leases	107	39	39	29	-	-	-
Capital Expenditures	225	225	-	-	-	-	-
Total	$5,741	$1,603	$1,003	$975	$370	$365	$1,425

Variable interest rates used to calculate interest expense were 2.3% and 5.2% at December 31, 2017.  Refer to Note 2 to the consolidated financial statements on page F-11.

We had approximately $225,000 in contractual obligations primarily related to open purchase orders for capital expenditures at our U.S. operation.

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

TOR Minerals International, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2017 and 2016

Other Matters

Anticipated Capital Expenditures

During 2018, we anticipate capital expenditures of approximately $1,500,000 at TPT related to capital maintenance and expansion projects.  As noted in our critical accounting policies related to property, plant and equipment, we expense routine maintenance and repair costs to operations as incurred and major improvements extending the asset lives are capitalized.

Inflation

General inflation has not had a significant impact on our business, and it is not expected to have a major impact in the foreseeable future.  Increases in energy pricing adversely affect our results of operations and are expected to continue to do so.

Foreign Operations – Impact of Exchange Rate

We have two foreign operations, TMM in Malaysia and TPT in The Netherlands.  TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit, which is also the functional currency.  As a result, gains and losses resulting from translating TMM’s financial statements from Ringgits to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders’ equity) on the consolidated balance sheet and statement of comprehensive income (loss).  As of December 31, 2017, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar was a loss of $1,140,000.

TPT’s functional currency is the Euro.  As a result, gains and losses resulting from translating TPT’s financial statements from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the consolidated balance sheet.  As of December 31, 2017, the cumulative translation adjustment related to the change in functional currency to the U.S. Dollar was income of $848,000.

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

At December 31, 2017, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording income of approximately $3,000 as a component of our 2017 net loss and $3,000 as a current asset on the consolidated balance sheet at December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (“Evaluation Date”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment under that framework and the criteria established therein, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Controls

During the quarter ended December 31, 2017, there were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9 B.	Other Information

The Company has previously disclosed all items required to be reported on a Form 8-K for the quarter ended December 31, 2017.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our directors and executive officers at March 27, 2018.

Director Nominee	Age	Present Office(s) Held In Our Company	Since
Olaf Karasch	60	President, Chief Executive Officer	2006
Douglas M. Hartman	50	Chairman of the Board	2001
Julie Ann Ehmann	58	None	2009
Thomas W. Pauken Esq.	74	None	1999
Bernard A. Paulson	89	None	1992
Steven E. Paulson	54	None	2008
Tan Chin Yong, PhD.	53	None	2001

 Dr. Olaf Karasch, age 60, was appointed as our Executive Vice President, Operations, on September 4, 2002.  He was appointed President and Chief Executive Officer and elected as a director on July 1, 2006.  Dr. Karasch served as Managing Director of our Company’s wholly owned Netherlands subsidiary, TOR Processing and Trade, B.V. (“TP&T”), since joining our Company on May 16, 2001.  In January 1996, Dr. Karasch was managing director for Flohme Chrome Plating and Plasma Coating.  In 1997, he joined the Royal Begemann Group in The Netherlands, TP&T’s predecessor, until we purchased it in 2001.  Dr. Karasch received his Ph.D. in Mineralogy at Reinisch-Westfalische University in Aachen, Germany, where he specialized in submicronization (particle size reduction below one micron).  We believe Dr. Karasch’s qualifications to sit on the Board of Directors include his extensive business experience in leading and managing businesses that have domestic and foreign operations, his entrepreneurial experience, as well as his direct knowledge of the mineral industry.

Douglas M. Hartman, MBA, age 50, has served as a director of our Company since 2001.  Mr. Hartman has served as our Chairman of the Board since May 2014.  Mr. Hartman currently serves as Chairman and President of Hartman & Associates, Inc., a venture capital firm in Austin, Texas, and has served as its President since 1999.  He also serves as a director of The Software Revolution, Inc., a provider of automated legacy computer system modernization services, since 2001.  He served as a Commissioner on The Texas Facilities Commission from 2009 – 2014.  Mr. Hartman is the sole Trustee for The Douglas MacDonald Hartman Family Irrevocable Trust.  We believe Mr. Hartman’s qualifications to sit on the Board of Directors include his leadership and management experience in several industries, in particular his role as President and Chief Operating Officer of Hartland Bank N.A., his 10 years of direct experience as a corporate banker, and his varied experiences as an investor and director in several private and publicly held companies.  He also served as the Company’s Chairman of the Audit Committee.

Julie Ann Ehmann, CPA, age 58, has served as a director of our Company since 2009.  Ms. Ehmann has been an accountant with Buckley and Associates since 1991 and was elected President of Buckley and Associates, PC in 2008.  Ms. Ehmann has served as a director of Driscoll Children’s Hospital Development Foundation and the Texas A&M University Corpus Christi Foundation since 2008, where she also served as president, vice president and treasurer.  In addition, she has served in the following roles as: (1) director of the Art Museum of South Texas since 2007, where she also served as chairman, past chairman and treasurer; (2) treasurer of the Texas State Aquarium since 2011; (3) treasurer and secretary of the Corpus Christi Yacht Club; and (4) as a member of the Business Advisory Board of American Bank since 2009.  We believe Ms. Ehmann’s qualifications to sit on the Board of Directors include her leadership experience, specifically her experience as a Certified Public Accountant, her experience in finance and her experience as a director of private organizations.

Thomas W. Pauken, Esq., age 74, has served as a director of our Company since 1999.  Mr. Pauken has been President of TWP, Inc., an investment company in Dallas, Texas, since 1991, and as Commissioner of the Texas Workforce Commission from 2008 to 2013.  Mr. Pauken is also a director of Future Matrix, a privately held company.  We believe Mr. Pauken’s qualifications to sit on the Board of Directors include his leadership experience, specifically his experience as an attorney, and his experience as a director of both private and publicly traded companies.

Bernard A. Paulson, age 89, has served as a director of our Company since 1992 and served as Chairman from 2000 to 2014.  Mr. Paulson has served as chairman of Contech Control Services since 2014.  Mr. Paulson has served as a director of the Del Mar College Foundation since 1992, Driscoll Children’s Hospital Development Foundation and the Art Museum of South Texas since 1994.  Mr. Paulson is the father of Steven E. Paulson.   We believe Mr. Paulson’s qualifications to sit on the Board of Directors include his executive leadership and management experience in several businesses, his over 50 years of experience as an engineer, and his experience as a director of both private and publicly traded companies.

Steven E. Paulson, age 54, has served as a director of our Company since 2008.  Mr. Paulson has severed as the president and Chief Executive Officer of Contech Control Services since 2014.  Mr. Paulson served as President and a director of TAG from 1996 until its sale to Emerson Electric in December 2007; following the sale, he continued to serve as a consultant there through 2012.  Mr. Paulson is the son of Bernard A. Paulson.  We believe Mr. Paulson’s qualifications to sit on the Board of Directors include his extensive business experience in leading and managing businesses, his experience as an engineer, his knowledge of the manufacturing industry, as well as his experience analyzing financial statements.

Tan Chin Yong, Ph.D., age 53, has served as a director of our Company, as well as our subsidiary company in Malaysia, TOR Minerals Malaysia Sdn. Bhd., since 2001.  Dr. Tan has also served as Chief Executive Officer of Kaizen Holdings Sdn. Bhd. in Malaysia since 2008.  We believe Dr. Tan’s qualifications to sit on the Board of Directors include his extensive business experience in leading and managing businesses that have foreign operations as well as his entrepreneurial experience.

Board Leadership Structure

The roles of Chairman and Chief Executive Officer are separate positions within our Company.  Mr. Hartman serves as our Chairman and Dr. Karasch serves as our Chief Executive Officer.  We separate the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles.  The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer and presides over meetings of the Board of Directors.

Risk Oversight

The Board of Directors has an active role, as a whole and also at the committee level, in overseeing management of our risks.  The Board of Directors regularly receives reports from senior management on areas of material risk to our Company, including our credit, liquidity, operational and legal and regulatory risks.  Pursuant to its charter, the Audit Committee reviews our major financial risk exposures and the steps management has taken to monitor and control such exposures.  The Audit Committee also meets periodically with management to discuss policies with respect to risk assessment and risk management.  In addition, the Compensation and Incentive Plan Committee oversees the management of risks relating to our executive and non-executive compensation plans and arrangements, and the Executive Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest.  While each committee oversees certain risks and the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers, directors and greater than ten-percent (10%) stockholders are required by Securities and Exchange Commission (the “SEC”) regulations to furnish us with copies of all Section 16(a) forms they file.  Based on our review of documents provided, all such reports required to be filed pursuant to Section 16(a) during the fiscal year ended December 31, 2017, were timely filed.

Committees of Our Board

Our Board of Directors has the following three standing committees: (1) Audit Committee; (2) Compensation and Incentive Plan Committee; and (3) Executive Committee.

Audit Committee

The Audit Committee is composed of three outside directors and operates under a written charter adopted by our Board of Directors according to the rules and regulations of the SEC and the Nasdaq Stock Market Marketplace Rules.  A copy of the charter may be found on our website, www.torminerals.com.  The Audit Committee met four times in 2017.  The Audit Committee members are Ms. Ehmann, Chairman, Mr. Pauken and Dr. Tan.  Each member of our Audit Committee, as determined by the Board of Directors, qualifies as independent as such term is defined under the applicable rules of the Nasdaq Stock Market and the SEC.  Our Board of Directors has reviewed the education, experience and other qualifications of each of the members of its Audit Committee.  After review, our Board of Directors has determined that Julie A. Ehmann, CPA, meets the SEC’s definition of an “audit committee financial expert.”

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

Independent Auditors

For the years ended December 31, 2017 and 2016, the Company retained BDO USA, LLP (“BDO”), an independent registered public accounting firm, to provide audit services to the Company and, in consideration of such services, paid to BDO the amounts specified under the heading “Independent Public Accountants” (see Item 14).

The audit reports of BDO on the Company's consolidated financial statements for the years ended December 31, 2017 and 2016 did not contain an adverse opinion or disclaimer of opinion, and these statements were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2017 and 2016, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, had it not been resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in its reports on the financial statements for such periods.  During this time, there have been no "reportable events," as that term is described in Item 304(a)(1)(v) of Regulation S-K.

REPORT OF THE AUDIT COMMITTEE

The following is the report of the Audit Committee with respect to our audited consolidated financial statements for the fiscal year ended December 31, 2017. The information contained in this report shall not be deemed to be “soliciting material” or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference in such filing.

Review with Management

The Audit Committee has reviewed and discussed with management and our independent auditors the audited consolidated financial statements of TOR Minerals International, Inc.  The committee reviewed with our independent auditors the matters required to be discussed by Auditing Standards No. 1301, Communications with Audit Committee regarding their judgments as to the quality, not just the acceptability, of the accounting principles of TOR Minerals International, Inc. and such other matters as the committee and the auditors are required to discuss under auditing standards generally accepted in the United States.  Additionally, the committee discussed with the auditors their independence from the Company, and our management, including the matters in the written disclosures and the letter provided by the independent auditors to the Audit Committee as required by the Public Company Accounting Oversight Board (“PCAOB”) Rule 3526, and considered the compatibility of non-audit services with the auditors’ independence.

Review and Discussions with Independent Accountants

The Audit Committee held three regularly scheduled meetings with the independent auditors prior to the inclusion of the consolidated financial statements into the periodic filings and one special meeting during our Company’s fiscal year ended December 31, 2017.

The Audit Committee has received the written disclosures and letter from BDO as required by the PCAOB, confirming their independence from us and our related entities within the meaning of the rules and regulations of the PCAOB, and the Audit Committee has discussed with BDO their independence from us.

Based on the foregoing reviews and discussions, the committee recommended to our Board of Directors that the audited consolidated financial statements of TOR Minerals International, Inc. be included in our Form 10-K for the year ended December 31, 2017 for filing with the SEC.

Based on the review and discussions referred to above, the Audit Committee recommended to our Board of Directors that BDO be appointed as the independent auditors for the fiscal year ending December 31, 2018.  In the event the appointment of BDO is not ratified by our stockholders, the Audit Committee will consider the appointment of other independent auditors.

Executive Committee

We established an Executive Committee in September 2002 to advise the President and Chief Executive Officer in matters of debt financing, contract negotiations and other situations that may arise.  The Executive Committee met four times in the fiscal year ended December 31, 2017.  Members of the Executive Committee include Ms. Julie Ehmann and Messrs. Douglas Hartman (chairman), Olaf Karasch, Bernard Paulson and Steven Paulson.

Nomination of Directors

We do not have a standing nominating committee or a committee performing similar functions.  Our Board of Directors believes that it is appropriate for us not to have such a committee because director nominees have historically been selected by our Board of Directors, six members of which are considered independent.  The independent directors are Ms. Julie Ehmann, Messrs. Bernard Paulson, Douglas Hartman, Thomas Pauken, Steven Paulson and Dr. Tan Chin Yong.  In accordance with the Nasdaq Stock Market Marketplace Rules, a majority of our independent directors recommend director nominees for the Board of Director’s selection.  Because we do not maintain a standing nominating committee, there is no written nominating committee charter; however, we have adopted the nomination policy described in this section by board resolution.  All of this year’s nominees for director are current directors standing for re-election.  We did not pay any fee to any third party to identify or evaluate potential nominees.

Our Board of Directors has no minimum qualifications that nominees must meet in order to be considered.  In the fulfillment of their responsibilities to identify and recommend to our Board of Directors individuals qualified to become board members, the independent directors will take into account all factors they consider appropriate, which may include experience, accomplishments, education, understanding of the business and the industry in which it operates, specific skills, general business acumen and the highest personal and professional integrity.  Generally, the independent directors will first consider current board members because they meet the criteria listed above and possess an in-depth knowledge of our Company, its history, strengths, weaknesses, goals and objectives.  This level of knowledge has proven very valuable to our Company.  All current nominees to our Board of Directors were approved by a majority or all of our independent directors.  Our Board of Directors has no formal policy with regard to the consideration of diversity in identifying director nominees, but the Board of Directors believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities.  Nominees are not discriminated against on the basis of race, religion, nation origin, sexual orientation, disability or any other basis proscribed by law.

The independent directors will consider stockholder recommendations for candidates to serve on our Board of Directors, and will evaluate such candidates in the same manner they evaluate nominees recommended by the independent directors.  In order to provide the independent directors time to evaluate candidates prior to submission to our stockholders for vote at the 2019 Annual Meeting, stockholders desiring to recommend a candidate must submit a recommendation to the Secretary of the Company at our corporate office by February 1, 2019.  The recommendation must contain the following: (i) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the stockholder is a holder of record of stock of our Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (iv) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC, had the nominee been nominated, or intended to be nominated, by a majority of independent directors; and (v) the consent of each nominee to serve as a director of our Company, if so elected.

Stockholder Communication with Our Board of Directors

Our Board of Directors has adopted a formal policy by which our stockholders may communicate with members of our Board of Directors by mail addressed to an individual member of the Board of Directors, to the full Board of Directors, or to a particular committee of the Board of Directors, at the following address: c/o Corporate Secretary, TOR Minerals, Inc. 722 Burleson Street, Corpus Christi, Texas 78402.  Any such communication must contain:

  a representation that the stockholder is a holder of record of our capital stock;

  the name and address, as they appear on our books, of the stockholder sending such communication; and

  the class and number of shares of our capital stock that are beneficially owned by such stockholder.

The Corporate Secretary will forward such communications to our Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take the appropriate legal action regarding such communication.  The foregoing information is also available on our website at www.torminerals.com.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  The Code of Ethics and Business Conduct may be found on our website at www.torminerals.com.

Item 11.	Executive Compensation

Compensation and Incentive Plan Committee

The Compensation and Incentive Plan Committee (the “Comp Committee”) currently consists of Messrs. Steven E. Paulson (Chairman), Thomas Pauken and Bernard Paulson, each of which our Board of Directors has determined qualify as independent, as that term is defined under the applicable rules of the Nasdaq Stock Market, and operates under a written charter adopted by our Board of Directors.  A copy of the charter may be found on our website at www.torminerals.com.  The Comp Committee met three times in 2017.

The Comp Committee formulates and presents to our Board of Directors recommendations as to the base salaries for all officers of our Company.  The Comp Committee specifically reviews, approves and establishes the compensation for our executive officers.  This committee is authorized to (1) select persons to receive awards under the Plan; (2) determine the terms, provisions and amount of the awards, if any; (3) to review performance of persons selected for bonuses; and (4) otherwise administer the Plan to the full extent provided in such Plan.  The Comp Committee is not authorized to delegate its authority to other persons.

Overview

The Comp Committee is responsible for administering the executive compensation program for our Company.  The Comp Committee is responsible for establishing appropriate compensation goals for the executive officers of our Company, evaluating the performance of such executive officers in meeting such goals and making recommendations to our Board of Directors with regard to executive compensation.  Our Company’s compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, and achievement of specific operation, financial and strategic objectives.  None of the current members of our Comp Committee has ever been an employee of ours or any of our subsidiaries.  Except for Olaf Karasch, our Chief Executive Officer and President, who is also a member of our Board of Directors, none of our executive officers serve as a member of our Board of Directors or Comp Committee.  Dr. Karasch participates in compensation discussions concerning our executive officers except when such discussion pertains to his compensation.

The Comp Committee conducts a bi-annual review of the compensation packages of our executive officers, which accounts for factors which it considers relevant, such as the Company’s financial performance and the performance of the executive officer under consideration.  The Comp Committee does not engage in any benchmarking of total compensation or any material element of compensation against any specific companies or groups of companies.  The particular elements of our compensation programs for our executive officers are described below.

In carrying out its duties to establish the executive compensation program, the Comp Committee is guided by the Company’s desire to achieve the following objectives:

  attract and retain high-quality leadership;

  provide competitive compensation opportunities that support our overall business strategy and objectives; and

  effectively serve the interests of our stockholders.

These objectives are implemented by the Comp Committee through its executive compensation program.  In 2017, the compensation program established by the Comp Committee was comprised of the following three primary components:

  base salary;

  annual cash incentive payment; and

  long-term equity based compensation awards.

The Comp Committee has the flexibility to use these primary components, along with certain other benefits, in a manner that attempts to effectively implement its stated objectives with respect to the compensation arrangements for each of our executive officers.  Each of the primary components, and the certain other benefits, are discussed in more detail below.

Base Salary

Our executive officers’ salaries are determined by evaluating their relative roles and responsibilities.  Individual salaries are reviewed annually and salary increases are based on the Company’s overall performance and the executive’s individual performance during the preceding year.  The Comp Committee does not assign relative weights or importance to any specific measure of our financial performance.

In determining the base salary for 2017 for Dr. Olaf Karasch, our President and Chief Executive Officer, the Comp Committee considered the Company’s financial performance and his performance.  Based on these factors, the Committee established Dr. Karasch’s salary under his employment agreement as $355,198 in 2017 and $343,250 in 2016.  Mr. Schomp, our Executive Vice President, received a base salary of $208,993 in 2017 and $208,993 in 2016.  Ms. Russell, our Secretary, Treasurer and Chief Financial Officer, received a base salary of $122,740 in 2017 and $120,334 in 2016.

Annual Bonuses

The annual compensation of our executive officers consists of a base salary and discretionary bonus payments.  Our Board of Directors may issue bonuses to our executive officers based on the financial performance of the Company and the individual performance of the officer.  The Comp Committee reviewed the 2017 and 2016 fiscal year performance of the Company and determined that Dr. Karasch would receive a bonus, in the amount of approximately $39,000, for 2017.  The Comp Committee determined that there would not be any bonuses approved for our executive officers in 2016.

Stock Option Grants

The Plan, intended to advance the interests of our Company by encouraging stock ownership on the part of key employees, was approved by the stockholders on May 5, 2000 and amended by stockholder approval on May 11, 2012.  This amendment increased the number of shares subject to the Plan to 500,000 shares.  The Plan is intended to provide our directors, executive officers and employees the opportunity to acquire a proprietary interest in the success of our Company by granting stock options to such directors, executive officers and employees.  Specifically, the plan is intended to advance the interests of our Company by:

  enabling us to attract and retain the best available individuals for positions of substantial responsibility;

  providing additional incentive to such persons by affording them an opportunity for equity participation in our business; and

  rewarding our directors, executive officers and employees for their contributions to our business.

The Plan is administered by our Comp Committee.  Both “Incentive Stock Options” and “Non-statutory Options” may be granted under the Plan from time to time.  Incentive Stock Options are stock options intended to satisfy the requirements of Section 422 of the Internal Revenue Code.  Non-statutory Options are stock options that do not satisfy the requirements of Section 422 of the Internal Revenue Code.

All options under the Plan are required to be at an exercise price of not less than 100% of the fair market value of the stock on the date of grant.  Each option expires not later than ten years from the date the option was granted.  Options are exercisable in installments as provided in individual stock option agreements.

Stock options are the primary source of long-term incentive compensation for our executive officers and directors.  Each of our executive officers and directors are eligible to participate in the Plan.

Stock option grants are made at the discretion of the Comp Committee.  Each grant is designed to align the interests of the executive officer with those of our stockholders and provide each individual with a significant incentive to manage our Company from the perspective of an owner with an equity stake in the business.  Each grant allows the officer to acquire shares of Common Stock at a fixed price per share (which is required to be the market price on the grant date) over a specified period of time (up to ten years).  Shares underlying each option become exercisable in a series of installments over a vesting period and are contingent upon the officer’s continued employment with our Company.  Accordingly, the option will provide a return to the executive officer only if he or she remains employed by our Company during the vesting period so long as the market price of the shares appreciates over the option term.

The size of the option grant to each executive officer is set by the Comp Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with our Company, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term.  The Comp Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual.  The relevant weight given to each of these factors varies from individual to individual.  Our Company does not have security ownership requirements or guidelines for its executive officers.

The Comp Committee reviewed the 2017 fiscal year performance of the Company and determined that there would not be any option grants approved for our executive officers in 2016.

On April 21, 2016, the Board of Directors of TOR Minerals International, Inc. (the “Company”) granted the officers of the Company non-statutory stock options (the “Performance Awards”).  The Performance Awards, which are subject to the terms, definitions and provisions of the 2000 Incentive Plan as amended, consist of the following grants:

Officer's Name	Position	Five Year Performance Grant Award
Olaf Karasch	President & Chief Executive Officer	150,000
Mark Schomp	Executive Vice President, Sales & Marketing	50,000
Barbara Russell	Treasurer & Chief Financial Officer	15,000

The Performance Awards will vest over a five year period based solely on the basis of satisfaction of the performance criteria established annually by the Company’s Board of Directors.  The Performance Periods begin on January 1 of each calendar year and ending on December 31 of such year.  The first Performance Period shall begin on January 1, 2016 and end on December 31, 2016.  The final Performance Period shall begin on January 1, 2020 and shall end on December 31, 2020.  The exercise price for the Performance Awards was set at the closing price of the Company’s stock on January 4, 2016, as established by NASDAQ, at $4.51 per share.

Agreements with Employees

On June 3, 2016, the Board of Directors of the Company entered into a Service Agreement with the Company’s President and Chief Executive Officer, Dr. Olaf Karasch.  Under the terms of the Service Agreement, Dr. Karasch’s annual salary, on the date of the agreement, will be €311,016 (Euro).  The Service Agreement contains a “Change in Control” provision whereby Dr. Karasch will be assured a minimum of two (2) years of compensation following any Change in Control (as defined in the agreement), whether as an active employee of the Company or through the severance payment provided in the Service Agreement, unless Dr. Karasch is terminated by the Company for  “Cause” (as defined in the Service Agreement) or his employment is terminated by him other than for “Good Reason” (as defined in the Service Agreement).

In addition, the Board of Directors updated the Severance Agreement with the Company’s Treasurer and Chief Financial Officer, Barbara Russell, on June 3, 2016.  Under the terms of the Severance Agreement, Ms. Russell will be assured a minimum of one year of compensation following any Change in Control (as defined in the applicable Severance Agreement), whether as an active employee of the Company or through the severance payment provided in the Severance Agreement, unless Ms. Russell is terminated by the Company for “Cause” (as defined in the applicable Severance Agreement) or her employment is terminated by the Company for other than for “Good Reason” (as defined in the applicable Severance Agreement).

Section 162(m) of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year.  The limitation applies only to compensation that is not considered to be performance-based.  We generally intend to limit non-performance based compensation to our executive officers consistent with the terms of Section 162(m) so that compensation will not be subject to the $1 million deductibility limit.  Cash and other non-performance-based compensation paid to our executive officers for fiscal year 2017 did not exceed the $1 million limit per officer.

Review of All Components of Executive Compensation

The Comp Committee has reviewed all components of compensation for our named executive officers (our “NEOs”), including salary, bonus, accumulated realized and unrealized stock option gains, the dollar value to the NEO and cost to us of all perquisites and other personal benefits.  Based on this review, the Comp Committee finds the total compensation for our NEOs in the aggregate to be reasonable and not excessive.  The Comp Committee specifically considered that our Company does not maintain any employment contracts, with the exception of its employment agreement with Dr. Karasch, as described above under the section entitled “Agreements with Employees.”  It should be noted that when the Comp Committee considers any component of total compensation of our NEOs, the aggregate amounts and mix of all the components, including accumulated (realized and unrealized) option gains, are taken into consideration in the Comp Committee’s decisions.

Our Chief Executive Officer assists the Comp Committee in assessing and designing our Company’s compensation program, and he attended all of the Comp Committee’s meetings held in 2017 but was not present during voting or deliberations of his compensation.  Except as described herein, the Comp Committee did not adopt any new compensation programs or amend any existing compensation policies in 2017.

Internal Pay Equity

The Comp Committee believes that the relative difference between the Chief Executive Officer’s compensation and the compensation of our Company’s other executives is consistent with similar compensation differences found in our reference labor market.

Management – Executive Officers

Our Comp Committee discusses the total compensation of our NEOs, a group that includes our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and our other most highly compensated executive officers whose total compensation for our fiscal year ended December 31, 2017 exceeded $100,000, which included one other person.  Each of our NEOs is elected annually, and as of December 31, 2017, our NEOs were as follows:

Name	Age	Position	Since
Olaf Karasch	60	President and Chief Executive Officer	2006
Mark Schomp	57	Executive Vice President	2006
Barbara Russell	65	Chief Financial Officer, Treasurer and Secretary	2010

Dr. Olaf Karasch, President and Chief Executive Officer — Dr. Olaf Karasch was appointed President and Chief Executive Officer by the Board on July 1, 2006.  Dr. Karasch resides in Germany and holds his office at our European operation, TP&T, located in Hattem, Netherlands.  Dr. Karasch had served as Executive Vice President, Operations, since September 4, 2002.  Dr. Karasch had served as Managing Director of TP&T since joining the Company on May 16, 2001.  In January 1996, Dr. Karasch was managing director for Flohme Chrome Plating and Plasma Coating.  In 1997, he joined the Royal Begemann Group in The Netherlands until its purchase by TOR in 2001.  Dr. Karasch received his Ph.D. in Mineralogy at Reinisch-Westfalische University in Aachen, Germany, where he specialized in submicronization (particle size reduction below one micron).

Mark Schomp, Executive Vice President — Mark Schomp was appointed Executive Vice President by the Board on July 1, 2006.  Mr. Schomp had served as Vice President, Sales and Marketing since September 4, 2002.  Mr. Schomp is a Chemical Engineer who spent 15 years in sales and sales management with Alusuisse-Lonza, a large European manufacturer of aluminum, specialty aluminas, and other products.  He has wide experience in selling pigments and fillers for plastics and coatings applications.  Mr. Schomp joined the Company’s sales department in 2001.

Barbara Russell, Secretary, Treasurer and Chief Financial Officer – Barbara Russell was appointed Chief Financial Officer on February 12, 2010 and Secretary and Treasurer on May 23, 2008.  Ms. Russell had served as the Company’s Controller since 1999 and as the Acting Chief Financial Officer since May of 2008.  Prior to joining the Company in 1997, she was Chief Executive Officer of the South Texas Lighthouse for the Blind.

No executive officer of the Company has any family relationship with any other director or executive officer of the Company.

Summary Compensation Table for 2017 and 2016

The following table sets forth information concerning the compensation of our NEOs for the fiscal years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total
Olaf Karasch President and	2017	$355,198	$39,258	$18,765	$20,502	(2)	$433,723
Chief Executive Officer	2016	$343,250	$-	$27,105	$17,122	(2)	$387,477
Barbara Russell Chief Financial Officer	2017	$122,740	$-	$1,774	$-		$124,514
Treasurer and Secretary	2016	$120,334	$-	$2,710	$-		$123,044
Mark J. Schomp Executive Vice President,	2017	$208,993	$-	$3,128	$6,000	(3)	$218,121
Marketing and Sales	2016	$208,993	$-	$9,035	$6,000	(3)	$224,028

(1)       The fair value per option at the date of grant, computed in accordance with FASB ASC Topic 718, was valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2017	2016
Risk-free interest rate	2.10%	1.90%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.48	0.59
Expected term (in years)	7.00	7.00

The risk free interest rate is based on the Treasury Constant Maturity Rate as quoted by the Federal Reserve at the time of the grant for a term equivalent to the expected term of the grant.  The estimated volatility is based on the historical volatility of our stock and other factors.  The expected term of options represents the period of time the options are expected to be outstanding from the grant date.

(2)       Consists of Dr. Karasch’s Netherlands insurance policy and taxes.

(3)       Consists of car allowance.

Outstanding Equity Awards at Fiscal Year-End for 2017

The following table sets forth information concerning unexercised options and stock that has not vested for each of our executive officers named in the Summary Compensation Table outstanding as of December 31, 2017:

	Option Awards
	Number of Securities Underlying Unexercised Options				Option
Name	(#) Exercisable		(#) Unexercisable		Exercise Price	Expiration Date
Olaf Karasch	10,000	(2)			$12.96	2/25/2021
	10,000	(3)			$16.77	5/18/2022
	8,000	(4)	2,000	(4)	$11.39	5/10/2023
	6,000	(5)	4,000	(5)	$10.31	5/8/2024
	10,125	(6)	90,000	(6)	$4.51	1/1/2026
Barbara Russell	1,019	(1)			$7.50	6/18/2020
	2,500	(2)			$12.96	2/25/2021
	2,500	(3)			$16.77	5/18/2022
	2,000	(4)	500	(4)	$11.39	5/10/2023
	1,500	(5)	1,000	(5)	$10.31	5/8/2024
	1,313	(6)	9,000	(6)	$4.51	1/1/2026
Mark J. Schomp	2,031	(1)			$7.50	6/18/2020
	5,000	(2)			$12.96	2/25/2021
	5,000	(3)			$16.97	5/18/2022
	4,000	(4)	1,000	(4)	$11.39	5/10/2023
	3,000	(5)	2,000	(5)	$10.31	5/8/2024
	3,375	(6)	30,000	(6)	$4.51	1/1/2016

(1)       The options were immediately vested at date of grant.

(2)       The options vest in five annual equal increments on each February 25, 2012, 2013, 2014, 2015 and 2016.

(3)       The options vest in five annual equal increments on each May 17, 2013, 2014, 2015, 2016 and 2017.

(4)       The options vest in five annual equal increments on each May 10, 2014, 2015, 2016, 2017 and 2018.

(5)       The options vest in five annual equal increments on each May 10, 2015, 2016, 2017, 2018 and 2019.

(6)       The performance option awards vest in five annual equal increments on each January 1, 2017, 2018, 2019, 2020 and 2021.

Directors’ Compensation

The table below sets forth the amounts paid to our outside directors for their service as directors of our Company for the fiscal year ended December 31, 2017.  Employee directors receive no additional compensation for service on our Board of Directors or on committees of our Board of Directors.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Julie A. Ehmann	$20,000	$3,790	$23,790
Douglas M. Hartman	$18,000	$3,790	$21,790
Thomas W. Pauken Esq.	$16,500	$3,790	$20,290
Bernard A. Paulson	$16,500	$3,790	$20,290
Steven E. Paulson	$16,500	$3,790	$20,290
Tan Chin Yong, PhD.	$16,000	$3,790	$19,790

(1)         Non-employee members of our Board of Directors are compensated by our Company for board meetings attended in the amount of $1,000 per meeting and a quarterly retainer of $2,500, with the Chairman receiving an additional $500 per quarter.  All directors are reimbursed for their reasonable travel expenses incurred in attending meetings of our Board of Directors or any committee of our Board of Directors or otherwise in connection with their service as a director.  Additionally, compensation of $500 is paid to the non-employee directors for each committee meeting attended, and the audit committee chairman receives $1,000 for each quarterly committee meeting.

(2)        Our 2000 Incentive Plan, as amended on April 27, 2017, (the “Plan”) provides that each non-employee director of our Company will automatically be granted a non-qualified option for 1,000 shares of Common Stock under the Plan on the first business date after each annual meeting of stockholders of our Company.  In accordance with the Financial Accounting Standards Board, Accounting Standards Codification 718, Compensation – Stock Compensation (“FASB ASC Topic 718”), each option so granted to a non-employee director has an exercise price per share equal to the fair market value of the Common Stock on the date of grant of such option.  Each such option will be fully exercisable at the date of grant and will expire upon the tenth anniversary.

On April 28, 2017, Ms. Ehmann, Messrs. Hartman, Pauken, Bernard Paulson, Steven Paulson and Dr. Tan were each granted options to purchase 1,000 shares of Common Stock at the per share exercise price of $7.35, with the grant date fair value of $3,790, none of which were exercised during fiscal 2017.

On April 27, 2017, the stockholders approved an amendment to the Plan, which increases the number of non-qualified options automatically granted to non-employee directors, on the first business date after each annual meeting of stockholders of our Company, from 500 shares to 1,000 shares of Common Stock under the Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The following table sets forth the number of shares of Common Stock beneficially owned by each director and nominee for director and each named executive officers, and all directors and the named executive officer as a group, as of March 27, 2018:

	Amount of Common Stock Beneficially Owned(2)		Percent of Class * (1)
Julie Ehmann	7,540	(3)	*
Douglas M. Hartman	409,080	(4)	11.4%
Olaf Karasch	78,333	(5)	2.2%
Thomas W. Pauken	83,036	(6)	2.3%
Bernard A. Paulson	808,141	(7)	22.8%
Steven E. Paulson	7,267	(8)	*
Barbara Russell	12,392	(9)	*
Mark J. Schomp	42,826	(10)	1.2%
Tan Chin Yong	92,146	(11)	2.6%
All directors and three executive officers as a group (9) persons	1,540,761	(12)	42.0%

*      Indicates ownership of less than 1% of our Common Stock

(1)      Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended.

(2)      Unless otherwise indicated, each person has sole voting and investment power over the shares indicated and their address is 722 Burleson Street, Corpus Christi, Texas 78402.

(3)      Consists of (A) 2,540 shares held directly by Ms. Ehmann and (B) 5,000 shares issuable upon exercise of options that are exercisable at or within sixty days of March 13, 2018.

(4)     Consists of (A) 304,340 shares held for The Douglas MacDonald Hartman Family Irrevocable Trust account; (B) 94,340 shares issuable upon exercise of warrants held for the account of The Douglas MacDonald Hartman Family Irrevocable Trust account which are exercisable at or within sixty days of March 13, 2018; (C) 3,000 shares held by Mr. Douglas Hartman; and (D) 7,400 shares issuable upon exercise of options that are subject to stock options exercisable at or within sixty days of March 13, 2018, held for Douglas MacDonald Hartman’s account.  Douglas MacDonald Hartman has sole voting power over the shares held by The Douglas MacDonald Hartman Family Irrevocable Trust.

(5)      Consists of (A) 28,208 shares held by Dr. Karasch and (B) 50,125 shares issuable upon exercise of options that are exercisable at or within sixty days of March 13, 2018.

(6)     Consists of (A) 7,267 shares issuable upon exercise of options that are exercisable at or within sixty days of March 13, 2018; (B) 45,077 shares held by Mr. Pauken; (C) 21,454 shares held by Mr. Pauken’s spouse, of which Mr. Pauken disclaims beneficial ownership; and (D) 9,238 shares held by TWP Inc., of which Mr. Pauken is president and has sole voting power.

(7)     Consists of (A) 592,001 shares held for the account of Paulson Ranch, Ltd.; (B) 188,680 shares issuable upon exercise of warrants that are exercisable at or within sixty days of March 13, 2018; (C) 17,160 shares held by the Joan Lee Paulson Family Trust; (D) 3,000 shares held by Mr. Paulson; and (E) 7,300 shares issuable upon exercise of options that are exercisable at or within sixty days of March 13, 2018, held for Mr. Paulson’s account.  Mr. Paulson is Trustee and has sole voting power over the shares held by the Joan Lee Paulson Family Trust.

(8)     Consists of 7,267 shares issuable upon exercise of options that are exercisable at or within sixty days of March 13, 2018, held for Mr. Steven Paulson’s account.  Mr. Steven Paulson has a 19.6% ownership interest in Paulson Ranch, Ltd.; however, he disclaims all beneficial ownership of the shares held by Paulson Ranch, Ltd.  Paulson Ranch, L.L.C., the general partner of Paulson Ranch, Ltd. possesses sole voting and dispositive power with respect to these shares.

(9)      Consists of (A) 12,332 shares issuable upon exercise of options that are exercisable at or within sixty days of March 13, 2018 and (B) 60 shares held by Ms. Russell.

(10)  Includes (A) 800 shares held by Mr. Schomp’s associates, of which Mr. Schomp disclaims beneficial ownership; (B) 16,620 shares owned by Mr. Schomp; and (C) 25,406 shares issuable upon exercise of options that are exercisable at or within sixty days of March 13, 2018.

(11)   Consists of (A) 84,946 shares held directly by Dr. Tan and (B) 7,200 shares issuable upon exercise of options that are subject to stock options exercisable at or within sixty days of March 13, 2018.

(12)   Includes 129,297 shares which the directors and named executive officers as a group have the right to acquire pursuant to stock options within sixty days of March 13, 2018.

Equity Compensation Plan

The following table provides information as of December 31, 2017, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	133,002	$5.33	252,367
Equity compensation plans not approved by security holders	--		--
Total	133,002	$5.33	252,367

On February 21, 2000, the Company's Board of Directors approved the adoption of the 2000 Incentive Stock Option Plan (the “Plan”) for TOR Minerals International, Inc.  The Plan provides for the award of a variety of incentive compensation arrangements, including restricted stock awards, performance units or other non-option awards, to such employees and directors as may be determined by a Committee of the Board.  At the Annual Shareholders’ meeting on May 11, 2012, the maximum number of shares of the Company’s common stock that may be sold or issued under the Plan was increased to 500,000 shares subject to certain adjustments upon recapitalization, stock splits and combinations, merger, stock dividend and similar events; in addition the Plan was extended to May 23, 2022.  At December 31, 2017, there were 133,002 options outstanding, 114,631 exercised and 252,367 available for future issuance under the Plan.

For the years ended December 31, 2017 and 2016, the Company recorded $131,000 and $170,000, respectively, in stock-based compensation.  This compensation cost is included in general and administrative expense in the Company’s consolidated financial statements of operations.

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

The 2017 Performance Awards consisted of 43,000 or one fifth of the five year total.  Based on the satisfaction of the performance criteria established by the Company’s Board of Directors for the year ended December 31, 2017, the actual number of Performance Awards vested was 5,138 or approximately 12% of the annual grant.

The 2016 Performance Awards consisted of 43,000 or one fifth of the five year total.  Based on the satisfaction of the performance criteria established by the Company’s Board of Directors for the year ended December 31, 2016, the actual number of Performance Awards vested was 9,675 or approximately 22% of the annual grant.

The Company granted options to purchase 6,000 shares of common stock during the year ended December 31, 2017.  The weighted average fair value per option at the date of grant for options granted in the year ended December 31, 2017 was $3.79 as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2017	2016
Risk-free interest rate	2.10%	1.90%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.48	0.59
Expected term (in years)	7.00	7.00

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

The number of shares of common stock underlying options exercisable at December 31, 2017 was 115,502 and the weighted-average remaining contractual life of those options is 5.32 years.  Exercise prices on options outstanding at December 31, 2017, ranged from $2.70 to $18.22 per share as noted in the following table.

Options Outstanding at December 31,
2017	2016	Range of Exercise Prices
23,563	22,725	$ 2.70 - $ 4.99
22,439	16,439	$ 5.00 - $ 9.99
23,000	38,000	$ 10.00 - $ 10.99
40,500	40,500	$ 11.00 - $ 12.99
23,500	35,500	$ 13.00 - $ 18.22
133,002	153,164

As of December 31, 2017, there was approximately $46,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 0.61 years.

As most options issued under the Plan are incentive stock options, the Company does not receive any excess tax benefits relating to the compensation expense recognized on vested options.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Directors’ Attendance and Independence

During the year ended December 31, 2017, there were four regularly scheduled meetings of our Board of Directors.  No incumbent director attended less than 75% of such meetings and no incumbent director attended less than 75% of the director committee meetings on which such director served.  While the Company does not have a formal policy requiring the Board of Directors to attend the Annual Meeting of stockholders, the Company encourages its directors to attend the Annual Meeting of stockholders.

Our Board of Directors consists of a majority of independent directors as such term is defined in the Nasdaq Stock Market Marketplace Rules and has determined that, of our current directors, Ms. Ehmann, Messrs. Hartman, Pauken, Bernard Paulson, Steven Paulson, and Dr. Tan are independent.

Item 14.	Principal Accountant Fees and Services

Independent Public Accountants

BDO served as the Company’s principal independent public accountants for fiscal year ended December 31, 2017 and 2016.

Audit Fees and Audit-Related Fees

Fees incurred by us for audit services provided by BDO for the years ended December 31, 2017 and 2016 were approximately $231,000 and $200,000, respectively.  The audit fees consist primarily of fees for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.  No fees were incurred in either year for audit-related fees.

Tax Fees

Fees incurred by us for tax related services provided by BDO for the year ended December 31, 2017 and 2016 were approximately $34,000 and $25,000, respectively.

All Other Fees

During the year ended December 31, 2017 and 2016, BDO did not perform any other services for the Company.

Pre-Approval Policy

On March 5, 2005, the Audit Committee pre-approved the rendering of audit related and non-audit services not prohibited by law to be performed by our independent auditors with fees for such services approved up to aggregate maximum of $25,000.  The term of the pre-approval is 12 months.  The Audit Committee updated and approved the current pre-approval policy on February 24, 2018.  The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve a service not included in the general pre-approval and any proposed services exceeding pre-approved cost levels or budgeted amounts, provided that the Chairman shall report any decisions to pre-approve such audit related or non-audit services and fees to the full Audit Committee at its next regular meeting.

PART IV

Item 15.	Exhibits

(a)	The following documents are being filed as part of this annual report on Form 10-K:
1.	The Financial Statements are set out in this annual report on Form 10-K commencing on page F-1.

Exhibit No.	Description

3.1(1)(15)	Certificate of Incorporation of the Company as amended through February 28, 2010
3.2(1)(15)	By-laws of the Company, as amended through February 28, 2010
4.1(1)	Form of Common Stock Certificate
10.1(1)	Lease from Port of Corpus Christi Authority, dated April 14, 1987
10.2(1)	Lease from Port of Corpus Christi Authority, dated January 12, 1988, as amended on December 24, 1992
10.3(1) **	Summary Plan Description for the 1990 HITOX Profit Sharing Plan & Trust
10.4(2) **	Summary Plan Description for the 2000 Incentive Plan for TOR Minerals International, Inc.
10.5(3)	Amendment of Leases from Port of Corpus Christi Authority, dated July 11, 2000
10.6(4)	Form of Series A Convertible Preferred Stock Purchase Agreement, dated January 15, 2004
10.7(5)	Loan Agreement with HSBC Bank, dated November 23, 2004
10.8(5)	Loan Agreement with RHB Bank, dated November 23, 2004
10.9(5) **	Form of Incentive Stock Option Agreement for Officers A
10.10(5) **	Form of Incentive Stock Option Agreement for Officers B
10.11(5) **	Form of Nonqualified Option Agreement for Directors
10.12(6)	Loan Agreement with Rabobank, dated March 1, 2004
10.13(6)	Loan Agreement with Rabobank, dated July 6, 2004
10.14(7)	Capital Lease Agreement with De Lage Landen Financial Services, B.V., dated June 27, 2005
10.15(8)	Loan Agreement with Rabobank, dated July 19, 2005
10.16(9)	Amendment to Loan Agreement with HSBC Bank, dated September 14, 2005
10.17(10)	Amendment to Loan Agreement with HSBC Bank, dated December 22, 2005
10.18(10)	Amendment to Loan Agreement with RHB Bank, dated December 22, 2005
10.19(11)	Loan Agreement with Rabobank, dated March 20, 2007
10.20(12)	Service Agreement between Dr. Olaf Karasch and TOR Process and Trade, BV, (TPT) dated May 11, 2001
10.21(13)	Form of Subscription Agreement with respect to the Company’s September – October 2008 Private Placement
10.22(13)	Form of Warrant with respect to the Company’s September – October 2008 Private Placement
10.23(14)	Form of Subscription Agreement with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.24(14)	Form of 6% Convertible Subordinated Debenture with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.25(14)	Form of Warrant with respect to the Company’s May – August 2009 issuance of 6% Convertible Subordinated Debentures
10.26(16)	Loan Agreement with American Bank, dated December 31, 2010
10.27(17)	Amendment to Loan Agreement with HSBC Bank, dated November 15, 2010
10.28(17)	Amendment to Loan Agreement with HSBC Bank, dated June 27, 2011
10.27(17)	Amendment to Loan Agreement with RHB Bank, dated June 1, 2011
10.30(17)	Loan Agreement with Rabobank, dated June 28, 2011
10.31(18)	Amendment to Loan Agreement with American Bank, dated March 1, 2012
10.32(18)	Amendment to Loan Agreement with HSBC Bank, dated March 2, 2012

Exhibit No.	Description

10.33(19)	Amendment to Loan Agreement with RHB Bank, dated April 17, 2013
10.34(20)	Amendment One to Revolving Credit Promissory Note with American Bank, dated May 15, 2013
10.35(20)	Amendment One to Promissory Note with American Bank, dated May 15, 2013
10.36(20)	Amendment Two to Loan Agreement with American Bank, dated May 15, 2013
10.37(20)	Amendment to Loan Agreement with HSBC Bank, dated May 21, 2013
10.38(21)	Agreement with American Bank, dated October 24, 2013
10.39(21)	Amendment to Loan Agreement with RHB Bank, dated October 25, 2013
10.40(21)	Amendment to Loan Agreement with HSBC Bank, dated October 25, 2013
10.41(22)	Amendment Three to Loan Agreement with American Bank, dated January 17, 2014
10.42(23)	Amendment to Loan Agreement with RHB Bank, dated April 17, 2014
10.43(24)	Amendment Four to Loan Agreement with American Bank, dated August 1, 2014
10.44(25)	Amendment to Loan Agreement with RHB Bank, dated August 15, 2014
10.45(25)	Amendment to Loan Agreement with HSBC Bank, dated August 31, 2014
10.46(26)	Amendment Five to Loan Agreement with American Bank, dated May 15, 2015
10.47(27)	Amendment to Loan Agreement with Rabobank, dated July 13, 2015
10.48(27)	Loan Agreement with Rabobank, dated July 13, 2015
10.49(28)	Amendment to Loan Agreement with HSBC Bank, dated August 24, 2015
10.50(29)	Amendment Six to Loan Agreement with American Bank, dated December 30, 2015
10.51(30)	Amended and Restated Loan Agreement with American Bank, dated June 23, 2016
10.52(30)	Allonge and Amendment No. Four to the Revolving Credit Promissory Note with American Bank, dated June 23, 2016
10.53(31)	Form of Non-qualifying Stock Option Agreement (Performance Award) for Officers, dated April 21, 2016
10.54(31) **	Fourth Amendment to the 2000 Incentive Plan of TOR Minerals International, Inc., dated January 1, 2016
10.54(32)	Amendment to Loan Agreement with RHB Bank, dated February 21, 2017
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 on Form 10-KSB filed on March 24, 2006
21	Subsidiaries of Registrant: TOR Minerals Malaysia Sdn Bhd andTOR Processing & Trade BV
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-25354) filed November 3, 1988, which registration statement became effective December 14, 1988.

(2)	Incorporated by reference to the exhibit filed with the Company’s May 25, 2000 Form S-8
(3)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2000 Form 10-KSB
(4)	Incorporated by reference to the January 19, 2004 Form 8-K filed with the Commission on January 21, 2004
(5)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2004 Form 10KSB
(6)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2005 Form 10KSB
(7)	Incorporated by reference to the exhibit filed with the Company’s June 27, 2005 Form 8-K
(8)	Incorporated by reference to the exhibit filed with the Company’s July 19, 2005 Form 8-K
(9)	Incorporated by reference to the exhibit filed with the Company’s September 14, 2005 Form 8-K
(10)	Incorporated by reference to the exhibit filed with the Company’s December 22, 2005 Form 8-K
(11)	Incorporated by reference to the exhibit filed with the Company’s March 20, 2007 Form 8-K
(12)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2006 Form 10-K
(13)	Incorporated by reference to the exhibit filed with the Company’s September 15, 2008 Form 8-K
(14)	Incorporated by reference to the exhibit filed with the Company’s May 6, 2009 and August 26, 2009 Form 8-K
(15)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2009 Form 10-K
(16)	Incorporated by reference to the exhibit filed with the Company’s January 5, 2011 Form 8-K
(17)	Incorporated by reference to the exhibit filed with the Company’s September 30, 2011Form 10-Q
(18)	Incorporated by reference to the exhibit filed with the Company’s December 31, 2011 Form 10-K
(19)	Incorporated by reference to the exhibit filed with the Company’s March 31, 2013 Form 10-Q
(20)	Incorporated by reference to the exhibit filed with the Company’s June 30, 2013 Form 10-Q
(21)	Incorporated by reference to the exhibit filed with the Company’s September 30, 2013 Form 10-Q
(22)	Incorporated by reference to the exhibit filed with the Company’s January 22, 2014 Form 8-K
(23)	Incorporated by reference to the exhibit filed with the Company’s May 5, 2014 Form 10-Q
(24)	Incorporated by reference to the exhibit filed with the Company’s August 1, 2014 Form 8-K
(25)	Incorporated by reference to the exhibit filed with the Company’s November 5, 2014 Form 10-Q
(26)	Incorporated by reference to the exhibit filed with the Company’s May 26, 2015 Form 8-K
(27)	Incorporated by reference to the exhibit filed with the Company’s July 17, 2015 Form 8-K
(28)	Incorporated by reference to the exhibit filed with the Company’s October 29, 2015 Form 10-Q
(29)	Incorporated by reference to the exhibit filed with the Company’s January 4, 2016 Form 8-K
(30)	Incorporated by reference to the exhibit filed with the Company’s June 23, 2016 Form 8-K
(31)	Incorporated by reference to the exhibit filed with the Company’s April 22, 2016 Form 8-K
(32)	Incorporated by reference to the exhibit filed with the Company’s February 22, 2017 Form 8-K

**	Constitutes a compensation plan or agreement under which executive officers may participate

Item 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOR MINERALS INTERNATIONAL, INC. (Registrant)
Date: March 27, 2018	By:	OLAF KARASCH Olaf Karasch, President and CEO

Pursuant to the requirements Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity with the Company	Date

OLAF KARASCH (Olaf Karasch)	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2018

BARBARA RUSSELL (Barbara Russell)	Treasurer and Chief Financial Officer (Principal Accounting Officer)	March 27, 2018

DOUG HARTMAN (Doug Hartman)	Chairman of the Board	March 27, 2018

JULIE BUCKLEY (Julie Buckley)	Director	March 27, 2018

THOMAS W. PAUKEN (Thomas W. Pauken)	Director	March 27, 2018

BERNARD A. PAULSON (Bernard A. Paulson)	Director	March 27, 2018

STEVEN PAULSON (Steven Paulson)	Director	March 27, 2018

CHIN YONG TAN (Chin Yong Tan)	Director	March 27, 2018

TOR MINERALS INTERNATIONAL, INC. AND SUBSIDIARIES
 Annual Report on Form 10-K

Item 8.        Financial Statements and Supplementary Data

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

TOR Minerals International, Inc.

Corpus Christi, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TOR Minerals International, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2014.

Houston, Texas

March 27, 2018

F – 2

Item 8.	Financial Statements and Supplementary Data

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016
NET SALES	$38,966	$38,456
Cost of sales	35,412	33,361
GROSS MARGIN	3,554	5,095
Technical services and research and development	199	199
Selling, general and administrative expenses	4,682	4,154
Loss on disposal of assets	15	2
OPERATING (LOSS) INCOME	(1,342)	740
OTHER INCOME (EXPENSE):
Interest expense, net	(112)	(177)
Loss on foreign currency exchange rate	(26)	(50)
Other income, net	30	38
Total Other Expense	(108)	(189)
(LOSS) INCOME BEFORE INCOME TAX	(1,450)	551
Income tax (benefit) expense	(314)	107
NET (LOSS) INCOME	$(1,136)	$444

(Loss) Income per common share:
Basic	$(0.32)	$0.13
Diluted	$(0.32)	$0.13

Weighted average common shares outstanding:
Basic	3,542	3,376
Diluted	3,542	3,454

See accompanying notes to the consolidated financial statements.

F – 3

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years Ended December 31,
	2017	2016
NET (LOSS) INCOME	$(1,136)	$444
OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Currency translation adjustment, net of tax:
Net foreign currency translation adjustment income (loss)	1,586	(496)
Other comprehensive income (loss), net of tax	1,586	(496)
COMPREHENSIVE INCOME (LOSS)	$450	$(52)

See accompanying notes to the consolidated financial statements.

F – 4

TOR Minerals International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,609	$3,716
Trade accounts receivable, net	4,323	3,557
Inventories, net	9,136	11,776
Other current assets	848	742
Total current assets	17,916	19,791
PROPERTY, PLANT AND EQUIPMENT, net	18,389	15,907
DEFERRED TAX ASSET, foreign	20	27
OTHER ASSETS	4	4
Total Assets	$36,329	$35,729

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,672	$2,122
Accrued expenses	1,232	1,136
Notes payable under lines of credit	36	-
Export credit refinancing facility	-	206
Current maturities - capital leases	34	-
Current maturities of long-term debt – financial institutions	1,039	1,142
Total current liabilities	5,013	4,606
LONG-TERM DEBT - FINANCIAL INSTITUTIONS	2,378	2,725
LONG-TERM DEBT - CAPITAL LEASES	65	-
DEFERRED TAX LIABILITY, domestic	21	127
Total liabilities	7,477	7,458
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock $1.25 par value: authorized, 6,000 shares; 3,542 shares issued and outstanding at December 31, 2017 and 2016	4,426	4,426
Additional paid-in capital	30,675	30,544
Accumulated deficit	(5,957)	(4,821)
Accumulated other comprehensive loss	(292)	(1,878)
Total shareholders' equity	28,852	28,271
Total Liabilities and Shareholders' Equity	$36,329	$35,729

F – 5

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2017 and 2016
(In thousands)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance at December 31, 2015	3,014	$3,767	$29,636	$(5,265)	$(1,382)	$26,756
Exercise of warrants	528	659	738			1,397
Share based compensation			170			170
Net income				444		444
Cumulative Translation Adjustment					(496)	(496)
Balance at December 31, 2016	3,542	$4,426	$30,544	$(4,821)	$(1,878)	$28,271
Share based compensation			131			131
Net loss				(1,136)		(1,136)
Cumulative Translation Adjustment					1,586	1,586
Balance at December 31, 2017	3,542	$4,426	$30,675	$(5,957)	$(292)	$28,852

See accompanying notes to the consolidated financial statements.

F – 6

TOR Minerals International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(1,136)	$444
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,774	2,561
(Gain) Loss on disposal of assets	(3)	2
Share-based compensation	131	170
Deferred income tax benefit	(98)	(144)
(Recovery of) provision for bad debts	58	(237)
Changes in working capital:
Trade accounts receivables	(601)	182
Inventories	3,235	1,937
Other current assets	(39)	114
Accounts payable and accrued expenses	(442)	(197)
Net cash provided by operating activities	3,879	4,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,099)	(1,203)
Proceeds from sales of property, plant and equipment	2	2
Net cash used in investing activities	(3,097)	(1,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	118	82
Payments on lines of credit	(82)	(254)
Proceeds from export credit refinancing facility	-	1,705
Payments on export credit refinancing facility	(228)	(2,560)
Proceeds from capital lease	107	-
Payments on capital lease	(8)	-
Payments on long-term bank debt	(977)	(931)
Proceeds from the issuance of common stock through exercise of warrants	-	1,397
Net cash used in financing activities	(1,070)	(561)
Effect of foreign currency exchange rate fluctuations on cash and cash equivalents	181	(167)
Net (decrease) increase in cash and cash equivalents	(107)	2,903
Cash and cash equivalents at beginning of year	3,716	813
Cash and cash equivalents at end of year	$3,609	$3,716

Supplemental cash flow disclosures:
Interest paid	$117	$147
Income taxes paid	$76	$95

Non-cash investing activities:
Capital expenditures financed through accounts payable and accrued expenses	$879	$96

F – 7

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

1.	Description of Business

TOR Minerals International, Inc. and Subsidiaries (“TOR”, “we”, “us”, “our”, or the "Company"), a Delaware Corporation, is engaged in a single industry, the manufacture and sale of mineral products for use as pigments and extenders, primarily in the manufacture of paints, industrial coatings plastics, and solid surface applications.  The Company's global headquarters and U.S. manufacturing plant are located in Corpus Christi, Texas (“TOR U.S.” or “U.S. Operation”).  The Asian Operation, TOR Minerals Malaysia, Sdn. Bhd. (“TMM”), is located in Ipoh, Malaysia, and the European Operation, TOR Processing and Trade, BV (“TPT”), is located in Hattem, The Netherlands.

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

Allowance for Doubtful Accounts:  The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.  The allowance for non-collection of accounts receivable is based upon the expected collectability of all accounts receivable including review of current aging schedules and current economic conditions and customer history.  Accounts are written off when all reasonable internal and external collection efforts have been performed.  At December 31, 2017 and 2016, we maintained a reserve for doubtful accounts of approximately $170,000 and 102,000, respectively.

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

TMM measures and records its transactions in terms of the local Malaysian currency, the Ringgit (“RM”), which is also the functional currency.  As a result, gains and losses resulting from translating the balance sheet from RM to U.S. Dollars are recorded as cumulative translation adjustments (which are included in accumulated other comprehensive income, a separate component of shareholders’ equity) on the consolidated balance sheets.  As of December 31, 2017, the cumulative translation adjustment included on the consolidated balance sheets was a loss of approximately $1,140,000.

TPT’s functional currency is the Euro.  As a result, gains and losses resulting from translating the balance sheet from Euros to U.S. Dollars are recorded as cumulative translation adjustments on the consolidated balance sheets.  As of December 31, 2017, the cumulative translation adjustment included on the consolidated balance sheets was income of approximately $848,000.

F – 8

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

Inventory:  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions.  Based on our 2017 and 2016 inventory analysis, no such write down was required.

Overhead is charged to inventory based on normal capacity and we expense abnormal amounts of idle facility expense, freight and handling costs in the period incurred.  For the year ended December 31, 2017, the Company recorded approximately $2,150,000 related to idle facility expense primarily at the European operations which is included in the 2017 Consolidated Statement of Operations as a component of “Cost of sales”.  During 2016, we incurred approximately $475,000 related to idle facility expense.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

Impairment of Long-Lived Assets: The impairment of long-lived assets is assessed when changes in circumstances (such as, but not limited to, a decrease in market value of an asset, current and historical operating losses or a change in business strategy) indicate that their carrying value may not be recoverable.  This assessment is based on management’s estimates of future undiscounted cash flows, salvage values or net sales proceeds.  These estimates take into account management’s expectations and judgments regarding future business and economic conditions, future market values and disposal costs.  Actual results and events could differ significantly from management’s estimates.  Based upon our most recent analysis, management determined no assets were impaired.  There can be no assurance that future impairment tests will not result in a charge to net earnings (loss).

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

Income Taxes: The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

When accounting for uncertainties in income taxes, the Company evaluates all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws.  The Company is subject to taxation in the United States, Malaysia and The Netherlands.  Federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2014 through December 31, 2017.  State tax returns, which are filed in Texas, are subject to examination for the tax years ended December 31, 2013 through December 31, 2017.  The Company’s tax returns in various non-U.S. jurisdictions are subject to examination for various tax years dating back to December 31, 2012.

F – 9

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

The Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

In addition, the Company did not recognize any interest and penalties in our consolidated financial statements during the years ended December 31, 2017 and 2016.  If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, the Company expects to record both of these items as components of income tax expense.

Share Based Compensation:  The Company calculates share based compensation using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of subjective assumptions including the expected stock price volatility.  For the years ended December 31, 2017 and 2016, we recorded $131,000 and $170,000, respectively, in share-based employee compensation.  This compensation cost is included in the general and administrative expenses in the accompanying consolidated statements of operations.

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

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as amended by multiple standards updates.  The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS.  The pronouncement is effective for reporting periods beginning after December 15, 2017.  The Company has completed its analysis of the impact, and adopted the standard on January 1, 2018, using the modified retrospective method.  The adoption did not have a material impact on the timing or pattern of revenue recognition.

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
December 31, 2017 and 2016

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

2.	Debt and Notes Payable

Long-term Debt – Financial Institutions

Below is a summary of our long-term debt to financial institutions as of December 31, 2017 and 2016:

(In thousands)	December 31,
	2017	2016
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.85% at December 31, 2017, due July 1, 2029, secured by TPT's land and buildings. (Euro balance at December 31, 2017, €176)	$211	$206
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.3% at December 31, 2017, due January 31, 2030, secured by TPT's land and buildings. (Euro balance at December 31, 2017, €204)	245	234
Fixed rate Euro term note payable to a Netherlands bank, with an interest rate of 3.0% per annum, due December 31, 2025, is secured by TPT's land and buildings. (Euro balance at December 31, 2017, €800)	960	947
Variable rate Euro term note payable to a Netherlands bank, with a EURIBOR interest rate plus bank margin of 2.3% per annum, due December 31, 2020, is secured by substantially all of TPT's assets. The interest rate at December 31, 2017 was 2.3%. (Euro balance at December 31, 2017, €1,410)	1,692	1,978
Malaysian Ringgit term note payable to a Malaysian bank, with an interest rate of 2% above the bank base lending rate, due October 25, 2018, secured by TMM's property, plant and equipment. The interest rate at December 31, 2017 was 5.2%. (Ringgit balance at December 31, 2017, RM 1,250)	309	502

Total	$3,417	$3,867
Less current maturities	1,039	1,142
Total long-term debt - financial institutions	$2,378	$2,725

F – 11

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

European Operations

On July 7, 2004, TPT entered into a mortgage loan (the “First Mortgage”) with Rabobank.  The First Mortgage, in the amount of €485,000 ($582,000 at 12/31/2017), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the First Mortgage, the interest was adjusted to a fixed rate of 3.85%, effective August 1, 2013, for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  TPT utilized €325,000 ($390,000 at 12/31/2017) of the loan to finance the July 14, 2004, purchase of land and an office building, as well as to remodel the office building.  The balance of the loan proceeds, €160,000 ($192,000 at 12/31/2017), was used for the expansion of TPT’s existing building.  Monthly principal and interest payments commenced on September 1, 2004, and will continue through July 1, 2029.  The monthly principal payment is €1,616 ($1,939 at 12/31/2017).  The loan balance at December 31, 2017 was €176,000 ($211,000 at 12/31/2017).  The First Mortgage is secured by the land and office building purchased on July 7, 2004.

On January 3, 2005, TPT entered into a second mortgage loan (the “Second Mortgage”) with Rabobank to fund the acquisition of a 10,000 square foot warehouse with a loading dock that is located adjacent to TPT’s existing production facility.  The Second Mortgage, in the amount of €470,000 ($564,000 at 12/31/2017), is to be repaid over 25 years and the interest rate is to be adjusted every five years.  Under the terms of the Second Mortgage, the interest was adjusted to a fixed rate of 3.3%, effective January 3, 2013, for a period of five years.  On January 3, 2018, interest rate was adjusted to a fix rate of 2.1% for a period of five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal and interest payments commenced on February 28, 2005 and will continue through January 31, 2030.  The monthly principal payment is €1,566 ($1,879 at 12/31/2017).  The Second Mortgage is secured by the land and building purchased by TPT on January 3, 2005.  The loan balance at December 31, 2017 was €204,000 ($245,000 at 12/31/2017).

On July 13, 2015, TPT entered into a third mortgage loan (the “Third Mortgage”) with Rabobank to fund the completion of its plant expansion.  The Third Mortgage, in the amount of €1,000,000 ($1,200,000 at 12/31/2017), will be repaid over 10 years and the interest rate, currently fixed at 3%, is to be adjusted every five years.  Thereafter, the rate will change to Rabobank prime plus 1.75%.  Monthly principal payments of €8,333 ($10,000 at 12/31/2017) commenced on January 31, 2016 and will continue through December 31, 2025.  The Third Mortgage is secured by TPT’s real estate.  The loan balance at December 31, 2017 was €800,000 ($960,000 at 12/31/2017).

On July 13, 2015, TPT entered into a term loan (the “Term Loan”) with Rabobank to fund equipment purchases designed to improve production efficiencies and increase capacity at TPT.  The Term Loan, in the amount of €2,350,000 ($2,820,000 at 12/31/2017), will be repaid over a period of 5 years and is secured by TPT’s assets.  The interest rate, set for a period of three months, is based on the relevant EURIBOR rate plus the bank margin of 2.3 percentage points per annum, which was 2.3% (bank margin which is floor) at December 31, 2017.  The monthly principal payment of €39,167 ($47,000 at 12/31/2017) commenced on January 31, 2016 and continues through December 31, 2020.  The loan balance at December 31, 2017 was €1,410,000 ($1,692,000 at 12/31/2017).

At December 31, 2017, TPT was in compliance with all covenants.

F – 12

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

Asian Operations

On July 19, 2017, TMM amended its banking facility (the “HSBC Facility”) with HSBC Bank Malaysia Berhad (“HSBC”), a Malaysian Bank, extend the maturity date from June 30, 2017 to June 30, 2018.   Under the terms of the HSBC Facility, HSBC granted a new term loan to TMM in the amount of RM 5,000,000 ($1,236,000 at 12/31/2017) which was used to finance a portion of the cost of plant improvements to increase efficiency and production capacity.  Under the terms of the HSBC Facility, the term loan, which will be repaid over a period of five (5) years at an interest rate of 2.0% per annum above the HSBC’s base lending rate, matures June 30, 2018.  The interest rate at December 31, 2017 was 5.2% per annum.  Monthly principal payments, in the amount of RM 83,333 ($20,591 at 12/31/2017), commenced October 25, 2013 and will continue through October 25, 2018.  The loan balance at December 31, 2017 was RM 1,250,000 ($309,000 at 12/31/2017).  Under the terms of the HSBC Facility, TMM’s debt is due on demand, therefore, the loan balance at December 31, 2017, was classified as current.

At December 31, 2017, TMM was not in compliance with the utilization ratio required under their agreement with HSBC. The HSBC Facility requires TMM to maintain a 70% utilization of the HSBC Facility.  Due to TMM’s positive cash flow throughout 2017, it did not meet the 70% utilization.  As a result, TMM is working with HSBC to revise this specific covenant of the HSBC Facility.

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

On August 15, 2017, the Company entered into a new loan agreement (“Loan Agreement”) with the Lender which replaced the Agreement with the Lender dated December 31, 2010 and the Amended Agreement dated June 23, 2016.  Under the terms of the Loan Agreement, our Line was reestablished at $1,000,000 and the maturity date is extended from October 15, 2017 to October 15, 2018.  Under the terms of the Loan Agreement, the Company is required to maintain positive net earnings before taxes, interest, depreciation, amortization and all other non-cash charges on a rolling four-quarter basis.

Under the terms of the Loan Agreement, the amount the Company is entitled to borrow under the Line is subject to a borrowing base, which is based on the loan value of the collateral pledged to the Lender to secure the indebtedness owing to the Lender by the Company.  Amounts advanced under the Line bear interest at a variable rate equal to one percent per annum above the Wall Street Journal Prime Rate as such prime rate changes from time to time, with a minimum floor rate of 4.5%.  At December 31, 2017, no funds were outstanding on the Line.

The U.S. Operation was in compliance with all covenants at December 31, 2017.

F – 13

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

European Operations

On July 13, 2015, TPT amended the short term banking facility (the “TPT Amended Agreement”) with Rabobank.  Under the terms of the TPT Amended Agreement, the TPT line of credit was reduced from €1,100,000 to €500,000 ($1,320,000 to $600,000 at December 31, 2017) and interest was changed from a variable interest rate of bank prime plus 2.8% to the average 1-month EURIBOR plus the bank margin of 3.3%.  The interest rate  was 2.9% at December 31, 2017.  At December 31, 2017, TPT had €30,000 ($36,000 at 12/31/2017) outstanding on the line.

TPT was in compliance with all covenants at December 31, 2017.

Asian Operations

On July 19, 2017, TMM amended its short-term banking facility with HSBC to extend the maturity date from June 30, 2017 to June 30, 2018.  The HSBC facility includes the following in RM:  (1) overdraft of RM 500,000 ($124,000 at 12/31/2017); (2) an import/export line (“ECR”) of RM 10,460,000 ($2,585,000 at 12/31/2017); and (3) a foreign exchange contract limit of RM 5,000,000 ($1,236,000 at 12/31/2017).  At December 31, 2017, no funds were outstanding on the HSBC short-term banking facility.

On October 12, 2017, TMM amended its short-term banking facility with RHB Bank Berhad (“RHB”) to extend the maturity date from August 11, 2017 to February 11, 2018. TMM is currently negotiating with RHB to extend the maturity date to August 11, 2018.  The RHB facility includes the following: (1) a multi-trade line of RM 3,500,000 ($865,000 at 12/31/2017); (2) a bank guarantee of RM 1,200,000 ($297,000 at 12/31/2017); and (3) a foreign exchange contract line of RM 2,500,000 ($618,000 at 12/31/2017). At December 31, 2017, no funds were outstanding on the RHB short-term banking facility.

TMM was not in compliance with the utilization ratio required under their agreement with HSBC at December 31, 2017. The HSBC Facility requires TMM to maintain a 70% utilization of the HSBC Facility.  Due to TMM’s positive cash flow throughout 2017, it did not meet the 70% utilization.

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

The following is a summary of the future maturities of long-term debt to financial institutions as of December 31, 2017:

Years Ending December 31,
(In thousands)
2018	$1,039
2019	730
2020	730
2021	166
2022	166
Thereafter	586
Total	$3,417

F – 14

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

3.	Fair Value Measurements

The following table summarizes the valuation of our financial instruments recorded on a fair value basis as of December 31, 2017 and 2016.  The Company did not hold any non-financial assets and/or non-financial liabilities subject to fair value measurements on a non-recurring basis at December 31, 2017 or 2016.

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

	Fair Value Measurements
(In Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Asset
December 31, 2017
Currency forward contracts	$3	$-	$3	$-

Current Liability
December 31, 2016
Currency forward contracts	$2	$-	$2	$-

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

	December 31, 2017		December 31, 2016
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$3,417	$3,348	$3,867	$3,785

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade receivables, payables and accrued liabilities, accrued income taxes and short-term borrowings approximate fair values due to the short term nature of these instruments, accordingly, these items have been excluded from the above table.

F – 15

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

4 .	Inventories

A summary of inventories follows:

(In thousands)	December 31,
	2017	2016
Raw materials	$3,205	$5,235
Work in progress	1,446	1,636
Finished goods	4,087	4,587
Supplies	844	717
Total Inventories	9,582	12,175
Inventory reserve	(446)	(399)
Net Inventories	$9,136	$11,776

5.	Property, Plant and Equipment

Major classifications and expected lives of property, plant and equipment are summarized below:

(In thousands)		December 31,
	Expected Life	2017	2016
Land	--	$324	$292
Office buildings	39 years	4,785	4,280
Production facilities	10 - 20 years	11,509	10,734
Machinery and equipment	3 - 15 years	27,492	24,492
Furniture and fixtures	3 - 20 years	1,892	1,706
Total		46,002	41,504
Less accumulated depreciation		(29,503)	(25,968)
Property, plant and equipment, net		16,499	15,536
Construction in progress		1,890	371
		$18,389	$15,907

All property, plant and equipment is depreciated using the straight-line method over the estimated useful lives of depreciable assets which range from 3 to 39 years.  Maintenance and repair costs are charged to operations as incurred and major improvements extending asset lives are capitalized.

The amounts of depreciation expense recorded on the Company’s property, plant and equipment for the year ended December 31, 2017 and 2016 was $2,774,000 and $2,561,000, respectively.

F – 16

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

6.	Segment Information

The Company and its subsidiaries operate in the business of pigment manufacturing and related products in three geographic segments – United States, European and Asian.

United States – This segment represents products manufactured at our facility located in Corpus Christi, Texas.  The segment manufactures HITOX, BARTEX, HALTEX, OPTILOAD and TIOPREM which is sold primarily in North, Central and South America.  Sales of this segment, which includes intercompany purchases of ALUPREM from our European operation, represented approximately 62% and 69% of our consolidated sales for the years ended December 31, 2017 and 2016, respectively.

European – This segment represents products manufactured at the Company’s wholly-owned operation, TPT, located in the Netherlands.  TPT manufactures ALUPREM and BARYPREM which is sold primarily in Europe.  Sales of this segment, which include intercompany purchases HITOX and TIOPREM from our Asian operation, represented approximately 29% and 24% of our consolidated sales for the years ended December 31, 2017 and 2016, respectively.  Intercompany sales of ALUPREM between the TPT and the U.S. operation, which are eliminated in consolidation, represented 25% and 44% of this segments total sales for the years ended December 31, 2017 and 2016, respectively.

Asian – This segment represents products manufactured at the Company’s wholly-owned operation, TMM, located in Malaysia.  TMM manufactures HITOX and TIOPREM which is sold primarily in Asia.  Sales of this segment represented approximately 10% and 6% of our consolidated sales for the years ended December 31, 2017 and 2016, respectively.  Intercompany sales of HITOX, TIOPREM and SR between the TMM and the U.S. and European operations are eliminated in consolidation represented 46% and 65% of this segments total sales for the years ended December 31, 2017 and 2016, respectively .

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

For the year ended December 31, 2017 and 2016, the U.S. operations received approximately 23% and 35%, respectively, of its total third party sales revenue from BASF; the European operations received approximately 16% and 17%, respectively, from Hemmelrath; and, the Asian operations received approximately 25% and 22%, respectively, of its total third party sales revenue from Connell Brothers.

Sales from the subsidiary to the parent company are based upon profit margins which represent competitive pricing of similar products.  Intercompany sales consist of ALUPREM, SR, HITOX and TIOPREM.

The Company's principal products, ALUPREM and HITOX, accounted for approximately 38% and 24%, respectively, of net consolidated sales in 2017 and approximately 44% and 21%, respectively in 2016.

F – 17

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

The Company sells its products to customers located in more than 60 countries.  Sales to external customers are attributed to geographic area based on country of distribution.  Sales to customers located in the U.S. represented approximately 53% and 62% for the years ended December 31, 2017 and 2016, respectively.

For the year ended December 31, 2017 and 2016, sales to customers in Germany represented approximately 19% and 22%, respectively, of our total foreign sales and sales to customers in Italy represented 10% of our 2016 total foreign sales.

Approximately 7% of the Company's employees are represented by an in-house collective bargaining agreement during 2017 and 2016.

A summary of the Company’s manufacturing operations by geographic segment is presented below:

(In thousands)	United States (Corpus Christi)	European (TPT)	Asian (TMM)		Inter- Company Eliminations	Consolidated
As of and for the years ended:
December 31, 2017
Net Sales:
Customer sales	$23,998	$11,125	$3,843		$-	$38,966
Intercompany sales	38	3,817	3,233		(7,088)	-
Total Net Sales	$24,036	$14,942	$7,076		$(7,088)	$38,966
Share based compensation	$131	$-	$-		$-	$131
Depreciation	$1,119	$1,521	$134	$		$2,774
Interest (income) expense	$(2)	$96	$18	$		$112
Income tax (benefit) expense	$(104)	$(218)	$(2)		$10	$(314)
Location profit (loss)	$(604)	$(882)	$331		$19	$(1,136)
Capital expenditures	$1,062	$1,975	$62	$		$3,099
Location long-lived assets	$5,437	$12,181	$771		$-	$18,389
Location assets	$16,822	$15,608	$6,407		$(2,508)	$36,329

December 31, 2016
Net Sales:
Customer sales	$26,678	$9,313	$2,465		$-	$38,456
Intercompany sales	98	7,357	4,535		(11,990)	-
Total Net Sales	$26,776	$16,670	$7,000		$(11,990)	$38,456
Share based compensation	$170	$-	$-		$-	$170
Depreciation	$1,076	$1,343	$142		$-	$2,561
Interest (income) expense	$(2)	$107	$72		$-	$177
Income tax (benefit) expense	$(131)	$247	$-		$(9)	$107
Location profit (loss)	$(406)	$826	$34		$(10)	$444
Capital expenditures	$463	$735	$5		$-	$1,203
Location long-lived assets	$5,291	$9,832	$784		$-	$15,907
Location assets	$17,013	$13,417	$6,013		$(714)	$35,729

F – 18

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

7.	Calculation of Basic and Diluted Earnings per Share

(in thousands, except per share amounts)	Years Ended December 31,
	2017	2016
Numerator:
Net (Loss) Income	$(1,136)	$444

Denominator:
Denominator for basic (loss) earnings per share - weighted-average shares	3,542	3,376
Dilutive potential common shares	-	78
Denominator for diluted (loss) earnings per share - weighted-average shares and assumed conversions	3,542	3,454

Basic and diluted (loss) earnings per common share	$(0.32)	$0.13

Approximately 133,000 and 130,000 employee stock options were excluded from calculation of diluted earnings per share for the years ended December 31, 2017 and 2016, respectively, as the effect would be anti-dilutive.

F – 19

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

8.	Income Taxes

Loss (income) before provision for income taxes was as follows:

	Years Ended December 31,
(In thousands)	2017	2016
Domestic	$(708)	$(537)
Foreign	(742)	1,088
(Loss) income before income taxes	$(1,450)	$551

The components of provision for income taxes for periods presented are as follows:

	Components of Provision for Income Tax (Benefit) Expense
	Years Ended December 31,
	2017			2016
(In thousands)	Current	Deferred	Total	Current	Deferred	Total
Federal	$-	$(102)	$(102)	$-	$(140)	$(140)
State	2	-	2	4	-	4
Foreign	(218)	4	(214)	247	(4)	243
Total Income Tax (Benefit) Expense	$(216)	$(98)	$(314)	$251	$(144)	$107

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $103,000 as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was a benefit of $13,000. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings resulted in an increase in our tax expense of $116,000.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $13,000 of the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $116,000 of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Due to the adoption of ASU 2016-09 in 2017, all excess tax benefits and deficiencies are recognized as income tax expense in the Company’s Consolidated Statement of Operations. This will result in increased volatility in the Company’s effective tax rate.

F – 20

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:

Effective Tax Rate Reconciliation	Years Ended December 31,
(In thousands)	2017	2016
Expense (benefit) computed at statutory rate	$(493)	$187
Change in valuation allowance - Foreign	(114)	(30)
Effect of items deductible for book not tax, net
Share based compensation	32	40
Other - Domestic	5	5
Effect of foreign tax credit	33	11
Effect of foreign tax rate differential	118	(109)
State income taxes, net of Federal benefit	2	3
Impact of Tax Cuts and Jobs Act of 2017
Change in tax rate	(13)	-
Transition Tax	116	-
	$(314)	$107

Significant Components of Deferred Taxes	Year Ended December 31,
(In thousands)	2017	2016
Deferred Tax Assets:
Net operating loss carry-forwards - Domestic	$214	$316
Net operating loss carry-forwards - Foreign	840	758
Intercompany profit	43	50
Alternative minimum tax credit carryforwards	20	65
Domestic reserves	20	33
Foreign tax credits	515	642
Other deferred assets - Domestic	25	57
Other deferred assets - Foreign	-	107
	$1,677	$2,028
Valuation Allowance - Foreign	(1,364)	(1,478)
Total deferred tax assets	313	550

Deferred Tax Liabilities:
PP&E - Domestic	$287	$590
PP&E - Foreign	14	52
Unrealized foreign currency gains - Domestic	11	-
Unrealized foreign currency gains - Foreign	-	5
Other	2	3
Total deferred tax liabilities	314	650
Net deferred tax asset (liability)	$(1)	$(100)

Our effective tax rate is based on our level of pre-tax income, statutory rates and tax planning strategies.  Significant management judgment is required in determining the effective rate and in evaluating our tax position.  At December 31, 2017, our U.S. operation had federal NOL carry-forwards of approximately $1,018,000 which resulted in a deferred tax asset (“DTA”) of approximately $214,000 which will begin to expire in 2033.  At December 31, 2017, the U.S. operation had deferred tax liabilities (“DTL”) of $287,000, primarily related to book vs. tax depreciation.  These temporary differences are expected to fully reverse prior to the expiration of the existing DTA; therefore, we determined that it is not necessary to provide a valuation allowance for our U.S. NOL as we believe the DTA is fully recoverable.  The Company remeasured these non-current assets and liabilities at the applicable tax rate of 21% in accordance with the Tax Cuts and Jobs Act of 2017. The remeasurement resulted in a total decrease in the U.S. deferred taxes of $13,000.

F – 21

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

At December 31, 2017, our Asian operation, TMM, had NOL carry-forwards of approximately $3,502,000 and certain other deferred tax assets of approximately $2,183,000 which resulted in a DTA of approximately $1,356,000.  Due to the uncertainties regarding TMM’s ability to utilize these DTAs, the Company established a valuation allowance to fully reserve against these DTAs.

9.	Stock Options

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

For the years ended December 31, 2017 and 2016, the Company recorded $131,000 and $170,000, respectively, in stock-based employee compensation.  This compensation cost is included in the general and administrative expenses and cost of sales in the accompanying consolidated statements of operations.

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

The Performance Awards, which vest over a five year period, are based solely on the basis of satisfaction of the performance criteria established annually by the Company’s Board of Directors.  The Performance Periods begin on January 1 of each calendar year and ending on December 31 of such year.  The first Performance Period began on January 1, 2016 and ended on December 31, 2017.  The final Performance Period shall begin on January 1, 2020 and shall end on December 31, 2020.  The exercise price for the Performance Awards was set at the closing price of the Company’s stock on January 4, 2016, as established by NASDAQ, at $4.51 per share.

The 2017 Performance Awards consisted of 43,000 or one fifth of the five year total.  Based on the satisfaction of the performance criteria established by the Company’s Board of Directors for the year ended December 31, 2017, the actual number of Performance Awards vested consisted of 5,138 or approximately 12% of the annual grant.

The Company granted options to purchase 6,000 shares of common stock in each of the years ended December 31, 2017 and 2016.  The weighted average fair value per option at the date of grant for options granted in the years ended December 31, 2017 and 2016 was $3.79 and $2.73, respectively, as valued using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Twelve Months Ended December 31,
	2017	2016
Risk-free interest rate	2.10%	1.90%
Expected dividend yield	0.00%	0.00%
Expected volatility	0.48	0.59
Expected term (in years)	7.00	7.00

F – 22

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

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

The following table summarizes certain information regarding stock option activity:

		Options
	Total Reserved	Outstanding	Weighted Avg Exercise Price	Range of Exercise Prices
Balances at December 31, 2015	385,369	146,305	$13.24	$2.70 - $30.55
Granted		19,975	$4.51	$4.51 - $4.50
Forfeited or expired		(13,116)	$10.38	$29.50 - $30.55
Balances at December 31, 2016	385,369	153,164	$10.84	$2.70 - $18.22
Granted		11,138	$6.04	$7.35 - $7.35
Forfeited or expired		(31,300)	$10.79	$4.51 - $13.45
Balances at December 31, 2017	385,369	133,002	$5.33	$2.70 - $18.22

Of the 500,000 shares included in the Plan, there have been 114,631 options exercised.  At December 31, 2017, there were 133,002 options outstanding and 252,367 were available for future issuance.

The number of shares of common stock underlying options exercisable at December 31, 2017 was 122,502 and the weighted-average remaining contractual life of those options is 5.32 years.  Exercise prices on options outstanding at December 31, 2017, ranged from $2.70 to $18.22 per share as noted in the following table.

Options Outstanding at December 31,
2017	2016	Range of Exercise Prices
23,563	22,725	$ 2.70 - $ 4.99
22,439	16,439	$ 5.00 - $ 9.99
23,000	38,000	$ 10.00 - $ 10.99
40,500	40,500	$ 11.00 - $ 12.99
23,500	35,500	$ 13.00 - $ 18.22
133,002	153,164

As of December 31, 2017, there was approximately $46,000 of compensation expense related to non-vested awards.  This expense is expected to be recognized over a weighted average period of 0.85years.

10.	Profit Sharing Plan

The Company has a profit sharing plan that covers the U.S. employees.  Contributions to the plan are at the option of and determined by the Board of Directors and are limited to the maximum amount deductible by the Company for Federal income tax purposes.  For the years ended December 31, 2017 and 2016, there were no contributions to the plan.

The Company also offers U.S. employees a 401(k) savings plan administered by an investment services company.  Employees are eligible to participate in the plan after completing six months of service with the Company.  The Company matches contributions up to 4% of the employee's eligible earnings.  Total Company contributions to the 401(k) plan for the years ended December 31, 2017 and 2016 was approximately $68,000 and $66,000, respectively.

F – 23

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

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

At December 31, 2017, we had foreign currency contracts not designated as hedges.  We marked these contracts to market, recording income of approximately $3,000 as a component of our 2017 net loss and $3,000 as a current asset on the consolidated balance sheet at December 31, 2017.

The following table summarizes the gross fair market value of all derivative instruments, in thousands, which are not designated as hedging instruments and their location in our consolidated balance sheets:

Asset Derivatives
Derivative Instrument	Location	December 31, 2017	December 31, 2016
Foreign Currency Exchange Contracts	Other Current Assets	$3	$-

Liability Derivatives
Derivative Instrument	Location	December 31, 2017	December 31, 2016
Foreign Currency Exchange Contracts	Accrued Expenses	$-	$2

The following table summarizes the impact of the Company’s derivatives, in thousands, on the consolidated financial statements of operations for the years ended December 31, 2017 and 2016:

Derivative	Location of (Gain) Loss on Derivative	Amount of Loss Recognized in Operations Year Ended December 31,
Instrument	Instrument	2017	2016
Foreign Currency Exchange Contracts	(Gain) Loss on foreign currency exchange rate	$(3)	$3

F – 24

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

12.	Commitments and Contingencies

Land Lease

The Company operates a plant in Corpus Christi, Texas.  The facility is located in the Rincon Industrial Park on approximately 15 acres of land, with approximately 14 acres leased from the Port of Corpus Christi Authority (the "Port") and approximately one acre owned by the Company.  The lease payment is subject to an adjustment every 5 years for what the Port calls the "equalization valuation".  This is used as a means of equalizing rentals on various Port lands and is determined solely at the discretion of the Port.  The last equalization valuation was July 2017 at which time the annual lease increased from approximately $95,000 to $178,000.  The Company and the Port executed an amended lease agreement on July 11, 2000, which extended the expiration date of the lease to June 30, 2027.

Minimum future rental payments for non-cancelable leases as of December 31, 2017 for the next five years ending December 31 and in total thereafter are as follows:

Years Ending December 31,
(In thousands)
2018	$178
2019	178
2020	178
2021	178
2022	178
Thereafter	800
Total minimum lease payments	$1,690

Rent expense under these leases was approximately $160,000 and $114,000 for the years ended December 31, 2017 and 2016, respectively.

Capital Leases

The Company’s operation in The Netherlands entered into a capital lease, in the amount of €89,550 ($107,460) for a compressed air system from Diependael.  The lease, which has an interest rate of 5.75%, includes executory costs of €270 ($324) and a purchase option of €9,950 ($11,940) at the end of the 36 month lease term.

Year Ending December 31, 2017
(In thousands)
2018	$39
2019	39
2020	29
Total minimum lease payments	107
Less: Amount representing executory costs	-
Net minimum lease payments	107
Less: Amount representing interest	(8)
Present value of net minimum lease payments	99
Less: Current maturities of capital lease obligations	(34)
Long-term capital lease obligations, net of current maturities	$65

F – 25

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

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

13.	Significant Customers

For the years ended December 31, 2017 and 2016, one customer accounted for approximately 14% and 24%, respectively, of our total consolidated sales revenue.  At December 31, 2017, this customer did not have an open balance included in Accounts Receivable.  Amounts included in Accounts Receivable for this customer as of December 31, 2016 was approximately $290,000.

14.	Foreign Customer Sales

Revenues from sales to customers located outside the U.S. for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
(In thousands)	2017	2016
Canada, Mexico & South/Central America	$3,067	$2,608
Pacific Rim	3,678	2,418
Europe, Africa & Middle East	11,591	9,594
Total Foreign Sales	$18,336	$14,620

For the years ended December 31, 2017 and 2016, Germany represented 17% and 22%, respectively, of our foreign sales and Italy represented 10% of our 2016 foreign sales.

15.	Sales by Product

Revenues from sales by product for the years ended December 31, 2017 and 2016 are as follows (in thousands):

Product	2017		2016		Variance
ALUPREM	$14,958	38%	$16,802	44%	$(1,844)	-11%
HITOX	9,349	24%	8,006	21%	1,343	17%
BARTEX / BARYPREM	8,383	22%	8,217	21%	166	2%
HALTEX / OPTILOAD	5,383	14%	4,364	11%	1,019	23%
TIOPREM	585	1%	742	2%	(157)	-21%
OTHER	308	1%	325	1%	(17)	-5%
Total	$38,966	100%	$38,456	100%	$510	1%

F – 26

TOR Minerals International, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2017 and 2016

TOR Minerals International, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2017 and 2016
(In thousands)

			Additions	Deductions
		Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of year
Allowance for Doubtful Accounts Receivable:
2017		$102	$68	$-	$-	$-	$170

2016		$366	$42	$(295)	$-	$(11)	$102

			Additions	Deductions
		Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Effect of Exchange Rate Changes	Balance at End of year
Inventory Reserve:
2017		$399	$40	$-	$-	$7	$446

2016		$826	$60	$(458)	$-	$(29)	$399

		Additions		Deductions
	Balance at Beginning of Year	Charged to Operations	Charged to Additional Paid-in Capital and Other Comprehensive Income	Credited to Operations	Credited to Additional Paid-in Capital and Other Comprehensive Income	Other Adjustments	Balance at End of year
Deferred Tax Valuation Allowance:
2017	$1,478	$-	$-	$(114)	$-	$-	$1,364

2016	$1,703	$-	$-	$(225)	$-	$-	$1,478

F – 27